Form 10-K405
period 1996-05-31
SCHMITT INDUSTRIES INC
filed 1996-08-30
CIK 922612

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended:  May 31, 1996

                                          or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from              to
                                        -------------   --------------


                           Commission File Number:  0-23996

                               SCHMITT INDUSTRIES, INC.
                (Exact name of registrant as specified in its charter)

         Oregon                                     91-1151989
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation or organization)

                               2765 N.W. Nicolai Street
                               Portland, Oregon  97210
                 (Address of principal executive offices) (Zip Code)

                                    (503) 227-7908
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class      Name of each exchange on which registered
    ---------------------------   -----------------------------------------
              None                                    None

Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock - no par value
                                (Title of each class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---        ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of August 20, 1996, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was $20,107,188 based on the closing sales price of the registrant's Common Stock on the Nasdaq - Small Cap Market. On that date, there were 6,981,889 shares of Common Stock outstanding.

    Portions of the registrant's 1996 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

                                        PART I

ITEM 1.  BUSINESS

INTRODUCTION

    The Company designs, assembles and markets computer-controlled balancing equipment for use primarily by the machine tool industry. Through its wholly owned subsidiary acquired in May 1995, Schmitt Measurements Systems, Inc. ("SMS"), a Montana corporation, the Company also designs, manufactures and markets precision laser measurement systems. In June 1996, the Company formed Schmitt Europe, Ltd. under the laws of Great Britain to market and sell the Company's products in Great Britain.

    The Company was incorporated under the laws of British Columbia, Canada as CIRA Resources Ltd. in 1984. The name of the Company was changed to Folkestone Resources Ltd. in 1984 and to Schmitt Industries Inc. in 1987. In February 1996, the Company was "continued" from British Columbia to the state of Wyoming and then merged into its wholly owned subsidiary, Schmitt Industries, Inc., an Oregon corporation.

    The Company acquired its original balancing equipment technology pursuant to a series of agreements from 1987 through 1991. The patented technology has been substantially enhanced and advanced in the past decade.

    During Fiscal 1995, the Company completely wrote down its home security alarm technology from $400,599. This technology was acquired in 1991. As a result of the Company's decision to concentrate its resources on the balancing equipment market during the last several years and, more recently, the precision measurement equipment market, the technology became obsolete and the Company decided to abandon its home security alarm business.

    In May 1995, the Company acquired TMA Technologies Inc. ("TMA"), a designer, assembler and marketer of innovative industrial measurement systems based on laser light scatter technologies. For all of the outstanding shares of TMA, the Company paid $15,000, assumed approximately $515,000 of TMA debt and agreed to make royalty payments to TMA's shareholders of 5% on sales of TMA products and future Company products that utilize TMA's technologies, hardware, software and existing patents, subject to a maximum royalty of $6 million. In June 1995, TMA began operations in Portland and subsequently changed its name to Schmitt Measurement Systems, Inc.

BALANCING PRODUCTS

    The principal product of the Company is the Schmitt Dynamic Balance System (the "SBS System"). It consists of a computer control unit, sensor, spindle mounting adapter, and balance head. It was designed to be an inexpensive, yet highly accurate, permanent installation on grinding machines. Today, the SBS System is beginning to be evaluated by manufacturers for additional applications including large electric motors, industrial fans, industrial brushing devices, turbines and similar devices.

    The SBS System is fully automated and consequently the user does not have to pre-balance such devices as grinding wheels. This reduces the setup time of such operations and ensures a smoother and more efficient operation.

    The SBS System operates on a principle of mass compensation for wheel imbalance. The balance head contains two movable eccentric weights, each of which is driven by electric motors through a precision gear train. These weights can be repositioned to offset any imbalance in a grinding wheel or other application. Imbalance or vibration is picked up by the sensor. The signal is fed to a controller that filters the signal by revolutions per minute. The controller then drives the two balance head weights in the direction that reduces the amplitude of the vibration signal. When the weights are positioned so the lowest vibration level is reached, the balance cycle is complete.

    Notable features of the SBS System include its ability to fit almost all machines, ease of installation, compact and modular construction, ability to balance a wheel while on a machine, elimination of wheel vibration, automatic monitor of balance, display in both English and metric systems, instrument grade calibration, short balance process, measurement of both displacement and/or velocity, and minimal user maintenance.

    Benefits to the system user include improved quality of finished parts, ease of product adaptation, minimal downtime, complete and ready installation, elimination of need for static balancing, longer life for wheels, dressings, diamonds and spindle bearings, the ability to balance within 0.2 microns and its adaptability to all types of machines.

    The precision grinding industry has a worldwide presence and is established in all industrialized countries. In each major industrialized country there are three major market segments: the machine tool builders, the rebuilders and grinding machine users.

    The first major market segment consists of machine tool builders who actually design and manufacture a variety of cylindrical, surface, and specialty application grinding machines that are sold at home and also exported to foreign markets. SBS System products are distributed to a variety of world markets through OEM (original equipment manufacturer) accounts, where a special pricing (20%) discount is offered to the machine builder if the designer incorporates the SBS System into its machine.

    Examples of some of well-known worldwide machine tool builders who have offered and/or installed the SBS System include are ANCA (Australia), Bryant Grinders Corporation (U.S.), Blohm Incorporated (U.S.), Blohm GmbH (Germany), Capco Machinery (U.S.), Cincinnati Milacron (U.S.), Ecotech/SMTW (China/U.S.), Gold Crown Machinery (U.S.), Gleason Works (U.S.), Litton IAS/Landis Grinding (U.S.), Mattison Machine (U.S.), Micron Machinery Limited (Japan/U.S.), Normac Incorporated (U.S.), NTC Toyama America (U.S./Japan), Okomoto (Japan), Okuma Machine (Japan), Royal Master Grinders (U.S.), Shigiya Machine (Japan), Sumitomo Heavy Industry (Japan), TOS Hostivar (Czech Republic), TOS Holice (Czech Republic), Toyoda Machine (Japan) and Weldon Machine Tool (U.S.).

    One successful marketing channel to tool builders is the sale of the SBS System to users who purchase new machines and thereby experience the benefits of the SBS System and then purchase additional units for application to their older machines.

    The second major market segment consists of machine tool rebuilders who are found in all industrial nations and who develop their business with users by offering to completely update and refurbish older machine tools. These rebuilders typically tear the old machine apart and install new bearings, new electronics, and new advanced features, such as an SBS Automatic Wheel Balancer. The Company currently sells its product directly to all major machine rebuilders in the U.S. and to some countries in Western Europe.

    Grinding machine users in industrialized countries are the third major market segment. Users become aware of the SBS System through trade shows, trade magazine advertising, distributors, field representatives, referrals and new machine suppliers.

    Precision grinding is increasing as a worldwide method of material removal and material processing. Therefore, the Company believes that there may be an increase in market growth and an increase in the need for automatic balancers. Precision grinding is necessary in all major manufacturing areas such as the automotive industry (camshafts, crankshafts, valves), bearings (roller and tapered types), ceramics (precision shaping), electric motors (shafts), pumps (shafts and turbines), aircraft (engine parts), and general manufacturing.

    The Company's business is conducted with many customers located throughout the world. Examples of some of the more well known of these include Black & Decker, Briggs and Stratton, Caterpillar Inc., Daewoo International Corp., Eaton Corporation, Ford Motor Company, General Electric Corp., General Motors, Ingersoll Rand, Sumitomo Heavy Industries, Texas Instruments, The Timken Company, Torrington, TRW Automotive Components and Westinghouse Electric Corp.

    COMPETITION. Management believes that the SBS System is the only fully automatic balancing system marketed in the world. All other competitive balancing products require special setup and training or calibration to the specific machine. The Company believes that the SBS System is currently the only balancing product on the market that fits all machines with wheel sizes from 6 to 48 inches in diameter and spindle rpm of 500 through 7,500.

    Competitive products include European manufacturers building water balancers and electromechanical balancers similar to the SBS System. Water balancers are currently priced at about twice the level of the SBS System because of expensive plumbing and water chambers machined into the wheel hub. The machines are disassembled and parts remachined or replaced within the spindle assembly, a process that takes from one to two days. The system is "tuned" or "calibrated" to the machine by a factory service technician.
Although water systems are unable to balance at low or high rpm, they work in the mid-range when properly monitored by regularly cleaning filters and checking clearance of water jets. This technology is the oldest in the market and is employed in the most installed systems. The Company considers water balancers to be the its major competition due to their widespread installation but easy to compete against.

    Water balancers do not maintain accuracy during grinding and require constant adjustment due to water leakage. Once the machine stops, for whatever reason, it must be rebalanced. Balancing time is generally anywhere from one to three minutes.

    Electromechanical balancers similar to the SBS System are produced by several European companies, located primarily in Switzerland, Germany, Spain and Italy. This type of balancer has deficiencies in electronics which render them less effective in solving essential balancing requirements. It cannot achieve the consistent low balance levels obtained by the SBS System and cannot operate effectively at 500 rpm (low speed) or at 7,500 rpm (high speed). In addition, the balancer has proven inferior brush and cable assemblies which cause down time and high maintenance. None of these companies can compete effectively with the Company in providing mounting adapters for all grinding machines.

    The SBS System list price is $7,500 worldwide. The water balancers from Germany are priced at $11,000 to $15,000, and the electromechanical systems are priced at $8,000 to $10,000 worldwide.

Market surveys by management indicate that customers perceive values of an automatic balancer to be less than $8,000; therefore, Company pricing is geared to obtaining a dominant market position and meeting competitive supplier prices. The market strategy is to establish the SBS System as the dominant product with the best quality, reliability and performance and superior economic value.

SCHMITT MEASUREMENT SYSTEMS, INC.

    HISTORICAL BACKGROUND. SMS manufactures and markets a line of laser-based, precision measurement systems. In addition, SMS operates a precision measurement laboratory which is utilized by third-party equipment manufacturers and others.

    TMA was founded in Bozeman, Montana in 1984 as Toomay, Mathis and Associates, to utilize the extensive knowledge and industry familiarity of two retired U.S. Air Force generals, John Toomay and Robert Mathis. TMA first offered consulting services for aerospace companies marketing to the U.S. Department of Defense.

    By 1986 and 1987, TMA began providing a scatterometer using light scatter technology, primarily for the U.S. military and other departments. Light scatter technology involves using lasers, optics and detectors to throw a beam of light on a material sample and recording its reflection/transmission. Analysis of light scatter information can determine material characteristics such as surface roughness and defects, without introducing contaminants and causing changes to the tested material.

    In response to declining military and aerospace budgets, TMA began development of commercial products in 1990 and 1991. During the next three years, TMA continued to invest heavily in commercial product development, but revenue lagged and large operating losses occurred. Funding came from outside investors, new officers/directors and a loan from the Montana Science Technology Alliance.

    Pursuant to the terms of the Acquisition Agreement dated April 21, 1995, the Company repaid past accrued wages to 24 TMA employees of $155,000, repaid all 161 unsecured creditors a total of $230,000 and agreed to purchase all of the TMA shares. In connection with the acquisition, the Company established a royalty pool (the "Royalty Pool") in which each TMA shareholder and debt holder was given an interest equal to the amount invested by shareholders or loaned by debt holders including interest payable through March 31, 1995. The Royalty Pool is to be funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of SMS's products and future derivative products developed by the Company, subject to a maximum of $6 million. As a party of the Royalty Pool agreement, each of the former TMA shareholders and debt holders released TMA and the Company from any claims with regard to the acquisition except their rights to future royalties.

    Three debt holders who were owed a total of $362,094 at May 31, 1995 declined to participate in the Royalty Pool and demanded full payment of their respective amounts due. These debt holders filed an action before the U.S. Bankruptcy Court in Montana to cause repayment through liquidation of the Company. The Company successfully converted this action to a reorganization process.

    In April 1996, the Company's Plan of Reorganization (the "Plan") was approved by the U.S. Bankruptcy Court. The Plan requires the three debt holders to accept the terms of the Royalty Pool agreement but further requires the Company to purchase the three debt holders' interests as follows: $91,068 of the debt is to be purchased on April 29, 1996, $54,640 on March 29, 1997, $43,713 on March 29, 1998, $34,970 on March 29, 1999, and $139,880 on March 20,
2000.

    If the remaining unpaid balance of the Royalty Pool is not purchased by the Company in full by March 29, 1998, the remaining balance due will accrue interest at 8% per annum. The Company has the option of purchasing the remaining unpaid balance of the Royalty Pool on or before March 29, 1999, at a 10% discount of the amount then due.

    The Plan also requires the Company to segregate the Royalty Pool payments to the former Chief Executive Officer of TMA in an interest-bearing trust account pending the outcome of actions brought by TMA and the Company against Robert C. Mathis and Marvin H. Ball, together with corresponding countersuits initiated in the U.S. District Court for the District of Montana. The extent of potential liability, if any, related to this matter cannot be estimated at this time.

    In May 1995, the Company relocated TMA assets and equipment to its Portland, Oregon facility. Three employees were relocated and three part-time former TMA employees remained in Montana to assist with sales and marketing activities.

    SMS PRODUCTS. The principal products of SMS are laser-based measurement products and technology that can be applied to both military and industrial markets. Historically, TMA did not pursue industrial markets but instead concentrated on military markets. The Company believes that this strategy was a significant contributing factor in the failure of TMA to achieve profitable operations.

    The Company believes that the patents, patent applications, trademarks and other proprietary technology acquired with TMA can be successfully refocused into industrial markets, including electronics, computer disk manufacturers and flat-panel display manufacturers.

    The Company is developing a detailed product review and marketing plan. SMS attended and displayed its products at its first industry trade show in September 1995 to gain valuable customer and market input. Review of SMS technology and products for performance, service and competitive marketability was completed by the end of Fiscal 1996. Over the long term, the Company expects TMA technologies and products to add to sales and profitability of the Company. During Fiscal 1996, sales of SMS products totaled $2,278,977.

    SMS operates three businesses: a light-scatter measurement laboratory, laser-based light-scatter measurement products and other laser alignment
products.   SMS provides a highly advanced, extremely precise measurement services laboratory to a wide variety of industrial and commercial businesses, using advanced laser, light scatter technology.

    The laboratory uses three TMA CASI Scatterometers for measuring surface roughness. The true value of the laboratory is not only its extremely precise measurement capability but also that the item being tested is not altered, touched or destroyed. Thus, the laboratory is widely used by the semiconductor and computer hard disk industries, as well as manufacturers of critical optical components in aerospace and defense systems. Customers of the laboratory have included Aerojet, AT&T Bell Labs, Eastman Kodak, General Electric, IBM, NASA and dozens of other industrial companies, universities and government agencies.

    The three TMA CASI Scatterometers in the laboratory are angle-resolved BRDF measurement instruments providing customers with precise roughness measurements of optical surfaces, diffuse materials, semiconductor wafers, magnetic storage media, precision-machined surfaces, as well as surfaces affecting the cosmetic appearance of consumer products. A Scatterometer uses ultraviolet or infrared laser light as a nondestructive probe to measure surface quality, optical performance, smoothness, appearance, defects and contamination on a wide variety of materials.

    The sample is mounted on stages capable of moving bidirectionally and/or in rotation. The incident angle can be set anywhere up to an 85 degree angle from surface normal. The detector sweeps around the sample in the incident plane measuring scattered and specular light. During the scan, the computer controls gain, filter and aperture changes through user-defined parameters. The instrument background is measured separately and can be compared with the sample data.

    The CASI Analysis Software simplifies analysis of scatter data. BRDF values are used to calculate total integrated scatter, PSD and RMS roughness. Annotated results print on the HP PaintJet printer as viewgraphs or publication-ready figures.

    The laboratory generated about 10% of SMS's revenue during Fiscal 1996. Total revenue for this business is expected to rise modestly in the future while representing a smaller percentage of SMS's business. Use of the laboratory, leading to orders for SMS's laser-based light scatter measurement products by its customers, represents the best marketing channel for SMS's current and future products. Existing products (such as the uScan, the GapMaster and Model 2002) and products being developed in conjunction with the measurement services laboratory are being marketed to a variety of industrial customers.

    The muScan* System consists of a hand-held control unit, an interchangeable measurement head and a separate charging unit. To perform a measurement, the operator places the measurement head on the objective area and presses the button. Each measurement takes less than five seconds. The results are displayed and stored in system memory. The muScan can store 700 measurements in 255 files and provides the capability to program pass/fail criteria. Software is available for control, analysis and file conversion. From a single measurement, a user can determine RMS surface roughness, reflectance and scatter light levels (BRDF) on flat or curved surfaces under any lighting conditions.

    The GapMaster provides the totally automatic solution to measuring gap width and surface mismatch. The portable hand-held instrument captures gap widths up to 0.500 inches and mismatches up to 0.250 inches to an accuracy of +/-.005 inches, accommodating both flat and curved surfaces. The GapMaster eliminates angular alignment problems and resolves complex edges, even when there are variations in surface finish. Results are displayed on the LCD located on the rear of the instrument. A 486/33 Mhz computer is provided which instantaneously compares the results to pre-programmable measurement tolerances and returns a pass/fail indication to the operator. Each measurement setting is time and date stamped for statistical process control.

    The Auto-Collimating Alignment Laser System - Model 2002 is an extremely accurate laser alignment system. The incorporation of a solid-state laser diode provides increased beam stability and eliminates warm-up time. A new unique TMA See-Thru target design completely eliminates beam displacement and power loss. The addition of an operator selectable auto-collimating feature provides one arc second accuracy over a large angular range. A microprocessor automates system configuration. A new bus interconnect reduces setup time and allows up to seven operator selectable targets, reducing time required to perform measurements. A complete Model 2002 system consists of an auto-collimating laser, power supply, digital display, See-Thru and end targets, carrying case and cable assemblies.

*MuScan is normally written with a Greek letter "mu" follow immediately by the word "Scan."

BUSINESS AND MARKETING STRATEGY

    MARKETING. The Company designs, assembles and markets all of its products. Its operations are divided into a number of different areas. The production organization, which is responsible for all assembly, purchasing and production engineering, is directed by the Vice President of Operations. The Product Marketing Division is responsible for the sale of SBS System products. This division is managed by the President/CEO and five Marketing Managers. Four of the Marketing Managers are responsible for domestic sales. The fifth Marketing Manager is responsible for sales in mainland China, Japan and Korea. The President/CEO is responsible for sales in both eastern and western Europe and also oversees the efforts of the five Marketing Managers. The technical services division is responsible for providing technical support to customers and is managed by the Vice President of Operations. In addition, there is a research and development group which is supervised directly by the President/CEO and the Vice President of Operations.

    The Company markets and sells the SBS System in a variety of ways. First, the Company uses the conventional channels provided by independent manufacturer's representatives and distributors. There are currently 25 individuals and/or organizations in the United States acting in one of these capacities. Compensation comes from commissions which are paid only upon completion of a sale and payment by the customer. The amount paid to the selling person or entity varies between 10% (for independent sales agents) and 15% (for distributors) of the sales amount.

    Second, trade shows represent a significant amount of marketing/sales effort. These events are held throughout the world and have proven to be excellent sources of business for the Company. A representative from the Company, usually one of the marketing managers and/or Wayne A. Case, attends these events along with local Company representatives. These individuals attend a display booth that features professional products, an SBS System demonstration stand, product literature, and technical literature. Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows.

    Third, original equipment manufacturers often include the SBS System on the machine tools which they produce. Users thus purchase the SBS System concurrently with the machine tools. The SBS Systems are also often installed by machine builders prior to displaying their own machine tools at various trade shows. These samples often become endorsements that prove to be beneficial to the Company's sales efforts.

    In the United States, most products are shipped directly to customers from the Company's distribution center in Portland, Oregon. Where the Company has distributors, the product is shipped to the distributor, who in turn pays the Company directly and then delivers and installs the product with the end user. Western European distribution to customers is handled by shipping the product directly from the Company's Portland headquarters to the end users.

    The acquisition of SMS (formerly TMA) has resulted in revision of marketing strategy of both the balancer business and the new measurement products. The Company is evaluating all products acquired through the acquisition of TMA and evaluating existing measurement product and balancing product distributors and agents to determine the most efficient mix.

    MANUFACTURING. The Company does not use any unique sources of supply or raw materials in its products for either SBS System balancing products or SMS measurement products. Essential electronic components used are available in large quantities from various suppliers. These electronic components are assembled into the SBS System and SMS electronic control units to meet the Company's quality and assembly standards. Company-owned software and firmware are coupled with the electronic components to provide the basis of the Company's various electronic control units. The Company believes several sources of supplies exist for all electronic components and assembly work that is used in its electronic control system. The Company's primary outside supplier of electronic assembly is Bell Industries of Portland, Oregon, a custom supplier of assembled electronic products for several Pacific Northwest companies. In the event of supply problems, the Company feels two or three alternatives could be developed within 30 days to supplement or replace Bell Industries.

    Mechanical parts for the Company's SBS System and SMS products are produced to the customers' drawings and specifications by local high quality CNC machine shops. Several such CNC machine shops exist in the local area, and the Company is not dependent on any one supplier of mechanical components. Principal suppliers of components for the Company's products include MacKay Manufacturing of Spokane, Washington; OEM Manufacturing of Corvallis, Oregon; Eagle Industries of Newberg, Oregon; and Forest City Gear of Roscoe, Illinois.

    The Company uses in-house skilled assemblers to construct and test vendor-supplied components. Component inventory of finished vendor-supplied parts is held on the Company property to assure adequate flow of parts to meet customer order requirements. Inventory is monitored by a computer control system designed to assure timely re-ordering of components.

    In-house personnel assemble various products and test all finished components before placing them in the finished goods inventory. Finished goods inventory is maintained via computer to assure timely shipment and service to customers. All customer shipments are from the finished goods inventory.

    The Company has instituted a Quality Control Program to conform to ISO-9001 European Quality Certification. Full ISO-9001 certification of the Company's Quality Control Program is expected by December 1996.

    The Company has established an SBS System customer base consisting of over 250 companies. No one customer accounts for more than 5% of the Company's total annual revenues. TMA had established over 200 customers, many of whom are also purchasers of the Company's SBS System balancing products. The major customers of TMA (now SMS) have been retained by the Company. No customer of SMS represents more than 5% of the Company's sales.

PATENTS AND TRADEMARKS

    SBS SYSTEM PRODUCTS. The Company manufactures its products under copyright protection in the U.S. for all electronic board designs which are also further protected with encapsulation of the finished product to protect the Company technologies and software. U.S. Patent No. 4951526 was issued to the Company on August 28, 1990 and covers both the new ring balancer and the existing SBS Balance Heads that the Company markets to the grinding industries.

    The trademark "SBS" is a registered trademark of the Company and is affixed to all products and literature created in the Company's balance product line.

    The Company pays no licenses or royalties on its balancing technologies and has offered no concessions, labor agreements or royalty agreements on its balancing product lines.

    SMS PRODUCTS. The trademark "SMS" is a registered trademark of the Company and is affixed to all products and literature created in the Company's measurement product line.

    The following tables include information about patents and trademarks issued and patents pending with respect to SMS products.

SMS PATENTS ISSUED
- --------------------------------------------------------------------------------

5196906       March 1993     muScan:  surface measurement
5416590       May 1995       GapMaster:  gap and mismatch
08/349598     April 1996     Pitch, yaw of a single laser beam system and method
                             of measuring angular position
- --------------------------------------------------------------------------------

SMS PATENTS PENDING
- --------------------------------------------------------------------------------
1356.2.4 September 1995      Methods and apparatus for characterizing a surface


SMS TRADEMARKS
- --------------------------------------------------------------------------------

muScan   August 1992         Surface measurement system
CASI     March 1993          Surface inspection system
Accunet  May 1994            Distance measurement NET
FMS      December 1994       Finished measurement systems
Surf-Map April 1995          Surface inspection process
SMS      September 1995      Schmitt Measurement System

PRODUCT DEVELOPMENT

    During Fiscal 1993, 1994 and 1995, research and development activities of the Company were focused on the enhancement of the existing product lines for balancers and on development work toward the new ring balance product. Since its May 1995 acquisition of TMA, the Company has expended significant efforts evaluating existing and potential new products for the light-scatter precision measurement market.

    During Fiscal 1994 and 1995, the Company developed the Ring Balancer, a dynamic balancer shaped as a "ring" that allows the device to be fitted "around" a rotating shaft rather than on the end of a shaft where the current Company products are mounted. This mounting and configuration will allow the Company to apply its ring balancers to virtually any rotating device such as fans, turbines, large motors, centrifuges and other industrial machine tools.

    During the last several years, the Company has developed several new major offshoot products of its balancing technologies to widen market opportunities. All costs associated with these developments have been borne directly by the Company's customers, with minimal development costs to the Company. Research and development costs for existing product line enhancements are treated as product improvements and expenses, including costs toward the new Ring Balancer.

    During Fiscal 1996, the Company continued to develop new balancing products and expended considerable time and effort in evaluating and developing new laser-based measurement products. During Fiscal 1996, the Company developed and began marketing three new surface measurement light scatter machines: the TMS-2000, TMS-2000-W and TMS-3000.

INTERNATIONAL SALES

    The Company's sales in the last three fiscal years have been generated from the following sources:

              NORTH AMERICA            EUROPE              ASIA
              -------------         -----------       -----------

Fiscal 1996   $6,298,170              $442,470          $339,488
Fiscal 1995    4,018,498               220,741           175,593
Fiscal 1994    2,343,250               128,750           102,998


EMPLOYEES

    As of August 1, 1996, the Company employed 28 individuals on a full-time basis. There were no regular part-time employees. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

    The Company's design and assembly facilities and executive offices are located in a 7,500 square foot building in Portland, Oregon. A 33,000-square foot facility located across the street from the executive offices houses SMS's operations. The Company believes its facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

    In May 1995, the Company acquired TMA Technologies Inc. ("TMA") which became a wholly owned subsidiary of the Company and was renamed Schmitt Measurement Systems, Inc. ("SMS"). During the third quarter of Fiscal 1996, the Company and SMS filed an action against Robert C. Mathis and Marvin H. Ball, former officers and directors of TMA, in the U.S. District Court for the District of Montana. The lawsuit claims that these individuals violated their fiduciary duties to TMA, Schmitt and participants in a TMA royalty pool and are responsible for a Chapter 7 bankruptcy filing against TMA by three debt holders of TMA.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 1996.


                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

    The Company's Common Stock was traded on the Vancouver Stock Exchange (the "VSE") from April 1987 to February 1995 when it was voluntarily delisted. Since January 30, 1995, the Common Stock has been traded on the Nasdaq - Small Cap Market under the symbol "SMITF" through February 16, 1996 and "SMIT" since then.

    The following tables set forth the high and low sales prices of the Company's Common Stock as reported on the VSE and on the Nasdaq - Small Cap for the periods indicated.

                               VANCOUVER STOCK EXCHANGE
                                  (Canadian dollars)

    YEAR ENDED MAY 31, 1995                            HIGH            LOW
    ----------------------------------------          -------        -------
    First Quarter                                     $  3.60        $  3.00
    Second Quarter                                    $  3.75        $  3.40
    Third Quarter (through February 10, 1995)         $  3.75        $  3.05



                              NASDAQ - SMALL CAP MARKET
                                    (U.S. dollars)

    YEAR ENDED MAY 31, 1995                            HIGH            LOW
    ----------------------------------------          -------        -------
    Third Quarter (from January 30, 1995)             $  2.88        $  2.25
    Fourth Quarter                                    $  2.88        $  2.38

    YEAR ENDED MAY 31, 1996                            HIGH            LOW
    ----------------------------------------          -------        -------
    First Quarter                                     $  2.88        $  2.13
    Second Quarter                                    $  5.13        $  2.63
    Third Quarter                                     $  5.63        $  3.88
    Fourth Quarter                                    $ 14.75        $  5.25

    As of August 1, 1996, there were 6,981,889 shares of Common Stock outstanding held by approximately 110 holders of record. The number of holders does not include individual participants in security position listings.

    In June 1994, the Company paid its only cash dividend, which amounted to CDN $0.20 per share. The Company's present policy is to retain earnings to finance the Company's business. Any future dividends will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion and any other factors that the Company's Board of Directors deems relevant. The Company has no present intention of paying dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is included in the Company's Annual Report to Shareholders for the fiscal year ended May 31, 1996 under the heading "Selected Financial Data" and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is included in the Company's Annual Report to Shareholders for the fiscal year ended May 31, 1996 under the heading "Management's Discussion and Analysis" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The report of independent auditors, financial statements and other information required by this Item are included in the Company's Annual Report to the Shareholders for the fiscal year ended May 31, 1996 and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

    In May 1995, the Company replaced its independent accountant, Bruce
Jamieson of Vancouver, British Columbia, with Moss Adams LLP. This decision was made by the Company's Board of Directors and was based on the need for an accounting firm with greater experience in U.S. accounting and SEC reporting requirements.

    Mr. Jamieson's reports for the fiscal years ended May 31, 1994 and May 31, 1995 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During Fiscal 1994 and 1995, there were no disagreements with Mr. Jamieson on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Mr. Jamieson, would have caused him to make reference to the subject matter of the disagreements in connection with his report.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's directors and executive officers are as follows:

         NAME                AGE                 POSITION
    ------------------       ---       ----------------------------------
    Wayne A. Case            56        Chairman/President/CEO, Director
    David W. Case            33        Vice President of Operations
    Annie Windsor            53        Chief Financial Officer
    Linda M. Case            51        Secretary
    Maynard E. Brown         46        Director
    David L. Dotlich         49        Director
    David M. Hudson          44        Director
    Trevor Nelson            34        Director
    John A. Rupp             56        Director

    WAYNE A. CASE has been Chairman of the Board, President and Chief Executive Officer of the Company since 1986. Mr. Case holds a Bachelor of Science degree in Business and Economics from Linfield College and a Master of Business Administration degree from the University of Portland. In addition to overseeing the day-to-day operations of the Company, he is responsible for international marketing operations. Mr. Case is married to Linda M. Case and is the father of David W. Case.

    DAVID W. CASE has been Vice President of Operations of the Company since 1993 and before then was Production Manager. Mr. Case holds a Bachelor of Arts degree in Engineering and Business Administration from the University of Oregon. He has been responsible for many of the design features of the SBS Dynamic Balance System. His duties include manufacturing, engineering and quality assurance. Mr. Case is the son of Wayne A. Case.

    ANNIE WINDSOR has been Chief Financial Officer of the Company since 1993 and before then acted as Accounting Manager. Ms. Windsor holds a Bachelor of Arts degree in psychology from Coe College in Cedar Rapids, Iowa, and a Master of Arts degree from Southern Illinois University. Her duties include being Chief Financial Officer and creating and maintaining a computerized inventory management and accounting system covering all aspects of the Company's business.

    LINDA M. CASE has been Secretary of the Company since 1994 and before then was Office Manager. Her duties include investor relations, office management, purchasing and inventory management. Ms. Case holds a B.A. degree in sociology and psychology from Linfield College in McMinnville, Oregon. Ms. Case is married to Wayne A. Case.

    MAYNARD E. BROWN, a director since 1992, resides in British Columbia, Canada. Since November 1993, Mr. Brown has been the senior partner of Brown McCue of Vancouver, British Columbia, which firm specializes in advising publicly held corporations in securities and related matters. Brown McCue acts as the Company's Canadian counsel. Prior to November 1993, he was a sole practitioner in Vancouver. Mr. Brown has a Bachelor of Law degree from Dalhousie University in Halifax, Canada.

    DAVID L. DOTLICH, a director since August 1996, is a member of the faculty of the University of Michigan Business School, where he also serves as Executive Director of the Michigan Human Resource Partnership, and on the graduate faculty of the University of Minnesota. He is a consultant to top management of large corporations, including four Fortune 500 companies, specializing in corporate transformation and senior leadership development. Until 1992, he was Executive Vice President of Groupe Bull, a computer manufacturer headquartered in Paris. Mr. Dotlich received a B.A. degree from the University of Illinois, an M.A. degree from the University of Witwaterstand in Johannesburg, South Africa, and a Ph.D. in organizational psychology and management from the University of Minnesota.

    DAVID M. HUDSON, a director since August 1996, is founder and President of Coldstream Holdings, Inc. and Coldstream Capital Management, Inc., a privately held registered investment advisory firm which provides advisory services to individuals, institutions, trusts and endowments and advises clients on a variety of corporate finance matters. Mr. Hudson holds a B.S. degree in mathematics from the University of Oregon where he also pursued post-graduate studies in economics.

    TREVOR NELSON, a director since 1989, resides in British Columbia, Canada. Since 1988, Mr. Nelson has been a financial planner for the Stewart Thomas Group in Vancouver, British Columbia. He holds a Bachelor of Commerce degree with an emphasis on accounting management and information systems and is a Chartered Accountant.

    JOHN A. RUPP, a director since August 1996, is Vice President of Beauty Management, Inc., which owns and manages beauty salons, and manages his personal investments. Mr. Rupp holds a B.A. in economics from Harvard University.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth, for each of the three years in the period ended May 31, 1996, amounts of cash and certain other compensation paid by the Company to Wayne A. Case, President and Chief Executive Officer (the "Named Executive"). No other executive officer was paid salary and bonus in excess of $100,000 in Fiscal 1996.

                              SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION
                  --------------------------------------------
                                                 OTHER ANNUAL   ALL OTHER
NAME/TITLE       YEAR      SALARY      BONUS     COMPENSATION   COMPENSATION
- ----------       ----     --------     -----     ------------   ------------
Wayne A. Case(1)
President/CEO    1996     $125,360        --       $      --      $ 7,146
                 1995       69,837        --              --        6,981
                 1994(2)    61,741        --         183,538        5,950
- ---------------------

    (1) During Fiscal 1995 and 1996, "Other Annual Compensation" included an allocation for automobile use benefits. During Fiscal 1994, "Other Annual Compensation" included $966 of automobile use benefits and $182,572 of net market value of exercised stock options. "All Other Compensation" included SEP/IRA and group insurance benefits, which are standardized and equal for all salaried officers.

    (2) Converted from Canadian to U.S. dollars at a conversion rate of U.S. $1.00 = CDN $1.381 (May 1994 average).

                         AGGREGATED OPTION EXERCISES IN LAST
                    FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    The following table provides information with respect to the Named Executive concerning the exercise of options during the fiscal year ended May 31, 1996 and unexercised options held as of such date. No options were granted to the Named Executive in Fiscal 1996.



                                                         NUMBER OF SHARES
                                                       UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-THE-
                                                         OPTIONS AT FY-END              MONEY OPTIONS AT FY-END(1)
                                                     ----------------------------     ----------------------------
                    SHARES
                 ACQUIRED ON            VALUE
    NAME           EXERCISE           REALIZED      EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
- -------------    ------------         --------       ----------     ------------      -----------    -------------
Wayne A. Case          18,750         $ 37,500          293,250           --         $ 10,410,375           --



- ---------------
  (1) Amounts reflected are based upon the market value of the Common Stock as of May 31, 1996 ($13.375) minus the exercise price ($2.00), multiplied by the number of shares underlying the options.



             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION*



EXECUTIVE COMPENSATION PHILOSOPHY

    The Compensation Committee of the Board of Directors, which is composed of Maynard E. Brown, Wayne A. Case and Trevor Nelson, was established in August 1996 and met then for the first time. Prior to August 1996, the full Board of Directors performed the functions of the Compensation Committee. The Compensation Committee is responsible for setting and administering the policies and programs that govern compensation for the executive officers of the Company. The Board of Directors' Option Committee ("Option Committee"), composed of Maynard E. Brown and Trevor Nelson, administers the Company's Stock Option Plan (the "Option Plan"). The goal of the Company's executive compensation policy is to ensure that an appropriate relationship exists between compensation and corporate performance, while at the same time attracting, motivating and retaining executive officers and other key employees.

    The key components of the Company's compensation program are base salary and potential long-term compensation through stock options. These components are administered with the goal of providing total compensation that is competitive in the marketplace, rewards successful financial performance and aligns executive officers' interests with those of stockholders. The Compensation Committee reviews executive compensation on an annual basis, or more often if necessary, and determines, subject to the Board's approval, base salary for executive officers. The Option Committee makes all decisions with respect to stock option grants.

- ---------------------
* The report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (together, the "Acts"), except to the extent that the Company specifically incorporates such report by reference; and further, such report shall not otherwise be deemed filed under the Acts.

EQUITY PARTICIPATION

    The Company uses stock options granted under its Option Plan both to reward past performance and to motivate future performance, especially long-term performance. The Compensation Committee believes that through the use of stock options, executive interests are directly tied to enhancing shareholder value.

STOCK OPTIONS

    As of August 1, 1996, a total of 814,500 shares of Common Stock were subject to outstanding options granted to employees. Wayne A. Case had options to purchase 293,250 shares at an exercise price of CDN $2.67 per share, expiring on February 4, 1999. David W. Case had options to purchase 237,500 shares at an exercise price of CDN $1.96 per share, expiring on January 7, 1999. One other employee had options to purchase 12,500 shares at an exercise price of CDN $1.96 per share, expiring on January 7, 1999. In addition, as of August 1, 1996, options granted under the Option Plan to purchase a total of 271,250 shares of Common Stock with exercise prices of $4.375, $5.50 and $9.75 per share, expiring on January 12, 2002, March 11, 2003 and May 3, 2006, respectively, were outstanding. These options were held by 28 executive officers and employees. A maximum of 500,000 shares of the Company's Common Stock may be issued under the Option Plan.

    The stock options provide value to the recipients only when the market price of the Company's Common Stock increases above the option grant price and only as the shares vest and become exercisable. While option grants under the Option Plan are made by the Option Committee, the Compensation Committee considers these grants in making its cash compensation decisions.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

    The Chief Executive Officer's compensation is set using the Compensation Committee's general philosophy as described above. In Fiscal 1996, Wayne A. Case received a base salary of $125,000. He received no stock option grants in Fiscal 1996.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

    The Compensation Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and the four other most highly compensated executive officers, unless such compensation meets certain exceptions to the general rule. Compensation paid by the Company to each of its executive officers in 1995 was well below $1 million, and therefore
Section 162(m) did not affect the tax deductions available to the Company. The Committee will continue to monitor the applicability of the section to the Company's compensation programs and will determine at a later date what actions, if any, the Company should take to qualify for available tax deductions.

                             COMPENSATION COMMITTEE

                             Maynard E. Brown
                             Wayne A. Case
                             Trevor Nelson

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Since its formation in August 1996, the Compensation Committee has consisted of Maynard E. Brown, Wayne A. Case and Trevor Nelson. Mr. Case is President and Chief Executive Officer of the Company. Prior to August 1996, the Board of Directors did not have a Compensation Committee; consequently, all directors, including Mr. Case, participated in deliberations concerning executive officer compensation. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

DIRECTOR COMPENSATION

    The Company has no formal plan for compensating its directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director. During Fiscal 1996, no director received any compensation for his services as a director, including committee participation and/or special assignments.


                             PERFORMANCE GRAPH

    The following graph compares the yearly percentage change in the Company's cumulative total shareholder return on its common stock with the cumulative total return for the period from May 31, 1991 through May 31, 1996 of (i) the Total Return Index of Nasdaq Stock Market--U.S. and (ii) the Pacific Stock Exchange ("PSE") Technology Index. The PSE Technology Index represents 100 listed and over-the-counter technology stocks from 15 industries. The graph assumes that on May 31, 1991, $100 was invested in the Common Stock of the Company and in each of the comparative indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

[GRAPH]



                             05/31/91       05/31/92       05/31/93       05/31/94       05/31/95       05/31/96
                              -----------------------------------------------------------------------------------
 SCHMITT INDUSTRIES, INC.    $  100         $  117         $  233         $  1,199       $  1,079       $  6,076
 NASDAQ - US                    100            117            141              149            177            257
 PSE TECHNOLOGY INDEX           100            106            125              144            201            275



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of August 1, 1996 by (i) each person who is known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors and executive officers, (iii) the Named Executive and (iv) all current directors and executive officers as a group.

                                                  SHARES BENEFICIALLY OWNED(1)
                                                 ------------------------------
DIRECTORS, NAMED EXECUTIVE
AND 5% SHAREHOLDERS                                NUMBER            PERCENT
- ----------------------------------------------    ------------  ---------------
 Wayne A. Case(2)                                 2,202,750(3)         30.3%
 David W. Case(2)                                   402,500(4)          5.6%
 Maynard E. Brown                                        --               --
 David L. Dotlich                                    14,500                *
 David M. Hudson                                     87,500(5)          1.3%
 Trevor Nelson                                           --               --
 John A. Rupp                                       227,000             3.3%
 All directors and executive officers
    as a group (nine persons)                     2,944,050(6)         39.2%
- ----------------------

         *    Less than 1%.

         (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

         (2) The address of the shareholder is care of Schmitt Industries, Inc., 2765 N.W. Nicolai Street, Portland, Oregon 97210.

         (3) Includes 1,659,783 shares held as trustee of the Wayne A. Case Family Trust with respect to which Mr. Case has sole voting and investment power and 750 shares held by Linda M. Case, Mr. Case's wife, as trustee for the Linda A. Case Family Trust with respect to which Mrs. Case has sole voting and investment power. Also includes 293,250 shares subject to options that are currently exercisable.

         (4) Includes 237,500 shares subject to options that are currently exercisable.

         (5) Includes 77,500 shares held by a partnership, the general partner of which is Coldstream Capital Management, Inc. of which Mr. Hudson is president and a shareholder.

         (6) Includes 530,750 shares subject to options that are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company paid the law firm of Brown McCue, in which Maynard E. Brown, a director of the Company, is a principal, a total of $20,981 in Fiscal 1995 and $15,370 in Fiscal 1996 for legal services.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of this report:

         1.   FINANCIAL STATEMENTS:
                                                                   Annual Report
                                                                    Page Number
                                                                   -------------

              A.   Consolidated Balance Sheets as of May 31,
                   1996 and May 31, 1995......................................6

              B.   Consolidated Statements of Income for each of
                   the years ended May 31, 1996, May 31, 1995
                   and May 31, 1994...........................................7

              C.   Consolidated Statements of Cash Flows for
                   each of the years ended May 31, 1996,
                   May 31, 1995 and May 31, 1994............................8-9

              D.   Consolidated Statements of Changes in
                   Stockholders' Equity for each of the years
                   ended May 31, 1996, May 31, 1995 and
                   May 31, 1994...............................................9

              E.   Notes to Financial Statements..........................10-14

              F.   Independent Auditors' Report..............................20

         2.   FINANCIAL STATEMENT SCHEDULES:

              All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

         3.   EXHIBITS:  See Index to Exhibits on page 24.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the fourth quarter ended May 31, 1996.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCHMITT INDUSTRIES, INC.


                                       By:  /s/ Wayne A. Case
                                            ------------------------------------
                                            Wayne A. Case
                                            CHAIRMAN OF THE BOARD, PRESIDENT
                                            AND CHIEF EXECUTIVE OFFICER

                                       Date:  August 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 28, 1996.

SIGNATURE                         TITLE

/s/ Wayne A. Case                 Chairman of the Board, President and Chief
- -------------------------------   Executive Officer
Wayne A. Case                     (Principal Executive Officer)


/s/ Annie Windsor                 Chief Financial Officer
- -------------------------------   (Principal Financial and Accounting Officer)
Annie Windsor


/s/ Maynard E. Brown              Director
- -------------------------------
Maynard E. Brown

/s/ David M. Hudson               Director
- -------------------------------
David M. Hudson

/s/ Trevor Nelson                 Director
- -------------------------------
Trevor Nelson

                                  INDEX TO EXHIBITS


EXHIBITS           DESCRIPTION
- -------- -----------------------------------------------------
   3(i)  Restated Articles of Incorporation of Schmitt
         Industries, Inc. (the "Company").  Incorporated
         by reference to Exhibit 3.1 to the Company's
         Registration Statement on Form S-4, File No.
         33-98226, as amended. . . . . . . . . . . . . . . . .


   3(ii) Restated Bylaws of the Company.  Incorporated by
         reference to Exhibit 3.2 to the Company's
         Registration Statement on Form S-4, File No.
         33-98226, as amended. . . . . . . . . . . . . . . . .


*10.1    Schmitt Industries, Inc. Stock Option Plan. . . . . .


*10.2    Agreement dated April 21, 1995 between TMA
         Technologies, Inc. and the Company. . . . . . . . . .


*11.1    Schedule of computation of net income per share . . .


*13.1    Annual Report to Shareholders of Schmitt Industries,
         Inc. for fiscal year ended May 31, 1996.. . . . . . .


*21.1    Subsidiaries of Schmitt Industries, Inc.. . . . . . .


*27.1    Financial Data Schedule . . . . . . . . . . . . . . .


- -------------------------

* Filed herewith