Form 10-Q
period 1996-08-31
SCHMITT INDUSTRIES INC
filed 1996-10-15
CIK 922612

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                      FORM 10-Q


------
  xx     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     August 31, 1996
                                  -----------------
                                          or

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                       to:
                                -------------------        ------------------

Commission File Number:  0-23996
                        --------

                               SCHMITT INDUSTRIES, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            Oregon                                    93-1151989
    -----------------------                      ------------------------
    (Place of Incorporation)                     (IRS Employer ID Number)

              2765 NW Nicolai Street, Portland, Oregon 97210
                ------------------------------------------------------
                 (Address of registrant's principal executive office)

                                    (503) 227-7908
                ------------------------------------------------------
                           (Registrant's telephone number)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    xx   No
                                            -----     -----

The number of shares of each class of common stock outstanding as of August 31,
1996  Common stock, no par value                            6,989,389

                               SCHMITT INDUSTRIES, INC.

                                  INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
Part I   -    FINANCIAL INFORMATION

Item 1   -    Financial Statements:

              Consolidated Balance Sheets:
              -  August 31, 1996 and May 31, 1996. . . . . . . . . . . . .  3-4

              Consolidated Income Statements:
              -  For the Three Months Ended
                 August 31, 1996 and August 31, 1995 . . . . . . . . . . .    5

              Consolidated Statements of Cash Flows
              -  For the Three Months Ended
                 August 31, 1996 and August 31, 1995 . . . . . . . . . . .  6-7

Item 2   -    Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . .  8-9

Part II  -    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .   10


Signatures -   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Exhibits -     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

PART I - FINANCIAL INFORMATION
         Item 1.           Financial Statements


                               SCHMITT INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS



                                        ASSETS


                                              August 31, 1996  May 31, 1996
                                                 Unaudited
                                              ---------------  ------------
Cash                                             $  134,077     $  508,240
Marketable securities & commercial paper            410,162        145,600
Accounts receivable                               1,193,450      1,411,805
Inventories                                       2,250,368      1,781,331
Deferred tax asset                                  701,705        593,740
Prepaid expenses                                      8,426         15,906
                                                 ----------     ----------
         Total current assets                     4,698,188      4,456,622


Property and equipment

  Land                                              299,000        299,000
  Buildings & leasehold improvements                834,850        834,850
  Furniture and equipment                           732,576        660,371
                                                 ----------     ----------
                                                  1,866,426      1,794,221

  Less accumulated depreciation                    (375,652)      (312,189)
                                                 ----------     ----------
         Total property & equipment               1,490,774      1,482,032


Other assets

  Marketing rights                                  735,914        735,914
    Less accumulated amortization                  (682,201)      (663,521)
                                                 ----------     ----------
                                                     53,713         72,393



         Total other assets                          53,713         72,393


Total assets                                     $6,242,675     $6,011,047
                                                 ----------     ----------
                                                 ----------     ----------

                               SCHMITT INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS



                                     LIABILITIES



                                              August 31, 1996  May 31, 1996
                                                 Unaudited
                                              ---------------  ------------
Current liabilities

  Trade accounts payable                         $  451,847     $  344,828
  Accrued liabilities                               147,364        244,613
  Income taxes payable                               11,000        294,749
  Current portion of long term debt                  40,346         40,346
                                                 ----------     ----------
         Total current liabilities                  650,557        924,536

Long term deferred tax liability                     25,107         25,107

Long-term debt, net of current portion              174,532        174,532
                                                 ----------     ----------


         Total liabilities                       $  850,196     $1,124,175


                                 STOCKHOLDERS' EQUITY


Common stock
  Authorized:  20,000,000 shares
    without par value
  Issued and outstanding:
    August 31, 1996          6,989,389 shares     4,463,843      4,098,512
    May 31, 1996             6,918,139 shares

Retained earnings                                   928,636       788,360
                                                 ----------     ----------

         Total stockholders' equity               5,392,479      4,886,872

Total liabilities and stockholders' equity       $6,242,675     $6,011,047
                                                 ----------     ----------
                                                 ----------     ----------

                               SCHMITT INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                     (UNAUDITED)



                                                    1996           1995
                                                 ----------     ----------

Sales                                            $1,793,698     $1,340,771
Cost of sales                                       724,140        502,307
                                                 ----------     ----------
   Gross profit                                   1,069,558        838,464


General and administrative expenses                 761,734        596,946
                                                 ----------     ----------


Income from operations                              307,824        241,518


Other income and expense

   Interest income                                    5,473          5,509
   Interest expense                                     -0-         (5,386)
   Depreciation                                     (63,464)       (44,957)
   Amortization                                     (18,680)       (42,848)
   Misc. income                                      20,123          4,556
                                                 ----------     ----------
                                                    (56,548)       (83,126)

Income before income tax                            251,276        158,392

Provision for income tax                            111,000         75,000

Net income for period                            $  140,276      $  83,392
                                                 ----------     ----------
                                                 ----------     ----------


Net income per common share
and common share equivalent:                           $.02           $.01
                                                 ----------     ----------
                                                 ----------     ----------

                               SCHMITT INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                     (UNAUDITED)



Cash flows from operating activities:                 1996         1995
                                                    ---------    ---------
   Net earnings from operations                     $ 140,276    $  83,392
   Items not affecting cash:
    Amortization                                       18,680       42,848
    Depreciation                                       63,464       44,957
    Deferred taxes                                     (7,965)         -0-
                                                    ---------    ---------
                                                      214,455      171,197

Cash flows from changes in assets & liabilities:

   Increase (decrease) in accounts payable            107,018      (59,391)
   Increase (decrease) in current-mortgage                -0-          300
   Increase (decrease) in other liabilities           (97,249)         -0-
   Decrease (increase) in accounts receivable         218,355      291,589
   Decrease (increase) in marketable securities
    & commercial paper                               (264,562)     150,000
   Decrease (increase) in inventory                  (469,037)    (219,013)
   Decrease (increase) in prepaid expenses              7,480        4,181
   Decrease (increase) in other assets                    -0-       (4,000)
   Increase (decrease) in corp income tax            (183,749)      25,000
   Decrease (increase) in income tax receivables          -0-       50,000
                                                    ---------    ---------
                                                     (681,744)     238,666
                                                    ---------    ---------
   Net cash provided (used) by operating activities: (467,289)     409,863

Cash flows from financing activities:

   Mortgage payable                                       -0-       (3,407)
                                                    ---------    ---------
   Net cash provided (used) by financing activities:      -0-       (3,407)

Cash flows from investing activities:

   Exercise of stock options                          165,331          -0-
   Acquisition of capital assets                      (72,205)    (207,100)
                                                    ---------    ---------
   Net cash provided (used) by investing activities:   93,126     (207,100)

Increase (decrease) in cash                          (374,163)     199,356

Cash beginning of period                             $508,240    $ 141,244

Cash end of period                                   $134,077    $ 340,600
                                                    ---------    ---------
                                                    ---------    ---------

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

  Income tax benefit of stock options exercised
                                                                 ($300,000)
                                                                  --------
                                                                  --------

Supplemental Information
   Income taxes paid                                   $  -0-     $   -0-
   Interest paid                                       $  -0-     $  5,386

NOTES TO INTERIM FINANCIAL STATEMENTS


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1996 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 1997.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

                               SCHMITT INDUSTRIES, INC.
                                      FORM 10-Q


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following information contains certain forward-looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the uncertainties of the Company's new product introduction and the risks of increased competition and technological change in the Company's industry. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Company operations improved during the first quarter of fiscal 1997, ended August 31, 1996, as evidenced by modest increases in sales and profit levels. The acquisition of Schmitt Measurement Systems ("SMS"), which occurred in the fourth quarter of fiscal 1995, led to a significant increase in assets and new products.

During the first quarter ended August 31, 1996, the Company continued to sell TMS-2000 non-contact laser texture measurement systems (TMS 2000) to the computer hard drive market. The Company has secured additional orders for these new products and expects substantial delivery during the balance of fiscal year 1997.

RESULTS OF OPERATIONS:

Sales in the first quarter of fiscal 1997 increased to $1,793,698 versus $1,340,771 in the same period last year. This 34% increase was caused by across-the-board gains in orders from both domestic and international customers. Management believes sales increases resulted from improved marketing coverage and advertising and the weakening of domestic competitors. Additionally, SMS sales accounted for $460,754 of the first quarter sales as the new TMS-2000 had increased shipments, as compared to $140,864 in first quarter 1996 SMS sales.

First quarter cost-of-sales increased to 40% of sales versus 37% in the same period last year. The continued sales of TMS-2000 products during the first quarter had a positive impact on gross earnings and net earnings. Cost-of-sales of SMS products was 54% for the first quarter 1996 versus 36% in the same period last year. Management expects SMS cost-of-sales for fiscal 1997 to be approximately 35%.

Three-month general and administrative expenses totaled $761,734 versus $596,946 for the same period last year. This increase is attributed to the increased sales level this year and a lower level of expenses in the same period last year. The expansion in advertising, sales training costs, computer purchases and employee salaries continued. Also, an increasing percentage of the Company's products are being sold through commissioned agents and salesmen, as compared with last year, a trend management expects to continue. The acquisition of SMS added to ongoing operating expenses.

General and administrative expenses as a percentage of sales during the first three months of fiscal 1997 were 42% compared to 44% for the same period last year, and management feels these costs will stabilize at approximately 42% for fiscal 1997, down from 43% for fiscal 1996 and 47% in fiscal year 1995.

                               SCHMITT INDUSTRIES, INC.
                                      FORM 10-Q



In the three-month period ended August 31, 1996 pretax earnings totaled $251,276 versus $158,392 for the same period last year. Taxes were accrued at approximately a 44% rate compared with 47% in the same period last year. Management anticipates that the tax rate for fiscal 1997 will approximate 30%.

Three-month net earnings were $140,276 versus $83,392 for the same period last year. Three-month earnings per share were $0.02 versus $0.01 last year. Primary EPS and Common Stock Equivalent were $0.02 versus $0.01 last year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company increased its working capital position slightly during the first quarter while still financing the growth of the new SMS products and inventory growth. Working capital totaled $3,847,631 at August 31, 1996 versus $3,532,086 at May 31, 1996 fiscal year end. Corporate cash and marketable securities levels stood at $544,239 at August 31, 1996.

During the three-month period ended August 31, 1996 net cash provided by operating activities totaled $214,455, including net operating earnings of $140,276. Included in cash flow from operations was a $469,037 increase in inventory. During the period, accounts receivable decreased by $218,355 and marketable securities and commercial paper increased by $264,562.

The decrease in accounts receivable occurred because of the lower sales during the three-month period ended August 31, 1996 compared with the last three months of fiscal year 1996. As a result of its high-quality customer base, the Company has experienced near 100% collection and no reserve for uncollectables, returns or allowances has been established. Net cash used by investing activities was $72,205, used for the acquisition of capital assets, etc. Net cash used by
financing activities was $0.00.   The Company had previously paid off  the
mortgage on the Company's corporate headquarters.

Management believes that its cash flow from operations, available credit resources and its improving cash position will provide adequate funds on a short-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements. Management believes that such cash flow is sufficient to finance current short term operations, projected capital expenditures, anticipated short-term sales agreements and other contingencies during the next three months.

Management is currently reviewing long-range capital requirements as they relate to expansion of products and markets. This analysis will be completed within the next three months and may or may not result in future decisions to seek additional funding for the Company via debt or equity to service the Companies future growth requirements.

                               SCHMITT INDUSTRIES, INC.
                                      FORM 10-Q

Part II - OTHER INFORMATION
    Item 1.       Legal Proceedings - None
    Item 2.       Changes in Securities - None
    Item 3.       Default Upon Senior Securities - None
    Item 4.       Submission of Matters to a Vote of Security Holders:
                  --  None  --
    Item 5.       Other Information - None
    Item 6.A      Exhibit 11.1 - Schedule of Computation of Net Income Per Share
    Item 6.B      Exhibit of Reports on Form 8-K - None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SCHMITT INDUSTRIES, INC.
                                  ------------------------
                                       (Registrant)


Date:      10/10/96
         ----------------------------------------------------------------------
                             Wayne A. Case, President/CEO/Director


Date:      10/10/96
         ----------------------------------------------------------------------
                             Annie Windsor, Chief Financial Officer