Form 10-Q
period 1996-11-30
SCHMITT INDUSTRIES INC
filed 1996-12-18
CIK 922612

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                     FORM 10-Q/A


----
 xx  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:           August 31, 1996
                                  ------------------------------

                                          or
----
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                    to:
                                ----------------       ----------------

         Commission File Number:  0-23996
                                  -----------------------------------

                               SCHMITT INDUSTRIES, INC.
                       ----------------------------------------
                  (Exact name of registrant as specified in charter)

                   Oregon                                   93-1151989
          ------------------------                --------------------------
          (Place of Incorporation)                  (IRS Employer ID Number)

                    2765 NW Nicolai Street, Portland, Oregon 97210
        ----------------------------------------------------------------------
                 (Address of registrant's principal executive office)

                                    (503) 227-7908
        ----------------------------------------------------------------------
                           (Registrant's telephone number)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes    xx    No
                                       ------     ------

The number of share of each class of common stock outstanding as of August 31,
1996 Common stock, no par value                            6,989,389

                               SCHMITT INDUSTRIES, INC.
                                     FORM 10-Q/A


Part II - OTHER INFORMATION

    Item 1.        Legal Proceedings - None
    Item 2.        Changes in Securities - None
    Item 3.        Default Upon Senior Securities - None
    Item 4.        Submission of Matters to a Vote of Security Holders:
                   -- None --
    Item 5.        Other Information - None
    Item 6.A.      Exhibit 11.1 - Schedule of Computation of Net Income Per
                   Share
                   Exhibit 27 - Financial Data Schedule
    Item 6.B.      Reports on Form 8-K - None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SCHMITT INDUSTRIES, INC.
                                            (Registrant)


Date:      12/16/96     /s/
         -----------------------------------------------------------------
                             Wayne A. Case, President/CEO/Director


Date:      12/16/96     /s/
         -----------------------------------------------------------------
                             Annie Windsor, Chief Financial Officer