Form 10-Q
period 1996-11-30
SCHMITT INDUSTRIES INC
filed 1997-01-14
CIK 922612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-Q


____
 xx       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:      November 30, 1996
                                   -------------------------
                                            or
-----
----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to:
                               -------------------        --------------------

Commission File Number:   0-23996
                         -----------------------------------------------------

                            SCHMITT INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Oregon                                    93-1151989
     -------------------------               ------------------------
     (Place of Incorporation)                (IRS Employer ID Number)

                 2765 NW Nicolai Street, Portland, Oregon 97210
--------------------------------------------------------------------------------
              (Address of registrant's principal executive office)

                                 (503) 227-7908
--------------------------------------------------------------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes    xx   No
                                             -----     -----

The number of shares of each class of common stock outstanding as of November
30, 1996 Common stock, no par value                             7,038,889

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.

                               INDEX TO FORM 10-Q


                                                                            PAGE
                                                                            ----


Part I -    FINANCIAL INFORMATION

Item 1 -    Financial Statements:

            Consolidated Balance Sheets:
            -  November 30, 1996 and May 31,1996 . . . . . . . . . . . .      3

            Consolidated Statements of Income:
            -  For the Three Months and Six Months Ended
            November 30, 1996 and November 30, 1995. . . . . . . . . . .      5

            Consolidated Statements of Cash Flows
            -  For the Six Months Ended
            November 30, 1996 and November 30, 1995. . . . . . . . . . .      6

            Notes to Consolidated Financial Statements . . . . . . . . .      7

Item 2 -    Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . .      8

Part II -   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .      10


Signatures - . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

Exhibits -   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Part I - Financial Information
         Item 1.  Financial Statements


                            SCHMITT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------


                                               November 30, 1996   May 31, 1996
                                                  Unaudited
                                               -----------------   -------------

Cash                                           $     479,530       $   508,240
Marketable securities & commercial paper             226,942           145,600
Accounts receivable                                1,681,163         1,411,805
Inventories                                        2,367,920         1,781,331
Deferred tax asset                                   915,695           593,740
Prepaid expenses                                       4,393            15,906
Income tax receivable                                 49,100               -0-
                                                 -----------       -----------
      Total current assets                         5,724,743         4,456,622


Property and equipment

  Land                                               299,000           299,000
  Buildings & leasehold improvements                 837,333           834,850
  Furniture and equipment                            742,466           660,371
                                                 -----------       -----------
                                                   1,878,799         1,794,221

  Less accumulated depreciation                     (435,588)         (312,189)
                                                 -----------       -----------
      Total property & equipment                   1,443,211         1,482,032


Other assets

  Marketing rights                                   735,914           735,914
    Less accumulated amortization                   (683,437)         (663,521)
                                                 -----------       -----------
      Total other assets                              52,477            72,393



Total assets                                      $7,220,431        $6,011,047
                                                 -----------       -----------
                                                 -----------       -----------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                   LIABILITIES



                                                November 30, 1996   May 31, 1996
                                                    Unaudited
                                                -----------------  -------------
Current liabilities

  Trade accounts payable                           $ 326,789      $ 344,828
  Accrued liabilities                                337,997        244,613
  Income taxes payable                                   -0-        294,749
  Current portion of long term debt                   40,346         40,346
                                                   ---------      ---------
          Total current liabilities                  705,132        924,536

  Long term deferred tax liability
                                                      25,107         25,107

  Long-term debt, net of current portion             174,532        174,532
                                                   ---------      ---------
          Total liabilities                      $   904,771     $1,124,175


                              STOCKHOLDERS' EQUITY


Common stock
  Authorized:  20,000,000 shares
     without par value
  Issued and outstanding:
     November 30, 1996 7,038,889 shares            4,679,680      4,098,512
     May 31, 1996 6,918,139 shares

Retained earnings                                  1,635,980        788,360
                                                   ---------      ---------
          Total stockholders' equity               6,315,660      4,886,872
                                                   ---------      ---------

Total liabilities and stockholders' equity        $7,220,431     $6,011,047
                                                   ---------      ---------
                                                   ---------      ---------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
  FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                   (UNAUDITED)



                                   Three Months Ended             Six Months Ended
                                11/30/96       11/30/95       11/30/96      11/30/95
                              --------------------------------------------------------

Sales                         $2,738,314     $1,520,028     $4,532,012     $2,866,897
Cost of sales                  1,012,638        592,274      1,736,778      1,100,679
                              ----------    -----------     ----------     ----------
   Gross profit                1,725,676        927,754      2,795,234      1,766,218


General and administrative
   expenses                      922,675        640,236      1,684,409      1,231,861
                              ----------    -----------     ----------     ----------

Income from operations           803,001        287,518      1,110,825        534,357


Other income and expense

   Interest income                 6,878          2,902         12,351          8,411
   Interest expense                  (16)        (5,313)           (16)       (10,699)
   Depreciation                  (58,690)       (47,907)      (122,154)       (92,864)
   Amortization                   (4,385)       (49,362)       (23,065)       (85,936)
   Misc. income                   10,556         17,790         30,679         10,752
                              ----------    -----------     ----------     ----------
                                 (45,657)       (81,890)      (102,205)      (170,336)

Income before income tax         757,344        205,628      1,008,620        364,021

Provision for income tax          50,000         (2,471)       161,000         72,529
                              ----------    -----------     ----------     ----------
Net income for period          $ 707,344      $ 208,099      $ 847,620      $ 291,492
                              ----------    -----------     ----------     ----------
                              ----------    -----------     ----------     ----------
Net income per common
   share and common
   share equivalent

     Primary                         .09            .03            .11            .04
                                     ---            ---            ---            ---
                                     ---            ---            ---            ---

     Diluted                         .09            .03            .11            .04
                                     ---            ---            ---            ---
                                     ---            ---            ---            ---


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


Cash flows from operating activities:           Nov. 30, 1996    Nov. 30, 1995
                                                -------------   --------------

  Net earnings from operations                     $ 847,620       $291,492
  Items not affecting cash:
     Amortization                                     23,065         85,936
     Depreciation                                    122,154         92,866
     Deferred taxes                                    8,045           -0-
                                                  ----------      ---------
                                                   1,000,884        470,294

Cash flows from changes in assets &
 liabilities:

  Increase (decrease) in accounts payable            (18,039)       (57,873)
  Increase (decrease) in current-mortgage                -0-            607
  Increase (decrease) in other liabilities            93,383         27,756
  Decrease (increase) in accounts receivable        (269,358)        61,453
  Decrease (increase) in marketable
     securities & commercial paper                   (81,342)        (3,360)
  Decrease (increase) in inventory                  (586,589)      (339,312)
  Decrease (increase) in prepaid expenses             11,513          6,966
  Decrease (increase) in other assets                    -0-        (35,661)
  Increase (decrease) in corp income tax            (343,849)        19,529
  Decrease (increase) in income tax
     receivables                                         -0-         50,000
  Decrease (increase) in note receivable                 -0-         10,000
                                                  ----------      ---------
                                                  (1,194,281)      (259,895)
                                                  ----------      ---------
  Net cash provided (used) by operating
      activities:                                   (193,397)       210,399

Cash flows from investing activities:

  Acquisition of capital assets                      (86,482)      (265,608)
                                                  ----------      ---------
  Net cash provided (used) by
      financing activities:                          (86,482)      (265,608)

Cash flows from financing activities:

  Mortgage payable                                       -0-         (6,894)
  Exercise of stock options                          251,169          -0-
                                                  ----------      ---------
  Net cash provided (used) by financing
      activities:                                    251,169         (6,894)

Increase (decrease) in cash                          (28,710)       (62,103)

Cash beginning of period                             508,240        141,244

Cash end of period                                  $479,530       $ 79,141
                                                  ----------      ---------
                                                  ----------      ---------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

  Income tax benefit of stock options exercised    ($330,000)
                                                    --------
                                                    --------
Supplemental Information
  Income taxes paid                        $ 110,100      $  3,297
  Interest paid                            $      16      $ 10,699


NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended November 30, 1996 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 1997.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Company operations improved dramatically during the second quarter of fiscal 1997, ended November 30, 1996, as evidenced by major increases in sales and profit levels. During the second quarter, the Company entered into an agreement to acquire "Schmitt Hofmann Systems GmbH" in Germany. The Company purchased the assets of Hofmann Maschinenbau GmbH and then formed a new wholly owned subsidiary as of 12/1/96 for a total cost of $500,000.

During the second quarter ended November 30, 1996, the Company, through its wholly owned subsidiary Schmitt Measurement Systems, Inc. ("SMS"), continued to sell TMS-2000 non-contact laser texture measurement systems (TMS 2000) to the computer hard drive market. The Company has secured additional orders for these products and expects substantial delivery during the balance of fiscal year 1997.

RESULTS OF OPERATIONS:

Sales in the second quarter of fiscal 1997 increased to $2,738,314 versus $1,520,028 in the same period last year. This 80% increase was caused by across-the-board gains in orders from both domestic and international customers. Management believes sales increases resulted from improved marketing coverage and advertising and the weakening of domestic competitors. Additionally, SMS sales accounted for $1,283,742 of the second quarter sales as the TMS-2000 had increased shipments, as compared to $394,292 in second quarter 1996 SMS sales.

Second quarter cost-of-sales decreased to 37% of sales versus 42% in the same period last year. The continued sales of TMS-2000 products during the second quarter had a positive impact on gross earnings and net earnings. Cost-of-sales of SMS products was 28% for the first half of 1997 versus 37% in the same period last year. Management expects SMS cost-of-sales for fiscal 1997 to be approximately 34%.

The second quarter general and administrative expenses totaled $922,675 versus $640,236 for the same period last year. This increase is attributed to the increased sales level this year and a lower level of expenses in the same period last year. The expansion in advertising, sales training costs, computer purchases and employee salaries continued. Also, an increasing percentage of the Company's products are being sold through commissioned agents and salesmen, as compared with last year, a trend management expects to continue.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q



General and administrative expenses as a percentage of sales during the second quarter of fiscal 1997 were 34% compared to 45% for the same period last year, and management feels these costs will stabilize at approximately 40% for fiscal 1997, down from 43% for fiscal 1996 and 47% in fiscal 1995.

In the six-month period ended November 30, 1996 net income totaled $847,620 versus $291,492 for the same period last year. For the second quarter period ending November 30, 1996, net income totaled $707,344 vs. $208,099 for the same period last year. Taxes were accrued at a modest rate for the second quarter given a total of 16% rate compared with 40% in the same period last year for the first six months of Fiscal Year 1997. Management anticipates that the tax rate for fiscal 1997 will approximate 30% due to prior year tax credits and refunds.

Second quarter net income per common share and common share equivalent on both a primary and a fully diluted basis totaled $.09 versus $0.03 last year for the same period. Fiscal year 1997 six month primary and fully diluted EPS and Common Stock Equivalent were $0.11 versus $0.04 last year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company increased its working capital position during the second quarter while still financing the growth of the new SMS products and inventory growth. Working capital totaled $5,059,958 at November 30, 1996 versus $3,532,086 at May 31, 1996 fiscal year end. Corporate cash and marketable securities levels stood at $706,472 at November 30, 1996.

During the six-month period ended November 30, 1996 net cash provided by operating activities totaled $847,620. Included in cash flow from operations was a $586,589 increase in inventory. During the period, accounts receivable increased by $269,358 to a total of $1,681,163 and marketable securities and commercial paper increased by $81,342 to $226,942.

The increase in accounts receivable occurred because of the increased sales during the second quarter ended November 30, 1996 compared with the first three months of fiscal year 1997. As a result of its high-quality customer base, the Company has experienced near 100% collection and no reserve for uncollectables, returns or allowances has been established.

Management believes that its cash flow from operations, available credit resources and its improving cash position will provide adequate funds on a short-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements. Management believes that such cash flow is sufficient to finance current short-term operations, projected capital expenditures, anticipated short-term sales agreements and other contingencies during the next six months.

Management is currently reviewing long-range capital requirements as they relate to expansion of products and markets. This analysis is expected to be completed within the next three months and may or may not result in future decisions to seek additional funding for the Company via debt or equity to service the Company's future growth requirements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q

PART II - OTHER INFORMATION
     Item 1.        Legal Proceedings - None
     Item 2.        Changes in Securities - None
     Item 3.        Default Upon Senior Securities - None
     Item 4.        Submission of Matters to a Vote of Security Holders:

     The Company conducted an Annual Shareholders Meeting on October 25, 1996. The matters voted upon, together with the results of voting, were as follows:

     1.) The following persons were elected to the Board of Directors of the Company, to serve until the next annual meeting of the shareholders and until their successors shall be duly elected:

                              SHARES VOTED   SHARES         SHARES
          DIRECTOR             IN FAVOR      WITHHELD       ABSTAINED
          -----------         ----------     --------       ---------

          Maynard E. Brown    5,566,770      700            3,250
          Wayne A. Case       5,567,270      200            3,250
          David L. Dotlich    5,558,310      9,160          3,250
          David M. Hudson     5,558,310      9,160          3,250
          Trevor Nelson       5,557,810      9,660          3,250
          John A. Rupp        5,566,220      1,250          3,250

     2.) The Schmitt Industries, Inc. Stock Option Plan, as amended and restated, was approved.

          SHARES VOTED        SHARES VOTED        SHARES         SHARES
          IN FAVOR            AGAINST             ABSTAINED      NOT VOTED
          ------------        ----------          ---------      ---------

          3,508,700           92,104              56,414         1,913,502

     3.) Moss Adams was appointed as independent auditors to examine the financial statements of the Company and its subsidiaries for the fiscal year ending May 31, 1997.

          SHARES VOTED             SHARES VOTED        SHARES
          IN FAVOR                 AGAINST             ABSTAINED
          ------------           -------------         -------
          5,523,634                37,536              9,550

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Part II - OTHER INFORMATION CONTINUED


     Item 5.    Other Information - None
     Item 6(a)  Exhibit 10.1 - Contract/Distribution Agreement
                Exhibit 11.1 - Schedule of Computation of Net Income Per Share
                Exhibit 27 - Financial Data Schedule
     Item 6(b)  Reports on Form 8-K - None

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

                                             SCHMITT INDUSTRIES, INC.
                                             ------------------------
                                                  (Registrant)


Date:       1/10/97

      --------------------------------------------------------------
                              Wayne A. Case, President/CEO/Director


Date:       1/10/97
     ---------------------------------------------------------------
                              Annie Windsor, Chief Financial Officer

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX


    Number            Description                                    Location
  ---------    ----------------------------------------            ------------

     10.1      Contract/Distribution Agreement                        Page 13

     11.1      Schedule of Computation of Net Income                  Page 25

     27        Financial Data Schedule                                Page 26