Form 10-Q
period 1997-02-28
SCHMITT INDUSTRIES INC
filed 1997-04-11
CIK 922612

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                      FORM 10-Q


------
  XX     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     FEBRUARY 28, 1997
                                   ---------------------------------

                                          or
------
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                       to:
                                 -------------------        ------------------
Commission File Number:  0-23996
                         -----------------------------------------------------

                               SCHMITT INDUSTRIES, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

            OREGON                                 93-1151989
     ------------------------                ------------------------
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
                                                 Yes   XX    No
                                                     ------     ------

The number of shares of each class of common stock outstanding as of February
28, 1997 Common stock, no par value                   7,045,139

                               SCHMITT INDUSTRIES, INC.

                                  INDEX TO FORM 10-Q


                                                                          PAGE

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

         Consolidated Balance Sheets:
         -  February 28, 1997 and May 31, 1996.......................       3

         Consolidated Statements of Income:
         -  For the Three Months and Nine Months Ended
            February 28, 1997 and February 29, 1996..................       5

         Consolidated Statements of Cash Flows
         -  For the Nine Months Ended
            February 28, 1997 and February 29, 1996..................       6

         Notes to Consolidated Financial Statements..................       7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................       8

Part II- OTHER INFORMATION...........................................      10


Signatures -  .......................................................      10

Exhibits -  ..........................................................     11

PART I - FINANCIAL INFORMATION
         Item 1.       Financial Statements


                               SCHMITT INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS



                                        ASSETS


                                     February 28, 1997          May 31, 1996
                                     -----------------          ------------
                                          Unaudited


Cash                                        $  673,178           $  508,240
Marketable securities
  & commercial paper                           322,382              145,600
Accounts receivable                          2,171,545            1,411,805
Inventories                                  2,671,790            1,781,331
Deferred tax asset                             918,081              593,740
Prepaid expenses                                29,849               15,906
                                             ----------           ----------
         Total current assets                6,786,825            4,456,622


Property and equipment

  Land                                         299,000              299,000
  Buildings & leasehold improvements           939,201              834,850
  Furniture and equipment                      834,956              660,371
                                             ----------           ----------
                                             2,073,157            1,794,221


    Less accumulated depreciation              467,989              312,189
                                             ----------           ----------
         Total property & equipment          1,605,168            1,482,032


Other assets

  Marketing rights                             735,914              735,914
    Less accumulated amortization              685,439              663,521
                                             ----------           ----------
         Total other assets                     50,475               72,393



Total assets                                $8,442,468           $6,011,047
                                             ----------           ----------
                                             ----------           ----------

                               SCHMITT INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS



                                     LIABILITIES



                                        February 28, 1997   May 31, 1996
                                             Unaudited
                                        -----------------   ------------
Current liabilities

  Trade accounts payable                    $  523,584       $  344,828
  Accrued liabilities                          271,032          244,613
  Income taxes payable                         206,609          294,749
  Current portion of long term debt             40,346           40,346
  Line of credit payable                       400,000             -0-
                                             ----------       ----------
         Total current liabilities           1,441,571          924,536

Long term deferred tax liability                25,107           25,107

Long-term debt, net of current portion         174,532          174,532
                                             ----------       ----------

         Total liabilities                  $1,641,210       $1,124,175


                                 STOCKHOLDERS' EQUITY


Common stock
  Authorized:  20,000,000 shares
    without par value
  Issued and outstanding:
    February 28, 1997   7,045,139 shares         4,707,024      4,098,512
    May 31, 1996        6,918,139 shares

Retained earnings                                2,094,234        788,360
                                                 ---------      ---------

         Total stockholders' equity              6,801,258      4,886,872
                                                 ---------      ---------

Total liabilities and stockholders' equity      $8,442,468     $6,011,047
                                                 ---------      ---------
                                                 ---------      ---------

                               SCHMITT INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 1997
                                AND FEBRUARY 29, 1996
                                     (UNAUDITED)


                                    Three Months Ended           Nine Months Ended
                                  02/28/97       02/29/96      02/28/97     02/29/96
                                  -------------------------    -----------------------
Sales                            $2,918,912     $1,855,938    $7,450,924   $4,722,835
Cost of sales                     1,391,054        581,584     3,127,832    1,682,263
                                  ----------     ----------    ----------   ----------
   Gross profit                   1,527,858      1,274,354     4,323,092    3,040,572


General and administrative
   expenses                         768,690        694,329     2,453,099    1,926,190
                                  ----------     ----------    ----------   ----------

Income from operations              759,168        580,025     1,869,993    1,114,382

Other income and expense

   Interest income                   14,805          9,881        27,156       18,292
   Interest expense                  (5,593)        (5,625)       (5,609)     (16,324)
   Depreciation                     (77,614)       (50,048)     (199,768)    (142,912)
   Amortization                        (750)       (44,947)      (23,815)    (130,883)
   Misc. income                      38,448         10,680        69,127       21,432
                                  ----------      ---------    ----------   ----------
                                    (30,704)       (80,059)     (132,909)    (250,395)

Income before income tax            728,464        499,966     1,737,084      863,987

Provision for income tax            269,809         15,679       430,809       88,208
                                  ----------      ---------    ----------   ----------

Net income for period             $ 458,655      $ 484,287    $1,306,275    $ 775,779
                                  ----------      ---------    ----------   ----------
                                  ----------      ---------    ----------   ----------

Net income per common share and
  common share equivalent

    Primary                          .06           .07             .18         .11
                                     ---           ---             ---         ---
                                     ---           ---             ---         ---
    Weighted average number of
    shares                        7,407,175      7,175,477     7,327,403    7,116,715
                                  ---------      ---------     ---------    ---------


    Fully Diluted                    .06           .07             .18         .11
                                     ---           ---             ---         ---
                                     ---           ---             ---         ---
    Weighted average number of
    shares                        7,407,262      7,202,112     7,384,402    7,167,530
                                  ---------      ---------     ---------    ---------


                               SCHMITT INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                     (UNAUDITED)

Cash flows from operating activities:            Feb. 28, 1997   Feb. 29, 1996
                                                 -------------   -------------

   Net earnings from operations                     $1,306,275       $775,779
   Items not affecting cash:
    Amortization                                        23,815        130,883
    Depreciation                                       199,768        142,912
    Deferred taxes                                      (5,659)           -0-
                                                     ----------     ----------
                                                     1,524,199      1,049,574

Cash flows from changes in assets & liabilities:

   Increase (decrease) in accounts payable             178,756         73,897
   Increase (decrease) in rent deposit                     -0-            900
   Increase (decrease) in current-mortgage                 -0-            921
   Increase (decrease) in other liabilities             26,419            -0-
   Decrease (increase) in accounts receivable         (759,740)      (377,502)
   Decrease (increase) in marketable securities
    & commercial paper                                (176,782)       126,148

   Decrease (increase) in inventory                   (890,459)      (610,001)
   Decrease (increase) in prepaid expenses             (13,943)       (10,328)
   Decrease (increase) in other assets                     -0-        (39,961)
   Increase (decrease) in corp income tax              (88,140)       112,037
   Decrease (increase) in income tax receivables           -0-         50,000
   Decrease (increase) in note receivable                  -0-         10,000
                                                      ---------      ----------
                                                    (1,723,889)      (663,889)
                                                      ---------      ----------
   Net cash provided (used) by operating activities:  (199,690)       385,685

Cash flows from investing activities:

   Acquisition of capital assets                      (313,884)      (287,356)
                                                      ---------      ----------
   Net cash provided (used) by financing activities:  (313,884)      (287,356)

Cash flows from financing activities:

   Line of credit                                      400,000            -0-
   Mortgage payable                                        -0-        (10,462)
   Exercise of stock options                           278,512            -0-
                                                      ----------      ---------
   Net cash provided (used) by financing activities:   678,512        (10,462)

Increase (decrease) in cash                            164,938         87,867

Cash beginning of period                               508,240        141,244

Cash end of period                                   $ 673,178      $ 229,111
                                                     ---------      ----------
                                                     ---------      ----------

                                         February 28, 1997   February 29, 1996
                                         -----------------   -----------------

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

 Income tax benefit of stock options exercised  ($330,000)
                                                 ---------
                                                 ---------

Supplemental Information
   Income taxes paid                           $  124,100       $    3,897
   Interest paid                               $    5,609       $   16,324


NOTES TO INTERIM FINANCIAL STATEMENTS


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended February 28, 1997 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 1997.

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

Company operations improved dramatically during the third quarter of fiscal 1997, ended February 28, 1997, as evidenced by major increases in sales and profit levels. During the third quarter, the Company completed its acquisition of "Schmitt Hofmann Systems GmbH" in Germany. The Company purchased the assets of Hofmann Maschinenbau GmbH and then formed a new wholly owned subsidiary as of 12/1/96 for a total cost of $500,000.

During the third quarter ended February 28, 1997, the Company, through its wholly owned subsidiary Schmitt Measurement Systems, Inc. ("SMS"), continued to sell TMS-2000 non-contact laser texture measurement systems (TMS 2000) to the computer hard drive market. The Company has secured additional orders for these products and expects increased delivery during the balance of fiscal 1997.

RESULTS OF OPERATIONS:

Sales in the third quarter of fiscal 1997 increased to $2,918,912 versus $1,855,938 in the same period last year. Sales for the nine months ended February 28, 1997, totaled $7,450,924 versus $4,722,835 in the same period last year. The three months sales level was a 57% increase, the nine months results increased by 58% over the same period last year. These increases were caused by across-the-board gains in orders from both domestic and international customers. Management believes sales increases resulted from improved marketing coverage and advertising and the weakening of competitors. Additionally, SMS sales accounted for $916,226 of the third quarter sales as the TMS-2000 had increased shipments, as compared to $737,690 in third quarter 1996 SMS sales.

Third quarter cost-of-sales increased to 48% of sales versus 31% in the same period last year. Third quarter fiscal 1997 net profits before taxes increased 46% to $728,464 versus $499,966 in fiscal 1996. Net profits after taxes for the third quarter of fiscal 1997 were $458,655 versus $484,287 for the third quarter of fiscal 1996. Nine-month net profit after tax totaled $1,306,275 versus $775,779 for the same period last year. This is a 68% increase of net profits after tax for the first nine months of fiscal 1997.

The third quarter general and administrative expenses totaled $768,690 versus $694,329 for the same period last year. The nine-month general administrative expenses totaled $2,453,099 versus $1,926,190 for the same period last year. These increases are attributed to increased sales levels this year and lower levels of expenses in the same period last year. The expansion in advertising, sales training costs, computer purchases and employee salaries continued. Also, an increasing percentage of the Company's products are being sold through commissioned agents and salesmen, as compared with last year, a trend management expects to continue.

Sales in the German subsidiary, Schmitt Hofmann Systems GmbH, totaled approximately $600,000 of total reported sales for the quarter. These sales levels are higher than expected by management, as many efforts were expended during this quarter in Germany to physically move the Company to a new location, install a new computer and accounting

                               SCHMITT INDUSTRIES, INC.
                                      FORM 10-Q



system, and non-recurring costs were incurred as a result of these activities. Earnings before taxes in Germany totaled approximately $120,000. Management expects earnings in Germany will increase as the full result of quantity purchases of inventory impact Schmitt Hofmann Systems GmbH future income statements.

General and administrative expenses as a percentage of sales during the third quarter of fiscal 1997 were 33% compared to 41% for the same period last year, and management feels these costs will stabilize at approximately 40% for fiscal 1997, down from 43% for fiscal 1996 and 47% in fiscal 1995.

In the nine-month period ended February 28, 1997 net income totaled $1,306,275 versus $775,779 for the same period last year. For the third quarter period ended February 28, 1997, net income totaled $458,655 versus $484,287 for the same period last year. Taxes were accrued at an increased rate for the third quarter given a total of 25% rate compared with 10% in the same period last year for the first nine months of fiscal 1997. Management anticipates that the tax rate for fiscal 1997 will approximate 30% due to prior year tax credits and refunds.

Third quarter net income per common share and common share equivalent on both a primary and a fully diluted basis totaled $0.06 versus $0.07 last year for the same period. Fiscal 1997 nine-month primary and fully diluted net income per common share and common share equivalent were $0.18 versus $0.11 last year for the same period.

LIQUIDITY AND CAPITAL RESOURCES:

The Company increased its working capital position during the third quarter while still financing the growth of the new SMS products and inventory growth. Working capital totaled $5,345,254 at February 28, 1997 versus $3,532,086 at May 31, 1996 fiscal year end. Corporate cash and marketable securities levels stood at $995,560 at February 28, 1997.

During the nine-month period ended February 28, 1997, net cash used in operating activities totaled $199,690. Included in cash flow from operations was a $890,459 increase in inventory. Increases in inventory were planned to take advantage of quantity purchases from vendors and to service increased sales levels. During the period, accounts receivable increased by $759,740 to a total of $2,171,545 and marketable securities and commercial paper increased by $176,782 to $322,382.

The increase in accounts receivable occurred because of the increased sales during the third quarter ended February 28, 1997 compared with the first six months of fiscal 1997. As a result of its high-quality customer base, the Company has experienced near 100% collection and no reserve for uncollectables, returns or allowances has been established.

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
    Item 5.   Other Information - None
    Item 6(a) Exhibit 10.1 - Sales Contract between Herr Dirk Pfeil, receiver of Hofmann Maschinenbau GmbH, and Schmitt Hofmann Systems
              GmbH, dated November 19, 1996
              Exhibit 11.1 - Schedule of Computation of Net Income Per Share
              Exhibit 27 - Financial Data Schedule
    Item 6(b) Reports on Form 8-K - None

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

                                   SCHMITT INDUSTRIES, INC.
                                   ------------------------
                                       (Registrant)


Date:      4/11/97
        -----------------------------------------------------
                   Wayne A. Case, President/CEO/Director


Date:      4/11/97
        -----------------------------------------------------
                   Annie Windsor, Chief Financial Officer

                               SCHMITT INDUSTRIES, INC.
                                       FOR 10-Q

                                    EXHIBIT INDEX



  Number     Description                                            Location
----------  --------------------------------------------          ------------

   10.1     Sales Contract between Herr Dirk Pfeil,                 Page 12
            receiver of Hofmann Maschinenbau GmbH,
            and Schmitt Hofmann Systems GmbH, dated
            November 19, 1996

   11.1     Schedule of Computation of Net Income Per Share         Page 17

   27       Financial Data Schedule                                 Page 18