Form 10-K405
period 1997-05-31
SCHMITT INDUSTRIES INC
filed 1997-08-27
CIK 922612

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended:  May 31, 1997

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ______________ to _______________


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

                                 (503) 227-7908
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
----------------------------       ---------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of August 8, 1997, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was $21,337,313 based on the closing sales price of the registrant's Common Stock on the Nasdaq National Market. On that date, there were 7,081,889 shares of Common Stock outstanding.

     Portions of the registrant's 1997 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof, and portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     The Company designs, assembles and markets computer-controlled balancing equipment for use primarily by the machine tool industry. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. ("SMS"), a Montana corporation, the Company also designs, manufactures and markets precision laser measurement systems.

     The Company was incorporated under the laws of British Columbia, Canada in 1984. The name of the Company was changed to Schmitt Industries Inc. in 1987. In February 1996, the Company was "continued" from British Columbia to the state of Wyoming and then merged into its wholly owned subsidiary, Schmitt Industries, Inc., an Oregon corporation; Schmitt Industries, Inc. was the surviving entity.

     The Company acquired its original balancing equipment technology pursuant to a series of agreements from 1987 through 1991. The patented technology has been substantially enhanced and advanced by the Company in the past decade.

     In May 1995, the Company acquired TMA Technologies Inc. ("TMA"), a designer, assembler and marketer of innovative industrial measurement systems based on laser light scatter technologies. For all of the outstanding shares of TMA, the Company paid $15,000, assumed approximately $515,000 of TMA debt and agreed to make royalty payments to TMA's shareholders of 5% on sales of TMA products and future Company products that utilize TMA's technologies, hardware, software and existing patents, subject to a maximum royalty of $6 million. In June 1995, TMA began operations in Portland and subsequently changed its name to Schmitt Measurement Systems, Inc. (SMS)

     In June 1996, the Company formed Schmitt Europe, Ltd. under the laws of Great Britain to market and sell the Company's products in Great Britain.

     In December 1996, the Company completed the acquisition of the assets of the grinding wheel balancer division of Hofmann Machinenbau GmbH of Germany. The Company operates this business as Schmitt Hofmann Systems GmbH, a wholly owned subsidiary of the Company ("SHS"). SHS purchased the assets from Hofmann Machinenbau GmbH with a $496,000 loan from the Company.

     The Company's executive offices are located at 2765 N.W. Nicolai Street, Portland, Oregon 97210, and its telephone number is (503) 227-7908.

BALANCING PRODUCTS

     The Company's principal product is the Schmitt Dynamic Balance System (the "SBS System"). It consists of a computer control unit, sensor, spindle mounting adapter, and balance head. It was designed to be an inexpensive, yet highly accurate, permanent installation on grinding machines. Today, the SBS System is beginning to be evaluated by manufacturers for additional applications including large electric motors, industrial fans, industrial brushing devices, turbines and similar devices.

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

     Examples of some of well-known worldwide machine tool builders who have offered and/or installed the SBS System include ANCA (Australia), Bryant Grinders Corporation (U.S.), Blohm Incorporated (U.S.), Blohm GmbH (Germany), Capco Machinery (U.S.), Cincinnati Milacron (U.S.), Ecotech/SMTW (China/U.S.), Gold Crown Machinery (U.S.), Gleason Works (U.S.), Litton IAS/Landis Grinding (U.S.), Mattison Machine (U.S.), Micron Machinery Limited (Japan/U.S.), Normac Incorporated (U.S.), NTC Toyama America (U.S./Japan), Okomoto (Japan), Okuma Machine (Japan), Royal Master Grinders (U.S.), Shigiya Machine (Japan), Sumitomo Heavy Industry (Japan), TOS Hostivar (Czech Republic), TOS Holice (Czech Republic), Toyoda Machine (Japan) and Weldon Machine Tool (U.S.).

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

     The acquisition of SHS has added additional balancer designs to the Company's worldwide product line. The SHS internal spindle balancers and ring balancers add to the total balancer package available from the Company. These proven designs, along with the original water balancer, allow Schmitt to broaden its machine applications. The Company is now developing additional electronic controllers that will operate all Schmitt, including SHS, balancers from a single electronic controller.

     In Fiscal 1995, 1996 and 1997, net sales of the Company's balancing products totaled $4,414,832, $4,801,151 and $6,488,348, respectively. Net sales of balancing products accounted for 100% of the Company's revenue in Fiscal 1995, 68% in Fiscal 1996 and 61% in Fiscal 1997. See Note 9 to Consolidated Financial Statements.

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

     Competitive products include European manufacturers building water balancers and electromechanical balancers similar to the SBS System. Water balancers are currently priced at about 1.5 times the level of the SBS System because of expensive plumbing and water chambers machined into the wheel hub. The machines are disassembled and parts remachined or replaced within the spindle assembly, a process that takes from one to two days. The system is "tuned" or "calibrated" to the machine by a factory service technician.
Although water systems are unable to balance at low rpm, they work at mid- and high-speeds when properly monitored by regularly cleaning filters and checking clearance of water jets. This technology is the oldest in the market and is employed in the SHS-installed systems. After the acquisition of SHS in December 1996, the Company considers European electromechanical balancers to be the its major competition due to their established base in Europe.

     Electromechanical balancers similar to the SBS System are produced by several European companies, located primarily in Switzerland, Germany, Spain and Italy. These European balancers have deficiencies in electronics which render them less effective in solving essential balancing requirements. They cannot achieve the consistent low balance levels obtained by the SBS System and cannot operate effectively at 500 rpm (low speed) or at 7,500 rpm (high speed). In addition, these balancers have inferior brush and cable assemblies which cause down time and high maintenance. None of these companies can compete effectively with the Company in providing mounting adapters for all grinding machines.

     The SBS System list price is $7,800 worldwide. Water balancers produced by German companies other than SHS are priced at $11,000 to $15,000, and the electromechanical systems are priced at $8,000 to $10,000 worldwide. Market surveys by management indicate that customers perceive values of an automatic balancer to approximately $8,000; therefore, Company pricing is geared to obtaining a dominant market position and meeting competitive supplier prices. The market strategy is to establish the SBS System as the dominant product with the best quality, reliability and performance and superior economic value.


SCHMITT MEASUREMENT SYSTEMS, INC.

     HISTORICAL BACKGROUND. SMS manufactures and markets a line of laser-based, precision measurement systems. In addition, SMS operates a precision light scatter measurement laboratory which is utilized by third-party equipment manufacturers and others.

     Light scatter technology involves using lasers, optics and detectors to throw a beam of light on a material sample and recording its reflection/transmission. Analysis of light scatter information can determine material characteristics such as surface roughness and defects, without introducing contaminants and causing changes to the tested material.

     In May 1995, the Company relocated TMA (now SMS) assets and equipment to its Portland, Oregon facility. Three employees were relocated and three part-time former TMA employees remained in Montana to assist with sales and marketing activities.

     SMS PRODUCTS. The principal products of SMS are laser-based measurement products and technology that can be applied to both military and industrial markets. Historically, TMA (now SMS) did not pursue industrial markets but instead concentrated on military markets. The Company believes that this strategy was a significant contributing factor in the failure of TMA to achieve profitable operations.


     The Company believes that the patents, patent applications, trademarks and other proprietary technology acquired with TMA can be successfully refocused into industrial markets, including electronics, computer disk manufacturers and flat-panel display manufacturers.

     The Company is developing a product review and marketing plan. Over the long term, the Company expects SMS products to add to sales and profitability of the Company. During Fiscal 1996, net sales of SMS products totaled $2,278,977 or 32% of the Company's total revenue. During Fiscal 1997, net sales of SMS products totaled $4,390,499 or 49% of the Company's total revenue. See Note 9 to Consolidated Financial Statements.

     SMS operates three businesses: a light-scatter measurement laboratory, laser-based light-scatter measurement products and other laser alignment
products.   SMS provides a highly advanced, extremely precise measurement services laboratory to a wide variety of industrial and commercial businesses, using advanced laser, light scatter technology.

     The laboratory uses three SMS CASI Scatterometers for measuring surface roughness. The true value of the laboratory is not only its extremely precise measurement capability but also that the item being tested is not altered, touched or destroyed. Thus, the laboratory is widely used by the semiconductor and computer hard disk industries, as well as manufacturers of critical optical components in aerospace and defense systems. Customers of the laboratory have included Aerojet, AT&T Bell Labs, Eastman Kodak, General Electric, IBM, NASA and dozens of other industrial companies, universities and government agencies.

     The three SMS CASI Scatterometers in the laboratory are angle-resolved BRDF measurement instruments providing customers with precise roughness measurements of optical surfaces, diffuse materials, semiconductor wafers, magnetic storage media, precision-machined surfaces, as well as surfaces affecting the cosmetic appearance of consumer products. A Scatterometer uses ultraviolet or infrared laser light as a nondestructive probe to measure surface quality, optical performance, smoothness, appearance, defects and contamination on a wide variety of materials.

     The sample is mounted on stages capable of moving bidirectionally and/or in rotation. The incident angle can be set anywhere up to an 85DEG. angle from surface normal. The detector sweeps around the sample in the incident plane measuring scattered and specular light. During the scan, the computer controls gain, filter and aperture changes through user-defined parameters. The instrument background is measured separately and can be compared with the sample data.

     The CASI Analysis Software simplifies analysis of scatter data. BRDF values are used to calculate total integrated scatter, PSD and RMS roughness. Annotated results print on the HP PaintJet printer as viewgraphs or publication-ready figures.

     The laboratory generated approximately 10% of SMS's total revenue during Fiscal 1996 and 9% during Fiscal 1997. Total revenue for this business is expected to rise modestly in the future while representing a smaller percentage of SMS's business. Use of the laboratory, leading to orders for SMS's laser-based light scatter measurement products by its customers, represents the best marketing channel for SMS's current and future products. Existing products (such as the uScan and the Model 2002 alignment laser system) and products being developed in conjunction with the measurement services laboratory are being marketed to a variety of industrial customers.

     The uScan System consists of a hand-held control unit, an interchangeable measurement head and a separate charging unit. To perform a measurement, the operator places the measurement head on the objective area and presses the button. Each measurement takes less than five seconds. The results are displayed and stored in system memory. The uScan can store 700 measurements in 255 files and provides the capability to program pass/fail criteria. Software is available for control, analysis and file conversion. From a single measurement, a user can determine RMS surface roughness, reflectance and scatter light levels (BRDF) on flat or curved surfaces under any lighting conditions.

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

     The Company intends to introduce a new product, a Dual Texture Measurement machine called the DTM-2000, in the first half of Fiscal 1998. Using the Company's patented non-contact light scatter process of surface measurement, the automated DTM-2000 provides for measurements on both sides of computer hard disks at 1,200 disks per hour at a measurement range of 2 angstroms to 200 angstroms.

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

     In the United States, most products are shipped directly to customers from the Company's distribution center in Portland, Oregon. Where the Company has distributors, the product is shipped to the distributor, who in turn pays the Company directly and then delivers and installs the product for the end user. Western European distribution to customers is handled by shipping the product directly from the Company's Portland headquarters to the end users.

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

     In November 1996, the Company's Quality Control Program received full ISO-9001 certification.

     The Company has established an SBS System customer base consisting of over 250 companies. TMA (now SMS) had over 200 customers, many of whom are also purchasers of the Company's SBS System balancing products. The major customers of TMA have been retained by the Company.

     In Fiscal 1997, approximately 22% of the Company's total revenue was attributable to a single customer of SMS. In Fiscal 1997, SMS entered into a strategic partnership with this entity to distribute systems manufactured by SMS for an initial term of one year. No other customer accounted for more than 10% of the Company's total revenue in Fiscal 1997.

PATENTS AND TRADEMARKS

     SBS SYSTEM PRODUCTS. The Company manufactures its products under copyright protection in the U.S. for all electronic board designs which are also further protected with encapsulation of the finished product to protect the Company's technologies and software. U.S. Patent No. 4951526 was issued to the Company in 1990 and covers both the new ring balancer and the existing SBS Balance Heads that the Company markets to the grinding industries.

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

SMS PATENTS ISSUED
--------------------------------------------------------------------------------

5196906     1993           uScan:  surface measurement
5416590     1995           GapMaster:  gap and mismatch
5596403     1997           Pitch, yaw of a single laser beam system and method
                           of measuring angular position
5625451     1997           Methods and apparatus for characterizing a surface

SMS TRADEMARKS
--------------------------------------------------------------------------------

uScan       1992           Surface measurement system
CASI        1993           Surface inspection system
Accunet     1994           Distance measurement NET
FMS         1994           Finished measurement systems
Surf-Map    1995           Surface inspection process
SMS         1995           Schmitt Measurement System

PRODUCT DEVELOPMENT

     Prior to Fiscal 1996, research and development activities of the Company were focused on the enhancement of the existing product lines for balancers and on development work toward the new ring balance product. Since its May 1995 acquisition of TMA, the Company has expended significant efforts evaluating existing and potential new products for the light-scatter precision measurement market.

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

     During Fiscal 1997, the Company continued to develop new balancing products and expended considerable time and effort in evaluating and developing new laser-based measurement products. During Fiscal 1997, the Company developed and began marketing the TMS-2000W and TMS-3000W.

     During Fiscal 1995, 1996 and 1997, the Company's research and development expense totaled $15,843, $0 and $55,800, respectively.

INTERNATIONAL SALES

     The Company's sales in the last three fiscal years have been generated from the following geographic areas:

                               NORTH AMERICA          EUROPE            ASIA
                             -----------------    --------------    ------------
           Fiscal 1997         $  8,664,819        $  1,601,359      $  275,794
           Fiscal 1996            6,298,170             442,470         339,488
           Fiscal 1995            4,018,498             220,741         175,593

BACKLOG

     The Company does not generally track backlog. Normally, orders are shipped within several weeks after receipt unless the customer requests otherwise.

EMPLOYEES

     As of July 15, 1997, the Company employed 47 individuals worldwide on a full-time basis. There were no regular part-time employees. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.   PROPERTIES

     The Company's design and assembly facilities and executive offices are located in a 7,500-square foot building in Portland, Oregon owned by the Company; a 33,000-square foot facility, located across the street from the executive offices and also owned by the Company, houses SMS's operations. Schmitt Europe Ltd. occupies a 1,893-square foot facility in Coventry, England pursuant to a five-year lease beginning February 1, 1997 with a basic monthly rent of L1,708 (approximately $2,785 as of August 1, 1997). SHS occupies a 5,194-square foot facility in Alsbach, Germany pursuant to a five-year lease beginning February 1, 1997 with a basic monthly rent of DM 5,442 (approximately $2,916 as of August 1, 1997). The Company believes its facilities are adequate to meet its current needs.

ITEM 3.   LEGAL PROCEEDINGS

     In May 1995, the Company acquired TMA Technologies Inc. ("TMA") which became a wholly owned subsidiary of the Company and was renamed Schmitt Measurement Systems, Inc. ("SMS"). During the third quarter of Fiscal 1996, the Company and SMS filed an action against Robert C. Mathis and Marvin H. Ball, former officers and directors of TMA, in the U.S. District Court for the District of Montana. The lawsuit claims that these individuals violated their fiduciary duties to TMA, the Company and participants in a TMA royalty pool.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since May 5, 1997, the Company's Common Stock has been traded on the Nasdaq National Market; prior to that it was traded on the Nasdaq--Small Cap Market. The Common Stock is traded under the symbol "SMIT."

     The following tables set forth the high and low sales prices of the Company's Common Stock as reported on the Nasdaq--Small Cap Market and on the Nasdaq National Market (since May 5, 1997) for the periods indicated.


           YEAR ENDED MAY 31, 1996          HIGH                 LOW
          -------------------------     ------------         -----------

           First Quarter                  $  2.88              $  2.13
           Second Quarter                 $  5.13              $  2.63
           Third Quarter                  $  5.63              $  3.88
           Fourth Quarter                 $ 14.75              $  5.25

          YEAR ENDED MAY 31, 1997           HIGH                  LOW
          -------------------------     ------------         -----------

          First Quarter                   $  13.75              $  8.88
          Second Quarter                  $  11.00              $  7.88
          Third Quarter                   $  11.00              $  7.88
          Fourth Quarter                  $  10.25              $  7.00


     As of July 15, 1997, there were 7,081,889 shares of Common Stock outstanding held by approximately 130 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 2,500 individual holders of shares of Common Stock.

     The Company has not paid any dividends on its Common Stock since June 1994. The Company's current policy is to retain earnings to finance the Company's business. Future dividends will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion and any other factors that the Company's Board of Directors deems relevant. The Company has no present intention of paying dividends on its Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is included in the Company's Annual Report to Shareholders for the fiscal year ended May 31, 1997 under the heading "Selected Financial Data" and is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is included in the Company's Annual Report to Shareholders for the fiscal year ended May 31, 1997 under the heading "Management's Discussion and Analysis" and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors, financial statements and other information required by this Item are included in the Company's Annual Report to the Shareholders for the fiscal year ended May 31, 1997 and are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In July 1997, the Company replaced its independent accountant, Moss Adams LLP, with Price Waterhouse LLP. This decision was made by the Audit Committee of the Company's Board of Directors.

     Moss Adams LLP's reports for the fiscal years ended May 31, 1996 and May 31, 1997 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During Fiscal 1996 and 1997 and until Moss Adams LLP's dismissal, there were no disagreements with Moss Adams LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Moss Adams LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders under the heading "Proposals 2(a)-(b): Election of Directors" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders under the heading "Principal Shareholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders under the heading "Certain Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          1.   FINANCIAL STATEMENTS:

                                                                 Annual Report
                                                                  Page Number
                                                               -----------------

               A.   Consolidated Balance Sheets as of May 31,
                    1997 and May 31, 1996. . . . . . . . . . .         10

               B.   Consolidated Statements of Income for each of
                    the years ended May 31, 1997, May 31, 1996
                    and May 31, 1995 . . . . . . . . . . . . .         11

               C.   Consolidated Statements of Cash Flows for
                    each of the years ended May 31, 1997,
                    May 31, 1996 and May 31, 1995. . . . . . .         12

               D.   Consolidated Statements of Changes in
                    Stockholders' Equity for each of the years
                    ended May 31, 1997, May 31, 1996 and
                    May 31, 1995 . . . . . . . . . . . . . . .         14

               E.   Notes to Financial Statements. . . . . . .         15

               F.   Independent Auditors' Report . . . . . . .         23

          2.   FINANCIAL STATEMENT SCHEDULES:. . . . . . . . .

               All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

          3.   EXHIBITS:  See Index to Exhibits on page 15.

     (b)  Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SCHMITT INDUSTRIES, INC.


                                        By:  /s/ Wayne A. Case
                                             -----------------------------------
                                             Wayne A. Case
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                             AND CHIEF EXECUTIVE OFFICER

                                        Date:  August 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 27, 1997.

SIGNATURE                                         TITLE
---------                                         -----

/s/ Wayne A. Case                  Chairman of the Board, President and Chief
------------------------------     Executive Officer
Wayne A. Case                      (Principal Executive Officer)

/s/ Annie Windsor
------------------------------     Chief Financial Officer
Annie Windsor                      (Principal Financial and Accounting Officer)

/s/ Maynard E. Brown
------------------------------     Director
Maynard E. Brown

/s/ David M. Hudson
------------------------------     Director
David M. Hudson

/s/ Trevor Nelson
------------------------------     Director
Trevor Nelson

/s/ Dennis T. Pixton
------------------------------     Director
Dennis T. Pixton

/s/ John A. Rupp
------------------------------     Director
John A. Rupp

                                INDEX TO EXHIBITS

 EXHIBITS                               DESCRIPTION
----------  --------------------------------------------------------------------

   3(i) Restated Articles of Incorporation of Schmitt Industries, Inc. (the "Company"). Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No. 33-98226,
            as amended.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   3(ii)    Restated Bylaws of the Company.  Incorporated by reference to
            Exhibit 3.2 to the Company's Registration Statement on Form S-4,
            File No. 33-98226, as amended. . . . . . . . . . . . . . . . . . . .

    10.1 Schmitt Industries, Inc. Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on
            Form 10-K for the fiscal year ended May 31, 1996.. . . . . . . . . .

    10.2 Agreement dated April 21, 1995 between TMA Technologies, Inc. and the Company. Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
            May 31, 1996.. . . . . . . . . . . . . . . . . . . . . . . . . . . .

    10.3 Distribution Agreement dated September 18, 1996 between Sloan Technology Inc. and the Company. Incorporated by reference to
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
            the quarterly period ended November 30, 1996.. . . . . . . . . . . .

    10.4 Sales Contract dated November 19, 1996 between Herr Dirk Pfeil, receiver of Hofmann Maschinenbau GmbH, and Schmitt Hofmann Systems GmbH. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
            February 28, 1997. . . . . . . . . . . . . . . . . . . . . . . . . .

   *11.1    Schedule of computation of net income per share. . . . . . . . . . .

   *13.1    Annual Report to Shareholders of Schmitt Industries, Inc. for
            fiscal year ended May 31, 1997.. . . . . . . . . . . . . . . . . . .

   *21.1    Subsidiaries of Schmitt Industries, Inc. . . . . . . . . . . . . . .

   *27.1    Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . .

------------------------------

* Filed herewith