Form 10-Q
period 1997-08-31
SCHMITT INDUSTRIES INC
filed 1997-10-10
CIK 922612

  ------------------------------------------------------------------------
  ------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q


  ----
   xx    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ----     SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended:      August 31, 1997
                                       -----------------------------------
                                       or
  ----
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ----   SECURITIES EXCHANGE ACT OF 1934

  For the transition period from:                    to:
                                  ------------------     -----------------

  Commission File Number:   0-23996
                          ------------------------------------------------


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


                 2765 NW Nicolai Street, Portland, Oregon 97210
  ------------------------------------------------------------------------
              (Address of registrant's principal executive office)


                                 (503) 227-7908
  ------------------------------------------------------------------------
                         (Registrant's telephone number)


  Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   xx    No
                                                        --------   -------

  The number of shares of each class of common stock outstanding as of
  August 31, 1997 Common stock, no par value                   7,081,889


  ------------------------------------------------------------------------
  ------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.

                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
Part I   -  FINANCIAL INFORMATION

Item 1   -  Financial Statements:

            Consolidated Balance Sheets:
            -  August 31, 1997 and May 31, 1997. . . . . . . . . . . . . .    3

            Consolidated Statements of Income:
            -  For the Three Months Ended
               August 31, 1997 and August 31, 1996. . . . . . . . . . . . .   5

            Consolidated Statements of Cash Flows
            -  For the Three Months Ended
               August 31, 1997 and August 31, 1996. . . . . . . . . . . . .   6

            Supplemental Schedule of Non-Cash Investing
               and Financing Activities . . . . . . . . . . . . . . . . . .   7

            Notes to Interim Financial Statements . . . . . . . . . . . . .   7

Item 2 -    Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . .   8

Part II -   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  10


Signatures -  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

Exhibits -    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

PART I - FINANCIAL INFORMATION
         Item 1.      Financial Statements


                             SCHMITT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                 ASSETS
                                 ------


                                           August 31, 1997       May 31, 1997
                                              Unaudited
                                          ----------------      --------------


Cash                                        $     970,886         $   504,662
Marketable securities & commercial paper          717,400             168,000
Accounts receivable                             1,734,920           2,725,512
Inventories                                     2,788,700           2,479,820
Prepaid expenses                                   24,064              30,668
Deferred tax asset                                133,702             136,000
                                          ----------------      --------------
          Total current assets                  6,369,672           6,044,662


Property and equipment

  Land                                            299,000             299,000
  Buildings & leasehold improvements            1,113,610           1,025,868
  Furniture and equipment                         790,224             760,596
  Vehicles                                        128,725             146,299
                                          ----------------      --------------
                                                2,331,559           2,231,763

  Less accumulated depreciation                   555.499             530,587
                                          ----------------      --------------
          Total property & equipment            1,776,060           1,701,176


Other assets

  Long-term deferred tax                          679,000             679,000
  Other assets                                      -0-                90,415
                                          ----------------      --------------
          Total other assets                      679,000             769,415



Total assets                                   $8,824,732          $8,515,253
                                          ----------------      --------------
                                          ----------------      --------------

                             SCHMITT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                 LIABILITIES
                                 -----------


                                            August 31, 1997      May 31, 1997
                                              Unaudited
                                           ----------------     -------------
Current liabilities

  Trade accounts payable                        $  590,149        $  530,667
  Accrued liabilities                              222,182           306,811
  Income taxes payable                             125,125            68,563
  Current portion of long term debt                 29,061            29,061
                                           ----------------     -------------
          Total current liabilities                966,517           935,102

Long-term debt, net of current portion             150,922           150,922
                                           ----------------     -------------


          Total liabilities                     $1,117,439        $1,086,024


                               STOCKHOLDERS' EQUITY
                               --------------------

Common stock
  Authorized:  20,000,000 shares
     without par value
  Issued and outstanding:
     August 31, 1997                             4,952,411         4,952,411
        and May 31, 1997    7,081,889 shares
Cumulative foreign exchange translation
        adjustment                                (112,757)          (36,270)

Retained earnings                                2,867,639         2,513,088
          Total stockholders' equity             7,707,293         7,429,229


Total liabilities and stockholders' equity      $8,824,732        $8,515,253
                                           ----------------     -------------
                                           ----------------     -------------

                            SCHMITT INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996
                                   (UNAUDITED)

                                                  Three Months Ended
                                               8/31/97           8/31/96
                                           --------------     -------------

Sales                                         $2,666,941        $1,793,698
Cost of sales                                  1,162,352           724,140
                                           --------------     -------------
   Gross profit                                1,504,589         1,069,558


General and administrative expenses            1,076,211           843,878
                                           --------------     -------------

Income from operations                           428,378           225,680


Other income and expense

   Interest income                                 9,403             5,473
   Interest expense                               (1,928)              -0-
   Misc. income                                   94,698            20,123
                                           --------------     -------------
                                                 102,173            25,596

Income before income tax                         530,551           251,276

Provision for income tax                         176,000           111,000

Net income for period                         $  354,551        $  140,276
                                           --------------     -------------
                                           --------------     -------------

Net income per common share and common
 share equivalent

       Primary                                      $.05              $.02
                                                  -------           -------
                                                  -------           -------
       Weighted average number of
       shares                                  7,557,878         7,217,196
                                           --------------     -------------


       Fully diluted                                $.05              $.02
                                                  -------           -------
                                                  -------           -------
       Weighted average number of
       shares                                  7,557,878         7,538,903
                                           --------------     -------------

                            SCHMITT INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996
                                   (UNAUDITED)



Cash flows from operating activities:           August 31, 1997  August 31, 1996
                                                ---------------  ---------------

   Net income from operations                        $ 354,551         $140,276
   Items not affecting cash:
     Amortization                                         -0-            18,680
     Depreciation                                       24,912           63,464
     Deferred taxes                                      2,298           (7,965)
     Unrealized gain on trading securities             (99,400)            -0-
                                                ---------------  ---------------
                                                       282,361          214,455

Cash flows from changes in assets & liabilities:

   Increase (decrease) in accounts payable              59,482          107,018
   Increase (decrease) in other liabilities            (84,629)         (97,249)
   Decrease (increase) in accounts receivable          990,592          218,355
   Decrease (increase) in marketable securities
     & commercial paper                               (450,000)        (264,562)
   Decrease (increase) in inventory                   (308,880)        (469,037)
   Decrease (increase) in prepaid expenses               6,604            7,480
   Decrease (increase) in other assets                  90,415             -0-
   Increase (decrease) in corp income tax               56,562         (183,749)
                                                ---------------  ---------------
                                                       360,146         (681,744)
                                                ---------------  ---------------
   Net cash provided (used) by operating activities:   642,507         (467,289)

Cash flows used by investing activities:

   Acquisition of capital assets:                      (99,796)         (72,205)
                                                ---------------  ---------------
   Net cash provided (used) by investing activities:   (99,796)         (72,205)

Cash flows from financing activities:

   Exercise of stock options                               -0-          165,331
                                                ---------------  ---------------
   Net cash provided (used) by financing activities:       -0-          165,331

Effect of foreign exchange rate changes on cash:       (76,487)             -0-

Increase (decrease) in cash:                           466,224         (374,163)

Cash beginning of period:                              504,662          508,240

Cash end of period                                    $970,886        $ 134,077
                                                ---------------  ---------------
                                                ---------------  ---------------

                                              August 31, 1997  August 31, 1996
                                              ---------------  ---------------


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

  Income tax benefit of stock options exercised        $  -0-        $330,000
                                                                     --------
Supplemental Information
   Income taxes paid                                   $  -0-        $    -0-
   Interest paid                                       $1,928        $    -0-


NOTES TO INTERIM FINANCIAL STATEMENTS


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1997 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 1998.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Certain prior year amounts have been reclassified to conform with current year presentation. Such reclassifications had no affect on previously reported results, operations or stockholders' equity.

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following information contains certain forward-looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the uncertainties of the Company's new product introductions and the risks of increased competition and technological change in the Company's industry. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Company operations improved during the first quarter of fiscal 1998, ended August 31, 1997, as evidenced by increases in sales and profit levels. Sales have increased in the United Kingdom, Germany and other world markets during the first quarter of this fiscal year. Management expects these increased sales trends to continue.

During the first quarter ended August 31, 1997, the Company continued to sell TMS-2000 non-contact laser texture measurement systems (TMS 2000) to the computer hard drive market. The Company has secured additional orders for these new products and expects substantial delivery during the balance of fiscal year 1998. Sales of the TMS series products have been made pursuant to an exclusive marketing agreement with Veeco (NASDAQ: VECO).

RESULTS OF OPERATIONS:

Sales in the first quarter of fiscal 1998 increased to $2,666,941 versus $1,793,698 in the same period last year. This 49% increase was caused by gains in orders from both domestic and international customers. Management believes sales increases resulted from improved marketing coverage and advertising and the weakening of domestic competitors. Additionally, SMS sales accounted for $679,460 of the first quarter sales, as compared to $460,754 in first quarter 1997 SMS sales.

First quarter cost-of-sales increased to 44% of sales versus 40% in the same period last year. The continued sales of TMS-2000 products during the first quarter had a positive impact on gross earnings and net earnings. Cost-of-sales of SMS products was 47% for the first quarter 1998 versus 46% in the same period last year. Management expects SMS cost-of-sales for fiscal 1998 to be approximately 40%.

Three-month general and administrative expenses totaled $1,076,211 versus $843,878 for the same period last year. This increase is attributable primarily to the increased sales level this year. The expansion in advertising, sales training costs, computer purchases and employee salaries continued. Also, an increasing percentage of the Company's products are being sold through commissioned agents and salesmen, as compared with last year, a trend management expects to continue. The acquisition of Schmitt Hofmann Systems GmbH ("SHS") and Schmitt Europe Ltd. ("SEL") added to ongoing operating expenses.

Sales by the German subsidiary, SHS, totaled $478,873 for the quarter, with SEL reporting $104,834 in sales for the period. These sales levels met management's expectations and resulted from intensive efforts expended during this quarter in Germany and the United Kingdom to expand sales levels. The quarter included operating losses for SEL of $48,361 and non-recurring losses at SHS of $41,735.

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q



General and administrative expenses as a percentage of sales during the first three months of fiscal 1998 were 40% compared to 47% for the same period last year. Management estimates these costs will stabilize at approximately 36% for fiscal 1998, down from 41% for fiscal 1997 and 44% in fiscal year 1996.

In the three-month period ended August 31, 1997 pretax earnings totaled $530,551 versus $251,276 for the same period last year. Taxes were accrued at approximately a 33% rate compared with 44% in the same period last year. Management anticipates that the tax rate for fiscal 1998 will approximate 30%.

Three-month net earnings were $354,551 versus $140,276 for the same period last year. Three-month earnings per share were $0.05 versus $0.02 last year. Primary EPS and Common Stock Equivalent were $0.05 versus $0.02 last year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company increased its working capital position slightly during the first quarter while still financing the growth of the new SMS products and inventory. Working capital totaled $5,403,155 at August 31, 1997 versus $5,110,000 at May 31, 1997 fiscal year end. Corporate cash and marketable securities levels stood at $1,688,286 at August 31, 1997.

During the three-month period ended August 31, 1997 net cash provided by operating activities totaled $642,507, including net operating earnings of $354,551. Included in cash flow from operations was a $308,880 increase in inventory. During the period, accounts receivable decreased by $990,592 and marketable securities and commercial paper increased by $450,000.

The decrease in accounts receivable occurred because of the lower sales during the three-month period ended August 31, 1997 compared with the last three months of fiscal year 1997. As a result of its high-quality customer base, the Company has experienced near 100% collection and no reserve for uncollectable accounts, returns or allowances has been established. Net cash used by investing activities was $99,796, which was used for the acquisition of capital assets, etc. Net cash used by financing activities was $0.00.

Management believes that cash from operations, available credit resources and its improving cash position will provide adequate funds on a short-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements. Management believes that such cash flow is also sufficient to finance current short-term operations, projected capital expenditures, anticipated short-term sales agreements and other contingencies during at least the next six months.

Management is currently reviewing long-range capital requirements as they relate to expansion of products and markets. This analysis may or may not result in future decisions to seek additional funding for the Company via debt or equity to service the Companies future growth requirements.

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q


PART II - OTHER INFORMATION

     Item 1.        Legal Proceedings - None
     Item 2.        Changes in Securities - None
     Item 3.        Default Upon Senior Securities - None
     Item 4.        Submission of Matters to a Vote of Security Holders:
                    --  None  --
     Item 5.        Other Information - None
     Item 6.(a)     Exhibit 11.1 - Schedule of Computation of Net Income Per
                    Share
     Item 6.(b)     Reports on Form 8-K - None

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


                                   SCHMITT INDUSTRIES, INC.
                                   ------------------------
                                        (Registrant)



Date:       10/10/97
     ------------------------------------------------------------------------
                    Wayne A. Case, President/CEO/Director


Date:       10/10/97
     ------------------------------------------------------------------------
                    Annie Windsor, Chief Financial Officer