Form 10-Q
period 1997-11-30
SCHMITT INDUSTRIES INC
filed 1998-01-16
CIK 922612

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.   20549

                                     FORM 10-Q


----
 xx   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      November 30, 1997
                                   -----------------------------------------
                                         or
----
----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from:  ___________________   to:  __________________

Commission File Number:        0-23996
                              -------------------------------------------------

                              SCHMITT INDUSTRIES, INC.
                       -------------------------------------
               (Exact name of registrant as specified in its charter)

               Oregon                                    93-1151989
          -----------------------            ----------------------------------
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
                                        Yes  xx     No
                                             ----      ----

The number of shares of each class of common stock outstanding as of November
30, 1997 Common stock, no par value                              7,094,889

                              SCHMITT INDUSTRIES, INC.

                                 INDEX TO FORM 10-Q


                                                                           Page
                                                                           ----

Part I  -    FINANCIAL INFORMATION

Item 1  -    Financial Statements:

             Consolidated Balance Sheets:
             -  November 30, 1997 and May 31, 1997........................  3

             Consolidated Statements of Income:
             -  For the Three and Six Months Ended
                November 30, 1997 and November 30, 1996...................  5

             Consolidated Statements of Cash Flows
             -  For the Six Months Ended
                November 30, 1997 and November 30, 1996...................  6

             Supplemental Schedule of Non-Cash Investing
                and Financing Activities..................................  7

             Notes to Interim Financial Statements........................  7

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................  8

Part II -    OTHER INFORMATION............................................ 10


Signatures - ............................................................. 11

Exhibits -   ............................................................. 12

PART I - FINANCIAL INFORMATION
         Item 1.       Financial Statements


                               SCHMITT INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS


                                        ASSETS


                                           November 30, 1997    May 31, 1997
                                               Unaudited
                                          -----------------------------------
Cash                                             $   811,903    $   504,662
Marketable securities & commercial
 paper                                               266,000        168,000
Accounts receivable                                2,650,690      2,725,512
Inventories                                        3,386,032      2,479,820
Prepaid expenses                                      86,842         30,668
Deferred tax asset                                   233,806        136,000
                                                 -----------    -----------
           Total current assets                    7,435,273      6,044,662


Property and equipment

  Land                                               299,000        299,000
  Buildings & leasehold improvements               1,168,218      1,025,868
  Furniture and equipment                            917,472        760,596
  Vehicles                                           160,045        146,299
                                                 -----------    -----------
                                                   2,544,735      2,231,763

  Less accumulated depreciation                      623,011        530,587
                                                 -----------    -----------
           Total property & equipment              1,921,724      1,701,176


Other assets

  Long-term deferred tax                             679,000        679,000
  Other assets                                         -0-           90,415
                                                 -----------    -----------
           Total other assets                        679,000        769,415


Total assets                                     $10,035,997     $8,515,253
                                                 -----------    -----------
                                                 -----------    -----------

                               SCHMITT INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS



                                     LIABILITIES



                                           November 30, 1997    May 31, 1997
                                               Unaudited
                                           ---------------------------------
Current liabilities

  Trade accounts payable                          $1,116,319    $   530,667
  Accrued liabilities                                275,257        306,811
  Income taxes payable                                   -0-         68,563
  Current portion of long term debt                   10,848         29,061
                                                 -----------    -----------
           Total current liabilities               1,402,424        935,102

Long-term debt, net of current portion               150,922        150,922
                                                 -----------    -----------


           Total liabilities                      $1,553,346     $1,086,024


                                STOCKHOLDERS' EQUITY


Common stock
  Authorized:  20,000,000 shares
     without par value
  Issued and outstanding:
     November 30, 1997                             5,047,665      4,952,411
       and May 31, 1997 7,094,889 shares
           and 7,081,889 respectively
Cumulative foreign translation
       adjustment                                   (128,102)       (36,270)

Retained earnings                                  3,563,088      2,513,088
                                                 -----------    -----------
           Total stockholders' equity              8,482,651      7,429,229


Total liabilities and stockholders' equity       $10,035,997     $8,515,253
                                                 -----------    -----------
                                                 -----------    -----------

                              SCHMITT INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1997
                                AND NOVEMBER 30, 1996

                                     (UNAUDITED)


                                       Three Months Ended            Six Months Ended
                                     11/30/97       11/30/96       11/30/97       11/30/96
                                  --------------------------    --------------------------
Sales                              $3,220,475     $2,738,314     $5,887,416     $4,532,012
Cost of sales                       1,386,838      1,012,638      2,549,190      1,736,778
                                  -----------    -----------    -----------    -----------
  Gross profit                      1,833,637      1,725,676      3,338,226      2,795,234

General and administrative
  expenses                          1,120,386      1,085,750      2,196,597      1,929,628
                                  -----------    -----------    -----------    -----------

Income from operations                713,251        639,926      1,141,629        865,606


Other income and expense

  Interest income                      14,616          6,878         24,019         12,351
  Interest expense                       (220)           (16)        (2,148)           (16)
  Misc. income                         25,802         10,556        120,500         30,679
                                  -----------    -----------    -----------    -----------
                                       40,198         17,418        142,371         43,014


Income before income tax              753,449        657,344      1,284,000        908,620

Provision for income tax               58,000         50,000        234,000        161,000
                                  -----------    -----------    -----------    -----------

Net income for period                $695,449       $607,344     $1,050,000       $747,620
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------


Net income per common share
  and common share equivalent

      Primary                             .09            .08            .14            .10
                                          ---            ---            ---            ---
                                          ---            ---            ---            ---

      Fully diluted                       .09            .08            .14            .10
                                          ---            ---            ---            ---
                                          ---            ---            ---            ---

                               SCHMITT INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996
                                     (UNAUDITED)



                                                           November 30, 1997   November 30, 1996
                                                           -----------------   -----------------
Cash flows from operating activities:
   Net income from operations                                    $1,050,000       $747,620
   Items not affecting cash:
      Amortization                                                      -0-         23,065
      Depreciation                                                   92,424        122,154
      Deferred taxes                                                (97,806)         8,045
      Unrealized gain on trading securities                         (98,000)           -0-
                                                                -----------    -----------
                                                                    946,618        900,884
Cash flows from changes in assets & liabilities:
   Increase (decrease) in accounts payable                          585,652        (18,039)
   Increase (decrease) in other liabilities                         (31,554)       118,383
   Decrease (increase) in accounts receivable                        74,822       (219,358)
   Decrease (increase) in marketable securities
      & commercial paper                                                -0-        (81,342)
   Decrease (increase) in inventory                                (906,212)      (561,589)
   Decrease (increase) in prepaid expenses                          (56,174)        11,513
   Decrease (increase) in other assets                               90,415            -0-
   Increase (decrease) in corp income tax                           (68,563)      (343,849)
                                                                -----------    -----------
                                                                   (311,614)    (1,094,281)
                                                                -----------    -----------
   Net cash provided (used) by operating activities:                635,004       (193,397)

Cash flows used by investing activities:
   Acquisition of capital assets:                                  (312,972)       (86,482)
                                                                -----------    -----------
   Net cash provided (used) by investing activities:               (312,972)       (86,482)

Cash flows from financing activities:
   Repayment of debt                                                (18,213)           -0-
   Exercise of stock options                                         95,254        251,169
                                                                -----------    -----------
   Net cash provided (used) by financing activities:                 77,041        251,169

Effect of foreign exchange rate changes on cash:                    (91,832)           -0-

Increase (decrease) in cash:                                        307,241        (28,710)

Cash beginning of period:                                           504,662        508,240

Cash end of period                                              $   811,903    $   479,530
                                                                -----------    -----------
                                                                -----------    -----------

                                        November 30, 1997   November 30, 1996
                                        -----------------   -----------------


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

  Income tax benefit of stock options
   exercised                                 $  17,379           $330,000
                                             ---------           --------
                                             ---------           --------


Supplemental Information
  Income taxes paid                          $186,600            $110,100
  Interest paid                              $  2,148            $     16


NOTES TO INTERIM FINANCIAL STATEMENTS


Note 1:   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six-month periods ended November 30, 1997 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 1998.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Certain prior year amounts have been reclassified to conform with current year presentation. Such reclassifications had no affect on previously reported results of operations or stockholders' equity.

Note 2:   Net Earnings Per Share

Net earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, computed using the treasury stock method for stock options. The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" for periods ending after December 15, 1997. The effect of the adoption of such pronouncement is expected to be immaterial to the financial statements taken as whole.

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

Company operations improved during the second quarter of fiscal 1998, ended November 30, 1997, as evidenced by increases in sales and profit levels. Sales have increased in the United Kingdom, Germany and other world markets during the second quarter of this fiscal year. Management expects these increased sales trends to continue.

During the second quarter ended November 30, 1997, the Company continued to sell TMS-2000 non-contact laser texture measurement systems (TMS 2000) to the computer hard drive market. The Company has secured additional orders for these products and expects continued delivery during the balance of fiscal year 1998. Sales of the TMS series products have been made pursuant to an exclusive marketing agreement with Veeco (NASDAQ: VECO).

RESULTS OF OPERATIONS:

Sales in the second quarter of fiscal 1998 increased to $3,220,475 versus $2,738,314 in the same period last year. This 18% increase was caused by gains in orders from both domestic and international customers. Management believes sales increases resulted from improved marketing coverage and advertising and the weakening of domestic competitors as well as market growth. Additionally, SMS sales accounted for $1,322,608 of the second quarter sales, as compared to $679,460 in second quarter 1997 SMS sales.

Second quarter cost-of-sales increased to 43% of sales versus 37% in the same period last year. The continued sales of TMS-2000 products during the second quarter had a positive impact on gross earnings and net earnings. Cost-of-sales of SMS products was 38% of related revenues for the second quarter 1998 versus 47% in the same period last year. Management expects SMS cost-of-sales for fiscal 1998 to be approximately 40% of related revenues.

Six-month general and administrative expenses totaled $2,196,597 versus $1,929,628 for the same period last year. This increase is attributable primarily to the increased sales level this year. The expansion in advertising, sales training costs, computer purchases and employee salaries continued. Also, an increasing percentage of the Company's products are being sold through commissioned agents and salesmen, as compared with last year, a trend management expects to continue. The acquisition of Schmitt Hofmann Systems GmbH ("SHS") and Schmitt Europe Ltd. ("SEL") added to ongoing operating expenses.

Sales by the German subsidiary, SHS, totaled $404,169 for the quarter, with SEL reporting $134,398 in sales for the period. These sales levels met management's expectations and resulted from intensive efforts expended during this quarter in Germany and the United Kingdom to expand sales levels. The quarter included operating losses for SHS of $127,097 (due to inventory adjustments) and operating losses at SEL of $69,496.

                              SCHMITT INDUSTRIES, INC.
                                     FORM 10-Q



General and administrative expenses as a percentage of sales during the first six months of fiscal 1998 were 37% compared to 43% for the same period last year. Management estimates these costs will stabilize at approximately 39% for fiscal 1998, down from 41% for fiscal 1997 and 43% in fiscal year 1996.

In the three-month period ended November 30, 1997 after tax earnings totaled $695,449 versus $607,344 for the same period last year. For the six-month period, taxes were accrued at approximately a 18% rate compared with 18% in the same period last year. Management now anticipates that the tax rate for fiscal 1998 will approximate 34%, due to the timing of tax benefit realization from net operating loss carry forwards.

Six-month net earnings were $1,050,000 versus $747,620 for the same period last year. Six-month earnings per share were $0.14 versus $0.10 last year on a primary and fully diluted basis respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company increased its working capital position slightly during the first quarter while still financing the growth of the new SMS products and inventory at SHS and SEL. Working capital totaled $6,032,849 at November 30, 1997 versus $5,109,560 at May 31, 1997 fiscal year end. Corporate cash and marketable securities levels stood at $1,077,903 at November 30, 1997.

During the six-month period ended November 30, 1997 net cash provided by operating activities totaled $635,004, including net income of $1,050,000. Included in cash flow from operations was a $906,212 increase in inventory. During the period, accounts receivable decreased by $74,822 and marketable securities and commercial paper appreciated $98,000. The increase in inventory was caused by planned changes of balancer inventory for the U.S.A. and Europe ramp up of the new DTM-2000 measurement product line.

The decrease in accounts receivable occurred because of improved collections during the six-month period ended November 30, 1997 compared with the same six months of fiscal year 1997. As a result of its high-quality customer base, the Company has experienced near 100% collection and no reserve for uncollectable accounts, returns or allowances has been established. Net cash used by investing activities was $312,972, which was used for the acquisition of capital assets. Net cash provided by financing activities was $77,041, primarily from the exercise of stock options offset by repayment of debt.

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

     The Company conducted an Annual Shareholders Meeting on September 26, 1997. The matters voted upon, together with the results of voting, were as follows:

     1.) The Restated Articles of Incorporation of the Company be amended to provide for (a) staggered terms for directors, (b) removal of directors only for cause, (c) the creation of a class of Preferred Stock, (d) special voting requirements for amending the Company's Bylaws and Articles, and (e) special voting requirements for approving certain business combinations, all as set forth in the Company's Proxy Statement dated August 28, 1997:


                                             Shares         Shares
                                             Voted in       Voted          Shares
     Resolution                              Favor          Against        Abstained
     ----------                              --------       -------        ---------
     (a)  Staggered terms for directors      5,886,586      212,961        8,829
     (b)  Removal of directors only for
          cause                              5,888,494      211,111        8,771
     (c)  The creation of a class of
          Preferred Stock                    5,679,061      217,772        211,543
     (d)  Special voting requirements
          for amending the Company's
          Bylaws and Articles                5,885,472      212,269        10,635
     (e)  Special voting requirements
          for approving certain business
          combinations                       5,889,335      211,606        7,435


     2.) Upon approval of the foregoing resolutions by the shareholders and filing of Articles of Amendment to effect such amendments, the directors of the Company shall be divided into three classes and the following persons are elected to the Board of Directors of the Company, to serve until their respective terms have expired and until their successors shall be duly elected:

                                                  Shares Voted     Shares
     Director            Class     Term           In Favor         Withheld
     -----------------   -----     ---------      -------------    --------

     David L. Dotlich    1         1997-1998      6,089,606        18,770
     David M. Hudson     1         1997-1998      6,089,606        18,770
     Dennis T. Pixton    1         1997-1998      6,089,606        18,770

                                                  Shares Voted     Shares
     Director            Class     Term           In Favor         Withheld
     -----------------   -----     -----------    --------------   --------

     Trevor Nelson       2         1997-1999      6,101,176        7,200
     John A. Rupp        2         1997-1999      6,101,176        7,200

                                                  Shares Voted     Shares
     Director            Class     Term           In Favor         Withheld
     -----------------   -----     -----------    --------------   --------

     Maynard E. Brown    3         1997-2000      6,102,406        5,970
     Wayne A. Case       3         1997-2000      6,102,406        5,970

     3.) The appointment of Price Waterhouse LLP, effective July 25, 1997, as independent auditors to examine the financial statements of the Company and its subsidiaries for the fiscal year ending May 31, 1998, is ratified, approved and confirmed.

     Shares Voted in Favor         Shares Voted Against     Shares Abstained
     ---------------------         --------------------     ----------------

     6,096,711                     5,000                    6,665

     Item 5.        Other Information - None
     Item 6(a).     Exhibit 11.1 - Schedule of Computation of Net Income Per
                    Share
                    Exhibit 27 - Financial Data Schedule
     Item 6(b).     Reports on Form 8-K - None

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

                                   SCHMITT INDUSTRIES, INC.
                                   ------------------------
                                        (Registrant)


Date:     01/13/98       /s/ Wayne A. Case
      ------------------------------------------------------------------
                                Wayne A. Case, President/CEO/Director


Date:     01/13/98       /s/ Annie Windsor
      ------------------------------------------------------------------
                                Annie Windsor, Chief Financial Officer

                               SCHMITT INDUSTRIES, INC.
                                      FORM 10-Q

                                    EXHIBIT INDEX


Number                           Description                       Location
------              --------------------------------------         --------

 11.1               Schedule of Computation of Net Income          Page 13
  27                Financial Data Schedule                        Page 14