Form 10-Q
period 1998-02-28
SCHMITT INDUSTRIES INC
filed 1998-04-13
CIK 922612

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.   20549

                                     FORM 10-Q


------
  xx      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      February 28, 1998
                                   -------------------------------------------
                                         or
------

------    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
                                                  Yes    xx   No
                                                       ------     ------

       The number of shares of each class of common stock outstanding as of
February 28, 1998 Common stock, no par value                7,096,889

                              SCHMITT INDUSTRIES, INC.

                                 INDEX TO FORM 10-Q

                                                                      Page
                                                                      ----
Part I    -    FINANCIAL INFORMATION

Item 1    -    Financial Statements:

               Consolidated Balance Sheets:
               -  February 28, 1998 and May 31, 1997 . . . . . . . . .   3

               Consolidated Statements of Income:
               -  For the Three and Nine Months Ended
                  February 28, 1998 and February 28, 1997. . . . . . .   5

               Consolidated Statements of Cash Flows
               -  For the Nine Months Ended
                  February 28, 1998 and February 28, 1997. . . . . . .   6

               Supplemental Schedule of Non-Cash Investing
                  and Financing Activities . . . . . . . . . . . . . .   7

               Notes to Interim Financial Statements . . . . . . . . .   7

Item 2 -       Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . .   8

Part II -      OTHER INFORMATION . . . . . . . . . . . . . . . . . . .  10


Signatures -   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Exhibits -     . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART I -  FINANCIAL INFORMATION
          Item 1.        Financial Statements


                              SCHMITT INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                February 28, 1998   May 31, 1997
                                                     Unaudited
                                                --------------------------------
Cash                                               $   890,089    $   504,662
Marketable securities & commercial paper               213,440        168,000
Accounts receivable                                  1,435,699      2,725,512
Inventories                                          3,887,751      2,479,820
Prepaid expenses                                       139,247         30,668
Deferred tax asset                                     244,585        136,000
                                                  ------------    -----------
     Total current assets                            6,810,811      6,044,662


Property and equipment

  Land                                                 299,000        299,000
  Buildings & leasehold improvements                 1,195,093      1,025,868
  Furniture and equipment                              863,351        760,596
  Vehicles                                             158,886        146,299
                                                  ------------    -----------
                                                     2,516,330      2,231,763

  Less accumulated depreciation                        642,114        530,587
                                                  ------------    -----------
     Total property & equipment                      1,874,216      1,701,176


Other assets

  Long-term deferred tax                               679,000        679,000
  Other assets                                             -0-         90,415
                                                  ------------    -----------
     Total other assets                                679,000        769,415



Total assets                                       $ 9,364,027    $ 8,515,253
                                                  ------------    -----------
                                                  ------------    -----------

                              SCHMITT INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS


                                    LIABILITIES


                                                February 28, 1998   May 31, 1997
                                                     Unaudited
                                                --------------------------------
Current liabilities

  Trade accounts payable                          $    662,098    $   530,667
  Accrued liabilities                                  153,978        306,811
  Income taxes payable                                     -0-         68,563
  Current portion of long term debt                        -0-         29,061
                                                  ------------    -----------
         Total current liabilities                     816,076        935,102

Long-term debt, net of current portion                     -0-        150,922
                                                  ------------    -----------


         Total liabilities                        $    816,076    $ 1,086,024


                                STOCKHOLDERS' EQUITY


Common stock
  Authorized:  20,000,000 shares
     without par value
  Issued and outstanding:
     February 28, 1998                               5,058,406      4,952,411
     and May 31, 1997   7,096,889 and
         7,081,889 shares respectively
Cumulative foreign translation
       adjustment                                     (175,337)       (36,270)

Retained earnings                                    3,664,882      2,513,088
                                                  ------------    -----------
         Total stockholders' equity                  8,547,951      7,429,229


Total liabilities and stockholders' equity        $  9,364,027    $ 8,515,253
                                                  ------------    -----------
                                                  ------------    -----------

                              SCHMITT INDUSTRIES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 1998
                               AND FEBRUARY 28, 1997

                                    (UNAUDITED)


                                                Three Months Ended             Nine Months Ended
                                              02/28/98       02/28/97       02/28/98       02/28/97
                                             -------------------------     -------------------------
Sales                                        $2,372,320     $2,918,912     $8,259,736     $7,450,924
Cost of sales                                 1,313,120      1,059,330      3,862,310      2,776,712
                                             ----------     ----------     ----------     ----------
   Gross profit                               1,059,200      1,859,582      4,397,426      4,674,212

General and administrative
   expenses                                     821,997      1,122,128      2,826,670      3,011,641
Research and development                         78,655         56,650        270,579        116,161
                                             ----------     ----------     ----------     ----------
   Total operating expense                      900,652      1,178,778      3,097,249      3,127,802


Income from operations                          158,548        680,804      1,300,177      1,546,410

Other income and expense

   Interest income                                7,784         14,805         31,803         27,156
   Interest expense                             (20,104)        (5,593)       (22,252)        (5,609)
   Misc. income                                  55,566         38,448        176,066         69,127
                                             ----------     ----------     ----------     ----------
                                                 43,246         47,660        185,617         90,674

Income before income tax                        201,794        728,464      1,485,794      1,637,084

Provision for income tax                        100,000        269,809        334,000        430,809
                                             ----------     ----------     ----------     ----------

Net income for period                        $  101,794     $  458,655     $1,151,794      1,206,275
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


Net income per share
       Basic                                        .01            .07            .16            .17
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

       Diluted                                      .01            .06            .15            .17
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

                               SCHMITT INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
(UNAUDITED)

                                                       February 28, 1998  February 28, 1997
                                                       -----------------  -----------------
Cash flows from operating activities:
   Net income from operations                              $ 1,151,794      $ 1,206,275
   Items not affecting cash:
        Amortization                                               -0-           23,815
        Depreciation                                           111,487          199,768
        Deferred taxes                                        (108,585)          (5,659)
        Unrealized gain on trading securities                  (45,400)             -0-
                                                           -----------      -----------
                                                             1,109,296        1,424,199
Changes in certain assets & liabilities:
   Decrease (increase) in accounts receivable                1,289,813         (759,740)
   Decrease (increase) in marketable securities
        & commercial paper                                         -0-         (176,782)

   Decrease (increase) in inventory                         (1,407,931)        (890,459)
   Decrease (increase) in prepaid expenses                    (108,579)         (13,943)
   Decrease (increase) in other assets                          90,415              -0-
   Increase (decrease) in accounts payable                     131,431          278,756
   Increase (decrease) in other liabilities                   (152,833)          26,419
   Increase (decrease) in income tax payable                   (68,563)         (88,140)
                                                           -----------      -----------
                                                              (226,247)      (1,623,889)
                                                           -----------      -----------
   Net cash provided (used) by operating activities:           883,049         (199,690)

Cash flows used by investing activities:
   Acquisition of capital assets:                             (284,567)        (313,884)
                                                           -----------      -----------
   Net cash provided (used) by investing activities:          (284,567)        (313,884)

Cash flows from financing activities:
   Line of credit                                                  -0-          400,000
   Repayment of debt                                          (179,983)             -0-
   Exercise of stock options                                   105,995          278,512
                                                           -----------      -----------
   Net cash provided (used) by financing activities:           (73,988)         678,512

Effect of foreign exchange rate changes on cash:              (139,067)             -0-

Increase (decrease) in cash:                                   385,427          164,938

Cash beginning of period:                                      504,662          508,240

Cash end of period                                         $   890,089      $   673,178
                                                           -----------      -----------
                                                           -----------      -----------

                                            February 28, 1998  February 28, 1997
                                            -----------------  -----------------


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

  Income tax benefit of stock options exercised    $  19,370     $  330,000
                                                   ---------       --------
                                                   ---------       --------

Supplemental Information
   Income taxes paid                               $ 399,200     $  124,100
   Interest paid                                   $  22,252     $    5,609

NOTES TO INTERIM FINANCIAL STATEMENTS


Note 1:   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended February 28, 1998 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 1998.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Certain prior year amounts have been reclassified to conform with current year presentation. Such reclassifications had no effect on previously reported results of operations or stockholders' equity.


Note 2:   EPS Reconciliation               Three Months Ended            Nine Months Ended
                                          2/28/98      2/28/97          2/28/98      2/28/97
                                         ---------------------         ---------------------
  Weighted average shares (basic)        7,095,711   7,042,886         7,088,728   7,012,557

  Effect of dilutive stock options         342,639     159,226           382,614     154,973

  Weighted average shares (diluted)      7,438,350   7,202,112         7,471,342   7,167,530
                                         ---------   ---------         ---------   ---------

                              SCHMITT INDUSTRIES, INC.
                                     FORM 10-Q
                           THIRD QUARTER FISCAL YEAR 1998


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

Company operations slowed during the third quarter of fiscal 1998, ended February 28, 1998, as evidenced by decreases in sales and profit levels. Sales of balancer products increased in the United States, the United Kingdom, Germany and other world markets during the third quarter of this fiscal year, but sales of measurement products slowed during this period due primarily to the impact of delayed orders for the Asian markets. Management expects these reduced sales trends of measurement products to continue throughout fiscal year 1998.

During the third quarter ended February 28, 1998, the Company experienced declining sales of the TMS-2000 non-contact laser texture measurement systems (TMS 2000) to the computer hard drive market. Sales of the TMS series products have been made pursuant to an exclusive marketing agreement with Veeco (NASDAQ:
VECO). Veeco has projected reduced delivery of these products during the balance of fiscal year 1998.

RESULTS OF OPERATIONS:

Sales in the third quarter of fiscal 1998 declined to $2,372,320 versus $2,918,912 in the same period last year. This 19% decline was caused by delays in orders from both domestic and international measurement customers. SMS sales accounted for $675,051 of the third quarter sales, as compared with $916,226 in third quarter 1997 SMS sales.

Third quarter cost-of-sales increased to 55% of sales versus 36% in the same period last year. The declining sales of TMS-2000 products during the third quarter had a negative impact on gross earnings and net earnings. Cost-of-sales of SMS products was 59% of related revenues for the third quarter 1998 versus 42% in the same period last year. Management expects SMS cost-of-sales for fiscal 1998 to be approximately 40% of related revenues.

Nine-month general operating expenses totaled $3,097,249 versus $3,127,802 for the same period last year. The acquisition of Schmitt Hofmann Systems GmbH ("SHS") and Schmitt Europe Ltd. ("SEL") added to ongoing operating expenses. General and administrative expenses for U.S.A. operations have declined slightly in fiscal year 1998 as compared with the comparable nine-month period in fiscal year 1997.

Sales by the German subsidiary, SHS, totaled $410,734 for the third quarter, with SEL reporting $220,867 in sales for the period. These sales levels met management's expectations and resulted from intensive efforts expended during this quarter in Germany and the United Kingdom to expand sales levels. The quarter included operating losses for SHS of $56,357 and operating profit at SEL of $23,846.

                              SCHMITT INDUSTRIES, INC.
                                     FORM 10-Q
                           THIRD QUARTER FISCAL YEAR 1998


General operating expenses as a percentage of sales during the first nine months of fiscal 1998 were 37% compared with 42% for the same period last year. Management estimates these costs will stabilize at approximately 39% for fiscal 1998, down from 41% for fiscal 1997 and 43% in fiscal year 1996.

In the three-month period ended February 28, 1998, net income totaled $101,794 versus $458,655 for the same period last year. For the nine-month period, taxes were accrued at approximately a 22% rate compared with 26% in the same period last year. Management now anticipates that the tax rate for fiscal 1998 will approximate 34%, due to the timing of tax benefit realization from net operating loss carry forwards.

Nine-month net income was $1,151,794 versus $1,206,275 for the same period last year. Nine-month income per share was $0.16 for fiscal year 1998 versus $0.17 last year on a basic basis and $.15 for fiscal year 1998 versus $.17 last year on a diluted basis, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company maintained its working capital position during the third quarter while still financing the growth of the new measurement products and inventory at SHS and SEL. Working capital totaled $5,994,735 at February 28, 1998 versus $5,109,560 at May 31, 1997 fiscal year end. Corporate cash and marketable securities levels stood at $1,103,529 at February 28, 1998.

During the nine-month period ended February 28, 1998, net cash provided by operating activities totaled $883,049, including net income of $1,151,794. Included in cash flow was a $1,407,931 increase in inventory. During the period, accounts receivable decreased by $1,289,813 and marketable securities and commercial paper appreciated $45,400. The increase in inventory was caused by planned changes of balancer inventory for the U.S.A. and Europe and the ramp up of the new DTM-2000 measurement product line.

The decrease in accounts receivable occurred because of reduced invoicing and improved collections during the nine-month period ended February 28, 1998 compared with the same nine months of fiscal year 1997. As a result of its high-quality customer base, the Company has experienced near 100% collection and no reserve for uncollectable accounts, returns or allowances has been established. Net cash used for repayment of debt was $179,983, which was used for the retirement of long-term debt obligations. Net cash used by financing activities was $73,988.

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

                              SCHMITT INDUSTRIES, INC.
                                     FORM 10-Q

PART II - OTHER INFORMATION
     Item 1.        Legal Proceedings - None
     Item 2.        Changes in Securities - None
     Item 3.        Default Upon Senior Securities - None
     Item 4.        Submission of Matters to a Vote of Security Holders:
                    -- None --
     Item 5.        Other Information - None
     Item 6(a)      Exhibit 10.1 - Exclusive Distribution Agreement
                    Exhibit 27 - Financial Data Schedule
     Item 6(b)      Reports on Form 8-K - None


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

                                        SCHMITT INDUSTRIES, INC.
                                        ------------------------
                                             (Registrant)


Date:       04/10/98    /s/ Wayne A. Case
          ----------------------------------------------------------
                    Wayne A. Case, President/CEO/Director


Date:       04/10/98    /s/ Annie Windsor
          ----------------------------------------------------------
                    Annie Windsor, Chief Financial Officer

                              SCHMITT INDUSTRIES, INC.
                                     FORM 10-Q

                                   EXHIBIT INDEX

Number                        Description                        Location
------                        -----------                        --------
  10.1              Exclusive Distribution Agreement             Page 12
    27              Financial Data Schedule                      Page 24