Form 10-K
period 1998-05-31
SCHMITT INDUSTRIES INC
filed 1998-08-31
CIK 922612

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended: May 31, 1998

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ________________ to ________________


                          Commission File Number:  0-23996


                              SCHMITT INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)


                  Oregon                                91-1151989

     (State or other jurisdiction of           (IRS Employer Identification
      incorporation or organization)

                              2765 N.W. Nicolai Street
                              Portland, Oregon  97210
                 (Address of principal executive offices) (Zip Code)

                                   (503) 227-7908
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:


     Title of each class            Name of each exchange on which registered
------------------------------  ------------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of August 7, 1998, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was $24,992,657 based on the closing sales price of the registrant's Common Stock on the Nasdaq National Market. On that date, there were 7,099,139 shares of Common Stock outstanding.

     Portions of the registrant's 1998 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof, and portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

     In May 1995, the Company acquired TMA Technologies Inc. ("TMA"), a designer, assembler and marketer of innovative industrial measurement systems based on laser light scatter technologies. For all of the outstanding shares of TMA, the Company paid $15,000, assumed approximately $515,000 of TMA debt and agreed to make royalty payments to TMA's shareholders of 5% on sales of TMA products and future Company products that utilize TMA's technologies, hardware, software and existing patents, subject to a maximum royalty of $6 million. In June 1995, TMA began operations in Portland and subsequently changed its name to Schmitt Measurement Systems, Inc. ("SMS")

     In June 1996, the Company formed a wholly owned subsidiary, Schmitt Europe, Ltd., under the laws of Great Britain to market and sell the Company's products in Great Britain.

     In December 1996, the Company completed the acquisition of the assets of the grinding wheel balancer division of Hofmann Machinenbau GmbH of Germany. The Company operates this business as Schmitt Hofmann Systems GmbH, a wholly owned subsidiary of the Company ("SHS"). The Company purchased the assets from Hofmann Machinenbau GmbH for $496,000.

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

     Examples of some of well-known worldwide machine tool builders who have offered and/or installed the SBS System include ANCA (Australia), Bryant Grinders Corporation (U.S.), Blohm Incorporated (U.S.), Blohm GmbH (Germany), Capco Machinery (U.S.), Cincinnati Milacron (U.S.), Ecotech/SMTW (China/U.S.), Gold Crown Machinery (U.S.), Gleason Works (U.S.), Litton IAS/Landis Grinding (U.S.), Micron Machinery Limited (Japan/U.S.), Normac Incorporated (U.S.), NTC Toyama America (U.S./Japan), Okomoto (Japan), Okuma Machine (Japan), Royal Master Grinders (U.S.), Shigiya Machine (Japan), Sumitomo Heavy Industry (Japan), CETOS Hostivar (Czech Republic), TOS Holice (Czech Republic), Toyoda Machine (Japan) and Weldon Machine Tool (U.S.).

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

     In Fiscal 1996, 1997 and 1998, net sales of the Company's balancing products totaled $4,801,151, $6,151,473, and $7,532,112, respectively. Net sales of balancing products accounted for 68% of the Company's revenue in Fiscal 1996, 58% in Fiscal 1997 and 71% in Fiscal 1998. See Note 8 to Consolidated Financial Statements.

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

     The Company is developing a product review and marketing plan. Over the long term, the Company expects SMS products to add to sales and profitability of the Company. Net sales of SMS products totaled $2,278,977 or 32% of the Company's total revenue in Fiscal 1996, $4,390,499 or 42% of the Company's total revenue in Fiscal 1997, and $3,093,972 or 29% of the Company's total revenue in Fiscal 1998. See Note 8 to Consolidated Financial Statements.

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

     The laboratory generated approximately 2% of SMS's total revenue during Fiscal 1997 and 3% during Fiscal 1998. Total revenue for this business is expected to rise modestly in the future while representing a smaller percentage of SMS's business. Use of the laboratory, leading to orders for SMS's laser-based light scatter measurement products by its customers, represents the best marketing channel for SMS's current and future products. Existing products (such as the Scan and the Model 2002 alignment laser system) and products being developed in conjunction with the measurement services laboratory are being marketed to a variety of industrial customers.

     The Scan System consists of a hand-held control unit, an interchangeable measurement head and a separate charging unit. To perform a measurement, the operator places the measurement head on the objective area and presses the button. Each measurement takes less than five seconds. The results are displayed and stored in system memory. The Scan can store 700 measurements in 255 files and provides the capability to program pass/fail criteria. Software is available for control, analysis and file conversion. From a single measurement, a user can determine RMS surface roughness, reflectance and scatter light levels (BRDF) on flat or curved surfaces under any lighting conditions.

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

     The Company introduced a new product, a Dual Texture Measurement machine called the DTM-2000, in the first half of Fiscal 1998. Using the Company's patented non-contact light scatter process of surface measurement, the automated DTM-2000 provides for measurements on both sides of computer hard disks at 1,200 disks per hour at a measurement range of 2 angstroms to 200 angstroms.

     On April 23, 1998, the Company entered into a Technology Transfer Agreement with Centerline Engineering, Inc. and several individuals for the purchase of the rights to a non-contact gauging apparatus. The $100,000 purchase included the technology, the prototype and instruction manuals, technical information, and related patent applications.

BUSINESS AND MARKETING STRATEGY

     MARKETING. The Company designs, assembles and markets all of its products, except SMS products which are marketed through a strategic alliance with Veeco Instruments Inc. ("Veeco"). The Company's operations are divided into a number of different areas. The production organization, which is responsible for all assembly, purchasing and production engineering, is directed by the Vice President of Operations. The Product Marketing Division is responsible for the sale of SBS System products. This division is managed by the President/CEO and four Marketing Managers. Three of the Marketing Managers are responsible for domestic sales. The fourth Marketing Manager is responsible for sales in mainland China, Japan and Korea. The President/CEO is responsible for sales in both eastern and western Europe and also oversees the efforts of the four Marketing Managers. The technical services division is responsible for providing technical support to customers and is managed by the Vice President of Operations. In addition, there is a research and development group which is supervised directly by the President/CEO and the Vice President of Operations.

     The Company markets and sells the SBS System in a variety of ways. First, the Company uses the conventional channels provided by independent manufacturer's representatives and distributors. There are currently 25 individuals and/or organizations in the United States acting in one of these capacities. Independent sales agents are paid a 10% commission; distributors are sold products at a 15% discount.

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

     On February 23, 1998, the Company entered into an Exclusive Distribution Agreement, effective January 1, 1998, with Sloan Technology, Inc. (dba Veeco Process Metrology), a subsidiary of Veeco

(NASDAQ : VECO), pursuant to which Veeco was appointed the exclusive distributor for the promotion and sale of SMS products. Veeco is also to provide customers with after-sale services. The initial term of the agreement ends on December 31, 1999 and is automatically renewed for consecutive two-year periods unless either party notifies the other of its intention to terminate the agreement six months prior to the expiration of the then current term. This agreement replaces an earlier agreement with Veeco having similar terms and dated September 18, 1996.

     In fiscal 1998, approximately 24% of the Company's total revenue was attributable to sales made to Veeco. No other customer accounted for more than 10% of the Company's total revenue in fiscal 1998.

     The SBS System customer base consists of over 250 companies. The SMS customer base consists of approximately 200 companies, many of which are also purchasers of the Company's balancing products.

     MANUFACTURING. The Company does not use any unique sources of supply or raw materials in its products for either SBS System balancing products or SMS measurement products. Essential electronic components used are available in large quantities from various suppliers. These electronic components are assembled into the SBS System and SMS electronic control units to meet the Company's quality and assembly standards. Company-owned software and firmware are coupled with the electronic components to provide the basis of the Company's various electronic control units. The Company believes several sources of supplies exist for all electronic components and assembly work that is used in its electronic control system. The Company's primary outside supplier of electronic assembly is Laughlin-Wilt Group, Inc. ("Laughlin-Wilt") of Beaverton, Oregon, a custom supplier of assembled electronic products for several Pacific Northwest companies. In the event of supply problems, the Company believes that two or three alternatives could be developed within 30 days to supplement or replace Laughlin-Wilt.

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


 SMS PATENTS ISSUED
-------------------------------------------------------------------------------
 5196906     1993        Scan:  surface measurement
 5416590     1995        GapMaster:  gap and mismatch
 5596403     1997        Pitch, yaw of a single laser beam system and method of
                         measuring angular position
 5625451     1997        Methods and apparatus for characterizing a surface
 5661556     1997        System for measuring the total integrated scatter of a
                         surface

 SMS TRADEMARKS
-------------------------------------------------------------------------------
 Scan        1992        Surface measurement system
 CASI        1993        Surface inspection system
 Accunet     1994        Distance measurement NET
 FMS         1994        Finished measurement systems
 Surf-Map    1995        Surface inspection process
 SMS         1995        Schmitt Measurement System


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

     During Fiscal 1998, the Company continued to develop new balancing products and expended considerable time and effort in evaluating and developing new laser-based measurement products. During Fiscal 1998, the Company developed and began marketing the DTM-2000 Automatic Disk Measurement System.

     During Fiscal 1996, 1997 and 1998, the Company's research and development expense totaled $0, $205,800 and $379,798, respectively.

INTERNATIONAL SALES

     The Company's sales in the last three fiscal years have been generated from the following geographic areas:


                             NORTH AMERICA          EUROPE               ASIA
                             -------------        -----------         ---------
 Fiscal 1998                  $ 8,006,428         $ 2,488,344         $ 131,312
 Fiscal 1997                    8,664,819           1,601,369           275,394
 Fiscal 1996                    6,298,170             442,470           339,488


BACKLOG

     The Company does not generally track backlog. Normally, orders are shipped within several weeks after receipt unless the customer requests otherwise.

EMPLOYEES

     As of July 15, 1998, the Company employed 50 individuals worldwide on a full-time basis. There were no regular part-time employees. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.   PROPERTIES

     The Company's design and assembly facilities and executive offices are located in a 7,500-square foot building in Portland, Oregon owned by the Company; a 33,000-square foot facility, located across the street from the executive offices and also owned by the Company, houses SMS's operations. Schmitt Europe Ltd. occupies a 1,893-square foot facility in Coventry, England pursuant to a five-year lease beginning February 1, 1997 with a basic monthly rent of L1,708 (approximately $2,790 as of July 15, 1998). SHS occupies a 5,194-square foot facility in Alsbach, Germany pursuant to a five-year lease beginning February 1, 1997 with a basic monthly rent of DM 5,442 (approximately $3,022 as of July 15, 1998). The Company believes its facilities are adequate to meet its current needs.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings currently pending against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 1998.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since May 5, 1997, the Company's Common Stock has been traded on the Nasdaq National Market; prior to that it was traded on the Nasdaq-Small Cap Market.
The Common Stock is traded under the symbol "SMIT."

     The following tables set forth the high and low sales prices of the Company's Common Stock as reported on the Nasdaq-Small Cap Market and on the Nasdaq National Market (since May 5, 1997) for the periods indicated.


        YEAR ENDED MAY 31, 1997                 HIGH                   LOW
 ------------------------------------          -------               ------
 First Quarter                                 $ 13.75               $ 8.88
 Second Quarter                                $ 11.00               $ 7.88
 Third Quarter                                 $ 11.00               $ 7.88
 Fourth Quarter                                $ 10.25               $ 7.00



       YEAR ENDED MAY 31, 1998                  HIGH                   LOW
 ------------------------------------          -------               ------
 First Quarter                                  $9.75                 $7.50
 Second Quarter                                $12.00                 $8.00
 Third Quarter                                 $10.13                 $7.38
 Fourth Quarter                                 $8.13                 $5.69


     As of July 15, 1998, there were 7,099,139 shares of Common Stock outstanding held by 129 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 2,500 individual holders of shares of Common Stock.

     The Company has not paid any dividends on its Common Stock since 1994. The Company's current policy is to retain earnings to finance the Company's business. Future dividends will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion and any other factors that the Company's Board of Directors deems relevant. The Company has no present intention of paying dividends on its Common Stock in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is included in the Company's Annual Report to Shareholders for the fiscal year ended May 31, 1998 ("Annual Report") under the heading "Selected Financial Data" and is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is included in the Annual Report under the heading "Management's Discussion and Analysis" and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and other information required by this Item are included in the Annual Report and are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In July 1997, the Company replaced its independent accountant, Moss Adams LLP, with PricewaterhouseCoopers LLP. This decision was made by the Audit Committee of the Company's Board of Directors.

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


                                      PART III

     Certain information required by Part III is included in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders ("Proxy Statement") and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included in the Proxy Statement under the heading "Proposal No.1: Election of Directors" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included in the Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Proxy Statement under the heading "Principal Shareholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in the definitive Proxy Statement under the heading "Certain Transactions" and is incorporated herein by reference.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          1.   INDEPENDENT AUDITOR'S REPORT:

               To the Board of Directors and Shareholders of Schmitt Industries, Inc.

               In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Schmitt Industries, Inc. and its subsidiaries at May 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Schmitt Industries, Inc. for the years ended May 31, 1996 and 1997 were audited by other independent accountants whose report dated
               July 10, 1997 expressed an unqualified opinion on those statements.

               PricewaterhouseCoopers LLP
               Portland, Oregon
               July 17, 1998

          2.   INDEPENDENT AUDITOR'S REPORT:

               To the Board of Directors and Stockholders of Schmitt Industries, Inc. and Subsidiaries

               We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and Subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Schmitt Industries, Inc. and Subsidiaries as of May 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

               Moss Adams LLP
               Portland, Oregon
               July 10, 1997

          3.   FINANCIAL STATEMENTS:

               The following financial statements required by this Item are included in the Company's Annual Report to Shareholders for the fiscal year ended May 31, 1998 and are incorporated by reference herein:


                                                                Annual Report
                                                                 Page Number
                                                                -------------
  A.  Consolidated Balance Sheets as of May 31, 1998 and
      May 31, 1997 .......................................            10

  B.  Consolidated Statements of Income for each of the
      years ended May 31, 1998, May 31, 1997 and May 31,
      1996 ...............................................            11

  C.  Consolidated Statements of Cash Flows for each of
      the years ended May 31, 1998, May 31, 1997 and May
      31, 1996 ...........................................            12

  D.  Consolidated Statements of Changes in
      Stockholders' Equity for each of the years ended
      May 31, 1998, May 31, 1997 and May 31, 1996 ........            13

  E.  Notes to Financial Statements ......................            14


          4.   FINANCIAL STATEMENT SCHEDULES:

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


                                    SCHMITT INDUSTRIES, INC.


                                    By:  /S/ Wayne A. Case
                                         -----------------------------------
                                         Wayne A. Case
                                         CHAIRMAN OF THE BOARD, PRESIDENT
                                         AND CHIEF EXECUTIVE OFFICER

                                    Date:  August 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 28, 1998.



SIGNATURE                                      TITLE
---------                                      -----
/s/ Wayne A. Case                              Chairman  of the Board, President
----------------------------                   and Chief Executive Officer
Wayne A. Case                                  (Principal Executive Officer)


/s/ Annie Windsor                              Chief Financial Officer
----------------------------                   (Principal Financial and
Annie Windsor                                  Accounting Officer)


/s/ David L. Dotlich                           Director
----------------------------
David L. Dotlich

/s/ David M. Hudson                            Director
----------------------------
David M. Hudson

/s/ Trevor Nelson                              Director
----------------------------
Trevor Nelson

/s/ Dennis T. Pixton                           Director
----------------------------
Dennis T. Pixton


                                    INDEX TO EXHIBITS


EXHIBITS                               DESCRIPTION
--------  ---------------------------------------------------------------------
   *3(i)  Second Restated Articles of Incorporation of Schmitt Industries, Inc.
          (the "Company") . . . . . . . . . . . . . . . . . . . . . . . . . . .

  *3(ii)  Second Restated Bylaws of the Company . . . . . . . . . . . . . . . .

   *10.1  Schmitt Industries, Inc. Amended & Restated Stock Option Plan . . . .

    10.2  Agreement dated April 21, 1995 between TMA Technologies, Inc. and the
          Company.  Incorporated by reference to Exhibit 10.2 to the Company's
          Annual Report on Form 10-K for the fiscal year ended May 31, 1996 . .

    10.3  Exclusive Distribution Agreement dated February 23, 1998 between
          Sloan Technology Inc. and the Company.  Incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended February 28, 1998.  (Confidential treatment has been granted for certain portions of this Agreement; these confidential portions have been filed separately with the Securities and Exchange Commission.) . . . . . . . . . . . . . . . . . . . . . .

    10.4  Sales Contract dated November 19, 1996 between Herr Dirk Pfeil, receiver of Hofmann Machinenbau GmbH, and Schmitt Hofmann Systems
          GmbH.  Incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q for the quarterly period ended
          February 28, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .

   *10.5  Technology Transfer Agreement dated April 23, 1998 between Centerline
          Engineering, Inc. and the Company . . . . . . . . . . . . . . . . . .

   *13.1  Annual Report to Shareholders of Schmitt Industries, Inc. for fiscal year ended May 31, 1998 . . . . . . . . . . . . . . . . . . . . . . .

   *21.1  Subsidiaries of Schmitt Industries, Inc.  . . . . . . . . . . . . . .

   *23.1  Consent of PricewaterhouseCoopers LLP . . . . . . . . . . . . . . . .

   *23.2  Consent of Moss Adams LLP . . . . . . . . . . . . . . . . . . . . . .

   *27.1  Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . .


______________________________

* Filed herewith