Form 10-Q
period 1998-08-31
SCHMITT INDUSTRIES INC
filed 1998-10-14
CIK 922612

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.   20549

                                     FORM 10-Q



  XX      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      August 31, 1998
                                  --------------------------------------------

                                         or

 ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                        to:
                                 -------------------        ------------------

Commission File Number:   0-23996
                          ----------------------------------------------------

                             SCHMITT INDUSTRIES, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

             Oregon                               93-1151989
     ------------------------                ------------------------
     (Place of Incorporation)                (IRS Employer ID Number)

                    2765 Nw Nicolai Street, Portland, Oregon 97210
-----------------------------------------------------------------------------
                (Address of registrant's principal executive office)

                                    (503) 227-7908
-----------------------------------------------------------------------------
                          (Registrant's telephone number)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes    XX   No
                                              -----     -----

The number of shares of each class of common stock outstanding as of August 31, 1998
Common stock, no par value                             7,089,139

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                              SCHMITT INDUSTRIES, INC.

                                 INDEX TO FORM 10-Q

                                                                              PAGE
                                                                              ----
Part I  -      FINANCIAL INFORMATION

Item 1  -      Financial Statements:

               Consolidated Balance Sheets:
               -  August 31, 1998 and May 31, 1998.............................  3

               Consolidated Statements of Income:
               -  For the Three Months Ended
                  August 31, 1998 and August 31, 1997..........................  5

               Consolidated Statements of Cash Flows
               -  For the Three Months Ended
                  August 31, 1998 and August 31, 1997..........................  6

               Supplemental Schedule of Non-Cash Investing
                  and Financing Activities.....................................  7

               Notes to Consolidated Financial Statements......................  7

Item 2  -      Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................  8

Part II -      OTHER INFORMATION............................................... 10


Signatures -   ................................................................ 10

Exhibits -     ................................................................ 11

                                      Page 2

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
         Item 1.   Financial Statements


                               SCHMITT INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                          August 31, 1998       May 31, 1998
                                            Unaudited
                                          ---------------       -------------
Cash                                         $  573,547          $1,127,076
Accounts receivable                           1,265,186           1,197,951
Inventories                                   4,672,603           4,166,755
Deferred tax asset                               34,623              34,623
Prepaid expenses                                 88,968             120,466
Income tax receivable                           201,315             190,806
                                             ----------          ----------
          Total current assets                6,836,242           6,837,677


Property and equipment

  Land                                          299,000             299,000
  Buildings & leasehold improvements          1,215,446           1,190,920
  Furniture and equipment                     1,026,029           1,045,319
                                             ----------          ----------
                                              2,540,475           2,535,239

  Less accumulated depreciation                 712,803             691,258
                                             ----------          ----------
          Total property & equipment          1,827,672           1,843,981


Other assets

  Long-term deferred tax asset                  837,560             837,560
  Other assets                                  100,000             100,000
                                             ----------          ----------
          Total other assets                    937,560             937,560



Total assets                                 $9,601,474          $9,619,218
                                             ----------          ----------
                                             ----------          ----------


                                      Page 3

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               SCHMITT INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS

                                    LIABILITIES

                                          August 31, 1998       May 31, 1998
                                            Unaudited
                                          ---------------       -------------
Current liabilities

  Trade accounts payable                     $  582,498          $  681,524
  Accrued liabilities                           283,372             249,565
                                             ----------          ----------
          Total current liabilities             865,870             931,089


          Total liabilities                   $ 865,870          $  931,089



                                STOCKHOLDERS' EQUITY

Common stock
  Authorized:  20,000,000 shares
     without par value
  Issued and outstanding:
     August 31, 1998    7,089,139 shares      5,025,376           5,072,634
     May 31, 1998       7,099,139 shares
Cumulative foreign exchange translation
        adjustment                               (1,518)           (147,708)

Retained earnings                             3,711,746           3,763,203
                                             ----------          ----------

          Total stockholders' equity          8,735,604           8,688,129


Total liabilities and stockholders' equity   $9,601,474          $9,619,218
                                             ----------          ----------
                                             ----------          ----------

                                      Page 4

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               SCHMITT INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND AUGUST 31, 1997
                                    (UNAUDITED)

                                                        Three Months Ended
                                                    8/31/98            8/31/97
                                                  ----------         ----------
Sales                                             $1,984,671         $2,666,941
Cost of sales                                      1,023,168          1,162,352
                                                  ----------         ----------
   Gross profit                                      961,503          1,504,589


General and administrative expenses                  853,456            939,493
Research and development                             176,829            136,718
                                                  ----------         ----------
                                                   1,030,285          1,076,211


(Loss) income from operations                        (68,782)           428,378


Other income and expense

   Interest income                                     9,357              9,403
   Interest expense                                      -0-             (1,928)
   Misc. income                                       19,468             94,698
                                                  ----------         ----------
                                                      28,825            102,173

(Loss) income before income tax                      (39,957)           530,551

Provision for income tax                              11,500            176,000
                                                  ----------         ----------

Net (loss) income for period                      $  (51,457)        $  354,551
                                                  ----------         ----------
                                                  ----------         ----------


Net (loss) income per common share

       Basic                                           ($.01)              $.05
                                                       -----               ----
                                                       -----               ----

       Diluted                                         ($.01)              $.05
                                                       -----               ----
                                                       -----               ----

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               SCHMITT INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND AUGUST 31, 1997
                                    (UNAUDITED)

                                                   August 31, 1998       August 31, 1997
                                                   ---------------       ---------------
Cash flows from operating activities:

   Net (loss) income from operations                $   (51,457)           $354,551
   Items not affecting cash:
     Depreciation                                        21,545              24,912
     Deferred taxes                                         -0-               2,298
     Unrealized gain on trading securities                  -0-             (99,400)
                                                     ----------           ---------
                                                        (29,912)            282,361
Cash flows from changes in assets & liabilities:

   Increase (decrease) in accounts payable              (99,026)             59,482
   Increase (decrease) in other liabilities              33,807             (84,629)
   Decrease (increase) in accounts receivable           (67,235)            990,592
   Decrease (increase) in marketable securities
     & commercial paper                                     -0-            (450,000)
   Decrease (increase) in inventory                    (505,848)           (308,880)
   Decrease (increase) in prepaid expenses               31,498               6,604
   Decrease (increase) in other assets                      -0-              90,415
   Increase (decrease) in corp income tax                   -0-              56,562
   Decrease (increase) in income tax receivables        (10,509)                -0-
                                                     ----------           ---------
                                                       (617,303)            360,146
                                                     ----------           ---------
   Net cash provided (used) by operating activities:   (647,225)            642,507

Cash flows from investing activities:

   Acquisition of capital assets:                        (5,236)            (99,796)
                                                     ----------           ---------
   Net cash provided (used) by investing activities:     (5,236)            (99,796)

Cash flows from financing activities:

   Repurchase of company stock                          (47,258)                -0-
   Exercise of stock options                                -0-                 -0-
                                                     ----------           ---------
   Net cash provided (used) by financing activities:    (47,258)                -0-

Effect of foreign exchange rate changes on cash:        146,190             (76,487)

Increase (decrease) in cash:                           (553,529)            466,224

Cash beginning of period:                             1,127,076             504,662

Cash end of period                                   $  573,547           $ 970,886
                                                     ----------           ---------
                                                     ----------           ---------

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                                                      August 31, 1998     August 31, 1997
                                                                      ---------------     ---------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

  Income tax benefit of stock options exercised                       $         -0-         $        -0-
                                                                      -------------         ------------
                                                                      -------------         ------------
Supplemental Information
   Income taxes paid                                                  $         -0-         $        -0-
   Interest paid                                                      $         -0-         $      1,928

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1998 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 1999.

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

NOTE 2:    EPS Reconciliation

                                                            Three Months Ended
                                                           8/31/98       8/31/97
                                                         ---------      ---------
  Weighted average shares (basic)                        7,098,378      7,081,889

  Effect of dilutive stock options                              --        466,495

  Weighted average shares (diluted)                      7,098,378      7,548,384

NOTE 3:    Comprehensive Income

                                                           Three Months Ended
                                                          8/31/98       8/31/97
                                                         ---------      ---------
  Net (loss) income                                      $ (51,457)      $ 354,551

  Other comprehensive income (loss)
      Foreign currency translation adjustment              146,190         (76,487)
                                                         ---------       ---------
  Total comprehensive income                             $  94,733         278,064

The foreign currency translation adjustment represents the Company's only significant other comprehensive income element. The cumulative translation adjustment consists of unrealized gains/losses from translation adjustments and intercompany foreign currency transactions that are of a long-term investment nature. These items are reflected in the statement of shareholders' equity in accordance with Statement of Financial Accounting Standards No. 52, FOREIGN CURRENCY TRANSLATION.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                              SCHMITT INDUSTRIES, INC.
                                     FORM 10-Q
                           FIRST QUARTER FISCAL YEAR 1999


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

Company operations declined during the first quarter of fiscal 1999, ended August 31, 1998, as evidenced by decreases in sales and profit levels. Balancer product sales have remained steady in the United States, the United Kingdom, Germany and other world markets during the first quarter of this fiscal year, while sales of Schmitt Measurement Systems, Inc. ("SMS") measurement products were below expected levels for the quarter due to the world-wide decline in the computer industry. The overall result was a net operating loss for the first quarter of fiscal 1999.


RESULTS OF OPERATIONS:

Sales in the first quarter of fiscal 1999 decreased to $1,984,671 versus $2,666,941 in the same period last year. This 26% decrease was caused by declines in orders from both domestic and international measurement customers. SMS sales totaled only $167,667 in the first quarter of fiscal 1999 as compared to $679,460 in the first quarter of fiscal 1998. The Company expects measurement sales to be depressed throughout the calendar year 1998 with improved sales of the TMS-2000 and the DTM-2000 Non-Contact Laser Texture Measurement Systems to the computer hard drive markets in early 1999.

First quarter cost-of-sales increased to 52% of sales versus 44% in the same period last year. Cost-of-sales of SMS products was 62% for the first quarter 1999 versus 47% in the same period last year. Management expects SMS cost-of-sales for fiscal 1999 to be approximately 50%.

First quarter general and administrative and R&D expenses totaled $1,030,285 versus $1,076,211 for the same period last year. This decrease is attributable primarily to the cost savings programs and decreased sales level this year. These general and administrative numbers include $176,829 of research and development expenses for the period ended August 31, 1998 and $136,718 research and development costs for the previous year in the same period. The Company has embarked on a major cost reduction program that reduces consultants, outside purchases and future inventory levels. Management is pleased with cost reduction progress during the first quarter, but will continue to seek opportunities to limit spending but add to sales levels.

Sales by the German subsidiary, SHS, totaled $443,425 for the quarter versus $478,387 for the same quarter last year, while the British subsidiary, SEL, reported $289,477 in sales for the quarter versus $104,834 for the same period last year. These sales levels met management's expectations and resulted from intensive efforts expended during this quarter in Germany and the United Kingdom to expand sales levels. The quarter included operating profits for SEL of $64,878 and for SHS of $30,186.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                              SCHMITT INDUSTRIES, INC.
                                     FORM 10-Q
                           FIRST QUARTER FISCAL YEAR 1999

General and administrative expenses, including R&D, as a percentage of sales during the first three months of fiscal 1999 were 52% compared to 40% for the same period last year. This increase was attributable primarily to the lower level of sales in the first quarter of fiscal 1999. Management estimates these costs will stabilize at approximately 45% for fiscal 1999, up from 44% for fiscal 1998 and 41% in fiscal 1997.

In the three-month period ended August 31, 1998, pretax loss totaled ($39,957) versus earnings of $530,551 for the same period last year. Taxes were accrued at approximately a 23% rate, as a percentage of SBS pretax income, compared with 33% in the same period last year. Management anticipates that the tax rate for fiscal 1999 will approximate 25%.

Three-month net (loss) earnings were ($51,457) versus $354,551 for the same period last year. Three-month (loss) earnings per share, basic and diluted, were ($0.01) versus $0.05 last year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company increased its working capital position slightly during the first quarter while still financing the development of new SMS products and inventory. Working capital totaled $5,970,372 at August 31, 1998 versus $5,906,588 at May 31, 1998 and $5,109,560 at May 31, 1997 fiscal year end. Corporate cash and marketable securities levels stood at $573,547 at August 31, 1998 versus $1,127,076 as of May 31, 1998.

During the three-month period ended August 31, 1998, net cash used by operating activities totaled ($647,225), including net operating loss of ($51,457). Included in cash flow from operations was a $505,848 increase in inventory. The increase in the Company's inventories was a planned ramp up of parts required for products that will be marketed in future quarters.

During the period, accounts receivable increased by $67,235, and accounts payable decreased by $99,026. The increase in accounts receivable occurred because of the sales mix during the three-month period ended August 31, 1998 compared with the immediately preceding quarter. As a result of its high-quality customer base, the Company has experienced near 100% collection and no reserve for uncollectable accounts, returns or allowances has been established. Net cash used by investing activities was $5,236. Net cash used by financing activities was $47,258.

Management believes that cash from operations, available credit resources and its improving working capital position will provide adequate funds on a short-term basis to cover currently foreseeable payments, lease commitments and payments under existing and anticipated supplier agreements. Management believes that such cash flow is also sufficient to finance current short-term operations, projected capital expenditures, anticipated short-term sales agreements and other contingencies during at least the next six months.

Management is currently reviewing long-range capital requirements as they relate to expansion of products and markets. This analysis may or may not result in future decisions to seek additional funding for the Company via debt or equity to service the Company's future growth requirements.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                              SCHMITT INDUSTRIES, INC.
                                     FORM 10-Q

PART II - OTHER INFORMATION
     Item 1.        Legal Proceedings - None
     Item 2.        Changes in Securities - None
     Item 3.        Default Upon Senior Securities - None
     Item 4.        Submission of Matters to a Vote of Security Holders:
                    --  None  --
     Item 5.        Other Information - None
     Item 6.(a)     Exhibit 27 - Financial Data Schedule
     Item 6.(b)     Reports on Form 8-K - None

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

                                   SCHMITT INDUSTRIES, INC.
                                   ------------------------
                                         (Registrant)


Date:       10/14/98        /s/ Wayne A. Case
         --------------------------------------------------------------------
                                Wayne A. Case, President/CEO/Director


Date:       10/14/98        /s/ Annie Windsor
         --------------------------------------------------------------------
                                Annie Windsor, Chief Financial Officer

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.
                                   FORM 10-Q

                                 EXHIBIT INDEX


NUMBER               DESCRIPTION                          LOCATION
------        ------------------------------------        --------

27            FINANCIAL DATA SCHEDULE                     PAGE 11

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------