Form 10-Q
period 1998-11-30
SCHMITT INDUSTRIES INC
filed 1999-01-14
CIK 922612

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

For the quarterly period ended:    November 30, 1998
                                   -------------------

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
                                      Yes    xx          No
                                          -------            ---------

The number of shares of each class of common stock outstanding as of November 30, 1998
Common stock, no par value                    7,089,139


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.

                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----

Part I -     FINANCIAL INFORMATION

Item 1 -     Financial Statements:

             Consolidated Balance Sheets:
             -  November 30, 1998 and May 31, 1998........................  3

             Consolidated Statements of Income:
             -  For the Three and Six Months Ended
                November 30, 1998 and November 30, 1997...................  5

             Consolidated Statements of Cash Flows
             -  For the Six Months Ended
                November 30, 1998 and November 30, 1997...................  6

             Supplemental Schedule of Non-Cash Investing
                and Financing Activities..................................  7

             Notes to Consolidated Financial Statements...................  7

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................  8

Part II -    OTHER INFORMATION............................................ 10


Signatures - ............................................................. 11

Exhibits -   ............................................................. 12

PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements


                            SCHMITT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                   November 30, 1998  May 31, 1998
                                                      Unaudited
                                                   -------------------------------
Cash                                                  $  590,494      $1,127,076
Accounts receivable                                    1,545,241       1,197,951
Inventories                                            4,871,952       4,166,755
Deferred tax asset                                        34,623          34,623
Prepaid expenses                                          60,383         120,466
Income tax receivable                                     64,653         190,806
                                                      ----------      ----------
                  Total current assets                 7,167,346       6,837,677


Property and equipment

  Land                                                   299,000         299,000
  Buildings & leasehold improvements                   1,215,899       1,190,920
  Furniture and equipment                              1,030,671       1,045,319
                                                      ----------      ----------
                                                       2,545,570       2,535,239

  Less accumulated depreciation                          790,280         691,258
                                                      ----------      ----------
                  Total property & equipment           1,755,290       1,843,981


Other assets

  Long-term deferred tax asset                           837,560         837,560
  Other assets                                            96,667         100,000
                                                      ----------      ----------

                  Total other assets                     934,227         937,560



Total assets                                          $9,856,863      $9,619,218
                                                      ----------      ----------
                                                      ----------      ----------

                            SCHMITT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                   LIABILITIES


                                                       November 30, 1998   May 31, 1998
                                                           Unaudited
                                                       --------------------------------
Current liabilities

  Line of credit                                        $   300,000      $       -0-
  Trade accounts payable                                    619,647          681,524
  Accrued liabilities                                       291,797          249,565
                                                        -----------      -----------
                  Total current liabilities               1,211,444          931,089


                  Total liabilities                     $ 1,211,444      $   931,089


                              STOCKHOLDERS' EQUITY


Common stock
  Authorized:  20,000,000 shares
         without par value
  Issued and outstanding:
         November 30, 1998  7,089,139 shares            $ 5,025,376      $ 5,072,634
         May 31, 1998       7,099,139 shares
Cumulative foreign currency translation
            adjustment                                       23,916         (147,708)


Retained earnings                                         3,596,127        3,763,203
                                                        -----------      -----------

                  Total stockholders' equity              8,645,419        8,688,129


Total liabilities and stockholders' equity              $ 9,856,863      $ 9,619,218
                                                        -----------      -----------
                                                        -----------      -----------

                            SCHMITT INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1998
                             AND NOVEMBER 30, 1997

                                  (UNAUDITED)



                                               Three Months Ended                  Six Months Ended
                                            11/30/98       11/30/97           11/30/98         11/30/97
                                        -----------------------------------------------------------------
Sales                                   $ 2,161,653       $ 3,220,475       $ 4,146,324       $ 5,887,416
Cost of sales                             1,176,025         1,386,838         2,199,193         2,549,190
                                        -----------       -----------       -----------       -----------
   Gross profit                             985,628         1,833,637         1,947,131         3,338,226

General and administrative
   expenses                               1,057,947         1,065,181         1,911,403         2,004,674
Research and development                     97,032            55,205           273,861           191,923
                                        -----------       -----------       -----------       -----------
                                          1,154,979         1,120,386         2,185,264         2,196,597

(Loss) income from operations              (169,351)          713,251          (238,133)        1,141,629


Other income and expense

   Interest income                            5,187            14,616            14,543            24,019
   Interest expense                          (3,543)             (220)           (3,543)           (2,148)
   Misc. income                              52,089            25,802            71,557           120,500
                                        -----------       -----------       -----------       -----------
                                             53,733            40,198            82,557           142,371

(Loss) income before
   income tax                              (115,618)          753,449          (155,576)        1,284,000

Provision for income tax                        -0-            58,000            11,500           234,000
                                        -----------       -----------       -----------       -----------

Net (loss) income for period            $  (115,618)      $   695,449       $  (167,076)      $ 1,050,000
                                        -----------       -----------       -----------       -----------
                                        -----------       -----------       -----------       -----------


Net (loss) income per common share
   and common share equivalent

       Basic                                  $(.02)             $.10             $(.02)             $.15
                                              -----              ----             -----              ----
                                              -----              ----             -----              ----

       Diluted                                $(.02)             $.09             $(.02)             $.14
                                              -----              ----             -----              ----
                                              -----              ----             -----              ----

                            SCHMITT INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND NOVEMBER 30, 1997
                                   (UNAUDITED)


                                                       November 30, 1998  November 30, 1997
                                                      -------------------------------------
Cash flows from operating activities:
   Net (loss) income from operations                      $  (167,076)      $ 1,050,000
   Items not affecting cash:
         Amortization                                           3,333               -0-
         Depreciation                                          99,022            92,424
         Deferred taxes                                           -0-           (97,806)
         Unrealized gain on trading securities                    -0-           (98,000)
                                                          -----------       -----------
                                                              (64,721)          946,618
Cash flows from changes in assets & liabilities:
   Increase (decrease) in accounts payable                    (61,877)          585,652
   Increase (decrease) in other liabilities                    42,232           (31,554)
   Decrease (increase) in accounts receivable                (347,290)           74,822
   Decrease (increase) in inventory                          (705,197)         (906,212)
   Decrease (increase) in prepaid expenses                     60,083           (56,174)
   Decrease (increase) in other assets                            -0-            90,415
   Increase (decrease) in corp income tax                         -0-           (68,563)
   Decrease (increase) in income tax receivables              126,153               -0-
                                                          -----------       -----------
                                                             (885,896)         (311,614)
                                                          -----------       -----------
   Net cash provided (used) by operating activities:         (950,617)          635,004

Cash flows used by investing activities:
   Acquisition of capital assets:                             (10,331)         (312,972)
                                                          -----------       -----------
   Net cash provided (used) by investing activities:          (10,331)         (312,972)

Cash flows from financing activities:
   Advance on line of credit                                  300,000               -0-
   Repurchase of company stock                                (47,258)              -0-
   Repayment of debt                                              -0-           (18,213)
   Exercise of stock options                                      -0-            95,254
                                                          -----------       -----------
   Net cash provided (used) by financing activities:          252,742            77,041

Effect of foreign exchange rate changes on cash:              171,624           (91,832)

Increase (decrease) in cash:                                 (536,582)          307,241

Cash beginning of period:                                   1,127,076           504,662

Cash end of period                                        $   590,494       $   811,903
                                                          -----------       -----------
                                                          -----------       -----------


                                                November 30, 1998  November 30, 1997
                                                ------------------------------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

  Income tax benefit of stock options exercised      $    -0-         $ 17,379
                                                     --------         --------
                                                     --------         --------
Supplemental Information
   Income taxes paid                                 $  6,300         $186,600
   Interest paid                                     $  3,543         $  2,148


NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1998 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 1999.

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

NOTE 2:     EPS Reconciliation              Three Months Ended          Six Months  Ended
                                        11/30/98       11/30/97       11/30/98      11/30/97
                                      -------------------------------------------------------
Weighted average shares (basic)        7,089,139      7,088,768      7,093,784      7,085,595

Effect of dilutive stock options             -0-        386,774            -0-        378,663

Weighted average shares (diluted)      7,089,139      7,475,542      7,093,784      7,464,258

Incremental common stock equivalent shares of 225,881 and 261,076 were not used in the calculation of diluted earnings per common share in the three and six months ended November 30, 1998, respectively, due to the net loss for the periods.

NOTE 3:     Comprehensive Income                       Three Months Ended                   Six Months Ended
                                                    11/30/98       11/30/97             11/30/98        11/30/97
                                                 -----------------------------------------------------------------
Net (loss) income                                $  (115,618)      $   695,449       $  (167,076)      $ 1,050,000

Other comprehensive income (loss)
    Foreign currency translation adjustment           25,434           (15,345)          171,624           (91,832)
                                                 -----------       -----------       -----------       -----------
Total comprehensive income                       $   (90,184)      $   680,104       $     4,548       $   958,168

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

                            SCHMITT INDUSTRIES, INC.
                                   FORM 10-Q
                        SECOND QUARTER FISCAL YEAR 1999


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

FORWARD-LOOKING INFORMATION:
The following information contains certain forward-looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the uncertainties of the Company's new product introductions, the risks of increased competition and technological change in the Company's industry and other risks detailed in the Company's Securities and Exchange Commission filings. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

OVERVIEW:
Results of operations declined modestly during the second quarter of fiscal 1999, ended November 30, 1998, as evidenced by a decrease in profit levels. Schmitt Balancer Systems ("SBS") product sales increased in the United States, the United Kingdom, Germany and other world markets during the second quarter of this fiscal year. Sales of Schmitt Measurement Systems, Inc. ("SMS") measurement products were below expected levels for the quarter due to the worldwide decline in the computer industry. The overall result was a net operating loss for the second quarter of fiscal 1999.

RESULTS OF OPERATIONS:
Sales in the second quarter of fiscal 1999 decreased to $2,161,653 versus $3,220,475 in the same period last year. This 33% decrease was caused by declines in orders from domestic and international measurement customers. SMS sales totaled $201,477 in the second quarter of fiscal 1999 as compared to $1,320,038 in the second quarter of fiscal 1998. The Company expects measurement sales to recover throughout calendar year 1999 with improved sales of the TMS-2000 and the DTM-2000 Non-Contact Laser Texture Measurement Systems to the computer hard drive markets to start in early calendar 1999. Sales of SBS products in the second quarter of fiscal 1999 were 97% of the total for the same period of the last fiscal year. Management expects SBS sales to improve in calendar 1999 with the introduction of the SB-4500 product.

Second quarter cost-of-sales increased to 54% of sales versus 43% in the same period last year. Cost of sales for the second quarter of SBS products were stable while those of SMS declined when compared to the same period last year. The drop at SMS served to decrease the Company's overall percentage.

Second quarter general and administrative and research and development expenses totaled $1,154,979 versus $1,120,386 for the same period last year. The increase occurred in research and development costs which totaled $97,032 for the period ended November 30, 1998 and $55,205 the same period of the last fiscal year. Research and development costs were key to the development of new products expected to be introduced during calendar 1999. Management has begun a critical review of non-R&D items with the goal to reduce fixed costs.

Sales by the German subsidiary, Schmitt Hofmann Systems GmbH ("SHS"), totaled $452,087 for the quarter versus $459,420 for the same quarter last year, while the British subsidiary, Schmitt Europe Ltd. ("SEL"), reported $288,028 in sales for the quarter versus $185,689 for the same period last year. These sales levels met management's expectations and resulted from intensive efforts expended during this quarter in the United Kingdom to expand sales levels. The quarter included operating profits for SEL of $22,705 and a loss for SHS of $71,800.

                            SCHMITT INDUSTRIES, INC.
                                   FORM 10-Q
                        SECOND QUARTER FISCAL YEAR 1999

General and administrative expenses, including R&D, as a percentage of sales during the first six months of fiscal 1999 were 53% compared to 37% for the same period last year. This increase was attributable primarily to the lower level of sales in the first six months of fiscal 1999. Management expects that it's critical review of general and administrative expenses, coupled with an anticipated increase in sales, will stabilize these costs at approximately 45% for the remainder of fiscal 1999, up from 44% for fiscal 1998 and 41% in fiscal 1997.

In the six-month period ended November 30, 1998, the pretax loss totaled ($155,576) versus earnings of $1,284,000 for the same period last year. Taxes were accrued in the first quarter with no change in the provision during the second fiscal quarter. Management anticipates that the tax rate for fiscal 1999 will approximate 25% of pre-tax earnings.

Six-month net (loss) earnings were ($167,076) versus $1,050,000 for the same period last year. Six-month (loss) earnings per share, diluted, were ($0.02) versus $0.14 last year.

LIQUIDITY AND CAPITAL RESOURCES:
The Company's working capital position improved slightly during the second quarter despite the required financing for the development of new products and inventory. Working capital totaled $5,955,902 at November 30, 1998 versus $5,906,588 at May 31, 1998. Corporate cash and marketable securities levels stood at $590,494 at November 30, 1998 versus $1,127,076 as of May 31, 1998.

During the six-month period ended November 30, 1998, net cash used by operating activities totaled ($950,617), including a net operating loss of ($167,076). Included in cash flow from operations was a $705,197 increase in inventories. The increase occurred due to a ramp up of parts required to manufacture new products scheduled to be introduced in the third fiscal quarter of 1999. Management is in the process of implementing plans to reduce the inventory balance over the next few months.

During the six-month period ended November 30, 1998, accounts receivable increased by $347,290, and accounts payable decreased by $61,877. The increase in accounts receivable occurred because of the sales mix during the six-month period ended November 30, 1998 compared with the immediately preceding quarter. As a result of its high-quality customer base, the Company has experienced near 100% collection and no reserve for uncollectable accounts, returns or allowances has been established. Net cash used by investing activities was $10,331. Net cash used by financing activities was $252,742. During the six months ended November 30, 1998, the Company drew $300,000 on its $1.5 million credit line.

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

IMPACT OF THE YEAR 2000 ISSUE:
The Company has completed an assessment of the impact of the Year 2000 issue on its internal systems and equipment, on its products and on the systems of its significant vendors. Based on this assessment, the Company believes that its internal systems have been updated to address the Year 2000 issue, its products will properly recognize calendar dates beginning in the Year 2000, and its significant vendors are appropriately addressing the Year 2000 issue. Accordingly, the Company believes it is Year 2000 ready and does not expect that the Year 2000 will have a material impact on the Company's business, results of operations or financial condition. However, there can be no assurance that the systems of other companies on which the Company relies will not have an adverse effect on the Company's systems.

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q

PART II - OTHER INFORMATION
          Item 1.    Legal Proceedings - None
          Item 2.    Changes in Securities - None
          Item 3.    Default Upon Senior Securities - None
          Item 4.    Submission of Matters to a Vote of Security Holders:

          The Company conducted an Annual Shareholders Meeting on October 9, 1998. The matters voted upon, together with the results of voting, were as follows:

          1) The following persons were elected to fill the vacancies on the Board of Directors created by the expiration of the Class 1 directors' terms, to serve until the year 2001 annual meeting of the shareholders and until their successors shall be duly elected:

         Director            Shares Voted in Favor      Shares Voted Against    Shares Withheld
         --------            ---------------------      --------------------    ---------------
         David L. Dotlich    5,562,756                  3,400                   89,825
         David M. Hudson     5,562,356                  3,800                   89,825
         Dennis T. Pixton    5,559,356                  6,800                   89,825

          2) The Schmitt Industries, Inc. Stock Option Plan was amended to increase the number of shares of Common Stock of the Company issuable under the Option Plan from 500,000 to 800,000 shares:

         Shares Voted In Favor        Shares Voted Against         Shares Abstained
         ---------------------        --------------------         ----------------
         5,070,714                    536,767                      48,500

         3) The Schmitt Industries, Inc. Stock Option Plan was amended to clarify that the group of people eligible to participate in the Option Plan includes directors (including directors who are not employees), officers, and other key employees of any subsidiaries of the Company ("Subsidiaries") and selected non-employee agents, consultants, advisors, persons involved in the sale or distribution of any Subsidiary's products and independent contractors of Subsidiaries:

         Shares Voted In Favor        Shares Voted Against         Shares Abstained
         ---------------------        --------------------         ----------------
         5,167,574                    445,917                      42,490

         4) PricewaterhouseCoopers LLP was appointed as independent auditors to examine the financial statements of the Company and its subsidiaries for the fiscal year ending May 31, 1999:

         Shares Voted In Favor        Shares Voted Against         Shares Abstained
         ---------------------        --------------------         ----------------

         5,070,714                    536,767                      48,500

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

                                      SCHMITT INDUSTRIES, INC.
                                      ------------------------
                                            (Registrant)


Date:  01/14/99            /s/ Wayne A. Case
     --------------------------------------------------------------------------
                           Wayne A. Case, President/CEO/Director


Date:  01/14/99            /s/ Annie Windsor
     --------------------------------------------------------------------------
                           Annie Windsor, Chief Financial Officer

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX

Number               Description                                   Location
------               -----------                                   --------
 27         Financial Data Schedule                                 Page 13