Form 10-Q
period 1999-02-28
SCHMITT INDUSTRIES INC
filed 1999-04-08
CIK 922612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


----
  XX     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       FEBRUARY 28, 1999

                                       or

----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934

For the transition period from:  ___________________ to:      _________________

Commission File Number:     0-23996

                            SCHMITT INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Oregon                                   93-1151989
         ------------------------                 -----------------------
         (Place of Incorporation)                 (IRS Employer ID Number)

                  2765 NW Nicolai Street, Portland, Oregon 97210
              ----------------------------------------------------
              (Address of registrant's principal executive office)

                                 (503) 227-7908
                         -------------------------------
                         (Registrant's telephone number)


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
The number of shares of each class of common stock outstanding as of February 28, 1999 Common stock, no par value 8,184,889

                            SCHMITT INDUSTRIES, INC.

                               INDEX TO FORM 10-Q


                                                                                          PAGE
                                                                                          ----
Part I   - FINANCIAL INFORMATION

Item 1   - Financial Statements:

           Consolidated Balance Sheets:
           -  February 28, 1999 and May 31, 1998.....................................    3

           Consolidated Statements of Income:
           -  For the Three and Nine Months Ended
              February 28, 1999 and February 28, 1998................................    5

           Consolidated Statements of Cash Flows
           -  For the Nine Months Ended
              February 28, 1999 and February 28, 1998................................    6

           Supplemental Schedule of Non-Cash Investing
              and Financing Activities...............................................    7

           Notes to Consolidated Financial Statements................................    7

Item 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................................    9

Part II -  OTHER INFORMATION.........................................................   11


Signatures -.........................................................................   11

Exhibits -  .........................................................................   12


PART I - FINANCIAL INFORMATION

         Item 1.            Financial Statements


                            SCHMITT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                           February 28, 1999             May 31, 1998
                                                                Unaudited
                                                           -------------------------------------------
Cash                                                         $   607,621                 $ 1,127,076
Accounts receivable                                            1,161,935                   1,197,951
Inventories                                                    4,684,460                   4,166,755
Prepaid expenses                                                  89,339                     120,466
Notes receivable                                                  11,058                         -0-
Deferred tax asset                                               268,706                      34,623
Income tax receivable                                             67,363                     190,806
                                                             -----------                 -----------
                  Total current assets                         6,890,482                   6,837,677


Property and equipment

  Land                                                           299,000                     299,000
  Buildings & leasehold improvements                           1,216,581                   1,190,920
  Furniture and equipment                                      1,067,460                   1,045,319
                                                             -----------                 -----------
                                                               2,583,041                   2,535,239

  Less accumulated depreciation                                  860,949                     691,258
                                                             -----------                 -----------
                  Total property & equipment                   1,722,092                   1,843,981


Other assets

  Long-term investment                                         2,135,000                         -0-
  Long-term deferred tax asset                                   837,560                     837,560
  Other assets                                                    91,667                     100,000
                                                             -----------                 -----------
                  Total other assets                           3,064,227                     937,560



Total assets                                                 $11,676,801                 $ 9,619,218
                                                             -----------                 -----------
                                                             -----------                 -----------

                            SCHMITT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                   LIABILITIES

                                                       February 28, 1999         May 31, 1998
                                                           Unaudited
                                                       ---------------------------------------
Current liabilities

  Line of credit                                          $300,000                 $    -0-
  Trade accounts payable                                   349,138                  681,524
  Accrued liabilities                                      203,837                  249,565
                                                         ---------                 --------
                Total current liabilities                  852,975                  931,089


                Total liabilities                         $852,975                 $931,089




                              STOCKHOLDERS' EQUITY


Common stock
  Authorized:  20,000,000 shares
         without par value
  Issued and outstanding:
         February 28, 1999     8,184,889 shares         $7,394,459               $5,072,634
         May 31, 1998          7,099,139 shares
Accumulated other comprehensive
            income                                        (183,605)                (147,708)

Retained earnings                                        3,612,972                3,763,203
                                                         ---------                ---------

                  Total stockholders' equity            10,823,826                8,688,129


Total liabilities and stockholders' equity             $11,676,801               $9,619,218
                                                       -----------               ----------
                                                       -----------               ----------



                            SCHMITT INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 1999,
                              AND FEBRUARY 28, 1998

                                   (UNAUDITED)

                                                   Three Months Ended                              Nine Months Ended
                                            02/28/99                02/28/98               02/28/99                 2/28/98
                                         ------------------------------------          ------------------------------------
Sales                                    $ 1,767,427             $ 2,372,320            $ 5,913,751             $ 8,259,736
Cost of sales                                769,727               1,313,120              2,968,920               3,862,310
                                         -----------             -----------            -----------             -----------
   Gross profit                              997,700               1,059,200              2,944,831               4,397,426

General and administrative
   expenses                                  918,760                 821,997              2,830,163               2,826,670
Research and development                      55,854                  78,655                329,715                 270,579
                                         -----------             -----------            -----------             -----------
                                             974,614                 900,652              3,159,878               3,097,249

Income (loss) from operations                 23,086                 158,548               (215,047)              1,300,177


Other income and expense                     (17,742)                 43,246                 64,815                 185,617

Income (loss) before
   income tax                                  5,344                 201,794               (150,232)              1,485,794

Provision for (benefit from)
   income tax                                (11,500)                100,000                    -0-                 334,000
                                         -----------             -----------            -----------             -----------

Net (loss) income for period             $    16,844             $   101,794            $  (150,232)            $ 1,151,794
                                         -----------             -----------            -----------             -----------
                                         -----------             -----------            -----------             -----------



Net (loss) income per share


       Basic                             $       .00             $       .01            $      (.02)            $       .16
                                         -----------             -----------            -----------             -----------
                                         -----------             -----------            -----------             -----------

       Diluted                           $       .00             $       .01            $      (.02)            $       .15
                                         -----------             -----------            -----------             -----------
                                         -----------             -----------            -----------             -----------

                                     Page 5

                            SCHMITT INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
                                   (UNAUDITED)

                                                              FEBRUARY 28, 1999     FEBRUARY 28, 1998
                                                              -----------------     ------------------
Cash flows from operating activities:
   Net (loss) income from operations                            $  (150,232)            $ 1,151,794
   Items not affecting cash:
         Amortization                                                 8,333                     -0-
         Depreciation                                               169,691                 111,487
         Deferred taxes                                                 -0-                (108,585)
         Unrealized gain on trading securities                          -0-                 (45,400)
                                                                -----------             -----------
                                                                     27,792               1,109,296
Cash flows from changes in assets & liabilities:
   Decrease (increase) in accounts receivable                        36,016               1,289,813
   Decrease (increase) in inventory                                (517,705)             (1,407,931)
   Decrease (increase) in prepaid expenses                           31,127                (108,579)
   Increase (decrease) in notes receivable                          (11,058)                    -0-
   Decrease (increase) in income tax receivables                    123,443                     -0-
   Decrease (increase) in other assets                                  -0-                  90,415
   Increase (decrease) in accounts payable                         (332,385)                131,431
   Increase (decrease) in other liabilities                         (45,728)               (152,833)
   Increase (decrease) in corp income tax                               -0-                 (68,563)
                                                                -----------             -----------
                                                                   (716,290)               (226,247)
                                                                -----------             -----------
   Net cash provided (used) by operating activities:               (688,498)                883,049

Cash flows used by investing activities:
   Acquisition of capital assets:                                   (47,802)               (284,567)
                                                                -----------             -----------


Cash flows from financing activities:
   Advance on line of credit                                        300,000                     -0-
   Repurchase of company stock                                      (47,258)                    -0-
   Repayment of debt                                                    -0-                (179,983)
   Exercise of stock options                                            -0-                 105,995
                                                                -----------             -----------
   Net cash provided (used) by financing activities:                252,742                 (73,988)

Effect of foreign exchange rate changes on cash:                    (35,897)               (139,067)

Increase (decrease) in cash:                                       (519,455)                385,427

Cash beginning of period:                                         1,127,076                 504,662

Cash end of period                                              $   607,621             $   890,089
                                                                -----------             -----------
                                                                -----------             -----------


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

                                                          FEBRUARY 28, 1999     FEBRUARY 28, 1998
                                                          -----------------    ------------------
  Income tax benefit of stock options exercised             $  234,083            $   19,370
                                                            ----------            ----------
                                                            ----------            ----------

Supplemental Information
   Income taxes paid                                        $    6,800            $  399,200
   Interest paid                                            $    7,647            $   22,252
   Purchase of Air Packaging Technologies shares
         for common stock                                   $2,135,000            $      -0-


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 1999 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 1999.

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

NOTE 2:           EPS Reconciliation

                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                              02/28/99             02/28/98             02/28/99             02/28/98
                                            -------------------------------            ------------------------------
Weighted average shares (basic)              7,987,978            7,095,711            7,395,434            7,088,728

Effect of dilutive stock options                   -0-              342,639                  -0-              382,614

Weighted average shares (diluted)            7,987,978            7,438,350            7,395,434            7,471,342


  Incremental common stock equivalent shares of 6,824 were not used in the calculation of diluted earnings per common share in the nine months ended February 28, 1999, due to the net loss for the period.

NOTE 3:           Comprehensive Income

                                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                          02/28/99          02/28/98                02/28/99            02/28/98
                                                      ------------       -----------             -----------         ------------
Net (loss) income                                      $    16,844       $   101,794             $  (150,232)        $ 1,151,794

Other comprehensive income (loss)
    Foreign currency translation adjustment               (207,521)          (47,235)                (35,897)           (139,067)
                                                       -----------       -----------             -----------         -----------
Total comprehensive income (loss)                      $  (190,677)      $    54,559             $  (186,129)        $ 1,012,727


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED





Note 4:           Non Cash Transactions

During the third quarter, officers/employees exercised stock options for 485,750 shares at an average exercise price of $1.79 per share. The officers/employees issued notes to the Company for the exercise price. The notes mature on or before December 2000 ($586,500) and January 2001 ($282,975), and carry interest at the rate of 6% per annum. In accordance with SEC guidelines, the notes are reported as a reduction of stockholders' equity.

Also during the quarter, the Company issued 610,000 shares of its common stock to acquire 13,757,155 shares or approximately 19.5% of the outstanding shares of Air Packaging Technologies, Inc. (APTI). That company is engaged in the design, manufacture, marketing and sales of "Air Box" patented packaging systems used in the semiconductor, electronic, medical and dental markets worldwide. The Company made this investment as the philosophy of APTI is similar to its own - to provide products that make its customers more profitable either through increased productivity or reduced operating costs.

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         THIRD QUARTER FISCAL YEAR 1999

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

OVERVIEW:
Consolidated net earnings for the quarter were $16,844 or $.00 per share compared to net earnings of $101,794 or $.01 per share in the same quarter last year. Earnings declined primarily as a result of a drop in sales of Schmitt Measurement Systems, Inc. (SMS) products. SMS sales were below prior year levels due to the ongoing worldwide decline in the computer industry.

For the nine months ended February 28, 1999, the Company reported a net loss of $150,232 or $.02 per share compared to net earnings of $1,151,794 or $.15 per share (diluted) over the same period last year. As with the third quarter, the decline resulted from the lower sales of SMS products. As the computer industry improves in calendar 1999, the revenues of SMS are expected to grow.

RESULTS OF OPERATIONS:
THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998:
Sales decreased to $1,767,427 from $2,372,320 in the prior year. Revenues from Schmitt Balancing Systems (SBS) products were almost equal to prior year amounts. The introduction of the new SB-4500 controller in calendar 1999 is expected to produce increases in sales over those experienced in the prior year. The decrease in consolidated revenues was attributed to the decline in sales of SMS measurement products. Those sales were $65,996 in the most recent quarter compared to $675,051 in the third quarter of 1998. Sales are expected to recover later in calendar 1999 for two reasons. Shipments of TMS-2000 and DTM-2000 Non-Contact Laser Texture Measurement Systems to the computer hard drive markets are expected to resume. In addition, new products are expected to be introduced in the first fiscal quarter of 2000 that should have a positive impact on revenues.

The earnings impact of the lower sales was offset by lower cost of sales. Third quarter cost of sales, as a percentage of revenues, was 44%, down from 55% in the same period last year. The current year percentage was lower due to an adjustment to estimated inter-company profits related to products sold during the first two quarters of 1999. Had this adjustment not been made, the percentage would have been 51%.

Operating expenses rose slightly during the third quarter to $974,614 from $900,652 in the same period last year. This increase was in several categories and not attributable to any one item.

The German subsidiary, Schmitt Hofmann Systems GmbH (SHS), had sales of $368,755 versus $410,734 in the same period last year. The British subsidiary, Schmitt Europe Ltd. (SEL), reported $176,767 in sales compared to prior year same period sales of $220,867. The Company does not expect these decreases to continue in the long run as SEL has realized a sustained increase in sales over the past twelve months while SHS revenues have been relatively stable.

NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998:
Sales decreased to $5,913,751 from $8,259,736 in the same period last year. While the revenues of SBS products are essentially even with prior year amounts, revenues of the SMS products declined significantly. Sales of SMS products for the nine months ended February 29, 1999 and 1998 amounted to $435,140 and $2,674,549, respectively.

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         THIRD QUARTER FISCAL YEAR 1999


Cost of sales as a percentage of revenues was 50%, an increase from 47% in the prior year. This increase is directly attributable to the decline in SMS sales. Those products generally have lower costs as a percentage of revenues than SBS products. Therefore, as SMS products' proportionate share of total revenues declines, the cost of sales percentage will rise.

General and administrative expenses, including R&D, as a percentage of sales were 53% compared to 37% for the same period last year. This is attributable to lower sales levels in the current year. Management continues to critically review significant expenses to assure they are essential. While large cost reductions were considered, management did not feel large cuts were prudent. Well over 60% of these costs are payroll or sales-related areas where the Company has expended a great deal of effort to train staff. Once sales improve, the costs to hire and train new people, particularly in the technical areas, would be much greater than absorbing these costs over a short-term period. Additionally, the technical staff could be used for R&D efforts rather than hiring more expensive and less knowledgeable outside consultants.

LIQUIDITY AND CAPITAL RESOURCES:
The working capital position improved during the second quarter of fiscal 1999 despite the required financing for the development of new products and inventory. Working capital at February 28, 1999 was $6,037,507 compared to $5,906,588 at May 31, 1998. Corporate cash and marketable securities were $607,621 at February 28, 1999 versus $1,127,076 at May 31, 1998.

For the nine months ended February 28, 1999, net cash used by operating activities totaled $688,498 including a net loss of $150,232. Included were increases in inventories of $517,705, and a decrease in accounts payable of $332,385. Inventories increased due to a ramp up of parts required to manufacture new products scheduled for introduction in calendar 1999. Management is currently executing a plan to reduce inventory levels. During the third quarter, these efforts produced a $187,492 drop in inventories. The drop in accounts payable reflects a general reduction in purchasing activity in the area of inventories.

Net cash used in investing activities amounted to $47,802 for the nine months ended February 28, 1999, and consisted entirely of additions to fixed assets.

Cash flows from financing activities were $252,742 for the nine months ended February 28, 1999. The most significant change was a draw of $300,000 on the Company's $1.5 million credit line.

Management believes cash from operations, available credit resources and its improving working capital position will provide adequate funds on a short-term basis to cover currently foreseeable payments, lease commitments and payments under existing and anticipated supplier agreements. Management believes that such cash flow is also sufficient to finance current short-term operations, projected capital expenditures, anticipated short-term sales agreements and other contingencies during at least the next six months.

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

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q

PART II - OTHER INFORMATION
         Item 1.           Legal Proceedings - None
         Item 2.           Changes in Securities - None
         Item 3.           Default Upon Senior Securities - None
         Item 4.           Submission of Matters to a Vote of Security Holders:
                           -- None --
         Item 5.           Other Information - None
         Item 6.(a)        Exhibit 27 - Financial Data Schedule
         Item 6.(b)        Reports on Form 8-K - Current Report
                           on Form 8-K dated December 24, 1998
                           Reporting sales of equity securities
                           pursuant to Regulation S.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SCHMITT INDUSTRIES, INC.
                                                           (Registrant)


Date:      04/14/99       /s/ Wayne A. Case
           ----------     ------------------------------------------
                              Wayne A. Case, President/CEO/Director


Date:      04/14/99        /s/ Robert C. Thompson
           ----------     ------------------------------------------

                               Robert C. Thompson, Chief Financial Officer

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX

NUMBER                               DESCRIPTION                       LOCATION
-------                    ----------------------------                ---------
     27                    Financial Data Schedule                     Page 13
