Form 10-K
period 1999-05-31
SCHMITT INDUSTRIES INC
filed 1999-08-30
CIK 922612

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended: May 31, 1999

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from___________________ to _________________


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

                                 (503) 227-7908
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
----------------------------    -----------------------------------------------
            None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - no par value
                              (Title of each class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of August 18, 1999, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was $8,645,079 based on the closing sales price of the registrant's Common Stock on the Nasdaq National Market. On that date, there were 8,184,889 shares of Common Stock outstanding.

         Portions of the registrant's 1999 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof, and portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

The Company was incorporated under the laws of British Columbia, Canada in 1984. The Company name was changed to Schmitt Industries Inc. in 1987. In 1996, the Company was "continued" from British Columbia to the state of Wyoming and then merged into its wholly owned subsidiary, Schmitt Industries, Inc., an Oregon corporation; Schmitt Industries, Inc. was the surviving entity.

The Company acquired its original balancing equipment technology pursuant to a series of agreements from 1987 through 1991. The patented technology has been substantially enhanced and advanced by the Company in the past decade.

In 1995, the Company acquired all the outstanding shares of TMA Technologies Inc. ("TMA"), a designer, assembler and marketer of innovative industrial measurement systems based on laser light scatter technologies. As part of the purchase, the Company agreed to make royalty payments to TMA's shareholders of 5% on sales of TMA products and future Company products that utilize TMA's technologies, hardware, software and existing patents, subject to a maximum royalty of $6 million. Shortly after the acquisition, TMA began operations in Portland and subsequently changed its name to Schmitt Measurement Systems, Inc. ("SMS")

In 1996, the Company formed a wholly owned subsidiary, Schmitt Europe, Ltd. ("SEL"), under the laws of Great Britain to market and sell the Company's products in Great Britain.

In 1996, the Company purchased all the assets of the grinding wheel balancer division of Hofmann Machinenbau GmbH of Germany. The Company operates this business as Schmitt Hofmann Systems GmbH ("SHS"), a wholly owned subsidiary of the Company.

The Company's executive offices are located at 2765 N.W. Nicolai Street, Portland, Oregon 97210, and its telephone number is (503) 227-7908.

BALANCING PRODUCTS

The Company's principal product is the Schmitt Dynamic Balance System (the "SBS System"). It consists of a computer control unit, sensor, spindle-mounting adapter, and balance head. It was designed to be an inexpensive, yet highly accurate, permanent installation on grinding machines. Today, the SBS System is beginning to be evaluated by manufacturers for additional applications including large electric motors, industrial fans, industrial brushing devices, turbines and similar devices.

The SBS System is fully automated and consequently the user does not have to pre-balance such devices as grinding wheels. This reduces the setup time of such operations and ensures a smoother and more efficient operation. Operating on a principle of mass compensation for wheel imbalance, the balance head contains two movable eccentric weights, each of which is driven by electric motors through a precision gear train. These weights can be repositioned to offset any imbalance in a grinding wheel or other application. Imbalance or vibration is picked up by the sensor that feeds a signal to a controller that filters the signal by revolutions per minute. The controller then drives the two balance head weights in the direction that reduces the amplitude of the vibration signal. When the weights are positioned so the lowest vibration level is reached, the balance cycle is complete.

Notable features of the SBS System include its ability to fit almost all machines, ease of installation, compact and modular construction, ability to balance a wheel while on a machine, elimination of wheel vibration, automatic monitoring of balancing, display in both English and metric systems, instrument grade calibration, short balance process, measurement of both displacement and/or velocity, and minimal user maintenance.

Benefits to the system user include improved quality of finished parts, ease of product adaptation, minimal downtime, complete and ready installation, elimination of need for static balancing, longer life for wheels, dressings, diamonds and spindle bearings, the ability to balance within 0.02 microns and its adaptability to all types of machines.

The precision grinding industry has a worldwide presence and is established in all industrialized countries. In each major industrialized country there are three major market segments: machine tool builders, rebuilders and grinding machine users.

The first major market segment consists of machine tool builders who actually design and manufacture a variety of cylindrical, surface and specialty application grinding machines that are sold at home and also exported to foreign markets. SBS System products are distributed to a variety of world markets through OEM (original equipment manufacturer) accounts, where a special pricing (20%) discount is offered to the machine builder if the designer incorporates the SBS System into its machine.

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

One successful marketing channel to tool builders is grinding machine users. Those customers use the SBS System and enjoy the benefits from that product. When they purchase new systems from OEM's, they often request that SBS products be included with the new equipment.

The second major market segment consists of machine tool rebuilders found in all industrial nations who develop their business with users by offering to completely update and refurbish older machine tools. These rebuilders typically tear the old machine apart and install new bearings, electronics, and advanced features, such as the Schmitt Dynamic Balancing System. The Company currently sells its products directly to all major machine rebuilders in the U.S. and to some countries in Western Europe.

Grinding machine users in industrialized countries are the third major market segment. Users become aware of the SBS System through trade shows, trade magazine advertising, distributors, field representatives, referrals and new machine suppliers.

Precision grinding is increasing as a worldwide method of material removal and processing. Therefore, the Company believes there may be an increase in market growth and an increase in the need for automatic balancers. Precision grinding is necessary in all major manufacturing areas such as the automotive industry (camshafts, crankshafts, valves), bearings (roller and tapered types), ceramics (precision shaping), electric motors (shafts), pumps (shafts and turbines), aircraft (engine parts), and general manufacturing.

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

The acquisition of SHS added additional balancer designs to the Company's worldwide product line. The SHS internal spindle balancers and ring balancers add to the total balancer package available from the Company. These proven designs, along with the original fluid-based balancer, allow Schmitt to broaden its machine applications.

In Fiscal 1997, 1998 and 1999, net sales of the Company's balancing products totaled $6,151,473, $7,532,112 and $7,377,879, respectively. Net sales of balancing products accounted for 58% of the Company's revenue in Fiscal 1997, 71% in Fiscal 1998 and 93% in Fiscal 1999. See Note 9 to Consolidated Financial Statements.

COMPETITION. Management believes the SBS System is the only fully automatic balancing system marketed in the world. All other competitive balancing products require special setup and training or calibration to the specific machine. The Company believes the SBS System is currently the only balancing product on the market that fits all machines with wheel sizes from 6 to 48 inches in diameter and a spindle rpm of 500 through 7,500.

Competitive products include European manufacturers building water balancers and electromechanical balancers similar to the SBS System. Water balancers are currently priced about 1.5 times the level of the SBS System because of expensive plumbing and water chambers machined into the wheel hub. The machines are disassembled and parts remachined or replaced within the spindle assembly, a process that takes from one to two days. The system is "tuned" or "calibrated" to the machine by a factory service technician. Although water systems are unable to balance at low rpm, they work at mid- and high-speeds when properly monitored by regularly cleaning filters and checking clearance of water jets. This technology is the oldest in the market and is employed in the SHS-installed systems. After the acquisition of SHS in 1996, the Company considered European electromechanical balancers as its major competition due to their established base in Europe.

Several European companies located primarily in Switzerland, Germany, Spain and Italy produce electromechanical balancers similar to the SBS System. These European balancers have electronic deficiencies that render them less effective in solving essential balancing requirements. They cannot achieve the consistent low balance levels obtained by the SBS System and cannot operate effectively at 500 rpm (low speed) or at 7,500 rpm (high speed). In addition, these balancers have inferior brush and cable assemblies that cause down time and high maintenance. None of these companies currently can compete effectively with the Company in providing mounting adapters for all grinding machines.

The SBS System list price is $7,995 worldwide. Water balancers produced by German companies other than SHS are priced at $11,000 to $15,000, and electromechanical systems are priced at $8,000 to

$10,000 worldwide. Management market surveys indicate customers perceive the value of an automatic balancer to be approximately $8,000; therefore, Company pricing is geared to obtaining a dominant market position and meeting competitive supplier prices. The market strategy is to establish the SBS System as the dominant product with the best quality, reliability and performance and superior economic value.

SCHMITT MEASUREMENT SYSTEMS, INC.

SMS manufactures and markets a line of laser-based, precision measurement systems. In addition, SMS operates a precision light scatter measurement laboratory utilized by third-party equipment manufacturers and others.

Light scatter technology involves using lasers, optics and detectors to throw a beam of light on a material sample and record its reflection/transmission. Analysis of light scatter information can determine material characteristics such as surface roughness and defects, without introducing contaminants and causing changes to the tested material.

The principal products of SMS are laser-based measurement products and technology applicable to both industrial and military markets. Historically, TMA (now SMS) did not pursue industrial markets but instead concentrated on military markets. The Company believes this strategy was a significant contributing factor in the failure of TMA to achieve profitable operations.

The Company has used the patents, patent applications, trademarks and other proprietary technology acquired with TMA to successfully refocus the marketing efforts into industrial markets, including electronics, computer disk manufacturers and flat-panel display manufacturers.

In Fiscal 1997, 1998 and 1999, net sales of SMS products totaled $4,390,499, $3,093,972 and $579,844, respectively. Net sales of SMS products accounted for 42% of the Company's revenue in Fiscal 1997, 29% in Fiscal 1998 and 7% in Fiscal 1999. See Note 9 to Consolidated Financial Statements.

SMS operates three product lines: laser-based light-scatter measurement products, a light-scatter measurement laboratory and other laser alignment products.

The measurement products use proprietary laser light scatter technology to perform non-contact surface measurement tests that quantify surface micro-roughness in a rapid, accurate, repeatable and non-destructive manner. Products are sold to manufacturers of disk drives and silicon wafers, both industries with fabrication processes that require precise and reliable measurements.

Computer hard disks require exact manufacturing control and a narrow tolerance band for acceptable roughness. The read/write head of the disk drive flies over the surface on a cushion of air generated when the rough surface of the rotating disk pulls air under the head. If the surface is too smooth, the head may stick or bind to the disk. If it is too rough, the head will fly too far from the disk surface, causing a reduction in data density or storage capacity. The TMS and DTM product series meet the challenges of disk drive manufacturers.

The original TMS-2000 (Texture Measurement System) product revolutionized disk-manufacturing technology by providing the fastest, most accurate, non-contact texture measurement system in the world. It is currently being used by most major disk drive manufacturers and provides fast, accurate, repeatable microroughness measurements and quadruples production throughput when compared to other testing devices.

The DTM 2000 (Dual Texture Measurement System) is the fastest, most accurate, non-contact automated texture measurement system in the world. This product provides affordable 100% inspection and is currently being used by most major manufacturers of computer disk drives. The advanced laser-based system is ideally suited for testing in production or quality control applications. An automated conveyor system moves the disks on a cassette. Each disk is automatically raised from the cassette, scanned simultaneously on both sides by twin lasers and returned to the cassette. Testing speeds are compatible with most in-line production processes. Customers of the DTM and TMS series include Seagate Substrates, HMT Technology Corporation, Western Digital and Komag, Inc.

The capabilities of these products were enhanced significantly in Fiscal 1999 with the development and introduction of the "RC" series. This product uses light scatter technology to simultaneously measure roughness of the disk surface in two directions. The read/write head travels over the disk in two ways, radially when moving to another disk sector and circumferentially when processing information on the disk. With emerging disk technology, two separate roughness measurements averaging below one angstrom are required so the head can operate correctly. This measurement method was not possible until developed by Schmitt and is not possible through any other measurement means that are cost effective. Surface roughness can now be measured to levels below 0.5 Angstroms (the point of a needle is 1 million angstroms in diameter).

The TMS-2000W and TMS-3000W (Texture Measurement Systems) are the SMS products that provide fast, accurate, repeatable measurements for manufactures of silicon wafers, computer chips and memory devices. The system provides measurements to a few hundredths of an angstrom, a level unachievable by other testing devices. Silicon wafers are carefully cut and polished to provide the base upon which a computer or memory chip is produced. Chip manufacturing is extremely dependent on the beginning surface roughness of the wafer as all silicon wafers exhibit a microscopic level of surface roughness, stemming from chemical deposition, grinding, polishing, etching, or any number of other production techniques. This industry demands manufacturing precision to increase performance and capacity and the TMS-2000W and TMS-3000W help achieve these goals. This system also provides a way for SMS customers to quantify and control its manufacturing process.

SMS provides a highly advanced, extremely precise measurement services laboratory to a wide variety of industrial and commercial businesses, using advanced laser light scatter technology. The laboratory uses three SMS CASI Scatterometers for measuring surface roughness. The true value of the laboratory is not only its extremely precise measurement capability but also the test item is not altered, touched or destroyed. Thus, the laboratory is widely used by the semiconductor and computer hard disk industries, as well as manufacturers of critical optical components in aerospace and defense systems. Customers of the laboratory have included Aerojet, AT&T Bell Labs, Eastman Kodak, General Electric, IBM, NASA and dozens of other industrial companies, universities and government agencies.

The CASI Scatterometers are angle-resolved BRDF measurement instruments providing customers with precise roughness measurements of optical surfaces, diffuse materials, semiconductor wafers, magnetic storage media, precision-machined surfaces, as well as surfaces affecting the cosmetic appearance of consumer products. A Scatterometer uses ultraviolet or infrared laser light as a nondestructive probe to measure surface quality, optical performance, smoothness, appearance, defects and contamination on a wide variety of materials.

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

The laboratory generated approximately 2% of SMS's total revenue during Fiscal 1997, 3% during Fiscal 1998 and 20% during Fiscal 1999. Total revenue for this business is expected to rise modestly in the future but to always represent a small percentage of SMS's business. Use of the laboratory leads to orders for SMS's laser-based light scatter measurement products by its customers and therefore represents one of the best marketing channel for SMS's current and future products. Existing products (such as the iScan and the Model 2002 alignment laser system) and products being developed in conjunction with the measurement services laboratory are being marketed to a variety of industrial customers.

The Scan System consists of a hand-held control unit, an interchangeable measurement head and a separate charging unit. To perform a measurement, the operator places the measurement head on the objective area and presses a button. Each measurement takes less than five seconds. The results are displayed and stored in system memory. The Scan can store 700 measurements in 255 files and provides the capability to program pass/fail criteria. Software is available for control, analysis and file conversion. From a single measurement, a user can determine RMS surface roughness, reflectance and scatter light levels (BRDF) on flat or curved surfaces under any lighting conditions.

The Auto-Collimating Alignment Laser System - Model 2002 is an extremely accurate laser alignment system. The incorporation of a solid-state laser diode provides increased beam stability and eliminates warm-up time. The unique TMA See-Thru target design completely eliminates beam displacement and power loss. The addition of an operator selectable auto-collimating feature provides one arc second accuracy over a large angular range. A microprocessor automates system configuration. A new bus interconnect reduces setup time and allows up to seven operator selectable targets, reducing time required to perform measurements. A complete Model 2002 system consists of an auto-collimating laser, power supply, digital display, See-Thru and end targets, carrying case and cable assemblies.

On April 23, 1998, the Company entered into a Technology Transfer Agreement with Centerline Engineering, Inc. and several individuals for the purchase of the rights to a non-contact gauging apparatus. The $100,000 purchase included the technology, the prototype and instruction manuals, technical information, and related patent applications. In Fiscal 1999, SMS developed the initial product utilizing that technology and installed the equipment at a beta-test site. Introduction of the new product is expected to occur in Fiscal 2000.

BUSINESS AND MARKETING STRATEGY

The Company designs, assembles and markets all of its products. The Company's operations are divided into a number of different areas. The Vice President of Operations directs the production organization, and is responsible for all assembly, purchasing and production engineering. The Product Marketing Division is responsible for the sale of SBS System products and is managed by the President/CEO and four Marketing Managers. Three of the Marketing Managers are responsible for domestic sales while the fourth is responsible for sales in Mainland China, Japan and Korea. The President/CEO is responsible for sales in both eastern and western Europe and also oversees the efforts of the four Marketing Managers. The technical services division is responsible for providing technical support to customers and is managed by the Vice President of Operations. Finally, there is a research and development group supervised directly by the President/CEO and the Vice President of Operations.

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

Second, trade shows represent a significant amount of marketing/sales effort. These events are held throughout the world and have proven to be excellent sources of business. A Company representative, usually one of the marketing managers and/or the President/CEO, attends these events along with local Company representatives. These individuals operate a display booth featuring professional products, an SBS System demonstration stand and product and technical literature. Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows.

Third, original equipment manufacturers often include the SBS System on the machine tools they produce. Users thus purchase the SBS System concurrently with the machine tools. The SBS Systems are often installed by machine builders prior to displaying their own machine tools at various trade shows and these samples often become endorsements that prove beneficial to the Company's sales efforts.

In the United States, most products are shipped directly to customers from the Company's distribution center in Portland, Oregon. Where the Company has distributors, the product is shipped to the distributor, who in turn pays the Company directly and then delivers and installs the product for the end user. Western European distribution to customers is handled by shipping the product directly from the Company's Portland headquarters to the European subsidiaries, who in turn sell the products to the end users.

Similar to the parent company, SMS uses a variety of methods to market and sell its products. First, a Marketing Manager who is under the direction of the President/CEO directs the overall marketing efforts. Second, the Company uses an independent manufacturer's representative to work with and service customers. That agent is paid a 5% commission on units he is responsible for selling. Third, trade shows represent a significant amount of marketing/sales effort. The President/CEO attends these events along with various Company representatives. These individuals operate a display booth featuring professional products, SMS product demonstrations and product and technical literature. Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows. Fourth, the Company had an Exclusive Distribution Agreement, with Sloan Technology, Inc. (dba Veeco Process Metrology), a subsidiary of Veeco Instruments, Inc. (NASDAQ : VECO). Under this agreement, Veeco was appointed the exclusive distributor for the promotion and sale of SMS products. Veeco was also to provide customers with after-sale services. This agreement was mutually terminated in December 1998. In fiscal 1999, approximately 2% of the Company's total revenue was attributable to sales made to Veeco. No customer accounted for more than 10% of the Company's total revenue in Fiscal 1999.

All SMS products are manufactured in the Portland, Oregon facility and shipped directly to customers around the world from that location.

The SBS System customer base consists of over 250 companies and the SMS customer base consists of approximately 200 companies, many of which are also purchasers of the Company's balancing products.

MANUFACTURING

The Company does not use any unique sources of supply or raw materials in its products for either SBS System balancing products or SMS measurement products. Essential electronic components used are available in large quantities from various suppliers. These electronic components are assembled into the SBS System and SMS electronic control units to meet the Company's quality and assembly standards. Company-owned software and firmware are coupled with the electronic components to provide the basis of the Company's various electronic control units. The Company believes several sources of supplies exist for all electronic components and assembly work used in its electronic control system. The Company's primary outside supplier of electronic assembly is Laughlin-Wilt Group, Inc. ("Laughlin-Wilt") of Beaverton, Oregon, a custom supplier of assembled electronic products for several Pacific Northwest companies. In the event of supply problems, the Company believes that two or three alternatives could be developed within 30 days to supplement or replace Laughlin-Wilt.

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

The Company uses in-house skilled assemblers to construct and test vendor-supplied components. Component inventory of finished vendor-supplied parts is held on Company property to assure adequate flow of parts to meet customer order requirements. Inventory is monitored by a computer control system designed to assure timely re-ordering of components.

In-house personnel assemble various products and test all finished components before placing them in the finished goods inventory. Finished goods inventory is maintained via computer to assure timely shipment and service to customers. All customer shipments are from the finished goods inventory.

In November 1996, the Company's Quality Control Program received full ISO-9001 certification.

PROPRIETARY TECHNOLOGY

The Company's success depends in part on its proprietary technology, which the Company attempts to protect through patents, copyrights, trademarks, trade secrets and other measures.

The Company has U.S. patents covering both its SBS and SMS products, processes and methods which the Company believes provide it with a competitive advantage. The Company has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. While patents provide certain legal rights of enforceability, there can be no assurance that the historical legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses as to issued patents will, in fact, be considered substantial in the future. There can be no assurance as to the degree and range of protection any patent will afford, whether patents will issue or the extent to which the Company may inadvertently infringe upon patents granted to others.

"SBS" and "SMS" are registered trademarks and are affixed to all products and literature created in the Company's balancer and measurement product lines, respectively. The Company also has registered trademarks covering various SMS systems and instruments.

The Company manufactures its SBS products under copyright protection in the U.S. for electronic board designs. Encapsulation of the finished product further protects the Company's technologies including software.

The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

While the Company pursues patent, trademark, trade secret and copyright protection for products and various marks, it also relies on know-how and continuing technology advancement, manufacturing capabilities, affordable, high-quality products, new product introduction and direct marketing efforts to develop and maintain its competitive position.

PRODUCT DEVELOPMENT

Prior to Fiscal 1996, research and development activities of the Company were focused on the enhancement of the existing product lines for balancers and on development work toward the ring balancer product. Since its acquisition of TMA, the Company has expended significant efforts evaluating existing and potential new products for the light-scatter precision measurement market.

In Fiscal 1997, the Company began an aggressive research and development program to expand the product lines and capabilities with the goal to enter new market areas and enhance products in existing market areas. The goal was to reduce reliance the Company had on historic market segments. During Fiscal 1999, the Company continued to develop new balancing and laser measurement products.

The new SB-4500 unit controls balancing in applications with speeds ranging from 300 to 30,000 rpm compared to a range of 500 to 10,000 rpm with the prior Schmitt product. Vibrations are now measured down to 0.02 microns or 0.75 millionths of an inch, a ten-fold performance improvement over the prior control unit. Finally, customers can balance their grinding machines faster, reducing costly down time and increasing factory throughput. The multi-function unit now provides the versatility to control several activities including Schmitt's mechanical and fluid based balancers and the new AEMS (Acoustical Emission Monitoring System) product. This new generation of computer control will allow the future addition of new Schmitt products through the insertion of electronic control cards in any of the four control slots located in the SB-4500.

Schmitt developed the AEMS (Acoustical Emissions Monitoring System) product to meet the needs of its grinding customers. The product is added to the SB-4500 balance control unit via insertion of an electronic control card. It monitors the dressing and grinding process of the customer by direct measurement of machine-generated acoustic signals. By monitoring the high frequency sound signal generated by contact between the wheel and work piece, the system automatically determines when wheel contact is made. Users can eliminate the "gap" time from their grinding process and also automatically detect the beginning of a wheel "crash" and immediately signal the grinder to stop before real damage occurs. Customers can also use the acoustic information made available by the AEMS system to monitor the quality and timing of wheel contact with either the work part or the wheel dresser, thereby further improving the whole process. The benefits of the AEMS "gap and crash" product to the customer include time savings from quick and easy setups, improved dressing and grinding process, and elimination of expensive part and machine damage.

The grinding industry is moving rapidly toward higher speed grinding applications and the Hydrokompenser system has been redesigned to appeal to these environments (defined as those with grinding speeds up to 20,000 rpm). Until now, the industry has not had a product that could be used in the emerging high speed grinding environments. This industry segment requires the most precise grinding and therefore control that only Schmitt products can provide. Now controlled by the SB-4500 computer control unit, the Hydrokompenser possesses the same precise and exacting performance standards required by the high speed grinding industry

Disk drive media of the future will have greater storage capacity on the same size disk. Increasing the density of the information stored on the disk is the main method to increase capacity. To do so, the roughness of the disk media must be reduced to levels below ten angstroms, the current production standard. To assure those levels are reached and to avoid significant postproduction rejects, the customer may test 100% of all disks. Schmitt Measurement products continue to provide manufacturers with that capability and those tools were improved dramatically during the most recent fiscal year. The TMS-2000RC and DTM-2000RC are examples of technology enhancing or complementing existing products.

Companies that grind the production rolls used in such industries such as steel, brass, copper, printing and paper face a long, slow manual process to assure these rolls are ground to the dimensions and smoothness required before they can be used in their factory. Problems experienced include the difficulty of obtaining proper alignment of rolls during grinding, the time-consuming measurement of roll geometry and surface finish during grinding, the need for expensive periodic re-grinding of used rolls and the resulting costly factory down time. The industry has been seeking a solution to these problems that would automate the process and allow grinding of rolls to an increased level of precision

The solution to the dilemma faced by the roll grinding industry is to use Schmitt patented laser light scatter technology to speed up the process and reduce costs. The computer controlled system measures rolls to exact dimensions that are established by the customer. Evaluated are the alignment of the roll in the grinder, the diameter of the roll compared to established levels and the mircroroughness of the surface. A process that has been totally manual has now become fully automated and much more accurate. This new laser-based technology is scheduled to be introduced in the second quarter of Fiscal 2000. This new Schmitt system results in the lowest possible measurement costs to the customer yet produces by far the highest quality product, together with improved documentation. User costs decline because this non-contact measuring process is designed to allow quicker setups of the roll grinder and in-process gauging (rather than stopping the process to make measurements). The result is increased grinding throughput as the yield is increased due to these production efficiencies. Rolls can be inspected on a 100% basis rather than the current random test method. The product is currently under testing at a beta test site where several companies within the industry have seen it and are interested in learning more about the product.

During Fiscal 1997, 1998 and 1999, the Company's research and development expense totaled $205,800, $379,798 and $462,136 respectively.

INTERNATIONAL SALES

The Company's sales in the last three fiscal years have been generated from the following geographic areas:

                      North America           Europe             Asia
                    -----------------     --------------     ------------
Fiscal 1999            $4,901,460            $2,798,471        $257,792
Fiscal 1998             8,006,428             2,488,344         131,312
Fiscal 1997             8,664,819             1,601,359         275,794

BACKLOG

The Company does not generally track backlog. Normally, orders are shipped within several weeks after receipt unless the customer requests otherwise.

EMPLOYEES

As of July 16, 1999, the Company employed 53 individuals worldwide on a full-time basis. There were no regular part-time employees. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

The Company's design and assembly facilities and executive offices are located in a 7,500-square foot building in Portland, Oregon owned by the Company; a 33,000-square foot facility, located across the street from the executive offices and also owned by the Company, houses SMS's operations. Schmitt Europe Ltd. occupies a 1,893-square foot facility in Coventry, England pursuant to a five-year lease beginning February 1, 1997 with a basic monthly rent of L1,708 (approximately $2,737 as of July 16, 1999). SHS occupies a
5,194-square foot facility in Alsbach, Germany pursuant to a five-year lease beginning February 1, 1997 with a basic monthly rent of DM 5,442 (approximately $2,904 as of July 16, 1999). The Company believes its facilities are adequate to meet its currently foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings currently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 1999.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since May 5, 1997, the Company's Common Stock has been traded on the Nasdaq National Market; prior to that it was traded on the Nasdaq-Small Cap Market. The Common Stock is traded under the symbol "SMIT."

The following tables set forth the high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for the periods indicated.

              YEAR ENDED MAY 31, 1998              HIGH              LOW
           -------------------------------      ------------     ------------
           First Quarter                           $9.75            $7.50
           Second Quarter                         $12.00            $8.00
           Third Quarter                          $10.13            $7.38
           Fourth Quarter                          $8.13            $5.69

              YEAR ENDED MAY 31, 1999              HIGH              LOW
           -------------------------------      ------------     ------------
           First Quarter                           $6.38            $3.88
           Second Quarter                          $5.00            $3.13
           Third Quarter                           $4.38            $3.00
           Fourth Quarter                          $4.00            $1.94

As of July 16, 1999, there were 8,184,889 shares of Common Stock outstanding held by approximately 130 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 2,500 individual holders of shares of Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is included in the Company's Annual Report to Shareholders for the fiscal year ended May 31, 1999 ("Annual Report") under the heading "Selected Financial Data" and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included in the Annual Report under the heading "Management's Discussion and Analysis" and is incorporated herein by reference.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company does not have any derivative financial instruments as of May 31, 1999. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company's cash equivalents and marketable securities as well as interest paid on debt.

The Company has lines of credit and other debt whose interest rates are based on various published prime rates that may fluctuate over time based on economic changes in the environment. The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate. The Company does not expect any change in the interest rates to have a material adverse effect on the Company's results from operations.

FOREIGN CURRENCY RISK

The Company operates subsidiaries in the United Kingdom and Germany. The Company's business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies. To date, the foreign currency exchange rates have not significantly impacted the Company's profitability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this Item are included in the Annual Report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

In July 1997, the Company replaced its independent accountant, Moss Adams LLP, with PricewaterhouseCoopers LLP. The Audit Committee of the Company's Board of Directors made this decision.

Moss Adams LLP's report for the fiscal year ended May 31, 1997 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During Fiscal 1997 and until Moss Adams LLP's dismissal, there were no disagreements with Moss Adams LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Moss Adams LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.


                                    PART III

Certain information required by Part III is included in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders ("Proxy Statement") and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in the Proxy Statement under the heading "Election of Directors" and is incorporated herein by reference.

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

                1.   REPORT OF INDEPENDENT ACCOUNTANTS:

                     To the Board of Directors and Shareholders of Schmitt Industries, Inc.

                     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Schmitt Industries, Inc. and its subsidiaries at May 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                     PricewaterhouseCoopers LLP
                     Portland, Oregon
                     July 13, 1999

                2.   INDEPENDENT AUDITOR'S REPORT:

                     To the Board of Directors and Stockholders of Schmitt Industries, Inc. and Subsidiaries

                     We have audited the accompanying consolidated balance sheet of Schmitt Industries, Inc. and Subsidiaries as of May 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Schmitt Industries, Inc. and Subsidiaries as of May 31, 1997, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                     Moss Adams LLP
                     Portland, Oregon
                     July 10, 1997

                3.   FINANCIAL STATEMENTS:

                     The following financial statements required by this Item are included in the Company's Annual Report to Shareholders for the fiscal year ended May 31, 1999 and are incorporated by reference herein:

                                                                                       Annual Report
                                                                                        Page Number
                                                                                      ---------------
                     A.    Consolidated Balance Sheets as of May 31, 1999 and
                           May 31, 1998 ......................................               10

                     B.    Consolidated Statements of Operations for each of
                           the years ended May 31, 1999, May 31, 1998 and May
                           31, 1997 ..........................................               11

                     C.    Consolidated Statements of Cash Flows for each of
                           the years ended May 31, 1999, May 31, 1998 and May
                           31, 1997 ..........................................               12

                     D.    Consolidated Statements of Changes in Stockholders'
                           Equity for each of the years ended May 31, 1999, May
                           31, 1998 and May 31, 1997                                         13

                     E.    Notes to Financial Statements .....................               14

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

                                      SCHMITT INDUSTRIES, INC.


                                      By:   /s/ Wayne A. Case
                                         --------------------------------------
                                           Wayne A. Case
                                            CHAIRMAN OF THE BOARD, PRESIDENT
                                            AND CHIEF EXECUTIVE OFFICER

                                      Date:  August 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 30, 1999.

SIGNATURE                                   TITLE
---------                                   -----
/s/ Wayne A. Case                           Chairman of the Board, President and Chief
--------------------------------------      Executive Officer
Wayne A. Case                               (Principal Executive Officer)


/s/ Robert C. Thompson                      Chief Financial Officer/Treasurer
--------------------------------------      (Principal Financial and Accounting Officer)
Robert C. Thompson

/s/ David L. Dotlich                        Director
--------------------------------------
David L. Dotlich

/s/ David M. Hudson                         Director
--------------------------------------
David M. Hudson

/s/ Trevor Nelson                           Director
--------------------------------------
Trevor Nelson

/s/ Dennis T. Pixton                        Director
--------------------------------------
Dennis T. Pixton

/s/ John A. Rupp                            Director
--------------------------------------
John A. Rupp

                                INDEX TO EXHIBITS

  EXHIBITS                                            DESCRIPTION
 -----------  ---------------------------------------------------------------------------------------------
      3(i)    Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the "Company").
              Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for
              the fiscal year ended May 31, 1998..........................................................

     3(ii)    Second Restated Bylaws of the Company Incorporated by reference to Exhibit 3(ii) to the
              Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.................

      10.1    Schmitt Industries, Inc. Amended & Restated Stock Option Plan.  Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May
              31, 1998....................................................................................

      10.2    Agreement dated April 21, 1995 between TMA Technologies, Inc. and the Company.
              Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for
              the fiscal year ended May 31, 1996..........................................................

      10.3    Exclusive Distribution Agreement dated February 23, 1998 between Sloan Technology Inc. and the Company.  Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1998.  (Confidential treatment has been granted for certain portions of this Agreement; these confidential portions have been filed separately with the Securities and Exchange Commission.)..............................

      10.4    Sales Contract dated November 19, 1996 between Herr Dirk Pfeil, receiver of Hofmann
              Machinenbau GmbH, and Schmitt Hofmann Systems GmbH.  Incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
              February 28, 1997...........................................................................

      10.5    Technology Transfer Agreement dated April 23, 1998 between Centerline Engineering, Inc. and the Company.  Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on
              Form 10-K for the fiscal year ended May 31, 1998............................................

     *13.1    Annual Report to Shareholders of Schmitt Industries, Inc. for fiscal year ended May 31, 1999

     *21.1    Subsidiaries of Schmitt Industries, Inc.....................................................

     *23.1    Consent of PricewaterhouseCoopers LLP.......................................................

     *23.2    Consent of Moss Adams LLP...................................................................

     *27.1    Financial Data Schedule.....................................................................

------------------------------

* Filed herewith