Form 10-Q
period 1999-08-31
SCHMITT INDUSTRIES INC
filed 1999-10-14
CIK 922612

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

For the quarterly period ended:       August 31, 1999
                                   ----------------------------
                                       or
----
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to:
                                 -------------------     ----------------------
Commission File Number:     0-23996
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
                                           Yes    XX          No
                                                ------            ------

The number of shares of each class of common stock outstanding as of August 31,
1999 Common stock, no par value                          8,184,889

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                            SCHMITT INDUSTRIES, INC.

                               INDEX TO FORM 10-Q

                                                                                                     Page
                                                                                                  -----------
Part I   -          FINANCIAL INFORMATION

Item 1   -          Financial Statements:

                    Consolidated Balance Sheets:
                    -  August 31, 1999 and May 31, 1999...                                            3

                    Consolidated Statements of Income:
                    -  For the Three Months Ended August 31, 1999 and 1998                            4

                    Consolidated Statements of Cash Flows:
                    -  For the Three Months Ended August 31, 1999 and 1998                            5

                    Supplemental Schedule of Non-Cash Investing and Financing Activities              5

                    Notes to Interim Consolidated Financial Statements                                6

Item 2 -            Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                        8

Item 3 -            Quantitative and Qualitative Disclosures About Market Risk                        10

Part II -           OTHER INFORMATION                                                                 11


Signatures -                                                                                          11


Exhibits -                                                                                            12

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
             Item 1.            Financial Statements

                                          SCHMITT INDUSTRIES, INC.
                                        CONSOLIDATED BALANCE SHEETS

                                                   ASSETS

                                                                       August 31,
                                                                          1999
                                                                        Unaudited             May 31, 1999
                                                                    -------------------    ------------------
CURRENT ASSETS
   Cash                                                                    $   676,252           $   268,888
   Accounts receivable                                                       1,268,060             1,423,611
   Inventories                                                               4,583,079             4,444,012
   Prepaid expenses                                                            106,279                75,454
   Income taxes receivable                                                     215,302               295,964
                                                                    -------------------    ------------------
         TOTAL CURRENT ASSETS                                                6,848,972             6,507,929
                                                                    -------------------    ------------------
PROPERTY AND EQUIPMENT
   Land                                                                        299,000               299,000
   Buildings and improvements                                                1,194,764             1,194,664
   Furniture and equipment                                                   1,099,565             1,086,840
                                                                    -------------------    ------------------
                                                                             2,593,329             2,580,504
   Less accumulated depreciation and amortization                              953,128               926,314
                                                                    -------------------    ------------------
         TOTAL PROPERTY AND EQUIPMENT                                        1,640,201             1,654,190
                                                                    -------------------    ------------------
OTHER ASSETS
   Long-term investment                                                      2,579,000             2,135,000
   Long-term deferred tax asset                                                898,628               898,628
   Other assets                                                                 81,666                86,667
                                                                    -------------------    ------------------
         TOTAL OTHER ASSETS                                                  3,559,294             3,120,295
                                                                    -------------------    ------------------
TOTAL ASSETS                                                              $ 12,048,467          $ 11,282,414
                                                                    ===================    ==================

                                     LIABILTIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                        $   610,972           $   392,287
   Accrued liabilities                                                         310,954               303,567
                                                                    -------------------    ------------------
         TOTAL CURRENT LIABILITIES                                             921,926               695,854
                                                                    -------------------    ------------------
LONG-TERM DEFERRED TAX LIABILITY                                               133,000                    --
                                                                    -------------------    ------------------
STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
         authorized, 8,184,889 shares issued and outstanding at              7,284,445             7,284,445
         August 31, 1999 and May 31, 1999 respectively
   Accumulated other comprehensive income (loss)                               120,658             (201,781)
   Retained earnings                                                         3,588,438             3,503,896
                                                                    -------------------    ------------------
         TOTAL STOCKHOLDERS' EQUITY                                         10,993,541            10,586,560
                                                                    -------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 12,048,467          $ 11,282,414
                                                                    ===================    ==================

  The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                          SCHMITT INDUSTRIES, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998
                                                (UNAUDITED)

                                                                             Three Months Ended
                                                                    -----------------------------------------
                                                                     August 31, 1999        August 31, 1998
                                                                    -------------------    ------------------
Sales                                                                     $  2,012,797          $  1,984,671
Cost of sales                                                                  957,271             1,023,168
                                                                    -------------------    ------------------
   Gross profit                                                              1,055,526               961,503
                                                                    -------------------    ------------------

Operating expenses:
   General, administrative and sales expenses                                  833,070               853,456
   Research and development                                                    129,925               176,829
                                                                    -------------------    ------------------
                                                                               962,995             1,030,285
                                                                    -------------------    ------------------

Operating income (loss)                                                         92,531              (68,782)
                                                                    -------------------    ------------------

Other income                                                                    26,011                28,825
                                                                    -------------------    ------------------

Income (loss) before provision for income taxes                                118,542              (39,957)

Provision for income taxes                                                      34,000                11,500
                                                                    -------------------    ------------------

Net income (loss)                                                          $    84,542          $   (51,457)
                                                                    ===================    ==================

Net income (loss) per common share:

   Basic                                                                    $      .01           $     (.01)
                                                                    ===================    ==================

   Diluted                                                                  $      .01           $     (.01)
                                                                    ===================    ==================

    The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                          SCHMITT INDUSTRIES, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998
                                                (UNAUDITED)

                                                                             Three Months Ended
                                                                    -----------------------------------------
                                                                     August 31, 1999        August 31, 1998
                                                                    -------------------    ------------------
CASH FLOWS RELATING TO OPERATING ACTIVITIES
   Net income (loss)                                                       $    84,542          $   (51,457)
   Adjustments to reconcile net income (loss) to net cash
         Provided by (used in) operating activities:
      Depreciation                                                              70,457                76,305
      Amortization                                                               5,001                     0
   (Increase) decrease in:
      Accounts receivable                                                      155,551              (67,235)
      Inventories                                                            (139,067)             (505,848)
      Prepaid expenses                                                        (30,825)                31,498
      Income taxes receivable                                                   80,662              (10,509)
   Increase (decrease) in:
      Accounts payable                                                         218,685              (99,026)
      Accrued liabilities                                                        7,387                33,807
                                                                    -------------------    ------------------
         Net cash provided by (used in) operating activities                   452,393             (592,465)
                                                                    -------------------    ------------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES
   Purchase of property and equipment                                         (59,166)              (61,624)
   Disposals of property and equipment                                           2,698                 1,628
                                                                    -------------------    ------------------
         Net cash (used in) investing activities                              (56,468)              (59,996)
                                                                    -------------------    ------------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES
   Repurchase of company stock                                                       0              (47,258)
                                                                    -------------------    ------------------
         Net cash (used in) financing activities                                     0              (47,258)
                                                                    -------------------    ------------------

EFFECT OF FOREIGN EXCHANGE TRANSLATION ON CASH                                  11,439               146,190
                                                                    -------------------    ------------------

INCREASE (DECREASE) IN CASH                                                    407,364             (553,529)

CASH, BEGINNING OF PERIOD                                                      268,888             1,127,076
                                                                    -------------------    ------------------

CASH, END OF PERIOD                                                        $   676,252           $   573,547
                                                                    ===================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for interest                                $       673           $         0
   Cash paid during the period for income taxes                            $         0           $     1,928

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Increase in market value of long-term investment                        $   444,000           $        --
   Increase in long-term deferred tax liability                            $   133,000           $        --
   Increase in other comprehensive income                                  $   322,439           $        --

     The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                   THREE MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (UNAUDITED)

NOTE 1:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1999 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2000.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

NOTE 2:           EPS Reconciliation

                                                                             Three Months Ended
                                                                 --------------------------------------------
                                                                   August 31, 1999         August 31, 1998
                                                                 --------------------    --------------------
Weighted average shares (basic)                                            8,184,889               7,098,378

Effect of dilutive stock options                                             451,750                      --

                                                                 --------------------    --------------------
Weighted average shares (diluted)                                          8,536,639               7,098,378
                                                                 ====================    ====================

NOTE 3:           Comprehensive Income

                                                                             Three Months Ended
                                                                 --------------------------------------------
                                                                   August 31, 1999         August 31, 1998
                                                                 --------------------    --------------------
Net income (loss)                                                       $     84,542           $    (51,457)

Other comprehensive income (loss):
   Increase in fair market value of long-term investment,
      net of taxes                                                           311,000                      --
   Foreign currency translation adjustment                                    11,439                 146,190

                                                                 --------------------    --------------------
Total comprehensive income                                              $    406,981            $     94,733
                                                                 ====================    ====================

The long-term investment is considered an "Available-for-sale security". As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of tax benefits, are included in Accumulated Other Comprehensive Income (Loss) and reported as a separate component of Other Comprehensive Income (Loss) in Stockholders' Equity until realized. The cumulative translation adjustment consists of unrealized gains/losses from translation adjustments on intercompany foreign currency transactions that are of a long-term investment nature.

NOTE 4:           Segments of Business

The Company operates principally in two segments of business: the manufacturing of mechanical components for the machine tool industries, and the manufacturing of laser measurement systems for the computer disk, silicon wafer and dimensional sizing industries. The segment that manufactures mechanical components reported gross sales of $1,972,378 for the three months ended August 31, 1999, including inter-company sales of $189,136. This segment reported gross sales of 2,082,701 for the three months ended August 31, 1998, including inter-company sales of $265,697. The segment, which manufactures laser measurement systems, reported gross sales of $234,651 for the three months ended August 31, 1999, including inter-company sales of $5,096. For the three months ended August 31, 1998, the measurement products segment reported gross sales of $167,667 with no inter-

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                   THREE MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (UNAUDITED)

company sales. Geographically, US sales were $1,514,678 and $1,251,768 for three months ended August 31, 1999 and 1998 respectively. Foreign sales were $692,351 and $998,600 for the same three-month period, respectively. This includes inter-company sales of $194,232 for the three months ended August 31, 1999 and $265,697 for the three months ended August 31, 1998. For the three months ended August 31, 1999 and 1998, respectively, export sales by the US segment totaled $347,358 and $327,665.

Income from operations for the three months ended August 31, 1999 and 1998 for the mechanical components segment was $54,055 and $19,591, respectively. Income
(loss) from operations for the three months ended August 31, 1999 and 1998 of the laser measurement segment was $38,476, and $(88,373), respectively. Consolidated income (loss) from operations includes an adjustment of $7,500 for the elimination of inter-company rent for the three months ended August 31, 1999 and 1998. Income (loss) from operations for the US segment was $143,155 and $(79,165) respectively, for the three months ended August 31, 1999 and 1998 and for the foreign segment, (loss) income of $(50,624) and $10,383 respectively for the same three months.

Long-term assets at August 31, 1999 were $4,539,689 and $659,806 respectively for the mechanical components and laser measurement segments. At May 31, 1999, long-term assets for the mechanical components and laser measurement segments were $4,097,803 and 676,682 respectively. Long-term assets at August 31, 1999 were $5,084,108 and $115,387 for the US and foreign segments respectively. At May 31, 1999, long-term assets for the US and foreign segments were $4,654,796 and $119,689 respectively.

Depreciation expense incurred during the three months ended August 31, 1999 and 1998 by the mechanical components segment was $51,011 and $50,408, respectively. The laser measurement segment incurred depreciation expense of $19,446 and $25,897 for the three months ended August 31, 1999 and 1998, respectively. Amortization expense incurred during the three months ended August 31, 1999 and 1998 by the mechanical components segment was $5,001 and $-0-. The laser measurement segment did not incur amortization expense for the three months ended May 31, 1999 and 1998. The US segment incurred depreciation expense of $48,985 and $59,080 during the three months ended August 31, 1999 and 1998, respectively. The foreign segment incurred depreciation expense of $21,472 and $17,225 respectively, for these same three-month periods. The US segment incurred amortization expense of $5,001 and $-0- in the three months ended August 31, 1999 and 1998. The foreign segment has not incurred amortization expense. Capital expenditures for the three months ended August 31, 1999 and 1998, were $56,596 and $61,624 by the mechanical components segment and $2,570 and -0- by the laser measurement segment, respectively. Capital expenditures for the three months ended August 31, 1999 and 1998, were $41,996 and $20,227 by the US segment and $17,170 and $41,397 by the foreign segment, respectively.

Income from operations represents sales less costs and operating expenses. In computing income from operations, all overhead expenses have been allocated to both industry segments, as they are an integral part of profit recognition for each segment. Identifiable assets by segment of business are those assets used in the Company's operations in each segment. There are no unallocated Company assets.

NOTE 5:           Subsequent event

Subsequent to August 31, 1999, the Company renewed its unsecured short-term line of credit with its commercial bank. Terms were revised to reduce the interest rate to the bank's prime rate less 0.25% or LIBOR plus 2.00%. Prior to the renewal, interest rates were either at the bank's prime rate or LIBOR plus 2.50%. In addition, the new agreement calls for certain covenants regarding earnings and current ratio. If this agreement had been in effect at August 31, 1999, the Company would have been in compliance with the loan covenants.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Company operations improved during the first quarter of fiscal 2000, ended August 31, 1999, as evidenced by an increase in sales and a return to profitable operations. In comparison to the same period last year, Balancer product sales have grown in the United States while softness in the industry in the United Kingdom and Germany has resulted in a decline in sales in those markets. The overall result is that Balancer sales are flat when compared to year-ago levels. Sales of Schmitt Measurement Systems, Inc. ("SMS") products were at expected levels for the quarter and up slightly from the prior year. The increase occurred as the worldwide computer industry has begun to improve after several months of a decline in activity. The overall result was a net income of $84,542 for the first quarter of fiscal 2000.

Results of Operations:

Sales in the first quarter of fiscal 2000 increased to $2,012,797 versus $1,984,671 in the same period last year. This increase occurred in the measurement segment of the business. SMS sales totaled $229,555 in the first quarter of fiscal 2000 compared to $167,667 in the first quarter of fiscal 1999. The Company expects continued improvement in measurement sales throughout fiscal 2000 as the computer industry continues to rebound and sales of the new Dynamic Roll Monitor begin to be realized. Worldwide sales of balancer products were $1,783,242 for the three months ended August 31, 1999 compared to sales of $1,817,004 for the same period last year. Once again, domestic sales were higher while sales into the European markets declined slightly. The upward trend in sales in the United States is expected to continue while the decline in Europe is believed to be short-term as revenues in those markets are expected to improve over the remainder of fiscal 2000.

First quarter cost-of-sales decreased to 48% of sales versus 52% in the same period last year. Cost-of-sales of SMS products was 43% for the first quarter 2000 versus 62% in the same period last year and the cost of sales percentage of Balancer products was 48% compared to 51% for the same period last year. Management expects cost-of-sales of Balancer and Measurement products to approximate these levels for the remainder of fiscal 1999.

First quarter general and administrative and R&D expenses totaled $962,995 versus $1,030,285 for the same period last year. This decrease is attributable primarily to a slight decline in research and development expenditures over the same period last year. These expenses were skewed heavily to the first quarter of fiscal 1999 as 38% of research and development expenses for that year were incurred in the first fiscal quarter. Expenses of $129,925 in the first quarter of fiscal 2000 were in line with budgeted amounts. As a percentage of revenues, operating expenses (including R&D) during the first three months of fiscal 1999 were 48% compared to 52% for the same period last year. Both general and administrative and research and development expenses declined as a percentage of revenues compared to year ago levels. Management estimates if revenue projections are reached these costs will stabilize at approximately 45% for fiscal 2000.

Sales by the foreign subsidiaries totaled $498,119 for the quarter versus $732,903 for the same quarter last year. There was some softness in the market during the first quarter but these changes are expected to be only short term as management anticipates revenues for the remainder of the fiscal year to approximate year ago levels.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         FIRST QUARTER FISCAL YEAR 1999

In the three-month period ended August 31, 1999, pretax earnings amounted to $118,542 compared to a pretax loss of ($39,957) for the same period last year. Taxes were accrued at approximately 29% of domestic pretax income, compared with 23% in the same period last year. Management anticipates that the tax rate for fiscal 2000 will approximate 30%. Three-month net earnings were $84,542 compared to a net loss of $51,457 for the same period last year. Three-month earnings per share, basic and diluted, were $0.01 versus a net loss per share, basic and diluted, of $(0.01) last year.

Liquidity and Capital Resources:

The Company's working capital position improved to $5,927,046 at August 31, 1999 compared to $5,812,075 at May 31, 1999. Cash stood at $676,252 at August 31, 1999 compared to $268,888 at May 31, 1999.

During the three-month period ended August 31, 1999, net cash provided by operating activities totaled $452,393, including net operating income of $84,542. Included in cash flow from operating activities were a $155,551 decrease in accounts receivable, a $139,067 increase in inventories and a $218,685 increase in accounts payable. The decrease in the Company's accounts receivable was due to the sales mix during the three-month period ended August 31, 1999 compared with the immediately preceding quarter. As a result of its high-quality customer base, the Company has experienced nearly 100% collection and no reserve for uncollectable accounts, returns or allowances has been established. The increase in the inventories and accounts payable occurred as the Company assumed the assembly operations for its SBS control units from a vendor that had been performing those operations. The amounts due for the items purchased will be paid as the items are used in production. This assembly process was assumed as a management study disclosed the units could be assembled more cost effectively at Schmitt with no loss in quality.

Net cash used by investing activities was $56,468 (consisting primarily of additions to property and equipment). There was no cash used by financing activities.

Management believes that cash from operations, available credit resources and its working capital position will provide adequate funds on a short-term basis to cover currently foreseeable payments, commitments and payments under existing and anticipated supplier agreements. Management believes that such cash flow is also sufficient to finance current short-term operations, projected capital expenditures, anticipated short-term sales agreements and other contingencies during at least the next six months.

Management is currently reviewing long-range capital requirements as they relate to expansion of products and markets. This analysis may or may not result in future decisions to seek additional funding for the Company via debt or equity to service the Company's future growth requirements.

Impact of the year 2000 issue:

The Company has completed an assessment of the impact of the Year 2000 issue on its internal systems and equipment, on it products and on the systems of its significant vendors. Based on this assessment, the Company believes that its internal systems have been updated to address the Year 2000 issue, its products will properly recognize calendar dates beginning in the Year 2000, and its significant vendors are appropriately addressing the Year 2000 issue. Accordingly, the Company believes it is year 2000 ready and does not expect that the Year 2000 will have a material impact on the Company's business, results of operations or financial condition. However, there can be no assurance that the systems of other companies on which the Company relies will not have an adverse effect on the Company's systems.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         FIRST QUARTER FISCAL YEAR 1999

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Interest Rate Risk

The Company does not have any derivative financial instruments as of August 31, 1999. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company's cash equivalents and marketable securities as well as interest paid on debt.

The Company has a line of credit whose interest rate is based on various published prime rates that may fluctuate over time based on economic changes in the environment. The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate. The Company does not expect any change in the interest rates to have a material adverse effect on the Company's results from operations.

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

                                                   SCHMITT INDUSTRIES, INC.
                                                       (Registrant)



Date:               10/14/99          /s/ Wayne A. Case
                    --------       ---------------------------------------------
                                      Wayne A. Case, President/CEO/Director

Date:               10/14/99          /s/ Robert C. Thompson
                    --------       ---------------------------------------------
                                     Robert C. Thompson, Chief Financial Officer

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------