Form 10-Q
period 1999-11-30
SCHMITT INDUSTRIES INC
filed 2000-01-14
CIK 922612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

-------------
     xx       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------------
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                  November 30, 1999
                                                 -------------------------------

                                                         or

-------------
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------------
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                        To:
                                  -------------------        -------------------

Commission File Number:                           0-23996
                                  ----------------------------------------------


                            SCHMITT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Oregon                                   93-1151989
--------------------------------------      ------------------------------------
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

                      Yes                             No
                                ---------------               ---------------

The number of shares of each class of common stock outstanding as of November 30, 1999
Common stock, no par value                                             8,184,889

                            SCHMITT INDUSTRIES, INC.

                               INDEX TO FORM 10-Q

                                                                                                                 Page
                                                                                                           ------------------
Part I   -            FINANCIAL INFORMATION

Item 1   -     Financial Statements:

               Consolidated Balance Sheets:
               -  November 30, 1999 and May 31, 1999...                                                     3

               Consolidated Statements of Income:
               -  For the Three and Six Months Ended November 30, 1999 and 1998                             4

               Consolidated Statements of Cash Flows:
               -  For the Six Months Ended November 30, 1999 and 1998                                       5

               Supplemental Disclosure of Cash Flow Information and Supplemental Schedule of
               Noncash Financing Activities                                                                 5

               Notes to Interim Consolidated Financial Statements                                           6

Item 2 -       Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                   8

Item 3 -       Quantitative and Qualitative Disclosures About Market Risk                                  10


Part II -      OTHER INFORMATION                                                                           11


Signatures -                                                                                               11


Exhibits -                                                                                                 12


PART I - FINANCIAL INFORMATION

             Item 1.            Financial Statements

                            SCHMITT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              November 30, 1999
                                                                                  Unaudited                May 31, 1999
                                                                            -----------------------    ----------------------
CURRENT ASSETS
   Cash                                                                              $     737,740               $   268,888
   Accounts receivable                                                                   1,566,808                 1,423,611
   Inventories                                                                           4,232,329                 4,444,012
   Prepaid expenses                                                                        132,375                    75,454
   Income taxes receivable                                                                 209,545                   295,964
                                                                            -----------------------    ----------------------
         TOTAL CURRENT ASSETS                                                            6,878,797                 6,507,929
                                                                            -----------------------    ----------------------

PROPERTY AND EQUIPMENT
   Land                                                                                    299,000                   299,000
   Buildings and improvements                                                            1,194,664                 1,194,664
   Furniture and equipment                                                               1,040,470                 1,086,840
                                                                            -----------------------    ----------------------
                                                                                         2,534,134                 2,580,504
   Less accumulated depreciation and amortization                                          926,988                   926,314
                                                                            -----------------------    ----------------------
         TOTAL PROPERTY AND EQUIPMENT                                                    1,607,146                 1,654,190
                                                                            -----------------------    ----------------------

OTHER ASSETS
   Long-term investment                                                                  1,290,000                 2,135,000
   Long-term deferred tax asset                                                          1,132,628                   898,628
   Other assets                                                                             76,667                    86,667
                                                                            -----------------------    ----------------------
         TOTAL OTHER ASSETS                                                              2,499,295                 3,120,295
                                                                            -----------------------    ----------------------

TOTAL ASSETS                                                                       $    10,985,238              $ 11,282,414
                                                                            =======================    ======================

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  $     443,166               $   392,287
   Accrued liabilities                                                                     357,259                   303,567
                                                                            -----------------------    ----------------------
         TOTAL CURRENT LIABILITIES                                                         800,425                   695,854
                                                                            -----------------------    ----------------------

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
         authorized,  8,184,889 shares issued and outstanding at November,
         1999 and May 31, 1999 respectively                                              7,284,445                 7,284,445
   Accumulated other comprehensive income (loss)                                          (835,854)                 (201,781)
   Retained earnings                                                                     3,736,222                 3,503,896
                                                                            -----------------------    ----------------------
         TOTAL STOCKHOLDERS' EQUITY                                                     10,184,813                10,586,560
                                                                            -----------------------    ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    10,985,238              $ 11,282,414
                                                                            =======================    ======================

       The accompanying notes are an integral part of these financial statements

                            SCHMITT INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                       Three Months Ended                         Six Months Ended
                                              ---------------- --- ----------------     ---------------- --- ----------------
                                               November 30,         November 30,         November 30,         November 30,
                                                   1999                 1998                 1999                 1998
                                              ----------------     ----------------     ----------------     ----------------
Sales                                             $ 2,343,343          $ 2,161,653          $ 4,356,140          $ 4,146,324
Cost of sales                                       1,057,490            1,176,025            2,014,761            2,199,193
                                              ----------------     ----------------     ----------------     ----------------
   Gross profit                                     1,285,853              985,628            2,341,379            1,947,131
                                              ----------------     ----------------     ----------------     ----------------

Operating expenses:
   General, administrative and sales
      Expenses                                      1,041,198            1,057,947            1,874,268            1,911,403
   Research and development                           100,095               97,032              230,020              273,861
                                              ----------------     ----------------     ----------------     ----------------
                                                    1,141,293            1,154,979            2,104,288            2,185,264
                                              ----------------     ----------------     ----------------     ----------------

Operating income (loss)                               144,560             (169,351)             237,091             (238,133)
                                              ----------------     ----------------     ----------------     ----------------

Other income                                           25,224               53,733               51,235               82,557
                                              ----------------     ----------------     ----------------     ----------------

Income (loss) before provision for
      income taxes                                    169,784             (115,618)             288,326             (155,576)

Provision for income taxes                             22,000                   --               56,000               11,500
                                              ----------------     ----------------     ----------------     ----------------

Net income (loss)                                    $147,784           $ (115,618)          $  232,326           $ (167,076)
                                              ================     ================     ================     ================

Net income (loss) per common share:

   Basic                                            $     .02            $    (.02)           $     .03            $    (.02)
                                              ================     ================     ================     ================

   Diluted                                          $     .02            $    (.02)           $     .03            $    (.02)
                                              ================     ================     ================     ================

       The accompanying notes are an integral part of these financial statements

                            SCHMITT INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                            Six Months Ended
                                                                            -------------------------------------------------
                                                                              November 30, 1999          November 30, 1998
                                                                            -----------------------    ----------------------
CASH FLOWS RELATING TO OPERATING ACTIVITIES
   Net income (loss)                                                                 $     232,326             $    (167,076)
   Adjustments to reconcile net income (loss) to net cash
         Provided by (used in) operating activities:
      Depreciation                                                                         135,676                   149,479
      Amortization                                                                          10,000                     3,333
   (Increase) decrease in:
      Accounts receivable                                                                 (143,197)                 (347,290)
      Inventories                                                                          211,683                  (705,197)
      Prepaid expenses                                                                     (56,921)                   60,083
      Income taxes receivable                                                              106,419                   126,153
   Increase (decrease) in:
      Accounts payable                                                                      50,879                   (61,877)
      Accrued liabilities                                                                   53,692                    42,232
                                                                            -----------------------    ----------------------
         Net cash provided by (used in) operating activities                               600,557                  (900,160)
                                                                            -----------------------    ----------------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES
   Purchase of property and equipment                                                     (102,956)                  (64,240)
   Disposals of property and equipment                                                      14,324                     3,452
                                                                            -----------------------    ----------------------
         Net cash (used in) investing activities                                           (88,632)                  (60,788)
                                                                            -----------------------    ----------------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES
   Advance on line of credit                                                                    --                   300,000
   Repurchase of company stock                                                                  --                   (47,258)
                                                                            -----------------------    ----------------------
         Net cash (used in) financing activities                                                --                   252,742
                                                                            -----------------------    ----------------------

EFFECT OF FOREIGN EXCHANGE TRANSLATION ON CASH                                             (43,073)                  171,624
                                                                            -----------------------    ----------------------

INCREASE (DECREASE) IN CASH                                                                468,852                  (536,582)

CASH, BEGINNING OF PERIOD                                                                  268,888                 1,127,076
                                                                            -----------------------    ----------------------

CASH, END OF PERIOD                                                                  $     737,740             $     590,494
                                                                            =======================    ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for interest                                          $         673              $       3,543
   Cash paid during the period for income taxes                                      $          --             $       6,300

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   (Decrease) in market value of long-term investment                                $    (845,000)            $          --
   Increase in long-term deferred tax asset                                          $     254,000             $          --


       The accompanying notes are an integral part of these financial statements

                            SCHMITT INDUSTRIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                   SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

NOTE 1:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1999 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2000.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

NOTE 2:           EPS RECONCILIATION

                                                       Three Months Ended                         Six Months Ended
                                              -------------------------------------     -------------------------------------
                                               November 30,         November 30,         November 30,         November 30,
                                                   1999                 1998                 1999                 1998
                                              ----------------     ----------------     ----------------     ----------------
Weighted average shares (basic)                     8,184,889            7,089,139            8,184,889            7,093,784

Effect of dilutive stock options                      466,750                   --              466,750                   --

                                              ----------------     ----------------     ----------------     ----------------
Weighted average shares (diluted)                   8,651,639            7,089,139            8,651,639            7,093,784
                                              ================     ================     ================     ================

NOTE 3:           COMPREHENSIVE INCOME       (LOSS)

                                                       Three Months Ended                         Six Months Ended
                                              -------------------------------------     -------------------------------------
                                               November 30,         November 30,         November 30,         November 30,
                                                   1999                 1998                 1999                 1998
                                              ----------------     ----------------     ----------------     ----------------
Net income (loss)                                  $  147,784           $ (115,618)          $  232,326           $ (167,076)

Other comprehensive income (loss):
   (Decrease) in fair market value of
      long-term investment, net of taxes             (902,000)                  --             (591,000)                  --
   Foreign currency translation
      Adjustment                                      (54,512)              25,434              (43,073)             171,624

                                              ----------------     ----------------     ----------------     ----------------
Total comprehensive income (loss)                  $ (808,728)          $  (90,184)          $ (401,747)          $    4,548
                                              ================     ================     ================     ================

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

NOTE 4:           SEGMENTS OF BUSINESS

The Company operates two principal business segments: the manufacturing of mechanical components for the machine tool industries and the manufacturing of laser measurement systems for the computer disk, silicon wafer and dimensional sizing industries. The segment that manufactures mechanical components reported gross sales of $4,122,674 for the six months ended November 30, 1999, including inter-company sales of $440,111. This segment reported gross sales of $4,317,405 for the six months ended November 30, 1998, including inter-company sales of $540,225. The segment, which manufactures laser measurement systems, reported gross sales of $690,007 for the six months ended November 30, 1999, including inter-company sales of $16,430. For the six months ended

November 30, 1998, the measurement products segment reported gross sales of $369,144 with no inter-company sales. Geographically, US sales were $2,852,867 and $2,517,072 for six months ended November 30, 1999 and 1998 respectively. Foreign sales were $1,959,814 and $2,169,477 for the same six-month period, respectively. This includes inter-company sales of $456,541 for the six months ended November 30, 1999 and $540,225 for the six months ended November 30, 1998. For the six months ended November 30, 1999 and 1998, respectively, export sales by the US segment totaled $479,052 and $156,235.

Income (loss) from operations for the six months ended November 30, 1999 and 1998 for the mechanical components segment was $31,664 and $(120,558), respectively. Income (loss) from operations for the six months ended November 30, 1999 and 1998 of the laser measurement segment was $205,427, and $(117,575), respectively. Consolidated income (loss) from operations includes an adjustment of $15,000 for the elimination of inter-company rent for the six months ended November 30, 1999 and 1998. Income (loss) from operations for the US segment was $324,014 and $(119,184) respectively, for the six months ended November 30, 1999 and 1998 and for the foreign segment, (loss) from operations was $(86,923) and $(118,949) respectively for the same six months.

Long-term assets at November 30, 1999 were $3,492,347and $614,094 respectively for the mechanical components and laser measurement segments. At May 31, 1999, long-term assets for the mechanical components and laser measurement segments were $4,097,803 and $676,682 respectively. Long-term assets at November 30, 1999 were $4,010,595 and $95,846 for the US and foreign segments respectively. At May 31, 1999, long-term assets for the US and foreign segments were $4,654,796 and $119,689 respectively.

Depreciation expense incurred during the six months ended November 30, 1999 and 1998 by the mechanical components segment was $98,443 and $98,187, respectively. The laser measurement segment incurred depreciation expense of $37,233 and $51,292 for the six months ended November 30, 1999 and 1998, respectively. Amortization expense incurred during the six months ended November 30, 1999 and 1998 by the mechanical components segment was $10,000 and $3,333. The laser measurement segment did not incur amortization expense for the six months ended November 30, 1999 and 1998. The US segment incurred depreciation expense of $98,314 and $112,596 during the six months ended November 30, 1999 and 1998, respectively. The foreign segment incurred depreciation expense of $37,362 and $36,883 respectively, for these same six-month periods. The US segment incurred amortization expense of $10,000 and $3,333 in the six months ended November 30, 1999 and 1998. The foreign segment has not incurred amortization expense. Capital expenditures for the six months ended November 30, 1999 and 1998, were $100,386 and $64,240 by the mechanical components segment and $2,570 and -0- by the laser measurement segment, respectively. Capital expenditures for the six months ended November 30, 1999 and 1998 were $85,736 and $25,252 by the US segment and $ 17,220 and
$38,988 by the foreign segment, respectively.

Income (loss) from operations represents sales less costs and operating expenses. In computing income from operations, all overhead expenses have been allocated to both industry segments, as they are an integral part of profit recognition for each segment. Identifiable assets by segment of business are those assets used in the Company's operations in each segment. There are no unallocated Company assets.

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         SECOND QUARTER FISCAL YEAR 2000

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

Company operations improved during the second quarter of fiscal 2000, ended November 30, 1999, as sales increased over the first quarter of fiscal 2000 and were the highest level since the fourth quarter of fiscal 1998. In addition, the net earnings were the best since the second quarter of fiscal 1998 and this was the second consecutive quarter with profitable operations. In comparison to the same period last year, Balancer product sales have grown in the United States while softness in the industry in the United Kingdom and Germany has resulted in a decline in sales in those markets. The overall result is that Balancer sales are flat when compared to year-ago levels. Sales of Schmitt Measurement Systems, Inc. ("SMS") products were at expected levels for the quarter and up significantly from both the prior quarter and same period last year. The overall result was net income of $147,784 for the second quarter of fiscal 2000 and net income for the first six months of fiscal 2000 of $232,326.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998:

Sales in the second quarter of fiscal 2000 increased to $2,343,343 versus $2,161,653 in the same period last year. This increase occurred in the measurement segment of the business. SMS sales totaled $444,022 in the second quarter of fiscal 2000 compared to $201,477 in the second quarter of fiscal 1999. The Company expects continued improvement in measurement sales throughout fiscal 2000 as the computer industry continues to rebound and sales of higher end research products continue to be realized. Worldwide sales of balancer products were $1,899,321 for the three-months ended November 30, 1999 compared to $1,960,176 for the same period last year. As with the first quarter of fiscal 2000, domestic sales were higher while sales into the European markets declined slightly. The upward trend in sales in the United States is expected to continue while the decline in Europe is believed to be short-term. Revenues in those markets improved from first quarter results and are expected to improve over the remainder of fiscal 2000.

Second quarter cost-of-sales decreased to 45% of sales versus 54% in the same period last year. Cost-of-sales of SMS products was 34% for the second quarter 2000 versus 51% in the same period last year and the cost of sales percentage of Balancer products was 48% compared to 55% for the same period last year. Management expects cost-of-sales of Balancer and Measurement products to approximate these levels for the remainder of fiscal 2000.

Second quarter general, administrative and R&D expenses totaled $1,141,293 versus $1,154,979 for the same period last year. As a percentage of revenues, operating expenses (including R&D) during the second quarter of fiscal 2000 were 49% compared to 53% for the same period last year. Both general, administrative and sales plus research and development expenses declined as a percentage of revenues compared to year ago levels. Management estimates if revenue projections are reached these costs will stabilize at approximately 45% for fiscal 2000.

Sales by the foreign subsidiaries totaled $526,102 for the quarter versus $749,794 for the same quarter last year. There was some softness in the market during the second quarter but these changes in the markets are expected to be only short term as management anticipates revenues for the remainder of the fiscal year to approximate year ago levels.

In the three-month period ended November 30, 1999, pretax earnings amounted to $169,784 compared to a pretax loss of ($115,618) for the same period last year. Taxes were accrued at approximately 13% of domestic pretax income, consistent with management's expectation of a fiscal 2000 tax rate. The rate is low in comparison to the Federal and State statutory rates as the majority of the quarter's income was in the measurement subsidiary. That Company has a net operating loss carryforward and therefore income tax expense at that Company is minimal. Three-month net earnings were $147,784 compared to a net loss of $(115,618) for the same period last year. Three-

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         SECOND QUARTER FISCAL YEAR 2000

month earnings per share, basic and diluted, were $.02 versus a net loss per share, basic and diluted, of $(0.02) last year.

SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998

Sales in the first six months of fiscal 2000 increased to $4,356,140 versus $4,146,324 in the same period last year. This increase occurred in the measurement segment of the business. SMS sales totaled $673,577 in the first six months of fiscal 2000 compared to $369,144 for the same period in fiscal 1999. The Company expects continued improvement in measurement sales throughout fiscal 2000 as the computer industry continues to rebound and sales of higher end research products continue to be realized. Worldwide sales of balancer products were $3,682,563 for the six-months ended November 30, 1999 compared to $3,777,180 for the same period last year. Once again, domestic sales of balancer products were higher while sales of those products into the European markets declined slightly. The upward trend in sales in the United States is expected to continue while the decline in Europe is believed to be short-term. Revenues in those markets improved from first quarter results and are expected to improve over the remainder of fiscal 2000.

Cost-of-sales for the period decreased to 46% of sales versus 53% in the same period last year. Cost-of-sales of SMS products was 37% for the six-months ended November 30, 1999 versus 58% in the same period last year and the cost of sales percentage of Balancer products was 48% compared to 53% for the same period last year. Management expects cost-of-sales of Balancer and Measurement products to approximate these levels for the remainder of fiscal 2000.

Operating expenses for the six months ended November 30, 1999 totaled $2,104,288 versus $2,185,264 for the same period last year. As a percentage of revenues, operating expenses (including R&D) during the second quarter of fiscal 2000 were 48% compared to 53% for the same period last year. Both general, administrative and sales plus research and development expenses declined as a percentage of revenues compared to year ago levels. Management estimates if revenue projections are reached these costs will stabilize at approximately 45% for fiscal 2000.

Sales by the foreign subsidiaries totaled $1,024,221 for the six-month period versus $1,473,018 for the same period last year. There was some softness in the European markets for balancer products during the six months ended November 30, 1999 but these changes are expected to be only short term as management anticipates revenues for the remainder of the fiscal year to approximate year ago levels.

In the six-month period ended November 30, 1999, pretax earnings amounted to $288,326 compared to a pretax loss of ($155,576) for the same period last year. Taxes were accrued at approximately 19% of domestic pretax income, consistent with management's expectation of a fiscal 2000-tax rate. Six-month net earnings were $232,326 compared to a net loss of $(167,076) for the same period last year. Six-month earnings per share, basic and diluted, were $.03 versus a net loss per share, basic and diluted, of $(0.02) last year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital position improved to $6,078,372 at November 30, 1999 compared to $5,812,075 at May 31, 1999. Cash stood at $737,740 at
November 30, 1999 compared to $268,888 at May 31, 1999.

During the six-month period ended November 30, 1999, net cash provided by operating activities totaled $600,557, including net operating income of $232,326. Included in cash flow from operating activities were a $143,197 increase in accounts receivable, a $211,683 decrease in inventories and a $104,571 increase in accounts payable and accrued expenses. The increase in the Company's accounts receivable was due to the sales mix during the six-month period ended November 30, 1999 compared with the immediately preceding quarter. As a result of its high-quality customer base, the Company has experienced nearly 100% collection and no reserve for uncollectable accounts, returns or allowances has been established. Inventories decreased as part of a management plan to reduce the overall level of inventories at all companies.

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         SECOND QUARTER FISCAL YEAR 2000

During the six-month period ended November 30, 1999, net cash used by investing activities was $88,632 (consisting primarily of net additions to property and equipment). There was no cash used by financing activities.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

INTEREST RATE RISK

The Company does not have any derivative financial instruments as of November 30, 1999. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company's cash equivalents as well as interest paid on debt.

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

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         SECOND QUARTER FISCAL YEAR 2000

Part II - OTHER INFORMATION

Item 1.        Legal Proceedings - None
Item 2.        Changes in Securities - None
Item 3.        Default Upon Senior Securities - None
Item 4.        Submission of Matters to a Vote of Security Holders:
               The Company conducted an Annual Shareholders Meeting on October 29, 1999. The matters voted upon, together with the results of voting, were as follows:

               1) The following persons were elected to fill the vacancies on the Board of Directors created by the expiration of the Class 2 directors' terms, to serve until the year 2002 annual meeting of the shareholders and until their successors shall be duly elected:

                        Director             Shares Voted in Favor      Shares Voted Against          Shares Withheld
               --------------------------- -------------------------- -------------------------- ---------------------------
               Trevor S. Nelson                    7,300,163                     --                        4,200
               John A. Rupp                        7,299,563                     --                        4,800

Item 5.        Other Information - None
Item 6.(a)     Exhibit 27 - Financial Data Schedule
Item 6.(b)     Reports on Form 8-K - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SCHMITT INDUSTRIES, INC.
                                                      (Registrant)

Date:               1/14/2000      /s/ Wayne A. Case
                    -------------- --------------------------------------------
                                       Wayne A. Case, President/CEO/Director

Date:               1/14/2000      /s/ Robert C. Thompson
                    -------------- --------------------------------------------
                                    Robert C. Thompson, Chief Financial Officer