Form 10-Q
period 2000-02-29
SCHMITT INDUSTRIES INC
filed 2000-04-13
CIK 922612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

-----------
     xx       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----------   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             February 29, 2000
                                  ---------------------------------------------

                                       Or

-----------
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----------   SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                  To:
                                -------------           --------------------

Commission File Number:                 0-23996
                          ----------------------------------------------------

                            SCHMITT INDUSTRIES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Oregon                                              93-1151989
   -----------------------                              -----------------------
  (Place of Incorporation)                            (IRS Employer ID Number)

                 2765 NW Nicolai Street, Portland, Oregon 97210
-----------------------------------------------------------------------------
              (Address of registrant's principal executive office)

                                 (503) 227-7908
------------------------------------------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes     X         No
                                                    -------           --------

The number of shares of each class of common stock outstanding as of February 29, 2000

Common stock, no par value                                         7,992,389

                            SCHMITT INDUSTRIES, INC.

                               INDEX TO FORM 10-Q


                                                                                                                 Page
                                                                                                              -----------
Part I   -            FINANCIAL INFORMATION

Item 1   -            Financial Statements:

                      Consolidated Balance Sheets:
                      -        February 29, 2000 and May 31, 1999                                                  3

                      Consolidated Statements of Income:
                      -  For the Three and Nine Months Ended February 29, 2000 and February 28, 1999               4

                      Consolidated Statements of Cash Flows:
                      -  For the Nine Months Ended February 29, 2000 and February 28, 1999                         5

                      Supplemental Disclosure of Cash Flow Information and Supplemental Schedule of                5
                      Noncash Financing Activities

                      Notes to Consolidated Interim Financial Statements                                           6

Item 2 -              Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                   8

Item 3 -              Quantitative and Qualitative Disclosures About Market Risk                                  10

Part II -             OTHER INFORMATION                                                                           11


Signatures -                                                                                                      11


Exhibits -                                                                                                        12


PART I - FINANCIAL INFORMATION
             Item 1.            Financial Statements

                            SCHMITT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                              February 29, 2000
                                                                                  Unaudited                May 31, 1999
                                                                            -----------------------    ----------------------
CURRENT ASSETS
   Cash                                                                              $     908,588             $     268,888
   Accounts receivable                                                                   1,892,970                 1,423,611
   Inventories                                                                           4,248,050                 4,444,012
   Prepaid expenses                                                                        125,380                    75,454
   Income taxes receivable                                                                 173,494                   295,964
                                                                            -----------------------    ----------------------
         TOTAL CURRENT ASSETS                                                            7,348,482                 6,507,929
                                                                            -----------------------    ----------------------

PROPERTY AND EQUIPMENT
   Land                                                                                    299,000                   299,000
   Buildings and improvements                                                            1,194,664                 1,194,664
   Furniture and equipment                                                               1,037,898                 1,086,840
                                                                            -----------------------    ----------------------
                                                                                         2,531,562                 2,580,504
   Less accumulated depreciation and amortization                                          986,605                   926,314
                                                                            -----------------------    ----------------------
         TOTAL PROPERTY AND EQUIPMENT                                                    1,544,957                 1,654,190
                                                                            -----------------------    ----------------------

OTHER ASSETS
   Long-term investment                                                                    774,000                 2,135,000
   Long-term deferred tax asset                                                          1,158,248                   898,628
   Other assets                                                                             71,667                    86,667
                                                                            -----------------------    ----------------------
         TOTAL OTHER ASSETS                                                              2,003,915                 3,120,295
                                                                            -----------------------    ----------------------

TOTAL ASSETS                                                                       $    10,897,354           $    11,282,414
                                                                            =======================    ======================

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  $     534,384             $     392,287
   Accrued liabilities                                                                     351,013                   303,567
                                                                            -----------------------    ----------------------
         TOTAL CURRENT LIABILITIES                                                         885,397                   695,854
                                                                            -----------------------    ----------------------

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
         authorized, 7,992,389 and 8,184,889 shares issued and                          7,244,065                 7,284,445
         outstanding at February 29, 2000 and May 31, 1999 respectively
   Accumulated other comprehensive income (loss)                                       (1,229,807)                 (201,781)
   Retained earnings                                                                     3,997,699                 3,503,896
                                                                            -----------------------    ----------------------
         TOTAL STOCKHOLDERS' EQUITY                                                     10,011,957                10,586,560
                                                                            -----------------------    ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    10,897,354              $ 11,282,414
                                                                            =======================    ======================




    The accompanying notes are an integral part of these financial statements

                            SCHMITT INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (UNAUDITED)


                                                       Three Months Ended                        Nine Months Ended
                                                ------------------------------------      ------------------------------------
                                                 February 29,         February 28,         February 29,         February 28,
                                                     2000                 1999                 2000                 1999
                                                ----------------     ---------------      ----------------     ---------------
Sales                                             $ 2,542,962          $ 1,767,427          $ 6,899,102          $ 5,913,751
Cost of sales                                       1,060,452              769,727            3,075,213            2,968,920
                                              ----------------     ----------------     ----------------     ----------------
   Gross profit                                     1,482,510              997,700            3,823,889            2,944,831
                                              ----------------     ----------------     ----------------     ----------------

Operating expenses:
   General, administrative and sales
      expenses                                      1,002,674              918,760            2,876,942            2,830,163
   Research and development                            71,726               55,854              301,746              329,715
                                              ----------------     ----------------     ----------------     ----------------
                                                    1,074,400              974,614            3,178,688            3,159,878
                                              ----------------     ----------------     ----------------     ----------------

Operating income (loss)                               408,110               23,086              645,201            (215,047)
                                              ----------------     ----------------     ----------------     ----------------

Other income (expense)                                (9,633)             (17,742)               41,602               64,815
                                              ----------------     ----------------     ----------------     ----------------

Income (loss) before provision for
      income taxes                                    398,477                5,344              686,803            (150,232)

Provision for (benefit from) income
      taxes                                           137,000             (11,500)              193,000                - 0 -
                                              ----------------     ----------------     ----------------     ----------------

Net income (loss)                                  $  261,477           $   16,844           $  493,803          $ (150,232)
                                              ================     ================     ================     ================

Net income (loss) per common share:

   Basic                                            $     .03            $     .00            $     .06           $    (.02)
                                              ================     ================     ================     ================

   Diluted                                          $     .03            $     .00            $     .06           $    (.02)
                                              ================     ================     ================     ================


    The accompanying notes are an integral part of these financial statements

                            SCHMITT INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28,1999
                                   (UNAUDITED)


                                                                                           Nine Months Ended
                                                                            -------------------------------------------------
                                                                              February 29, 2000          February 28, 1999
                                                                            -----------------------    ----------------------
CASH FLOWS RELATING TO OPERATING ACTIVITIES
   Net income (loss)                                                                 $     493,803            $    (150,232)
   Adjustments to reconcile net income (loss) to net cash
         Provided by (used in) operating activities:
      Depreciation                                                                         203,895                   225,216
      Amortization                                                                          15,000                     8,333
      Deferred taxes                                                                       108,000                        --
   (Increase) decrease in:
      Accounts receivable                                                                (469,359)                    36,016
      Inventories                                                                          195,962                 (517,705)
      Prepaid expenses                                                                    (49,926)                    31,127
      Notes receivable                                                                          --                  (11,058)
      Income taxes receivable                                                              122,470                   123,443
   Increase (decrease) in:
      Accounts payable                                                                     142,097                 (332,385)
      Accrued liabilities                                                                   47,446                  (45,728)
                                                                            -----------------------    ----------------------
         Net cash provided by (used in) operating activities                               809,388                 (632,973)
                                                                            -----------------------    ----------------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES
   Purchase of property and equipment                                                    (110,445)                 (104,940)
   Disposals of property and equipment                                                      15,783                     1,613
                                                                            -----------------------    ----------------------
         Net cash (used in) investing activities                                          (94,662)                 (103,327)
                                                                            -----------------------    ----------------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES
   Advance on line of credit                                                                    --                   300,000
   Repurchase of company stock                                                                  --                  (47,258)
                                                                            -----------------------    ----------------------
         Net cash provided from financing activities                                            --                   252,742
                                                                            -----------------------    ----------------------

EFFECT OF FOREIGN EXCHANGE TRANSLATION ON CASH                                            (75,026)                  (35,897)
                                                                            -----------------------    ----------------------

INCREASE (DECREASE) IN CASH                                                                639,700                 (519,455)

CASH, BEGINNING OF PERIOD                                                                  268,888                 1,127,076
                                                                            -----------------------    ----------------------

CASH, END OF PERIOD                                                                  $     908,588             $     607,621
                                                                            =======================    ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for interest                                                    673             $       3,647
   Cash paid during the period for income taxes                                              3,941             $       6,800

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   (Decrease) in market value of long-term investment                                   $1,361,000             $          --
   Increase in long-term deferred tax asset                                                408,000             $          --
   Income tax benefit of stock options exercised                                                --             $     234,083
   Purchase of long-term investment in common stock                                             --             $   2,135,000


    The accompanying notes are an integral part of these financial statements

                            SCHMITT INDUSTRIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
            NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (UNAUDITED)

NOTE 1:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 29, 2000 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2000.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.


NOTE 2:           EPS RECONCILIATION


                                                       Three Months Ended                        Nine Months Ended
                                              -------------------------------------     -------------------------------------
                                               February 29,         February 28,         February 29,         February 28,
                                                   2000                 1999                 2000                 1999
                                              ----------------     ----------------     ----------------     ----------------
Weighted average shares (basic)                     8,053,735            7,987,978            8,141,331            7,395,434

Effect of dilutive stock options                      515,805                   --              474,666                   --

                                              ----------------     ----------------     ----------------     ----------------
Weighted average shares (diluted)                   8,569,540            7,987,978            8,615,997            7,395,434
                                              ================     ================     ================     ================



NOTE 3:           COMPREHENSIVE INCOME (LOSS)


                                                       Three Months Ended                        Nine Months Ended
                                              -------------------------------------     -------------------------------------
                                               February 29,         February 28,         February 29,         February 28,
                                                   2000                 1999                 2000                 1999
                                              ----------------     ----------------     ----------------     ----------------
Net income (loss)                                  $  261,477           $   16,844           $  493,803          $ (150,232)

Other comprehensive income (loss):
   (Decrease) in fair market value of
      long-term investment, net of taxes            (362,000)                   --            (953,000)                   --
   Foreign currency translation
      adjustment                                     (31,953)            (207,521)             (75,026)             (35,897)

                                              ----------------     ----------------     ----------------     ----------------
Total comprehensive income (loss)                 $ (132,476)          $ (190,677)           $(534,223)          $ (186,129)
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


NOTE 4:           SEGMENTS OF BUSINESS

The Company operates two principal business segments: the manufacturing of mechanical components for the machine tool industries and the manufacturing of laser measurement systems for the computer disk, silicon wafer and dimensional sizing industries. The segment that manufactures mechanical components reported gross sales of $6,212,769 for the nine months ended February 29, 2000, including inter-company sales of $672,626. This segment reported gross sales of $6,208,291 for the nine months ended February 28, 1999, including inter-company sales of $729,680. The segment, which manufactures laser measurement systems, reported gross sales of $1,375,389 for the nine months ended February 29, 2000, including inter-company sales of $16,430. For the nine months ended

February 28, 1999, the measurement products segment reported gross sales of $435,140 with no inter-company sales. Geographically, US sales were $4,573,810 and $3,564,990 for nine months ended February 29, 2000 and February 28, 1999 respectively. Foreign sales were $3,014,348 and $3,078,440 for the same nine-month period, respectively. This includes inter-company sales of $689,056 for the nine months ended February 29, 2000 and $729,680 for the nine months ended February 28, 1999. For the nine months ended February 29, 2000 and February 28, 1999, respectively, export sales by the US segment totaled $693,698 and $330,720.

Income (loss) from operations for the nine months ended February 29, 2000 and February 28, 1999 for the mechanical components segment was $33,716 and $(51,902), respectively. Income (loss) from operations for the nine months ended February 29, 2000 and February 28, 1999 of the laser measurement segment was $611,485, and $(163,145), respectively. Consolidated income (loss) from operations includes an adjustment of $22,500 for the elimination of inter-company rent for the nine months ended February 29, 2000 and February 28, 1999. Income (loss) from operations for the US segment was $702,092 and $(206,352) respectively, for the nine months ended February 29, 2000 and February 28, 1999 and for the foreign segment, (loss) from operations was $(56,891) and $(8,695) respectively for the same nine months.

Long-term assets at February 29, 2000 were $3,040,750 and $508,122 respectively for the mechanical components and laser measurement segments. At May 31, 1999, long-term assets for the mechanical components and laser measurement segments were $4,097,803 and $676,682 respectively. Long-term assets at February 29, 2000 were $3,474,965 and $73,907 for the US and foreign segments respectively. At May 31, 1999, long-term assets for the US and foreign segments were $4,654,796 and $119,689 respectively.

Depreciation expense incurred during the nine months ended February 29, 2000 and February 28, 1999 by the mechanical components segment was $149,688 and $148,609, respectively. The laser measurement segment incurred depreciation expense of $54,207 and $76,607 for the nine months ended February 29, 2000 and February 28, 1999, respectively. Amortization expense incurred during the nine months ended February 29, 2000 and February 28, 1999 by the mechanical components segment was $15,000 and $8,333. The laser measurement segment did not incur amortization expense for the nine months ended February 29, 2000 and February 28, 1999. The US segment incurred depreciation expense of $146,447 and $168,687 during the nine months ended February 29, 2000 and February 28, 1999, respectively. The foreign segment incurred depreciation expense of $57,448 and $56,529 respectively, for these same nine-month periods. The US segment incurred amortization expense of $15,000 and $8,333 in the nine months ended February 29, 2000 and February 28, 1999. The foreign segment has not incurred amortization expense. Capital expenditures for the nine months ended February 29, 2000 and February 28, 1999, were $107,875 and $103,445 by the mechanical components segment and $2,570 and $1,495 by the laser measurement segment, respectively. Capital expenditures for the nine months ended February 29, 2000 and February 28, 1999 were $94,314 and $39,453 by the US segment and $16,131 and $65,487 by the foreign segment, respectively.

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

NOTE 5:           NOTES RECEIVABLE - EMPLOYEES:

During the third quarter of fiscal 2000, a note receivable agreement with an officer/employee was mutually terminated under a written agreement between the officer/employee and the Company. The note was secured by outstanding common stock of the Company that had been issued upon exercise of stock options. In return for cancellation of the note, the officer/employee surrendered the shares that secured the note. The shares were subsequently cancelled.

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         THIRD QUARTER FISCAL YEAR 2000

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

Company operations improved during the third quarter of fiscal 2000, ended February 29, 2000, as sales increased over the first and second quarters of fiscal 2000 and were at the highest level since the second quarter of fiscal 1998. In addition, the net earnings were the best since the third quarter of fiscal 1998 and this was the third consecutive quarter with profitable operations. In comparison to the same period last year, Balancer product sales have grown in both the United States and Europe. Sales of Schmitt Measurement Systems, Inc. ("SMS") products were at expected levels for the quarter and up significantly from both the prior quarter and same period last year. The overall result was net income of $261,477 for the third quarter of fiscal 2000 and net income for the first nine months of fiscal 2000 of $493,803.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999:

Sales in the third quarter of fiscal 2000 increased to $2,542,962 versus $1,767,427 in the same period last year. This increase occurred in both business segments. SMS sales totaled $685,382 in the third quarter of fiscal 2000 compared to $65,996 in the third quarter of fiscal 1999. The Company expects continued improvement in Measurement sales in future fiscal quarters as new products are introduced, the computer industry continues to rebound and sales of higher end research products continue to be realized. Worldwide sales of Balancer products were $1,857,580 for the three-months ended February 29, 1999 compared to $1,701,431 for the same period last year. Both domestic and European market sales were higher, trends that are expected to continue in future months.

Third quarter cost-of-sales decreased to 42% of sales versus 44% in the same period last year. Cost-of-sales of SMS products was 23% for the third quarter 2000 versus 49% in the same period last year and the cost of sales percentage of Balancer products was 49% compared to 43% for the same period last year. Management expects cost-of-sales of Balancer and Measurement products to approximate these levels for the remainder of fiscal 2000.

Third quarter general, administrative and R&D expenses totaled $1,074,400 versus $974,614 for the same period last year. As a percentage of revenues, operating expenses (including R&D) during the third quarter of fiscal 2000 were 42% compared to 55% for the same period last year. Both general, administrative and sales plus research and development expenses declined as a percentage of revenues when compared to year ago levels. Management estimates if revenue projections are reached, these costs will stabilize at approximately 45% for fiscal 2000.

Sales by the foreign subsidiaries totaled $607,673 for the quarter versus $545,522 for the same quarter last year. The market softness experienced during the first six months of the current fiscal year improved in the most recent quarter, with sales exceeding year ago levels in the European markets.

In the three-month period ended February 29, 2000, pretax income amounted to $398,477 compared to pretax income of $5,344 for the same period last year. Taxes were accrued at approximately 34% of domestic pretax income, consistent with management's expectation of the fiscal 2000 tax rate. Three-month net income was $261,477 compared to net income of $16,844 for the same period last year. Three-month earnings per share, basic and diluted, were $.03 and $.00 for the three months ended February 29, 2000 and February 28, 1999 respectively.

NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999:

Sales in the first nine months of fiscal 2000 increased to $6,899,102 versus $5,913,751 in the same period last year. The majority of this increase occurred in the Measurement segment of the business. SMS sales totaled $1,358,959 in the first nine months of fiscal 2000 compared to $435,140 for the same period in fiscal 1999. The Company expects continued improvement in Measurement sales throughout fiscal 2000 as the computer industry continues to rebound and sales of higher end research products continue to be realized. Worldwide sales of Balancer products were $5,540,143 for the nine-months ended February 29, 2000 compared to $5,478,611 for the same period last year. Domestic sales of Balancer products were higher while sales of those products into the European markets declined slightly. The upward trend in sales in the United States is expected to continue while the decline in Europe is believed to have reversed. Revenues in the European markets improved from results in the first six months of fiscal 2000 and are expected to improve over the remainder of the fiscal year.

Cost-of-sales for the period decreased to 45% of sales versus 50% in the same period last year. Cost-of-sales of SMS products was 30% for the nine-months ended February 29, 1999 versus 55% in the same period last year and the cost of sales percentage of Balancer products was 48% compared to 50% for the same period last year. Management expects cost-of-sales of Balancer and Measurement products to approximate these levels for the remainder of fiscal 2000.

Operating expenses for the nine months ended February 29, 2000 totaled $3,178,688 versus $3,159,878 for the same period last year. As a percentage of revenues, operating expenses (including R&D) during the third quarter of fiscal 2000 were 46% compared to 53% for the same period last year. Both general, administrative and sales plus research and development expenses declined as a percentage of revenues compared to year ago levels. Management estimates if revenue projections are reached these costs will stabilize at approximately 45% for fiscal 2000.

Sales by the foreign subsidiaries totaled $1,631,894 for the nine-month period versus $2,018,539 for the same period last year. There was some softness in the European markets for Balancer products during the first six months of fiscal 2000, but this has reversed in the three months ended February 29, 2000. Sales for the remainder of the fiscal year are expected to approximate year ago levels.

In the nine-month period ended February 29, 2000, pretax earnings amounted to $686,803 compared to a pretax loss of ($150,232) for the same period last year. Taxes were accrued at approximately 28% of domestic pretax income, consistent with management's expectation of a fiscal 2000-tax rate. Nine-month net earnings were $493,803 compared to a net loss of $(150,232) for the same period last year. Nine-month earnings per share, basic and diluted, were $.06 versus a net loss per share, basic and diluted, of $(0.02) last year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital position improved to $6,463,085 at February 29, 2000 compared to $5,812,075 at May 31, 1999. Cash stood at $908,588 at February 29, 2000 compared to $268,888 at May 31, 1999.

During the nine-month period ended February 29, 2000, net cash provided by operating activities totaled $809,388, including net operating income of $493,803. Included in cash flow from operating activities were a $469,359 increase in accounts receivable, a $195,962 decrease in inventories and a $189,543 increase in accounts payable and accrued expenses. The increase in the Company's accounts receivable was due to the sales mix in the weeks preceding February 29, 2000, compared the mix in the weeks preceding May 31, 1999. As a result of its high-quality customer base, the Company has experienced nearly 100% collection and no reserve for uncollectable accounts, returns or allowances has been established. Inventories decreased as part of a management plan to reduce the overall level of inventories at all companies.

During the nine-month period ended February 29, 2000, net cash used by investing activities was $94,662 (consisting primarily of net additions to property and equipment). There was no cash used by financing activities.

Management believes that cash from operations, available credit resources and its working capital position will provide adequate funds on a short-term basis to cover currently foreseeable payments, commitments and payments under existing and anticipated supplier agreements. Management believes that such cash flow is also sufficient to finance current short-term operations, projected capital expenditures, anticipated short-term sales agreements and other contingencies during at least the next twelve months.

Management is currently reviewing long-range capital requirements as they relate to expansion of products and markets. This analysis may or may not result in future decisions to seek additional funding for the Company via debt or equity to service the Company's future growth requirements.

IMPACT OF THE YEAR 2000 ISSUE:

During the quarter ended February 29, 2000, the Company completed its planned Year 2000 compliance activities with respect to products, internal systems, software, equipment and facilities. To date, the Company has not encountered any material Year 2000 problems with respect to any products, internal systems, software, equipment and facilities nor has it encountered any vendor supply disruptions related to Year 2000 problems.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

INTEREST RATE RISK

The Company does not have any derivative financial instruments as of February 29, 2000. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

Part II - OTHER INFORMATION

Item 1.        Legal Proceedings - None
Item 2.        Changes in Securities - None
Item 3.        Default Upon Senior Securities - None
Item 4.        Submission of Matters to a Vote of Security Holders - None
Item 5.        Other Information - None
Item 6.(a)     Exhibit 27 - Financial Data Schedule
Item 6.(b)     Reports on Form 8-K - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SCHMITT INDUSTRIES, INC.
                                               (Registrant)



Date:               4/14/2000         /s/ Wayne A. Case
                    ---------------------------------------------------------
                                        Wayne A. Case, President/CEO/Director

Date:               4/14/2000     /s/ Robert C. Thompson
                    ---------------------------------------------------------
                                  Robert C. Thompson, Chief Financial Officer