Form 10-K405
period 2000-05-31
SCHMITT INDUSTRIES INC
filed 2000-08-23
CIK 922612

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended: May 31, 2000

                                      or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _________________ to _________________


                        Commission File Number: 0-23996

                           SCHMITT INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

           Oregon
(State or other jurisdiction of                        91-1151989
incorporation or organization)            (IRS Employer Identification Number)

                           2765 N.W. Nicolai Street
                            Portland, Oregon 97210
               (Address of principal executive offices) (Zip Code)

                                (503) 227-7908
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class          Name of each exchange on which registered
---------------------------   -----------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of August 1, 2000, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was $19,348,981 based on the closing sales price of the registrant's Common Stock on the Nasdaq National Market. On that date, there were 8,255,389 shares of Common Stock outstanding.

         Portions of the registrant's 2000 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof, and portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                    PART I

ITEM 1.  BUSINESS

INTRODUCTION

The Company (an Oregon corporation) designs, assembles and markets computer-controlled balancing equipment for use primarily by the machine tool industry. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. ("SMS"), a Montana corporation, the Company designs, manufactures and markets precision laser measurement systems. The Company acquired its original balancing equipment technology pursuant to a series of agreements from 1987 through 1991. The patented technology has been substantially enhanced and advanced by the Company in the past decade. The Company also sells and markets its products in Europe through its wholly owned subsidiaries, Schmitt Europe Ltd. ("SEL") located in the United Kingdom and Schmitt Hofmann Systems GmbH ("SHS") located in Germany. The Company's executive offices are located at 2765 N.W. Nicolai Street, Portland, Oregon 97210, and its telephone number is (503) 227-7908.

BALANCING PRODUCTS

The Company's principal product is the Schmitt Dynamic Balance System (the "SBS System"). It consists of a computer control unit, sensor, spindle-mounting adapter, and balance head. It is designed to be an inexpensive, yet highly accurate, permanent installation on grinding machines. Currently, the SBS System is beginning to be evaluated by manufacturers for additional applications including large electric motors, industrial fans, industrial brushing devices, turbines and similar devices.

The SBS System is fully automated and consequently the user does not have to pre-balance such devices as grinding wheels. This reduces the setup time of such operations and ensures a smoother and more efficient operation. Operating on a principle of mass compensation for wheel imbalance, the balance head contains two movable eccentric weights, each of which is driven by electric motors through a precision gear train. These weights can be repositioned to offset any imbalance in a grinding wheel or other application. Imbalance or vibration is picked up by the sensor that feeds a signal to a controller that filters the signal by revolutions per minute. The controller then drives the two balance head weights in a direction that reduces the amplitude of the vibration signal. When the weights are positioned to achieve the lowest vibration level, the balance cycle is complete.

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

Benefits to the system user include improved quality of finished parts, ease of product adaptation, minimal downtime, complete and ready installation, elimination of static balancing, longer life for grinding wheels, diamond dressings and spindle bearings, the ability to balance within 0.02 microns and its adaptability to all types of machines.

The precision grinding industry has an established worldwide presence in all industrialized countries. In those countries there are three major market segments: machine tool builders, rebuilders and grinding machine users.

MACHINE TOOL BUILDERS - This segment consists of companies throughout the world who design and manufacture a variety of cylindrical, surface and specialty application grinding machines that are sold worldwide. SBS System products are distributed to a variety of world markets through OEM (original equipment manufacturer) accounts, where a special pricing (20%) discount is offered to the machine builder if that company incorporates the SBS System into its machine.

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

One successful marketing channel to tool builders is through grinding machine users. Those customers use the SBS System and enjoy the benefits from that product. When purchasing new systems from OEM's, they often request that SBS products be included with the new equipment.

MACHINE TOOL REBUILDERS - These customers, found in all industrial nations, develop their business with users by offering to completely update and refurbish older machine tools. These rebuilders typically tear the old machine apart and install new bearings, electronics, and advanced features, such as the Schmitt Dynamic Balancing System. The Company currently sells its products directly to all major machine rebuilders in the U.S. and Western Europe.

GRINDING MACHINE USERS - These end users become aware of the SBS System through trade shows, trade magazine advertising, distributors, field representatives, referrals and new machine suppliers.

Precision grinding is increasing as a worldwide method of material removal and processing. Therefore, the Company believes there may be an increase in market growth and an increase in the need for automatic balancing. Precision grinding is necessary in all major manufacturing areas such as the automotive industry (camshafts, crankshafts, valves), bearings (roller and tapered types), ceramics (precision shaping), electric motors (shafts), pumps (shafts and turbines), aircraft (engine parts), and general manufacturing.

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

The acquisition of SHS added balancer designs to the Company's worldwide product line. The SHS internal spindle balancers and ring balancers add to the total balancer package available from the Company. These proven designs, along with the original fluid-based balancer, allow Schmitt to broaden its machine applications.

In Fiscal 1998, 1999 and 2000, net sales of the Company's balancing products totaled $7,532,112, $7,377,879, and $7,245,689 respectively. Net sales of balancing products accounted for 71% of the Company's revenue in Fiscal 1998, 93% in Fiscal 1999 and 82% in Fiscal 2000. See Note 8 to Consolidated Financial Statements.

COMPETITION:

Management believes the SBS System is one of few fully automatic balancing systems marketed in the world. Most other competitive balancing products require special setup and training or calibration to the specific machine. The Company believes the SBS System is currently the only balancing product on the market that fits all machines with wheel sizes from 6 to 48 inches in diameter and a spindle rpm of 500 through 7,500.

Competitive products include European manufacturers building water balancers and electromechanical balancers similar to the SBS System. Water balancers, with expensive plumbing and water chambers machined into the wheel hub, are currently priced about 1.5 times the level of the SBS System. The machines are disassembled and parts remachined or replaced within the spindle assembly, a process that takes from one to two days, a time far longer than required to install the SBS system. The system is "tuned" or "calibrated" to the machine by a factory service technician. Although water systems are unable to balance at low rpm, they work at mid- and high-speeds when properly monitored. Compare this to SBS systems that require little or no monitoring by the operator. This technology is the oldest in the market and is employed in the SHS-installed systems. The Company considers European electromechanical balancers its major competition due to their established base in Europe.

Several European companies located primarily in Switzerland, Germany, Spain and Italy produce electromechanical balancers similar to the SBS System. These European balancers have electronic deficiencies that render them less effective in solving essential balancing requirements. They cannot achieve the consistent low balance levels obtained by the SBS System and cannot operate effectively at 500 rpm (low speed) or at 7,500 rpm (high speed) as the SBS system can. In addition, these balancers have inferior brush and cable assemblies that cause down time and high maintenance. None of these companies currently can compete effectively with the Company in providing mounting adapters for all grinding machines.

The SBS System list price is $7,995 worldwide. Water balancers produced by German companies other than SHS are priced at $9,000 to $11,000, and electromechanical systems are priced at $8,000 to $10,000 worldwide. Management market surveys indicate customers perceive the value of an automatic balancer to be approximately $8,000; therefore, Company pricing is geared to obtaining a dominant market position and meeting competitive supplier prices. The market strategy is to establish the SBS System as the foremost product with the best quality, reliability and performance and superior economic value.

SCHMITT MEASUREMENT SYSTEMS, INC.

SMS manufactures and markets a line of laser-based, precision measurement systems and operates a precision light scatter measurement laboratory utilized by third-party equipment manufacturers and others.

Light scatter technology involves using lasers, optics and detectors to throw a beam of light on a material sample and record its reflection/transmission. Analysis of light scatter information can determine material characteristics such as surface roughness, defects and dimensional sizing without introducing contaminants and causing changes to the tested material.

The principal products of SMS are laser-based measurement products and technology applicable to both industrial and military markets. The Company has used the patents, patent applications, trademarks and other proprietary technology to successfully refocus the marketing efforts into industrial markets, including electronics, computer disk manufacturers and flat-panel display manufacturers.

In Fiscal 1998, 1999 and 2000, net sales of SMS products totaled $3,093,972, $579,844 and $1,608,567 respectively. Net sales of SMS products accounted for 29% of the Company's revenue in Fiscal 1998, 7% in Fiscal 1999 and 18% in Fiscal 2000.

SMS operates four product lines: laser-based light-scatter measurement products, research products, a light-scatter measurement laboratory and other laser alignment products.

DISK MEASUREMENT PRODUCTS:

These products use proprietary laser light scatter technology to perform non-contact surface measurement tests that quantify surface micro-roughness in a rapid, accurate, repeatable and non-destructive manner. Products are sold to manufacturers of disk drives and silicon wafers, both industries with fabrication processes that require precise and reliable measurements.

Computer hard disks require exact manufacturing control and a narrow tolerance band for acceptable roughness. The read/write head flies over the disk drive surface on a cushion of air generated when the rough surface of the rotating disk pulls air under the head. If the surface is too smooth, the head may stick or bind to the disk. If it is too rough, the head will fly too far from the disk surface, causing a reduction in data density or storage capacity. The DUV, TMS and DTM product series meet the challenges of disk drive manufacturers. Customers of the DTM and TMS series include Seagate Substrates, HMT Technology Corporation, Western Digital and Komag, Inc.

The original TMS-2000 (Texture Measurement System) product, the world's fastest and most accurate non-contact texture measurement system, revolutionized disk-manufacturing technology. The product is currently used worldwide by most major disk drive manufacturers and provides fast, accurate and repeatable microroughness measurements and quadruples production throughput when compared to other testing devices.

The DTM 2000 (Dual Texture Measurement System) is the fastest, most accurate, non-contact automated texture measurement system in the world. This product provides disk drive manufacturers with affordable inspection of all disks produced. The advanced system is ideally suited for testing in both production and quality control applications and testing speeds are compatible with most in-line production processes.

In fiscal 2000 the Company developed the TMS-2000-DUV product for the disk drive market. Manufacturers in that industry have always faced and continue to face increasing demands for products with greater storage capacity and improved performance and reliability. To meet these demands, the industry is planning to produce a large portion of disk drives using glass substrates rather than aluminum. Manufacturers will require the technology and products to measure surface roughness of these substrates to the same exact levels as those that measure aluminum substrates. The Deep Ultra-violet light (DUV) technology and product uses the patented light scatter technology to measure the surface roughness of glass substrates to levels less than one Angstrom (the point of a needle is one million Angstroms in diamter). Initial sales are expected in fiscal 2001.

The capabilities of these products were enhanced significantly in Fiscal 1999 with the development and introduction of the "RC" series. This product uses light scatter technology to simultaneously measure roughness of the disk surface in two directions. Radially, when the read/write head is moving to another disk sector and circumferentially, when the read/write head is processing information on the disk. The two separate roughness levels are required so the head can operate correctly. This measurement method was not possible until developed by Schmitt and is not possible through any other cost effective measurement means. Surface roughness can now be measured to levels below 0.5 Angstroms.

SILICON WAFER MEASUREMENT PRODUCTS:

The TMS-2000W and TMS-3000W (Texture Measurement Systems) provide fast, accurate, repeatable measurements for manufacturers of silicon wafers, computer chips and memory devices. This industry demands manufacturing precision to increase performance and capacity and the TMS-2000W and TMS-3000W help achieve these goals. Silicon wafers are carefully cut and polished to provide the base upon which a computer or memory chip is produced and therefore, chip manufacturing is extremely dependent on the beginning surface roughness of the wafer. Since all silicon wafers exhibit a microscopic level of surface roughness, stemming from chemical deposition, grinding, polishing, etching, or any number of other production techniques, some method of measuring these surface characteristics is required. The wafer measurement products provide a way for SMS customers in this industry to quantify and control their manufacturing process. The system provides measurements to a few hundredths of an angstrom, a level unachievable by other testing devices.

TESTING LABORATORY:

SMS provides a highly advanced, extremely precise measurement services laboratory to a wide variety of industrial and commercial businesses that require precise measurements achievable only with advanced laser light scatter technology. The laboratory uses three SMS CASI Scatterometers for measuring surface roughness. The true value of the laboratory is not only its extremely precise measurement capability but also the test item is not altered, touched or destroyed. Thus, the laboratory is widely used by the semiconductor and computer hard disk industries, as well as manufacturers of critical optical components in aerospace and defense systems. Customers of the laboratory have included Aerojet, AT&T Bell Labs, Eastman Kodak, General Electric, IBM, NASA and dozens of other industrial companies, universities and government agencies.

While total revenue from the laboratory is a small percentage of SMS's business, use of the laboratory by customers' leads to orders for SMS's laser-based light scatter measurement products. Therefore, it represents one of the best marketing channels of current and future products. Existing products being developed in conjunction with the measurement services laboratory are being marketed to a variety of industrial customers.

RESEARCH PRODUCTS:

These products are sold to companies and institutions involved in research efforts. The CASI Scatterometers are angle-resolved BRDF measurement instruments providing customers with precise roughness measurements of optical surfaces, diffuse materials, semiconductor wafers, magnetic storage media and precision-machined surfaces, as well as surfaces affecting the cosmetic appearance of consumer products. A Scatterometer uses ultraviolet or infrared laser light as a nondestructive probe to measure surface quality, optical performance, smoothness, appearance, defects and contamination on a wide variety of materials.

The sample is mounted on stages capable of moving bidirectionally and/or in rotation. The detector sweeps around the sample in the incident plane measuring scattered and specular light. During the scan, the computer controls gain, filter and aperture changes through user-defined parameters. The instrument background is measured separately and can be compared with the sample data. Results print on the HP

PaintJet printer as viewgraphs or publication-ready figures. Customers include Boeing, The U.S. Navy and Pratt & Whitney.

OTHER MEASUREMENT PRODUCTS:

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

LASER ALIGNMENT SYSTEMS:

The Auto-Collimating Alignment Laser System - Model 2002 is an extremely accurate laser alignment system. The incorporation of a solid-state laser diode provides increased beam stability and eliminates warm-up time. The unique SMS See-Thru target design completely eliminates beam displacement and power loss. The addition of an operator selectable auto-collimating feature provides one arc second accuracy over a large angular range. A microprocessor automates system configuration. A new bus interconnect reduces setup time and allows up to seven operator selectable targets, reducing time required to perform measurements. A complete Model 2002 system consists of an auto-collimating laser, power supply, digital display, See-Thru and end targets, carrying case and cable assemblies.

BUSINESS AND MARKETING STRATEGY

The Company designs, assembles and markets all of its products. The Company's operations are divided into a number of different areas. The Vice President of Operations directs the production, and is responsible for all assembly, purchasing and production engineering. The Product Marketing Division is responsible for the sale of SBS System products and is managed by the President/CEO and four Marketing Managers. Three of the Marketing Managers are responsible for domestic sales while the fourth is responsible for sales in Mainland China and Korea. The President/CEO is responsible for sales in Europe and also oversees the efforts of the four Marketing Managers. The technical services division is responsible for providing technical support to customers and is managed by the Vice President of Operations. Finally, there is a research and development group supervised directly by the President/CEO and the Vice President of Operations.

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

Second, trade shows represent a significant amount of marketing/sales effort. These worldwide events have proven to be excellent sources of business. Company representatives, usually one or more of the marketing managers and/or the President/CEO, attend these events along with local Company representatives. These individuals operate a display booth featuring an SBS System demonstration stand and product and technical literature. Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows.

Third, original equipment manufacturers (OEMs) often include the SBS System on the machine tools they produce. Users thus purchase the SBS System concurrently with the machine tools. The SBS Systems are often installed by machine builders prior to displaying their own machine tools at various trade shows and these samples often become endorsements that prove beneficial to the Company's sales efforts.

In the United States, most products are shipped directly to customers from the Company's distribution center in Portland, Oregon. Where the Company has distributors, the product is shipped to the distributor, who in turn pays the Company directly and then delivers and installs the product for the end user. Western European distribution to customers is handled by shipping the product directly from the Company's Portland headquarters to the European subsidiaries, who in turn sell and distribute the products to the end users.

Similar to the parent company, SMS uses a variety of methods to market and sell its products. First, a Marketing Manager, under the direction of the President/CEO, directs the overall marketing efforts. Second, the Company uses an independent manufacturer's representative to work with and service various customers in the United States. That agent is paid a 5% commission on units he is responsible for selling. Third, in fiscal 2000, the Company entered into a distribution agreement with ULVAC Japan Ltd. ULVAC was appointed as the exclusive distributor for the promotion and sale of SMS products in Japan and Korea. Fourth, trade shows represent a significant amount of marketing/sales effort. The President/CEO attends these events along with various Company representatives. These individuals operate a display booth featuring SMS product demonstrations and product and technical literature. Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows. Fifth, the Company had an Exclusive Distribution Agreement, with Sloan Technology, Inc. (dba Veeco Process Metrology), a subsidiary of Veeco Instruments, Inc. (NASDAQ: VECO). Under this agreement, Veeco was appointed the exclusive distributor for the promotion and sale of SMS products. Veeco was also to provide customers with after-sale services. This agreement was mutually terminated in December 1998. In fiscal 2001, the Company expects to enter into a similar agreement with another large distributor to market and sell SMS products. In fiscal 1999, approximately 2% of the Company's total revenue was attributable to sales made to Veeco. No customer accounted for more than 10% of the Company's total revenue in Fiscal 2000.

All SMS products are assembled in the Portland, Oregon facility and shipped directly to customers around the world from that location.

The SBS System customer base consists of over 250 companies and the SMS customer base consists of approximately 200 companies, many of which are also purchasers of the Company's balancing products.

MANUFACTURING

The Company does not use any unique sources of supply or raw materials in either SBS System balancing products or SMS measurement products. Essential electronic components are available in large quantities from various suppliers. These components are assembled into the SBS System and SMS electronic control units to meet the Company's quality and assembly standards. Company-owned software and firmware are coupled with the electronic components to provide the basis of the Company's various electronic control units. The Company believes several sources of supplies exist for all electronic components and assembly work used in its electronic control system. The Company's primary outside supplier of electronic assembly is Laughlin-Wilt Group, Inc. ("Laughlin-Wilt") of Beaverton, Oregon, a custom supplier of assembled electronic products for several Pacific Northwest companies. In the event of supply problems, the Company believes that two or three alternatives could be developed within 30 days to supplement or replace Laughlin-Wilt.

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

In November 1996, the Company's Quality Control Program received full ISO-9001 certification. This certification was renewed in November 1999.

PROPRIETARY TECHNOLOGY

The Company's success depends in part on its proprietary technology, which the Company attempts to protect through patents, copyrights, trademarks, trade secrets and other measures.

The Company has U.S. patents covering both its SBS and SMS products, processes and methods which the Company believes provide it with a competitive advantage. The Company has a policy of seeking patents where appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. While patents provide certain legal rights of enforceability, there can be no assurance that the historical legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses as to issued patents will, in fact, be considered substantial in the future. There can be no assurance as to the degree and range of protection any patent will afford and whether patents will be issued or the extent to which the Company may inadvertently infringe upon patents granted to others.

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

While the Company pursues patent, trademark, trade secret and copyright protection for products and various marks, it also relies on know-how and continuing technology advancement, manufacturing capabilities, affordable, high-quality products, new product introduction and direct marketing efforts to
                                       9
develop and maintain its competitive position.

PRODUCT DEVELOPMENT

Prior to Fiscal 1996, research and development activities of the Company were focused on the enhancement of the existing product lines for balancers. Since its acquisition of SMS, the Company has expended significant efforts evaluating existing and potential new products for the light-scatter precision measurement market. In Fiscal 1997, the Company began an aggressive research and development program to expand the product lines and capabilities with the goal to enter new market areas and enhance products in existing market areas. The goal was to reduce reliance on historic market segments. Since that fiscal year, the Company has continued to develop new balancing and laser measurement products.

The SB-4500 unit controls balancing in applications with speeds ranging from 300 to 30,000 rpm compared to a range of 500 to 10,000 rpm with the prior Schmitt product. Vibrations are measured to 0.02 microns or 0.75 millionths of an inch, a ten-fold performance improvement over the prior control unit and customers can balance their grinding machines faster, reducing costly down time and increasing factory throughput. The multi-function unit now provides the versatility to control several activities including Schmitt's mechanical and fluid based balancers and the AEMS (Acoustical Emission Monitoring System) product. This generation of computer control allows the future addition of new Schmitt products through the insertion of electronic control cards in any of the four control slots.

Schmitt developed the AEMS (Acoustical Emissions Monitoring System) product to meet grinding customer needs. The product, added to the SB-4500 balance control unit via insertion of an electronic control card, monitors the dressing and grinding process of the customer by direct measurement of machine-generated acoustic signals. By monitoring the high frequency sound signal generated by contact between the wheel and work piece, the system automatically determines when wheel contact is made. Users can eliminate the "gap" time from their grinding process and also automatically detect the beginning of a wheel "crash" and immediately signal the grinder to stop before real damage occurs. The benefits of the AEMS product to the customer include time savings from quick and easy setups, improved dressing and grinding process, and elimination of expensive part and machine damage.

In Fiscal 2000, the disk drive industry presented the Company with the challenge of developing the technology and products to measure the surface roughness of glass substrates, the disk drive media of the future. The industry is planning to produce a large portion of disk drives using glass substrates rather than aluminum and, therefore, manufacturers of disk drives required a solution that would allow them to measure the surface microroughness of this media. The existing SMS technology required modification to produce the required light scatter information to provide the necessary measurements. The engineering staff developed the DUV (Deep Ultra-violet light) technology to measure surface microroughness of glass substrates to the same precise levels as existing products and at levels required by the industry. The TMS-2000-DUV has matched all disk drive industry requirements with initial sales expected in the first quarter of fiscal 2001. The DUV technology compliments existing products and provides the Company the ability to supply solutions for all media used by the disk drive industry.

Companies that grind the production rolls used in such industries such as steel, brass, copper, printing and paper face a long, slow manual process to assure these rolls are ground to the dimensions and smoothness required before they can be used. Problems experienced include improper roll alignment during grinding, the time-consuming manual measurements during grinding, and the need for expensive periodic re-grinding of used rolls and the resulting costly factory down time.

The solution to these problems is to use the Schmitt patented laser light scatter technology. The computer controlled system measures rolls to exact dimensions established by the customer. Evaluated are the roll alignment in the grinder, roll diameter compared to established requirements and surface mircroroughness. A process that has been totally manual will now become fully automated and much more accurate. This new laser-based technology, known as the roll monitor, is scheduled to be introduced in Fiscal 2001.

During Fiscal 1998, 1999 and 2000, the Company's research and development expense totaled $379,798, $462,136 and $380,601 respectively.

INTERNATIONAL SALES

The Company's sales in the last three fiscal years have been generated from the following geographic areas:

                          North                                 Asia and
                         America             Europe              Others
                     ---------------     ---------------     ---------------
Fiscal 2000            $6,063,283          $2,238,085           $552,888
Fiscal 1999            $4,901,460          $2,798,471           $257,792
Fiscal 1998            $8,006,428          $2,488,344           $131,312


BACKLOG

The Company does not generally track backlog. Normally, orders are shipped within several weeks after receipt unless the customer requests otherwise.

EMPLOYEES

As of July 14, 2000, the Company employed 44 individuals worldwide on a full-time basis. There were no regular part-time employees. None of the Company's employees is covered by a collective bargaining agreement.

SUBSEQUENT EVENT

Effective June 1, 2000, in a business combination accounted for as a purchase, the Company acquired Acuity Research, Incorporated. That company designs, assembles and markets precision dimensional laser measurement sensors. The Company issued 275,000 of its common shares (valued at approximately $750,000) in exchange for all of the outstanding stock of Acuity. Acuity technology will become a critical component of the SMS roll monitor product used to measure the diameter of production rolls. In addition, personnel at that company will be used extensively in the future research and development efforts of Schmitt.

ITEM 2.  PROPERTIES

The Company's design and assembly facilities and executive offices are located in a 7,500-square foot building in Portland, Oregon owned by the Company; a 33,000-square foot facility, located across the street from the executive offices and also owned by the Company, houses SMS's operations. Schmitt Europe Ltd. occupies a 1,893-square foot facility in Coventry, England pursuant to a five-year lease beginning February 1, 1997 with a basic monthly rent of L1,708 (approximately $2,732 as of July 5, 2000). SHS occupies a 5,194-square foot facility in Alsbach, Germany pursuant to a five-year lease beginning February 1, 1997 with a basic monthly rent of DM 5,442 (approximately $2,802 as of July 5, 2000). The Company believes its facilities are adequate to meet its currently foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings currently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SMIT."

The following tables set forth the high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for the periods indicated.

YEAR ENDED MAY 31, 1999                  HIGH             LOW
-------------------------------      ------------     ------------
First Quarter                           $6.38            $3.88
Second Quarter                          $5.00            $3.13
Third Quarter                           $4.38            $3.00
Fourth Quarter                          $4.00            $1.94


YEAR ENDED MAY 31, 2000                  HIGH             LOW
-------------------------------      ------------     ------------
First Quarter                           $3.56            $2.50
Second Quarter                          $3.38            $2.38
Third Quarter                           $3.75            $2.06
Fourth Quarter                          $3.69            $2.44

As of July 14, 2000, there were 8,255,389 shares of Common Stock outstanding held by approximately 130 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 2,500 individual holders of shares of Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is included in the Company's Annual Report to Shareholders for the fiscal year ended May 31, 2000 ("Annual Report") under the heading "Selected Financial Data" and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included in the Annual Report under the heading "Management's Discussion and Analysis" and is incorporated herein by reference.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company does not have any derivative financial instruments as of May 31, 2000. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

                                   PART III

Certain information required by Part III is included in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders ("Proxy Statement") and is incorporated herein by reference. The

Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the Proxy Statement under the heading "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report:

                  1.       REPORT OF INDEPENDENT ACCOUNTANTS:

                           To the Board of Directors and Shareholders of Schmitt Industries, Inc.

                           In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Schmitt Industries, Inc. and its subsidiaries at May 31, 2000, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                           PricewaterhouseCoopers LLP
                           Portland, Oregon
                           July 14, 2000

                  2.       FINANCIAL STATEMENTS:

                           The following financial statements required by this Item are included in the Company's Annual Report to Shareholders for the fiscal year ended May 31, 2000 and are incorporated by reference herein:

                                                                                           Annual Report
                                                                                            Page Number
                                                                                          ---------------
                           A.    Consolidated Balance Sheets as of May 31, 2000 and
                                 1999                                                            10

                           B.    Consolidated Statements of Income for the years
                                 ended May 31, 2000, 1999 and 1998                               11

                           C.    Consolidated Statements of Changes in Stockholders'
                                 Equity for the years ended May 31, 2000, 1999 and
                                 1998                                                            12

                           D.    Consolidated Statements of Cash Flows for the years
                                 ended May 31, 2000, 1999 and 1998                               13

                           E.    Notes to Consolidated Financial Statements                      14

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

                                         SCHMITT INDUSTRIES, INC.


                                         By:    /s/ Wayne A. Case
                                                --------------------------------
                                               Wayne A. Case
                                                CHAIRMAN OF THE BOARD, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

                                         Date:  August 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 23, 2000.

SIGNATURE                                TITLE
---------                                -----

/s/ WAYNE A. CASE                        Chairman of the Board, President and
-------------------------------          Chief Executive Officer
Wayne A. Case                            (Principal Executive Officer)


/s/ Robert C. Thompson                   Chief Financial Officer/Treasurer
-------------------------------          (Principal Financial and Accounting
Robert C. Thompson                       Officer)

/s/ David M. Hudson                      Director
-------------------------------
David M. Hudson

/s/ Trevor Nelson                        Director
-------------------------------
Trevor Nelson

/s/ Dennis T. Pixton                     Director
-------------------------------
Dennis T. Pixton

/s/ John A. Rupp                         Director
-------------------------------
John A. Rupp

                               INDEX TO EXHIBITS

 EXHIBITS                               DESCRIPTION
----------   ------------------------------------------------------------------

     3(i) Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the "Company"). Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended
             May 31, 1998......................................................

    3(ii)    Second Restated Bylaws of the Company Incorporated by reference to
             Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the
             fiscal year ended May 31, 1998....................................

     10.1 Schmitt Industries, Inc. Amended & Restated Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company's Annual
             Report on Form 10-K for the fiscal year ended May 31, 1998........

    *13.1    Annual Report to Shareholders of Schmitt Industries, Inc. for
             fiscal year ended May 31, 2000....................................

    *21.1    Subsidiaries of Schmitt Industries, Inc...........................

    *23.1    Consent of PricewaterhouseCoopers LLP.............................

    *27.1    Financial Data Schedule...........................................

------------------------------

* Filed herewith