Form 10-Q
period 2000-08-31
SCHMITT INDUSTRIES INC
filed 2000-10-16
CIK 922612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

----
 XX      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       AUGUST 31, 2000
                                  ---------------------------

                                       or

----
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934
For the transition period from:  ___________________ to:      __________________

Commission File Number:     0-23996

                            SCHMITT INDUSTRIES, INC.
                            ------------------------
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

                                 (503) 227-7908
              ----------------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes    XX          No
                                                   ---------         ---------

The number of shares of each class of common stock outstanding as of August 31, 2000:

    Common stock, no par value                                       8,231,224

                            SCHMITT INDUSTRIES, INC.

                               INDEX TO FORM 10-Q

                                                                                                     Page
                                                                                                  ----------
Part I   -          FINANCIAL INFORMATION

Item 1   -          Financial Statements:

                    Consolidated Balance Sheets:
                    -  August 31, 2000 and May 31, 2000                                               3

                    Consolidated Statements of Income:
                    -  For the Three Months Ended August 31, 2000 and 1999                            4

                    Consolidated Statements of Cash Flows:
                    -  For the Three Months Ended August 31, 2000 and 1999                            5

                    Supplemental Schedule of Non-Cash Financing Activities                            5

                    Notes to Interim Consolidated Financial Statements                                6

Item 2 -            Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                             9

Item 3 -            Quantitative and Qualitative Disclosures About Market Risk                        11

Part II -           OTHER INFORMATION                                                                 12


Signatures -                                                                                          12

PART I - FINANCIAL INFORMATION

       Item 1.            Financial Statements

                            SCHMITT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       August 31, 2000
                                                                          Unaudited            May 31, 2000
                                                                     ------------------      -----------------
CURRENT ASSETS

   Cash                                                               $      1,003,911       $      1,264,475
   Accounts receivable                                                       1,329,053              1,377,422
   Inventories                                                               5,006,090              4,635,792
   Prepaid expenses                                                            119,103                 65,022
   Income taxes receivable                                                      29,099                 24,918
                                                                      -----------------      -----------------
         TOTAL CURRENT ASSETS                                                7,487,256              7,367,629
                                                                      -----------------      -----------------


PROPERTY AND EQUIPMENT

   Land                                                                        299,000                299,000
   Buildings and improvements                                                1,211,897              1,213,553
   Furniture and equipment                                                   1,046,446                933,841
                                                                       -----------------      -----------------

                                                                             2,557,343              2,446,394
   Less accumulated depreciation and amortization                              948,472                896,844
                                                                      -----------------      -----------------
         TOTAL PROPERTY AND EQUIPMENT                                        1,608,871              1,549,550
                                                                      -----------------      -----------------
OTHER ASSETS

   Long-term investment                                                        709,000                812,000
   Long-term deferred tax asset                                              1,191,871              1,156,871
   Other assets                                                                474,851                 66,667
                                                                      -----------------      -----------------
         TOTAL OTHER ASSETS                                                  2,375,722              2,035,538
                                                                      -----------------      -----------------

TOTAL ASSETS                                                          $     11,471,849       $     10,952,717
                                                                      =================      =================

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                   $        412,778       $        471,596
   Accrued liabilities                                                         345,531                353,050
                                                                      -----------------      -----------------
         TOTAL CURRENT LIABILITIES                                             758,309                824,646
                                                                      -----------------      -----------------


STOCKHOLDERS' EQUITY

   Common stock, no par value, 20,000,000 shares                             7,943,321              7,259,399
         authorized, 8,231,224 and 7,980,389 shares issued and
         outstanding at August 31, 2000 and May 31, 2000
         respectively
   Accumulated other comprehensive (loss)                                  (1,324,274)            (1,196,683)
   Retained earnings                                                         4,094,493              4,065,355
                                                                      -----------------      -----------------
         TOTAL STOCKHOLDERS' EQUITY                                         10,713,540             10,128,071
                                                                      -----------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     11,471,849       $     10,952,717
                                                                      =================      =================

    The accompanying notes are an integral part of these financial statements

                            SCHMITT INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                            Three Months Ended August 31,
                                                                      ----------------------------------------
                                                                             2000                   1999
                                                                      -----------------      -----------------
Net sales                                                             $      1,942,990       $      2,012,797
Cost of sales                                                                  766,129                957,271
                                                                      -----------------      -----------------
   Gross profit                                                              1,176,861              1,055,526
                                                                      -----------------      -----------------
Operating expenses:
   General, administrative and sales                                         1,035,466                833,070
   Research and development                                                    103,998                129,925
                                                                      -----------------      -----------------
      Total operating expenses                                               1,139,464                962,995
                                                                      -----------------      -----------------

Operating income                                                                37,397                 92,531

Other income                                                                     6,741                 26,011
                                                                      -----------------      -----------------

Income before provision for income taxes                                        44,138                118,542

Provision for income taxes                                                      15,000                 34,000
                                                                      -----------------      -----------------

Net income                                                            $         29,138       $         84,542
                                                                      =================      =================

Net income per common share:

   Basic                                                              $            .00       $            .01
                                                                      =================      =================

   Diluted                                                            $            .00       $            .01
                                                                      =================      =================

Shares used in per share calculations:

   Basic                                                                     8,241,043              8,184,889
                                                                      =================      =================

   Diluted                                                                   8,737,941              8,536,639
                                                                      =================      =================

    The accompanying notes are an integral part of these financial statements

                            SCHMITT INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                            Three Months Ended August 31,
                                                                         -------------------------------------
                                                                               2000                 1999
                                                                         ---------------       ---------------
CASH FLOWS RELATING TO OPERATING ACTIVITIES
   Net income                                                            $       29,138        $       84,542
   Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
      Depreciation                                                               56,450                70,457
      Amortization                                                               13,640                 5,001
   (Increase) decrease in:
      Accounts receivable                                                       113,628               155,551
      Inventories                                                              (296,058)             (139,067)
      Prepaid expenses                                                          (47,735)              (30,825)
      Income taxes receivable                                                    (4,181)               80,662
   Increase (decrease) in:
      Accounts payable                                                          (64,535)              218,685
      Accrued liabilities                                                        (7,519)                7,387
                                                                         ---------------       ---------------
         Net cash (used in) provided by operating activities                   (207,172)              452,393
                                                                         ---------------       ---------------
CASH FLOWS RELATING TO INVESTING ACTIVITIES
   Purchase of property and equipment                                           (43,602)              (59,166)
   Disposal of property and equipment                                                --                 2,698
   Cash acquired in purchase of wholly-owned subsidiary                         113,604                    --
                                                                         ---------------       ---------------
         Net cash provided by (used in) investing activities                     70,002               (56,468)
                                                                         ---------------       ---------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES
   Repurchase of company stock                                                  (63,803)                    --
                                                                         ---------------       ---------------
         Net cash (used in) financing activities                                (63,803)                    --
                                                                         ---------------       ---------------

EFFECT OF FOREIGN EXCHANGE TRANSLATION ON CASH                                  (59,591)               11,439
                                                                         ---------------       ---------------

(DECREASE) INCREASE IN CASH                                                    (260,564)              407,364

CASH, BEGINNING OF PERIOD                                                     1,264,475               268,888
                                                                         ---------------       ---------------

CASH, END OF PERIOD                                                      $    1,003,911        $      676,252
                                                                         ===============       ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for interest                              $           --        $          673
   Cash paid during the period for income taxes                          $       13,570        $           --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Increase in market value of long-term investment                      $      103,000        $      444,000
   Increase in long-term deferred tax liability                          $       35,000        $      133,000
   Increase in other comprehensive income                                $      127,591        $      322,439
   Common stock issued for purchase of wholly-owned subsidiary           $      747,725        $           --
   Wholly-owned subsidiary - net tangible assets acquired                $     (325,901)       $           --
   Wholly-owned subsidiary - intangible assets acquired                  $     (421,824)       $           --

    The accompanying notes are an integral part of these financial statements

                            SCHMITT INDUSTRIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                   THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (UNAUDITED)


NOTE 1:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2000 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2001.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

NOTE 2:           EPS RECONCILIATION


                                                                        Three Months Ended August 31,
                                                                 --------------------------------------------
                                                                        2000                    1999
                                                                 --------------------    --------------------
Weighted average shares (basic)                                            8,241,043               8,184,889

Effect of dilutive stock options                                             496,898                 451,750

                                                                 --------------------    --------------------
Weighted average shares (diluted)                                          8,737,941               8,536,639
                                                                 ====================    ====================

NOTE 3:           COMPREHENSIVE INCOME

                                                                        Three Months Ended August 31,
                                                                 --------------------------------------------
                                                                        2000                     1999
                                                                 --------------------    --------------------
Net income                                                        $           29,138       $          84,542

Other comprehensive (loss) income:
   (Decrease) increase in fair market value of long-term
      investment, net of taxes                                               (68,000)                311,000
   Foreign currency translation adjustment                                   (59,591)                 11,439

                                                                 --------------------    --------------------
Total comprehensive (loss) income                                 $          (98,453)      $         406,981
                                                                 ====================    ====================

The long-term investment is classified as an "Available-for-sale security". As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of tax benefits, are included in Accumulated Other Comprehensive Income (Loss) and reported as a separate component of Other Comprehensive Income (Loss) in Stockholders' Equity until realized. The cumulative translation adjustment consists of unrealized gains/losses from translation adjustments on intercompany foreign currency transactions that are of a long-term nature.

NOTE 4:           SEGMENTS OF BUSINESS

The Company operates principally in two segments of business: the manufacturing of mechanical components for the machine tool industries, and the manufacturing of laser measurement systems for the computer disk, silicon wafer and dimensional sizing industries. The segment that manufactures mechanical components reported gross sales of $1,762,942 for the three months ended August 31, 2000, including inter-company sales of $215,998. This segment reported gross sales of $1,972,378 for the three months ended August 31, 1999, including inter-company sales of $189,136. The segment that manufactures laser measurement systems reported gross sales of $417,691 for the three months ended August 31, 2000, including inter-company sales of $21,645. For the three months ended August 31, 1999, the measurement products segment reported gross sales of $234,651 with $5,096 in intercompany sales. Geographically, US sales were $1,498,873 and $1,514,678 for three months ended August 31, 2000 and 1999 respectively. Foreign sales were $681,760 and $692,351 for the same three-month period, respectively. This includes inter-company sales of $237,643 for the three months ended August 31, 2000 and $194,232 for the three months ended August 31, 1999. For the three months ended August 31, 2000 and 1999, respectively, export sales by the US segment totaled $244,871 and $347,358.

                            SCHMITT INDUSTRIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                   THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (UNAUDITED)

Income from operations for the three months ended August 31, 2000 and 1999 for the mechanical components segment was $104,570 and $54,055, respectively. (Loss) income from operations for the three months ended August 31, 2000 and 1999 of the laser measurement segment was $(67,173), and $38,476 respectively. Consolidated income from operations includes an adjustment of $7,500 for the elimination of inter-company rent for the three months ended August 31, 2000 and 1999. (Loss) income from operations for the US segment was $(29,715) and $143,155 respectively, for the three months ended August 31, 2000 and 1999 and for the foreign segment, income (loss) of $67,112 and $(50,624) respectively for the same three months.

Long-term assets at August 31, 2000 were $3,009,991 and $974,602 respectively for the mechanical components and laser measurement segments. At May 31, 2000, long-term assets for the mechanical components and laser measurement segments were $3,107,721 and $477,367 respectively. Long-term assets at August 31, 2000 were $3,893,099 and $91,494 for the US and foreign segments respectively. At May 31, 2000, long-term assets for the US and foreign segments were $3,489,686 and $95,402 respectively.

Depreciation expense incurred during the three months ended August 31, 2000 and 1999 by the mechanical components segment was $39,249 and $51,011, respectively. The laser measurement segment incurred depreciation expense of $17,201 and $19,446 for the three months ended August 31, 2000 and 1999, respectively. Amortization expense incurred during the three months ended August 31, 2000 and 1999 by the mechanical components segment was $5,000 and $5,001 respectively. Amortization expense for the laser measurement segment was $8,640 for the three months ended August 31, 2000 while that segment did not incur amortization expense for the three months ended August 31, 1999. The US segment incurred depreciation expense of $46,602 and $48,985 during the three months ended August 31, 2000 and 1999, respectively. The foreign segment incurred depreciation expense of $9,848 and $21,472 respectively, for these same three-month periods. The US segment incurred amortization expense of $13,640 and $5,001 in the three months ended August 31, 2000 and 1999. The foreign segment has not incurred amortization expense. Capital expenditures for the three months ended August 31, 2000 and 1999, were $13,830 and $56,596 by the mechanical components segment and $29,772 and $2,570 by the laser measurement segment, respectively. Capital expenditures for the three months ended August 31, 2000 and 1999, were $38,348 and $41,996 by the US segment and $5,254 and $17,170 by the foreign segment, respectively.

Income from operations represents sales less costs and operating expenses. In computing income from operations, all overhead expenses have been allocated to both industry segments, as they are an integral part of profit recognition for each segment. Identifiable assets by business segment are those used in the Company's operations of each segment. There are no unallocated Company assets.

NOTE 5:           ACQUISITION OF ACUITY RESEARCH INCORPORATED

On June 1, 2000, in a business combination accounted for as a purchase, the Company acquired Acuity Research Incorporated. Acuity designs manufactures and markets precision dimensional laser measurement sensors. The results of operations of Acuity are included in the accompanying consolidated financial statements since the date of acquisition. The Company issued 275,000 of its common shares, valued at $747,725, in exchange for all of the outstanding stock of Acuity. The purchase price was allocated, based upon management estimates, to the estimated fair value of assets and liabilities acquired, with the allocation as follows:


   Current assets net of current liabilities               $      253,732
   Fair value of equipment acquired                        $       72,169
   Intangible assets, patented technology acquired         $      421,824
                                                          ----------------
                                                           $      747,725
                                                          ================

The patents acquired are being amortized over useful lives ranging from eleven to seventeen years.

NOTE 6:           STOCK OPTIONS

On July 1, 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of Accounting Principles Board Opinion No. 25" (FIN44) became effective. FIN 44 clarifies the

                            SCHMITT INDUSTRIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                   THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (UNAUDITED)

application of Opinion 25 for certain issues including the accounting consequence of various modifications to the terms of a previously fixed stock option or award. In May 1999, the Company decreased the exercise prices of 426,750 outstanding stock options to $3.00 per share (the "repriced options"). In accordance with FIN 44, any of these options which are not exercised or cancelled will be accounted for pursuant to a variable stock option plan. Accordingly, compensation expense would have been recorded to the extent the quoted market price of the Company's common stock exceeded the revised exercise price of the repriced options. The quoted market price did not exceed the revised exercise price during any portion of the three-month period ended August 31, 2000.

During the three-months ended August 31, 2000, management offered to repurchase the affected options and all of the employees and directors accepted this offer. At the time of this offer, 329,250 of the repriced options were outstanding. The cost to repurchase these options of $87,510 was included in operating expenses for the three months ended August 31, 2000.

NOTE 7:           PRO FORMA RESULTS - IMPACT OF PURCHASE OF ACUITY RESEARCH

The following pro forma results of operations is provided for illustrative purposes only and does not purport to be indicative of the consolidated results of operations for future periods or what actually would have been realized had the Company and Acuity Research been a consolidated entity during the periods presented. The pro forma results combine the results of operations as if Acuity had been acquired as of the beginning of the periods presented. The results include the impact of the valuation assigned to the patented technology acquired.

                                                Three Months Ended
                                       --------------------------------------
                                          August 31,            August 31,
                                             2000                  1999
                                           (Actual)            (Pro forma)
                                       -----------------    -----------------
   Net sales                              $ 1,942,990          $ 2,122,794
   Net income                             $    29,138          $   106,353
   Net income per share, basic            $       .00          $       .01
       Net income per share, diluted      $       .00          $       .01

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         FIRST QUARTER FISCAL YEAR 2001

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

The three months ended August 31, 2000 was a period where gross profit percentages increased significantly over those percentages realized in the prior year. In comparison to the same period last year, Balancer product sales were soft in both North America and Europe with overall Balancer sales declining 13% compared to year-ago levels. Sales of Measurement products were at expected levels for the quarter and up slightly from the prior year. The increase occurred primarily from the revenue of Acuity Research, Inc., the subsidiary purchased in June 2000. The overall result was a net income of $29,138 for the first quarter of fiscal 2001.

RESULTS OF OPERATIONS:

Sales in the first quarter of fiscal 2000 decreased to $1,942,990 versus $2,012,797 in the same period last year. Measurement system sales totaled $396,046 in the first quarter of fiscal 2001 compared to $229,555 in the first quarter of fiscal 2000, with the increase due to the revenues realized from the new subsidiary, Acuity Research, acquired June 1, 2000. The Company expects continued improvement in measurement sales throughout fiscal 2001 as the sales of the new Precision Roll Monitor and TMS-DUV2000 begin to be realized. Worldwide sales of balancer products were $1,546,944 for the three months ended August 31, 2000 compared to sales of $1,783,242 for the same period last year. The softness in sales in North America and Europe was expected as many companies defer significant buying decisions until after a large biannual trade show that was held in September 2000. The trend is sales is expected to reverse over the remainder of fiscal 2001.

First quarter cost-of-sales decreased to 39% of sales versus 48% in the same period last year. Cost-of-sales of Measurement products as a percentage of sales was 31% for the first quarter 2000 versus 43% in the same period last year and the cost of sales as a percentage of Balancer product net sales was 42% compared to 48% for the same period last year. The reduction of the cost-of-sales percentage of Measurement products was due to the sales mix while the improvement in Balancer products was from improved margin on sales in the European market. Management expects cost-of-sales of Balancer and Measurement products to approximate these levels for the remainder of fiscal 2001.

First quarter general and administrative and R&D expenses totaled $1,139,464 versus $962,995 for the same period last year. This increase is attributable primarily to amounts paid to employees and directors to repurchase their option rights to purchase Company stock and the operating expenses of the new subsidiary, Acuity Research. As a percentage of net sales, operating expenses (including R&D) during the first three months of fiscal 2001 were 59% compared to 48% for the same period last year. Both general and administrative and research and development expenses increased as a percentage of revenues compared to year ago levels. Management estimates if revenue projections are reached over the remainder of fiscal 2001 these costs as a percentage of sales will decline to levels approximating the prior year's results.

On July 1, 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of Accounting Principles Board Opinion No. 25" (FIN44) became effective. That pronouncement requires an accounting treatment that effectively eliminates the ability of a company to reprice options. As long as the affected options were outstanding, Schmitt would have been required to report compensation expense for the increase in the fair market value of the stock above the exercise price, even though no economic event occurred. This could have had a negative impact on earnings per share in future periods, a situation that was not acceptable to management. Therefore, management initiated an action to purchase common stock options that had been repriced in May 1999. The options purchased had been repriced to provide incentive to the key employee group at Schmitt. As a result of this longer-term strategic action, $87,510 of compensation expense was realized in repurchasing these options.

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         FIRST QUARTER FISCAL YEAR 2001

Sales by the foreign subsidiaries totaled $444,117 for the quarter versus $498,119 for the same quarter last year. There was some softness in the market during the first quarter but these changes are expected to be only short term as management anticipates revenues for the remainder of the fiscal year to exceed year ago levels.

In the three-month period ended August 31, 2000, pretax earnings amounted to $44,138 compared to pretax earnings of $118,542 for the same period last year. Taxes were accrued at approximately 34% of domestic pretax income, compared with 29% in the same period last year. Management anticipates that the tax rate for fiscal 2000 will approximate 34%. Three-month net earnings were $29,138 compared to net earnings of $84,542 for the same period last year. Three-month earnings per share, basic and diluted, were $0.00 versus net income per share, basic and diluted, of $0.01 last year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital position improved to $6,728,943 at August 31, 2000 compared to $6,542,983 at May 31, 2000. Cash stood at $1,003,911 at August 31, 2000 compared to $1,264,475 at May 31, 2000.

During the three-month period ended August 31, 2000, net cash used by operating activities totaled $207,172, including net operating income of $29,138. Included in cash flow from operating activities was a $296,058 increase in inventories, with most of the increase in finished goods. Management has initiated an inventory reduction program and expects inventory levels to decline over the remainder of fiscal 2001. Net cash provided from investing activities was $70,002 consisting of the net cash acquired in the purchase of Acuity Research less additions to property and equipment. Net cash used in financing activities amounted to $63,803, which consists of the purchase of 24,165 shares of the Company's common stock.

Management believes that cash from operations, available credit resources and its working capital position will provide adequate funds on a short-term basis to cover currently foreseeable payments and commitments and payments under existing and anticipated supplier agreements. Management believes that such cash flow is also sufficient to finance current short-term operations, projected capital expenditures, anticipated short-term sales agreements and other contingencies during at least the next six months.

Management is currently reviewing long-range capital requirements as they relate to expansion of products and markets. This analysis may or may not result in future decisions to seek additional funding for the Company via debt or equity to service the Company's future growth requirements.

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         FIRST QUARTER FISCAL YEAR 2001


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Interest Rate Risk

The Company does not have any derivative financial instruments as of August 31, 2000. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         FIRST QUARTER FISCAL YEAR 2001





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

                                               SCHMITT INDUSTRIES, INC.
                                                    (Registrant)


Date:               10/16/2000       /s/ Wayne A. Case
                    ------------------------------------------------------------
                                           Wayne A. Case, President/CEO/Director

Date:               10/16/2000       /s/ Robert C. Thompson
                    ------------------------------------------------------------
                                     Robert C. Thompson, Chief Financial Officer