Form 10-Q
period 2000-11-30
SCHMITT INDUSTRIES INC
filed 2001-01-16
CIK 922612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

------
  xx     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2000
                                 ----------------------

                                       or

-----
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934
For the transition period from:  ___________________ to:   ________________

Commission File Number:   0-23996
                        ------------

                            SCHMITT INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Oregon                               93-1151989
  ---------------------------      ------------------------------------------
   (Place of Incorporation)                (IRS Employer ID Number)

                 2765 NW Nicolai Street, Portland, Oregon 97210
-------------------------------------------------------------------------------
              (Address of registrant's principal executive office)

                                 (503) 227-7908
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes    xx          No
                                              ------------         ---------

The number of shares of each class of common stock outstanding as of November 30, 2000:

Common stock, no par value                                      8,213,224
                                                                ---------

                            SCHMITT INDUSTRIES, INC.

                               INDEX TO FORM 10-Q


                                                                                                     Page
                                                                                                  -----------


Part I   -          FINANCIAL INFORMATION

Item 1   -          Financial Statements:

                    Consolidated Balance Sheets:
                    -  November 30, 2000 and May 31, 2000                                             3

                    Consolidated Statements of Operations:
                    -  For the Three and Six Months Ended November 30, 2000 and 1999                  4

                    Consolidated Statements of Cash Flows:
                    -  For the Six Months Ended November 30, 2000 and 1999                            5

                    Supplemental Schedule of Non-Cash Financing Activities                            5

                    Notes to Consolidated Interim Financial Statements                                6

Item 2 -            Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                        9

Item 3 -            Quantitative and Qualitative Disclosures About Market Risk                        11

Part II -           OTHER INFORMATION                                                                 12

Signatures -                                                                                          12




PART I - FINANCIAL INFORMATION

         Item 1.            Financial Statements

                            SCHMITT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    November 30, 2000
                                                                        Unaudited              May 31, 2000
                                                                    -------------------     ------------------


CURRENT ASSETS
   Cash                                                               $        641,270       $      1,264,475
   Accounts receivable                                                       1,244,680              1,377,422
   Inventories                                                               5,118,438              4,635,792
   Prepaid expenses                                                            162,247                 65,022
   Income taxes receivable                                                      73,913                 24,918
                                                                    -------------------      ----------------
         TOTAL CURRENT ASSETS                                                7,240,548              7,367,629
                                                                    -------------------      ----------------

PROPERTY AND EQUIPMENT
   Land                                                                        299,000                299,000
   Buildings and improvements                                                1,233,437              1,213,553
   Furniture and equipment                                                   1,040,885                933,841
                                                                    -------------------      ----------------
                                                                             2,573,322              2,446,394
   Less accumulated depreciation and amortization                              990,506                896,844
                                                                    -------------------      ----------------
         TOTAL PROPERTY AND EQUIPMENT                                        1,582,816              1,549,550
                                                                    -------------------      ----------------

OTHER ASSETS
   Long-term investment                                                      1,376,000                812,000
   Long-term deferred tax asset                                              1,101,871              1,156,871
   Other assets                                                                461,211                 66,667
                                                                    -------------------      ----------------
         TOTAL OTHER ASSETS                                                  2,939,082              2,035,538
                                                                    -------------------      ----------------
TOTAL ASSETS                                                          $     11,762,446       $     10,952,717
                                                                    ===================      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                   $        556,106       $        471,596
   Accrued liabilities                                                         343,022                353,050
                                                                    -------------------      ----------------
         TOTAL CURRENT LIABILITIES                                             899,128                824,646
                                                                    -------------------      ----------------
STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares                             7,901,126              7,259,399
         authorized, 8,213,224 and 7,980,389 shares issued and
         outstanding at November 30, 2000 and May 31, 2000
         respectively
   Accumulated other comprehensive (loss)                                    (863,344)            (1,196,683)
   Retained earnings                                                         3,825,536              4,065,355
                                                                    -------------------      ----------------
         TOTAL STOCKHOLDERS' EQUITY                                         10,863,318             10,128,071
                                                                    -------------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     11,762,446       $     10,952,717
                                                                    ===================      ================



    The accompanying notes are an integral part of these financial statements

                            SCHMITT INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                 Three Months Ended November 30,          Six Months Ended November 30,
                                              -------------------------------------------------------------------------------
                                                   2000                 1999                 2000                 1999
                                              ----------------     ----------------     ----------------     ----------------


Net sales                                     $     1,785,195      $     2,343,343      $     3,728,185      $     4,356,140
Cost of sales                                       1,088,773            1,057,490            1,854,902            2,014,761
                                              ----------------     ----------------     ----------------     ----------------
   Gross profit                                       696,422            1,285,853            1,873,283            2,341,379
                                              ----------------     ----------------     ----------------     ----------------
Operating expenses:
   General, administrative and sales                1,056,602            1,041,198            2,092,068            1,874,268
   Research and development                            75,600              100,095              179,598              230,020
                                              ----------------     ----------------     ----------------     ----------------
      Total operating expenses                      1,132,202            1,141,293            2,271,666            2,104,288
                                              ----------------     ----------------     ----------------     ----------------

Operating (loss) income                             (435,780)              144,560            (398,383)              237,091

Other income                                            6,823               25,224               13,564               51,235
                                              ----------------     ----------------     ----------------     ----------------

(Loss)   income   before    (benefit   from)
provision for income taxes                          (428,957)              169,784            (384,819)              288,326

(Benefit from) provision for income taxes           (160,000)               22,000            (145,000)               56,000
                                              ----------------     ----------------     ----------------     ----------------
Net (loss) income                             $     (268,957)      $       147,784      $     (239,819)      $       232,326
                                              ================     ================     ================     ================

Net (loss) income per common share:

   Basic                                      $         (.03)      $           .02      $         (.03)      $           .03
                                              ================     ================     ================     ================

   Diluted                                    $         (.03)      $           .02      $         (.03)      $           .03
                                              ================     ================     ================     ================
Shares used in per share calculations:

   Basic                                            8,223,521            8,184,889            8,232,330            8,184,889
                                              ================     ================     ================     ================

   Diluted                                          8,223,521            8,651,639            8,232,330            8,651,639
                                              ================     ================     ================     ================



    The accompanying notes are an integral part of these financial statements

                            SCHMITT INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



                                                                            Six Months Ended November 30,
                                                                        --------------------------------------
                                                                              2000                  1999
                                                                        ----------------      ----------------


CASH FLOWS RELATING TO OPERATING ACTIVITIES
   Net (loss) income                                                     $     (239,819)        $     232,326
   Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
      Depreciation                                                              103,611               135,676
      Amortization                                                               27,280                10,000
      Deferred taxes                                                           (137,000)                   --
   (Increase) decrease in:
      Accounts receivable                                                       198,002              (143,197)
      Inventories                                                              (408,407)              211,683
      Prepaid expenses                                                          (90,879)              (56,921)
      Income taxes receivable                                                   (48,995)              106,419
   Increase (decrease) in:
      Accounts payable                                                           78,797                50,879
      Accrued liabilities                                                       (10,028)               53,692
                                                                        ----------------      ----------------
         Net cash (used in) provided by operating activities                   (527,438)              600,557
                                                                        ----------------      ----------------
CASH FLOWS RELATING TO INVESTING ACTIVITIES
   Purchase of property and equipment                                           (64,708)             (102,956)
   Disposal of property and equipment                                                --                14,324
   Cash acquired in purchase of wholly-owned subsidiary                         113,604                    --
                                                                        ----------------      ----------------
         Net cash provided by (used in) investing activities                     48,896               (88,632)
                                                                        ----------------      ----------------
CASH FLOWS RELATING TO FINANCING ACTIVITIES
   Repurchase of company stock                                                 (106,002)                   --
                                                                        ----------------      ----------------
         Net cash (used in) financing activities                               (106,002)                   --
                                                                        ----------------      ----------------

EFFECT OF FOREIGN EXCHANGE TRANSLATION ON CASH                                  (38,661)              (43,073)
                                                                        ----------------      ----------------

(DECREASE) INCREASE IN CASH                                                    (623,205)              468,852

CASH, BEGINNING OF PERIOD                                                     1,264,475               268,888
                                                                        ----------------      ----------------

CASH, END OF PERIOD                                                      $      641,270        $      737,740
                                                                        ================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for interest                              $           --        $          673
   Cash paid during the period for income taxes                          $           --        $           --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Increase (decrease) in market value of long-term investment           $      564,000        $     (845,000)
   Increase (decrease) in long-term deferred tax liability               $     (192,000)       $      254,000
   Common stock issued for purchase of wholly-owned subsidiary           $      747,725        $           --
   Wholly-owned subsidiary - net tangible assets acquired                $     (325,901)       $           --
   Wholly-owned subsidiary - intangible assets acquired                  $     (421,824)       $           --



    The accompanying notes are an integral part of these financial statements

                            SCHMITT INDUSTRIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                   SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2000 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2001.

These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

NOTE 2:           EPS RECONCILIATION


                                                 Three Months Ended November 30,            Six Months Ended November 30,
                                              ---------------------------------------     -----------------------------------
                                                    2000                  1999                 2000                1999
                                              -----------------     -----------------     ---------------     ---------------


Weighted average shares (basic)                      8,223,521             8,184,889           8,232,330           8,184,889
Effect of dilutive stock options                            --               466,750                  --             466,750
                                              -----------------     -----------------     ---------------     ---------------
Weighted average shares (diluted)                    8,223,521             8,651,639           8,232,330           8,651,639
                                              =================     =================     ===============     ===============



For the three and six months ended November 30, 2000, incremental shares in the amount of 274,000 were excluded from the diluted loss per share calculation, as their effect was anti-dilutive.

NOTE 3:           COMPREHENSIVE INCOME


                                              Three Months Ended November 30,             Six Months Ended November 30,
                                          ----------------------------------------    ---------------------------------------
                                                2000                  1999                  2000                  1999
                                          ------------------    ------------------    ------------------    -----------------



Net income (loss)                           $      (268,957)      $       147,784      $       (239,819)      $     232,326
Other comprehensive income (loss):
   Decrease (increase) in fair market
      Value of long-term investment,
      net of taxes                                  440,000              (902,000)              372,000            (591,000)
   Foreign currency translation
      Adjustment                                     20,930               (54,512)              (38,661)            (43,073)
                                          ------------------    ------------------    ------------------    -----------------
Total comprehensive income (loss)           $       191,973       $      (808,728)      $        93,526      $     (401,747)
                                          ==================    ==================    ==================    =================



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

NOTE 4:           SEGMENTS OF BUSINESS

The Company operates two principal business segments: the manufacturing of mechanical components for the machine tool industries and the manufacturing of laser measurement systems for the computer disk, silicon wafer and dimensional sizing industries. The segment that manufactures mechanical components reported gross sales of $3,437,670 for the six months ended November 30, 2000, including inter-company sales of $405,101. This segment reported gross sales of $4,122,674 for the six months ended November 30, 1999, including inter-company sales of $440,111. The segment, which manufactures laser measurement systems, reported gross sales of $717,261 for the

                            SCHMITT INDUSTRIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                   SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


six months ended November 30, 2000, including inter-company sales of $21,645. For the six months ended November 30, 1999, the measurement products segment reported gross sales of $690,007, including inter-company sales of $16,430. Geographically, US sales were $2,447,444 and $2,852,867 for six months ended November 30, 2000 and 1999 respectively. Foreign sales were $1,707,487 and $1,959,814 for the same six-month periods, respectively. This includes inter-company sales of $410,324 for the six months ended November 30, 2000 and $456,541 for the six months ended November 30, 1999. For the six months ended November 30, 2000 and 1999, respectively, export sales by the US segment totaled $373,161 and $479,052.

Income from operations for the six months ended November 30, 2000 and 1999 for the mechanical components segment was $116,531 and $31,664 respectively. Income
(loss) from operations for the six months ended November 30, 2000 and 1999 for the laser measurement segment was $(514,914), and $205,427, respectively. Consolidated income (loss) from operations includes an adjustment of $15,000 for the elimination of inter-company rent for the six months ended November 30, 2000 and 1999. Income (loss) from operations for the US segment was $(496,500) and $324,014 respectively, for the six months ended November 30, 2000 and 1999 and for the foreign segment, income (loss) from operations was $98,117 and $(86,923) respectively for the same six months.

Long-term assets at November 30, 2000 were $3,426,256 and $1,095,642 respectively for the mechanical components and laser measurement segments. At May 31, 2000, long-term assets for the mechanical components and laser measurement segments were $3,107,721 and $477,367 respectively. Long-term assets at November 30, 2000 were $4,426,695 and $95,203 for the US and foreign segments respectively. At May 31, 2000, long-term assets for the US and foreign segments were $3,489,686 and $95,402 respectively.

Depreciation expense incurred during the six months ended November 30, 2000 and 1999 by the mechanical components segment was $75,171 and $98,443, respectively. The laser measurement segment incurred depreciation expense of $28,440 and $37,233 for the six months ended November 30, 2000 and 1999, respectively. Amortization expense incurred during each of the six months ended November 30, 2000 and 1999 by the mechanical components segment was $10,000. The laser measurement segment incurred amortization expense of $17,280 and $-0- for the six months ended November 30, 2000 and 1999 respectively. The US segment incurred depreciation expense of $84,223 and $98,314 during the six months ended November 30, 2000 and 1999, respectively. The foreign segment incurred depreciation expense of $19,388 and $37,362 respectively, for these same six-month periods. The US segment incurred amortization expense of $27,280 and $10,000 in the six months ended November 30, 2000 and 1999. The foreign segment has not incurred amortization expense. Capital expenditures for the six months ended November 30, 2000 and 1999, were $31,713 and $100,386 by the mechanical components segment and $32,995 and $2,570 by the laser measurement segment, respectively. Capital expenditures for the six months ended November 30, 2000 and 1999 were $45,510 and $85,736 by the US segment and $19,198 and $17,220 by the foreign segment, respectively.

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

NOTE 5:           ACQUISITION OF ACUITY RESEARCH INCORPORATED

On June 1, 2000, in a business combination accounted for as a purchase, the Company acquired Acuity Research Incorporated. Acuity designs, manufactures and markets precision dimensional laser measurement sensors. The results of operations of Acuity are included in the accompanying consolidated financial statements since the date of acquisition. The Company issued 275,000 of its common shares, valued at $747,725, in exchange for all of the outstanding stock of Acuity. The purchase price was allocated, based upon management estimates, to the estimated fair value of assets and liabilities acquired, with the allocation as follows:



                 Current assets net of current liabilities               $      253,732
                 Fair value of equipment acquired                        $       72,169
                 Intangible assets, patented technology acquired         $      421,824
                                                                        ----------------




                            SCHMITT INDUSTRIES, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                   SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                         $      747,725
                                                                        ================





The patents acquired are being amortized over useful lives ranging from eleven to seventeen years.

NOTE 6:           STOCK OPTIONS

On July 1, 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25" (FIN44) became effective. FIN 44 clarifies the application of Opinion 25 for certain issues including the accounting consequence of various modifications to the terms of a previously fixed stock option or award. In May 1999, the Company decreased the exercise prices of 426,750 outstanding stock options to $3.00 per share (the "repriced options"). In accordance with FIN 44, any of these options which are not exercised or cancelled will be accounted for pursuant to a variable stock option plan. Accordingly, compensation expense would have been recorded to the extent the quoted market price of the Company's common stock exceeded the revised exercise price of the repriced options.

In July 2000, management offered to repurchase the affected options and all of the employees and directors accepted this offer. At the time of this offer, 329,250 of the repriced options were outstanding. The cost to repurchase these options of $87,510 was included in operating expenses for the six months ended November 30, 2000. The quoted market price did not exceed the revised exercise price at any time from July 1, 2000 through the date the options were repurchased.

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


                                                       Three Months Ended                         Six Months Ended
                                              -------------------------------------     -------------------------------------
                                               November 30,         November 30,         November 30,         November 30,
                                                   2000                 1999                 2000                 1999
                                                 (Actual)            (Pro forma)           (Actual)            (Pro forma)
                                              ----------------     ----------------     ----------------     ----------------


Net sales                                      $    1,785,195       $    2,522,976       $    3,728,185       $    4,694,849
Net income (loss)                              $     (268,957)      $      198,726       $     (239,819)      $      305,079
Net income (loss) per share, basic             $         (.03)      $          .02       $         (.03)      $          .04
Net income (loss) per share, diluted           $         (.03)      $          .02       $         (.03)      $          .04


                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         SECOND QUARTER FISCAL YEAR 2001

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

RESULTS OF OPERATIONS:

THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999:

Sales in the second quarter of fiscal 2001 decreased to $1,785,195 versus $2,343,343 in the same period last year, with decreases in both industry segments. Worldwide sales of balancer products were $1,485,625 for the three-months ended November 30, 2000 compared to $1,899,321 for the same period last year. The decrease in sales occurred in both domestic and foreign markets and is due to general worldwide softness in the machine tool industry. Sales in those markets could continue to be flat in calendar 2001, although increases in Europe are possible due to improved sales and marketing efforts in that market. Sales of measurement products totaled $299,570 in the second quarter of fiscal 2001 compared to $444,022 in the second quarter of fiscal 2000. The Company expects improvement in measurement sales throughout calendar 2001 as a result of the marketing and sales initiatives started in the first six months of the current fiscal year and from the initial shipments of the TMS-2000-DUV and Precision Roll Monitor products.

Second quarter cost of sales as percentage of sales increased to 61% versus 45% in the same period last year. Most of the increase was due to an inventory writedown of $286,267 in the measurement segment. When excluding this writedown, cost of sales as a percentage of sales was 45%, virtually equal to the prior year percentage. Cost of sales as a percentage of sales for the balancer segment was 46%, a decrease from 48% for the same quarter in the prior fiscal year. Improvement came about through the reduction in direct labor costs at the German subsidiary. In the measurement segment (when excluding the fiscal 2001 inventory writedown) cost of sales as a percentage of sales was 41% and 34% for the three months ended November 30, 2000 and 1999, respectively. The increase was from underabsorbed labor costs resulting from lower sales. Management expects cost-of-sales of Balancer and Measurement products (exclusive of the inventory writedown) to approximate these levels for the remainder of fiscal 2001.

Second quarter general, administrative and R&D expenses totaled $1,132,202 versus $1,141,293 for the same period last year. As a percentage of sales, during the second quarter of fiscal 2001 these expenses were 63% compared to 49% for the same period last year. Both general, administrative and sales and research and development expenses increased as a percentage of sales compared to year ago levels due to the decline in sales volume. Management estimates that these costs, as a percentage of sales, will decline as sales increase in future fiscal periods.

Sales by the foreign subsidiaries totaled $463,463 for the quarter versus $526,102 for the same quarter last year. There was some softness in the market during the second quarter in fiscal 2001, but these changes in the markets are expected to be only short term as management anticipates sales for the remainder of the fiscal year to approximate year ago levels.

In the three-month period ended November 30, 2000, the pretax (loss) amounted to $(428,957) compared to pretax earnings of $169,784 for the same period last year. Taxes were accrued at approximately 37% of domestic pretax income, consistent with management's expectation of a fiscal 2001 tax rate. The three-month net (loss) was $(268,957) compared to net earnings of $147,784 for the same period last year. Three-month net (loss) per share, basic and diluted, was $(.03) versus a net earnings per share, basic and diluted, of $.02 last year.

SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999

Sales in the first six months of fiscal 2001 decreased to $3,728,185 versus $4,356,140 in the same period last year. This decrease occurred in the Balancing segment. Worldwide sales of balancer products were $3,032,569 for the six-

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         SECOND QUARTER FISCAL YEAR 2001


months ended November 30, 2000 compared to $3,682,563 for the same period last year. Once again, the decrease in sales occurred in both the domestic and foreign markets and is due to the general worldwide softness in the machine tool industry, a trend which first began to impact the Company in the first quarter of fiscal 2001. Sales in those markets could continue to be flat in calendar 2001 with possible increases in Europe due to improved sales and marketing efforts in that market. Sales of Measurement products totaled $695,616 in the first six months of fiscal 2001 compared to $673,577 for the same period in fiscal 2000. The Company expects improvement in measurement sales throughout calendar 2001 as a result of the marketing and sales initiatives started in the first six months of the current fiscal year and from the initial shipments of the TMS-2000-DUV and Precision Roll Monitor products.

Cost-of-sales for the period increased to 50% of sales versus 46% in the same period last year. The cost of sales percentage of Balancer products was 44% compared to 48% for the same period last year, with the improvement due from the reduction in direct labor costs at the German subsidiary. Cost-of-sales of the measurement segment was 76% for the six-months ended November 30, 2000 versus 37% in the same period last year. However, when the $286,267 inventory writedown is excluded, the cost of sales percentage is 35%, comparable to the year ago percentage. Management expects cost-of-sales of Balancer and Measurement products (exclusive of the inventory writedown) to approximate these levels for the remainder of fiscal 2001.

Operating expenses for the six months ended November 30, 2000 totaled $2,271,666 versus $2,104,288 for the same period last year. As a percentage of sales, operating expenses (including R&D) during the six months ended November 30, 2000 were 61% compared to 48% for the same period last year. Both general, administrative and sales and research and development expenses increased as a percentage of sales compared to year ago levels due to the decline in sales volume. Management estimates that these costs, as a percentage of sales, will decline as sales increase in future fiscal periods.

Sales by the foreign subsidiaries totaled $924,002 for the six-month period versus $1,024,221 for the same period last year. There was some softness in the European markets for balancer products during the six months ended November 30, 2000 but, as mentioned earlier, these changes are expected to be only short term as management anticipates sales for the remainder of the fiscal year to approximate year ago levels.

In the six-month period ended November 30, 2000, the pretax loss amounted to $(384,819) compared to pretax earnings of $288,326 for the same period last year. Taxes were accrued at approximately 38% of domestic pretax income, consistent with management's expectation of a fiscal 2001 tax rate. The six-month net loss was $(239,819) compared to net earnings of $232,326 for the same period last year. The six-month net loss per share, basic and diluted, was $(.03) versus a net earnings per share, basic and diluted, of $.03 last year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital position declined slightly to $6,341,416 at November 30, 2000 compared to $6,542,983 at May 31, 2000. Cash stood at $641,270 at November 30, 2000 compared to $1,264,475 at May 31, 2000.

During the six-month period ended November 30, 2000, net cash (used in) operating activities totaled $(527,438), including the net operating loss of $(239,819). Included in cash flow from operating activities were a $198,002 decrease in accounts receivable, a $408,407 increase in inventories and a $68,769 increase in accounts payable and accrued expenses. The decrease in the Company's accounts receivable was due to the lower sales during the six-month period ended November 30, 2000 compared with the same period preceding May 31, 2000. As a result of its high-quality customer base, the Company has experienced nearly 100% collection and no reserve for uncollectable accounts, returns or allowances has been established. The increase in inventories, occurring primarily in the balancing segment, has been carefully evaluated. While all inventories in that segment are believed to be usable, these items are under an inventory reduction program that is projected to produce a significant decrease in the level of inventories over the next several months. The reduction will come about both through sales in the ordinary course of business and more strict purchasing procedures. In evaluating inventories in the measurement segment, most items are believed to be capable of being sold in the ordinary course of business. However, one portion is comprised of items that are used in a single product only and is one that has not seen any sales for several months. While sales

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         SECOND QUARTER FISCAL YEAR 2001


of this product line could be realized in the future, management believed it was prudent to take a conservative approach to valuation and therefore decreased the value of these items by 90% or $286,267.

During the six-month period ended November 30, 2000, net cash provided by investing activities was $48,896 consisting of the net cash acquired in the purchase of Acuity Research less additions to property and equipment. Net cash used in financing activities amounted to $106,002, which consists of the purchase of 42,165 shares of the Company's common stock.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2000. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

                            SCHMITT INDUSTRIES, INC.
                                    FORM 10-Q
                         SECOND QUARTER FISCAL YEAR 2001


Part II - OTHER INFORMATION

Item 1.        Legal Proceedings - None
Item 2.        Changes in Securities - None
Item 3.        Default Upon Senior Securities - None
Item 4.        Submission of Matters to a Vote of Security Holders :

               The Company conducted an Annual Meeting of the Shareholders on September 29, 2000. At the meeting, the following persons were elected to fill the vacancies on the Board of Directors created by the expiration of the Class 3 directors' terms, to serve until the year 2003 Annual Meeting of the shareholders and until their successors shall be duly elected:



                        Director             Shares Voted in Favor      Shares Voted Against          Shares Withheld
               --------------------------- -------------------------- -------------------------- ---------------------------


               Maynard E. Brown                    7,641,951                    3,200                      11,715
               Wayne A. Case                       7,626,851                   18,300                      11,715


Item 5.        Other Information - None
Item 6.(a)     Exhibits - None
Item 6.(b)     Reports on Form 8-K - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SCHMITT INDUSTRIES, INC.
                                                 (Registrant)

Date:               1/16/2001       /s/ Wayne A. Case
                    -----------------------------------------------------------
                                    Wayne A. Case, President/CEO/Director

Date:               1/16/2001       /s/ Robert C. Thompson
                    -----------------------------------------------------------
                                    Robert C. Thompson, Chief Financial Officer