Form 10-Q
period 2001-02-28
SCHMITT INDUSTRIES INC
filed 2001-04-16
CIK 922612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                To:

Commission File Number: 0-23996

SCHMITT INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oregon (Place of Incorporation)	93-1151989 (IRS Employer ID Number)
2765 NW Nicolai Street, Portland, Oregon (Address of registrant's principal executive office)	97210 (zip code)

(503) 227-7908
(Registrant's telephone number)

    Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares of each class of common stock outstanding as of February 28, 2001

Common stock, no par value                            7,509,974

SCHMITT INDUSTRIES, INC.
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2001 Unaudited	May 31, 2000
ASSETS
Current assets
Cash	$240,069	$1,264,475
Accounts receivable	1,447,662	1,377,422
Inventories	5,080,724	4,635,792
Prepaid expenses	181,921	65,022
Income taxes receivable	63,099	24,918

	7,013,475	7,367,629

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,216,373	1,213,553
Furniture and equipment	1,075,720	933,841

	2,591,093	2,446,394
Less accumulated depreciation and amortization	1,039,418	896,844

	1,551,675	1,549,550

Other assets
Long-term investment	1,741,000	812,000
Long-term deferred tax asset	977,871	1,156,871
Other assets	447,571	66,667

	3,166,442	2,035,538

TOTAL ASSETS	$11,731,592	$10,952,717

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$369,934	$471,596
Accrued liabilities	330,316	353,050
Current portion of long-term debt	100,000	—

Total current liabilities	800,250	824,646

Long-term debt	277,600	—

Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 7,509,974 and 7,980,389 shares issued and outstanding at February 28, 2001 and May 31, 2000 respectively	7,412,476	7,259,399
Accumulated other comprehensive income loss	(591,551)	(1,196,683)
Retained earnings	3,832,817	4,065,355

Total stockholders' equity	10,653,742	10,128,071

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,731,592	$10,952,717

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28, 2001	February 29, 2000	February 28, 2001	February 29, 2000
Net sales	$2,130,747	$2,542,962	$5,858,932	$6,899,102
Cost of sales	936,466	1,060,452	2,791,368	3,075,213

Gross profit	1,194,281	1,482,510	3,067,564	3,823,889

Operating expenses:
General, administrative and sales	1,124,206	1,002,674	3,216,274	2,876,942
Research and development	83,517	71,726	263,115	301,746

Total operating expenses	1,207,723	1,074,400	3,479,389	3,178,688

Operating income (loss)	(13,442)	408,110	(411,825)	645,201
Other income (expense)	20,723	(9,633)	34,287	41,602

Income (loss) before provision for income taxes	7,281	398,477	(377,538)	686,803
Provision (benefit) for income taxes	—	137,000	(145,000)	193,000

Net income (loss)	$7,281	$261,477	$(232,538)	$493,803

Net income (loss) per common share:
Basic	$.00	$0.03	$(.03)	$0.06

Diluted	$.00	$0.03	$(.03)	$0.06

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
(UNAUDITED)

	Nine Months Ended
	February 28, 2001	February 29, 2000
Cash Flows Relating to Operating Activities
Net income (loss)	$(232,538)	$493,803
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	147,684	203,895
Amortization	40,920	15,000
Deferred taxes	(137,000)	108,000
(Increase) decrease in:
Accounts receivable	(4,980)	(469,359)
Inventories	(370,693)	195,962
Prepaid expenses	(110,553)	(49,926)
Income taxes receivable	(38,181)	122,470
Increase (decrease) in:
Accounts payable	(107,379)	142,097
Accrued liabilities	(22,734)	47,446

Net cash provided by (used in) operating activities	(835,454)	809,388

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(77,640)	(110,445)
Disposals of property and equipment	—	15,783
Cash acquired in purchase of wholly-owned subsidiary	113,604	—

Net cash provide by (used in) investing activities	35,964	(94,662)

Cash Flows Relating to Financing Activities
Repayments on long-term debt	(94,400)
Common stock repurchased	(122,648)	—

Net cash (used in) financing activities	(217,048)	—

Effect of foreign exchange translation on cash	(7,868)	(75,026)

Increase (decrease) in cash	(1,024,406)	639,700
Cash, beginning of period	1,264,475	268,888

Cash, end of period	$240,069	$908,588

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$673
Cash paid during the period for income taxes	$6,562	$3,941
Supplemental Schedule of Noncash Financing Activities:
Increase (decrease) in market value of long-term investment	$929,000	$(1,361,000)
Increase (decrease) in long-term deferred tax asset	$(316,000)	$408,000
Common stock issued for purchase of wholly-owned subsidiary	$747,725	$—
Wholly-owned subsidiary—net tangible assets acquired	$(325,901)	$—
Wholly-owned subsidiary—intangible assets acquired	$(421,824)	$—
Long-term debt incurred to repurchase stock	$472,000	$—

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
(UNAUDITED)

Note 1:

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2001 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2001.

    These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Note 2:  EPS Reconciliation

	Three Months Ended		Nine Months Ended
	February 28, 2001	February 29, 2000	February 28, 2001	February 29, 2000
Weighted average shares (basic)	7,644,863	8,053,735	8,038,659	8,141,331
Effect of dilutive stock options	—	515,805	—	474,666

Weighted average shares (diluted)	7,644,863	8,569,540	8,038,659	8,615,997

Note 3:  Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	February 28, 2001	February 29, 2000	February 28, 2001	February 29, 2000
Net income (loss)	$7,281	$261,477	$(232,538)	$493,803
Other comprehensive income (loss):
Increase (decrease) in fair market value of long-term investment, net of taxes	241,000	(362,000)	613,000	(953,000)
Foreign currency translation adjustment	30,793	(31,953)	(7,868)	(75,026)

Total comprehensive income (loss)	$279,074	$(132,476)	$372,594	$(534,223)

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

Note 4:  Segments of Business

    The Company operates two principal business segments: the design and assembly of mechanical components for the machine tool industries and the design and assembly of laser measurement systems for the computer disk, silicon wafer and dimensional sizing industries. The segment that manufactures mechanical components reported gross sales of $5,180,812 for the nine months ended February 28, 2001, including inter-company sales of $598,107. This segment reported gross sales of $6,212,769 for the nine months ended February 29, 2000, including inter-company sales of $672,626. The segment, which manufactures laser measurement systems, reported gross sales of $1,368,497 for the nine months ended February 28, 2001, including inter-company sales of $92,270. For the nine months ended February 29, 2000, the measurement products segment reported gross sales of $1,375,389, including inter-company sales of $16,430. Geographically, US sales were $3,890,912 and $4,573,810 for nine months ended February 28, 2001 and February 29, 2000 respectively. Foreign sales were $2,658,397 and $3,014,348 for the same nine-month periods, respectively. This includes inter-company sales of $690,377 for the nine months ended February 28, 2001 and $689,056 for the nine months ended February 29, 2000. For the nine months ended February 28, 2001 and February 29, 2000, respectively, export sales by the US segment totaled $613,643 and $693,398.

    Income from operations for the nine months ended February 28, 2001 and February 29, 2000 for the mechanical components segment was $101,506 and $33,716, respectively. Income (loss) from operations for the nine months ended February 28, 2001 and February 29, 2000 of the laser measurement segment was $(513,331), and $611,485, respectively. Consolidated income (loss) from operations includes an adjustment of $22,500 for the elimination of inter-company rent for the nine months ended February 28, 2001 and February 29, 2000. Income (loss) from operations for the US segment was $(479,873) and $702,092 respectively, for the nine months ended February 28, 2001 and February 29, 2000 and for the foreign segment, income (loss) from operations was $68,048 and $(56,891) respectively for the same nine months.

    Long-term assets at February 28, 2001 were $3,638,010 and $1,080,107 respectively for the mechanical components and laser measurement segments. At May 31, 2000, long-term assets for the mechanical components and laser measurement segments were $3,107,721 and $477,367 respectively. Long-term assets at February 28, 2001 were $4,622,288 and $95,829 for the US and foreign segments respectively. At May 31, 2000, long-term assets for the US and foreign segments were $3,489,686 and $95,402 respectively.

    Depreciation expense incurred during the nine months ended February 28, 2001 and February 29, 2000 by the mechanical components segment was $110,250 and $149,688, respectively. The laser measurement segment incurred depreciation expense of $37,434 and $54,207 for the nine months ended February 28, 2001 and February 29, 2000, respectively. Amortization expense incurred during the nine months ended February 28, 2001 and February 29, 2000 by the mechanical components segment was $15,000 for both periods. The laser measurement segment had amortization expense of $25,920 for the nine months ended February 28, 2001 and did not incur amortization expense for the nine months ended February 29, 2000. The US segment incurred depreciation expense of $118,089 and $146,447 during the nine months ended February 28, 2001 and February 29, 2000, respectively. The foreign segment incurred depreciation expense of $29,595 and $57,448 respectively, for these same nine-month periods. The US segment incurred amortization expense of $40,920 and $15,000 in the nine months ended February 28, 2001 and February 29, 2000. The foreign segment has not incurred amortization expense. Capital expenditures for the nine months ended February 28, 2001 and February 29, 2000, were $42,545 and $107,875 by the mechanical components segment and $35,095 and $2,570 by the laser measurement segment, respectively. Capital expenditures for the nine months ended February 28, 2001 and February 29, 2000 were $47,611 and $94,314 by the US segment and $30,029 and $16,131 by the foreign segment, respectively.

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

Note 5:  Notes receivable—employees:

    During the third quarter of fiscal 2001, a note receivable agreement with an officer/employee was mutually terminated under a written agreement between the officer/employee and the Company. The note was secured by outstanding common stock of the Company that had been issued upon exercise of stock options. In return for cancellation of the note, the officer/employee surrendered the shares that secured the note. The shares were subsequently cancelled.

Note 6:  Long-term debt:

    During the third quarter of fiscal 2001, the Company purchased 400,000 shares of its common stock from a private investor for $472,000. Under the terms of the stock purchase agreement, the Company paid $94,400 in cash at closing with the remainder due under a note agreement. The agreement calls for quarterly principal payments of $25,000, plus interest at 9.00%, with the remaining balance due on December 31, 2002.

Note 7:  Acquisition of Acuity Research Incorporated

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

Current assets net of current liabilities	$253,732
Fair value of equipment acquired	$72,169
Intangible assets, patented technology acquired	$421,824

$747,725

    The patents acquired are being amortized over useful lives ranging from eleven to seventeen years.

Note 8:  Stock Options

    On July 1, 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of Accounting Principles Board Opinion No. 25" (FIN 44) became effective. FIN 44 clarifies the application of Opinion 25 for certain issues including the accounting consequence of various modifications to the terms of a previously fixed stock option or award. In May 1999, the Company decreased the exercise prices of 426,750 outstanding stock options to $3.00 per share (the "repriced options"). In accordance with FIN 44, any of these options which are not exercised or cancelled will be accounted for pursuant to a variable stock option plan. Accordingly, compensation expense would have been recorded to the extent the quoted market price of the Company's common stock exceeded the revised exercise price of the repriced options.

    In July 2000, management offered to repurchase the affected options and all of the employees and directors accepted this offer. At the time of this offer, 329,250 of the repriced options were outstanding. The cost to repurchase these options of $87,510 was included in operating expenses for the nine months ended February 28, 2001. The quoted market price did not exceed the revised exercise price at any time from July 1, 2000 through the date the options were repurchased.

Note 9:  Pro Forma Results—Impact of Purchase of Acuity Research

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

	Three Months Ended		Nine Months Ended
	February 28, 2001 (Actual)	February 29, 2000 (Pro forma)	February 28, 2001 (Actual)	February 29, 2000 (Pro forma)
Net sales	$2,130,747	$2,703,034	$5,858,932	$7,397,880
Net income (loss)	$7,281	$229,062	$(232,538)	$537,141
Net income (loss) per share, basic	$.00	$.03	$(.03)	$.07
Net income (loss) per share, diluted	$.00	$.03	$(.03)	$.06

SCHMITT INDUSTRIES, INC.
FORM 10-Q
THIRD QUARTER FISCAL YEAR 2001

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

    The following information contains certain forward-looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the uncertainties of the Company's new product introductions and the risks of increased competition and technological change in the Company's industries. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

    Company operations improved during the third quarter of fiscal 2001, ended February 28, 2001, as sales increased over the first and second quarters of fiscal 2001. However, in comparison to the same period last year, Balancer product sales have declined in both the United States and Europe and sales of Measurement Systems have declined as well. The overall result was net income of $7,281 for the third quarter of fiscal 2001 and a net loss for the first nine months of fiscal 2001 of $(232,538).

Results of Operations:

Three months ended February 28, 2001 and February 29, 2000:

    Sales in the third quarter of fiscal 2001 decreased to $2,130,747 versus $2,542,962 in the same period last year, with decreases in both business segments. Worldwide sales of Balancer products were $1,550,136 in the third quarter of fiscal 2001 compared to $1,857,580 for the same period last year. Sales in both domestic and European markets were soft, trends expected to continue until the economies in both market areas improve. Measurement product sales totaled $580,611 in the third quarter of fiscal 2001 compared to $685,382 in the third quarter of fiscal 2000. The Company expects modest improvement in Measurement sales in future fiscal quarters as the results of sales and marketing initiatives begun earlier in the fiscal year begin to take effect and new products are introduced.

    Third quarter cost-of-sales increased to 44% of sales versus 42% in the same period last year. Cost-of-sales of Balancer products was 49% for both the current and prior year quarters and the cost of sales percentage of Measurement products was 31% for the third quarter 2001 versus 23% in the same period last year. Management expects cost-of-sales of Balancer and Measurement products to approximate these levels for the remainder of fiscal 2001.

    Third quarter general, administrative and R&D expenses totaled $1,207,723 versus $1,074,400 for the same period last year. The current year number includes the expenses of Acuity Research, acquired effective June 1, 2000, and therefore these expenses are not included in the prior year's numbers. When excluding the expenses of Acuity, current year expenses are $1,053,320. As a percentage of revenues, operating expenses (including R&D) during the third quarter of fiscal 2001 were 57% compared to 42% for the same period last year. Management estimates if revenue projections are reached, these costs will stabilize at approximately 45%.

    Sales by the foreign subsidiaries totaled $446,802 for the most recent quarter versus $607,673 for the same quarter last year. The market softness experienced during the first six months of the current fiscal year continued in the most recent fiscal quarter. Marketing initiatives begun earlier in the fiscal year in Europe are expected to produce increasing sales in subsequent fiscal quarters, although this impact could be dampened until the soft market conditions in the European market improve.

    In the three-month period ended February 28, 2001, net income was $7,281 compared to net income of $261,477 for the same period last year. Three-month earnings per share, basic and diluted, were $.00 and $.03 for the three months ended February 28, 2001 and February 29, 2000 respectively.

Nine months ended February 28, 2001 and February 29, 2000:

    Sales in the first nine months of fiscal 2001 decreased to $5,858,932 from $6,899,102 in the same period last year. Worldwide sales of Balancer products were $4,582,705 for the nine months ended February 28, 2001 compared to $5,540,143 for the same period last year. Sales of Balancer products were lower in both North America and Europe when compared to the same period last year due to the general slowness in the grinding machine industry in both geographic markets. These trends are expected to continue in the next three to six months until the general economies in each of these markets improve. Sales of Measurement products totaled $1,276,227 in the first nine months of fiscal 2001 compared to $1,358,959 for the same period in fiscal 2000.

    Cost-of-sales for the period increased to 48% of sales versus 45% in the same period last year. Cost-of-sales of Balancer products was 45% for the nine-months ended February 28, 2000 versus 48% in the same period last year and the cost of sales percentage of Measurement products was 56% compared to 30% for the same period last year. The Measurement segment cost of sales includes a $286,000 inventory write-down in the second quarter of fiscal 2001. When this is excluded, the cost of sale percentage for that segment is 33% for the nine months ended February 28, 2001. Additionally, the consolidated cost of sales percentage, when the inventory write-down is excluded, would be 43% for the same nine-month period.

    Operating expenses for the nine months ended February 28, 2001 totaled $3,479,389 versus $3,178,688 for the same period last year. The current year number includes the expenses of Acuity Research, acquired effective June 1, 2000, and therefore these expenses are not included in the prior year's numbers. When excluding the expenses of Acuity, current year expenses are $2,971,859. As a percentage of revenues, operating expenses (including R&D) during the nine months ended February 28, 2001 were 59% compared to 46% for the same period last year. Management estimates if revenue projections are reached, these costs will stabilize at approximately 45%.

    Sales by the foreign subsidiaries totaled $1,370,804 for the nine-month period versus $1,631,894 for the same period last year. Market conditions for the grinding machine industry in Europe have been soft in comparison to the prior fiscal year. Marketing initiatives begun earlier in the fiscal year are expected to produce increasing sales in subsequent periods, although this impact could be dampened until the soft market conditions in the European market improve.

    In the nine-month period ended February 28, 2001, the pretax (loss) amounted to $(377,538) compared to pretax earnings of $686,803 for the same period last year. Taxes were accrued at approximately 38% of domestic pretax income, consistent with management's expectation of a fiscal 2001-tax rate. The nine-month net loss was $(232,538) compared to net income of $493,803 for the same period last year. Nine-month (loss) per share, basic and diluted, was $(.03) versus a net earnings per share, basic and diluted, of $0.06 last year.

Liquidity and Capital Resources:

    The Company's working capital position declined slightly to $6,213,225 at February 28, 2001 compared to $6,542,983 at May 31, 2000. Cash stood at $240,069 at February 28, 2001 compared to $1,264,475 at May 31, 2000.

    During the nine-month period ended February 28, 2001, net cash (used in) operating activities totaled $(835,454) including a net operating loss of $(232,538). Included in cash flow from operating activities were a $370,693 increase in inventories and a $107,379 decrease in accounts payable and accrued expenses. The increase in inventories, occurring primarily in the balancing segment, has been carefully evaluated. While all inventories in that segment are believed to be usable, these items are under an inventory reduction program that is projected to produce a significant decrease in the level of inventories over the next several months. The reduction will come about both through sales in the ordinary course of business and more strict purchasing procedures. The decrease in accounts payable and accrued expenses occurred primarily due to a decrease in purchasing activity in the weeks proceeding February 28, 2001 as compared to the same period ended May 31, 2000.

    During the nine-month period ended February 28, 2001, net cash provided by investing activities was $35,964 consisting of the net cash acquired in the purchase of Acuity Research less additions to property and equipment. Net cash used in financing activities amounted to $217,048, which consists of the purchase of 52,165 shares of the Company's common stock for $122,648 and payments on long-term debt of $94,400.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

    The Company does not have any derivative financial instruments as of February 28, 2001. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings—None
Item 2.	Changes in Securities—None
Item 3.	Default Upon Senior Securities—None
Item 4.	Submission of Matters to a Vote of Security Holders—None
Item 5.	Other Information—None
Item 6.(a)
Exhibit 10.2	Agreement dated December 1, 1999 between David W. Case and Registrant
Exhibit 10.3	Agreement dated December 1, 2000 between Wayne A. Case and Registrant
Exhibit 10.4	Stock Purchase Agreement dated December 31, 2000 between Hortex Anstalt and Registrant and Promissory Note dated December 31, 2000 from Registrant to Hortex Anstalt
Item 6.(b)	Reports on Form 8-K—None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC. (Registrant)
Date:	4/16/2001	/s/ Wayne A. Case Wayne A. Case, President/CEO/Director
Date:	4/16/2001	/s/ Robert C. Thompson Robert C. Thompson, Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:
  Item 3—Quantitative and Qualitative Disclosures About Market Risk:
Part II—OTHER INFORMATION