Form 10-K405
period 2001-05-31
SCHMITT INDUSTRIES INC
filed 2001-08-24
CIK 922612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-23996

SCHMITT INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	91-1151989 (IRS Employer Identification Number)
2765 N.W. Nicolai Street Portland, Oregon (Address of principal executive offices)	97210 (Zip Code)

(503) 227-7908
(Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

    Securities registered pursuant to Section 12(g) of the Act:

Common Stock—no par value
(Title of each class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. /x/

    As of August 1, 2001, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was $4,628,704 based on the closing sales price of the registrant's Common Stock on the Nasdaq National Market. On that date, there were 7,495,974 shares of Common Stock outstanding.

    Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

Introduction

    The Company (an Oregon corporation) designs, assembles and markets computer-controlled balancing equipment primarily to the machine tool industry. Through its wholly owned subsidiaries, Schmitt Measurement Systems, Inc. ("SMS"), a Montana corporation and Acuity Research Incorporated ("ARI") a California corporation, the Company designs, manufactures and markets precision laser measurement systems. The Company acquired its original balancing equipment technology pursuant to a series of agreements from 1987 through 1991. The Company substantially enhanced and advanced the patented technology since that time. The Company also sells and markets its products in Europe through its wholly owned subsidiaries, Schmitt Europe Ltd. ("SEL"), located in the United Kingdom and Schmitt Europa GmbH ("SEG"), located in Germany. The Company's executive offices are located at 2765 N.W. Nicolai Street, Portland, Oregon 97210, and its telephone number is (503) 227-7908.

Balancing Products

    The Company's principal product is the Schmitt Dynamic Balance System (the "SBS System"), consisting of a computer control unit, sensor, spindle-mounting adapter, and balance head. It is designed to be an inexpensive, yet highly accurate, permanent installation on grinding machines. Currently, the SBS System is beginning to be evaluated by manufacturers for additional applications including large electric motors, industrial fans, industrial brushing devices, turbines and similar devices.

    The SBS System is fully automated, eliminating the need to pre-balance such devices as grinding wheels. This reduces machine setup time and ensures a smoother and more efficient operation. Operating on a principle of mass compensation for wheel imbalance, the balance head contains two movable eccentric weights, each driven by electric motors through a precision gear train. These weights are repositioned to offset any imbalance in a grinding wheel or other application. Imbalance or vibration is picked up by the sensor that feeds a signal to a controller that filters the signal by revolutions per minute. The controller then drives the balance head weights in a direction that reduces the amplitude of the vibration signal. When the weights are positioned to achieve the lowest vibration level, the balance cycle is complete.

    Notable features of the SBS System include its ability to fit almost all machines, ease of installation, compact and modular construction, ability to balance a wheel while on a machine, virtual elimination of wheel vibration, automatic monitoring of balancing, display in both English and metric systems, instrument grade calibration, short balance process, measurement of both displacement and/or velocity and minimal user maintenance.

    Benefits to the system user include improved quality of finished parts, ease of product adaptation, minimal downtime, complete and ready installation, elimination of static balancing, longer life of the grinding wheel, diamond dressings and spindle bearings, the ability to balance within 0.02 microns and its adaptability to all types of machines.

    Precision grinding is necessary in all major manufacturing areas including the automotive industry (camshafts, crankshafts, valves), bearings (roller and tapered types), ceramics (precision shaping), electric motors (shafts), pumps (shafts and turbines), aircraft (engine parts), and general manufacturing. That industry has an established worldwide presence in all industrialized countries and is expanding as a method of material removal and processing. Therefore, the Company believes there may be an increase in market growth and the need for automatic balancing. Within the industry there are three major market segments:

  Machine Tool Builders—These companies design and manufacture a variety of cylindrical, surface and specialty application grinding machines sold worldwide. SBS Systems are distributed to a variety of world markets through OEM (original equipment manufacturer) accounts, where a special pricing (20% discount) is offered to the machine builder incorporating the SBS System into its machine.

  Examples of some of well-known worldwide machine tool builders who have offered and/or installed the SBS System include ANCA (Australia), Bryant Grinders Corporation (U.S.), Blohm Incorporated (U.S.), Blohm GmbH (Germany), Capco Machinery (U.S.), Cincinnati Milacron (U.S.), Ecotech/SMTW (China/U.S.), Gleason Works (U.S.), Litton IAS/Landis Grinding (U.S.), Micron Machinery Limited (Japan/U.S.), Normac Incorporated (U.S.), NTC Toyama America (U.S./Japan), Okomoto (Japan), Okuma Machine (Japan), Shigiya Machine (Japan), Sumitomo Heavy Industry (Japan), CETOS Hostivar (Czech Republic), TOS Holice (Czech Republic), Toyoda Machine (Japan) and Weldon Machine Tool (U.S.). The Company currently sells its products directly to all major machine rebuilders in the U.S. and Western Europe.

  Machine Tool Rebuilders—These customers, found in all industrial nations, develop their business with users by offering to completely update and refurbish older machine tools. These rebuilders typically tear the old machine apart and install new components, such as the Schmitt Dynamic Balancing System. The Company currently sells its products directly to all major machine rebuilders in the U.S. and Western Europe.

  Grinding Machine Users—These end users become aware of the SBS System through trade shows, trade magazine advertising, distributors, field representatives, referrals and new machine suppliers. The Company's business is conducted worldwide with some more well known customers including: Black & Decker, Briggs and Stratton, Caterpillar Inc., Daewoo International Corp., Eaton Corporation, Ford Motor Company, General Electric Corp., General Motors, Ingersoll Rand, Sumitomo Heavy Industries, Texas Instruments, The Timken Company, Torrington, TRW Automotive Components and Westinghouse Electric Corp.

    The acquisition of SEG added the SEG internal spindle, ring and water balancer designs to the Company's worldwide product line. These proven designs allow Schmitt to provide products to a broad range of machine applications.

    In Fiscal 1999, 2000 and 2001, net sales of the Company's balancing products totaled $7,377,879, $7,244,969 and $6,030,030 respectively. Net sales of balancing products accounted for 93% of the Company's revenue in Fiscal 1999, 82% in Fiscal 2000 and 80% in Fiscal 2001. See Note 9 to Consolidated Financial Statements.

Competition:

    Management believes the SBS System is one of few fully automatic balancing systems marketed in the world. Most competitive products require special setup and training or calibration to the specific machine. The Company believes the SBS System is currently the only balancing product that fits all machines with wheel sizes from 6 to 48 inches in diameter and a spindle rpm of 500 through 7,500.

    Competitive products come from European companies located in Switzerland, Germany, Spain and Italy. These competitors produce electromechanical balancers similar to the SBS System and water balancers similar to the SEG system. The Company considers these companies, with their established European base, to be the major competitors. These balancers have electronic deficiencies that render them less effective in solving essential balancing requirements. They cannot achieve the consistent low balance levels at 500-rpm (low speed) or at 7,500 rpm (high speed) as the SBS system can. In addition, these balancers have inferior brush and cable assemblies that cause down time and high maintenance. Finally, none of these companies can currently compete effectively with the Company in providing mounting adapters for all grinding machines.

    Water balancers are the oldest on the market and are employed in the SEG-installed systems. They require expensive plumbing and water chambers to be machined into the wheel hub while the SBS System does not. They are currently priced about 1.25 times the level of the SBS System. When installed, the grinding machines must be disassembled and parts remachined or replaced within the spindle assembly. This can be a one to two day process and a time far longer than required to install the SBS system. The water system is "tuned" or "calibrated" to the machine by a factory service technician while the SBS system can be installed by the operator. Water systems work at mid- and high-speeds but cannot balance in low rpm environments while SBS products work in both environments. Water systems require periodic monitoring while the SBS systems require little or no operator monitoring.

    The SBS System list price is $7,995 worldwide. Water balancers produced by German companies other than SEG are priced at $9,000 to $11,000, and electromechanical systems are priced at $8,000 to $10,000 worldwide. Management market surveys indicate customers perceive the value of an automatic balancer to be approximately $8,000; therefore, Company pricing is geared to obtaining a dominant market position and meeting competitive supplier prices. The market strategy is to establish the SBS System as the foremost product with the best quality, reliability and performance and superior economic value.

Measurement Products

    The Company manufactures and markets a line of laser-based, precision measurement systems and operates a precision laser light scatter measurement laboratory. Light scatter technology involves using lasers, optics and detectors to throw a beam of light on a material sample and record its reflection/transmission. Analysis of light scatter information can determine material characteristics such as surface roughness, defects and dimensional sizing without introducing contaminants and causing changes to the tested material. The principal products of SMS are laser-based measurement products and technology applicable to both industrial and military markets. The Company has used the patents, patent applications, trademarks and other proprietary technology to focus marketing efforts into industrial markets, including electronics, computer disk and silicon wafer manufacturers.

    SMS operates four product lines: laser-based light-scatter measurement, dimensional sizing, research and other laser alignment products plus a light-scatter measurement laboratory.

Disk and Wafer products:

    These products use proprietary laser light scatter technology to perform non-contact surface measurement tests that quantify surface micro-roughness in a rapid, accurate, repeatable and non-destructive manner. Products are sold to manufacturers of disk drives and silicon wafers, both industries with fabrication processes that require precise and reliable measurements.

    Computer hard disks require exact manufacturing control and a narrow tolerance band for acceptable roughness. The read/write head flies over the disk drive surface on a cushion of air generated when the rough surface of the rotating disk pulls air under the head. The head may stick or bind to the disk when the surface is too smooth. If it is too rough, the head will fly too far from the disk surface, causing a reduction in data density or storage capacity. The DUV and TMS product series meet the challenges of disk drive manufacturers. Customers include Seagate Substrates, Western Digital and Komag, Inc.

    The original TMS-2000 (Texture Measurement System) product, the world's fastest and most accurate non-contact texture measurement system, revolutionized disk-manufacturing technology. The product (used on aluminum substrates) is currently used worldwide by most major disk drive manufacturers and provides fast, accurate and repeatable microroughness measurements and quadruples production throughput when compared to other testing devices.

    The TMS-2000-DUV product measures the surface microroughness of glass rather than aluminum substrates. Manufacturers require the technology and products to measure surface roughness of these substrates to the same exact levels as those that measure aluminum. The Deep Ultra-violet light (DUV) technology and product uses the patented light scatter technology to measure the surface roughness of glass substrates to levels less than one Angstrom (the point of a needle is one million Angstroms in diameter).

    The capabilities of these products were enhanced significantly in Fiscal 2000 with the development and introduction of the "RC" series. This light scatter technology simultaneously measures disk surface roughness in two directions, radially, when the read/write head is moving to another disk sector and circumferentially, when the read/write head is processing information on the disk. The two separate roughness levels are required for proper head operation. This measurement method is not possible through any other cost effective measurement means. Surface roughness can now be measured to levels below 0.5 Angstroms.

    The TMS-2000W and TMS-3000W (Texture Measurement Systems) provide fast, accurate, repeatable measurements for manufacturers of silicon wafers, computer chips and memory devices. This industry demands manufacturing precision to increase performance and capacity and these products help achieve these goals. Silicon wafers are carefully cut and polished to provide the base upon which a computer or memory chip is produced. Therefore, chip manufacturing is extremely dependent on the beginning surface roughness of the wafer. Since all silicon wafers exhibit a microscopic level of surface roughness, stemming from chemical deposition, grinding, polishing, etching, or any number of other production techniques, some method of measuring these surface characteristics is required. The wafer measurement products provide a way for SMS customers in this industry to quantify and control their manufacturing process. The system provides measurements to a few hundredths of an Angstrom, a level unachievable by other testing devices.

Testing Laboratory:

    The Company provides a highly advanced measurement services laboratory to a wide variety of industrial and commercial businesses that require precise measurements only advanced laser light scatter technology can provide. The laboratory uses CASI Scatterometers for measuring surface roughness. The true value of the laboratory is not only its extremely precise measurement capability but also the test item is not altered, touched or destroyed. Thus, the laboratory is widely used by manufacturers of critical optical components in aerospace and defense systems, including such companies as Aerojet, AT&T Bell Labs, Eastman Kodak, General Electric, IBM, NASA and dozens of other industrial companies, universities and government agencies.

    ARI develops and assembles laser distance sensors for industrial and OEM use. Applications include steel casting, paper production, medical imaging, crane control and micron-level part and surface inspection. Presently, there are three product lines, the AR4000 distance measurement sensor, the AR4000 Line Scanner and the AR600 series of triangulating laser displacement sensors.

    The AccuRange 4000 is an optical distance measurement sensor for most diffuse reflective surfaces. It operates by emitting a collimated laser beam that is reflected from the target surface and collected by a sensor. The sensor is suitable for a wide variety of distance measurement applications that demand high accuracy and fast response times. Notable features include the operating range for most surfaces (zero to fifty feet), fast response time (50 kHz maximum sample rate), compact and lightweight power design and has a tightly collimated output beam for small spot size. The product has three output beam configurations available: visible infrared, eye safe infrared and reflective tape targets. It is ideally suited to level and position measurement, machine vision, autonomous vehicle navigation and 3D imaging applications.

    The AR4000 Line Scanner is used with the AccuRange 4000 to scan and collect distance data over a full circle. The scanner consists of a balanced, rotating mirror and motor with position encoder and mounting hardware for use with the AccuRange 4000. The scanner deflects the beam 90 degrees, sweeping it through a full circle as it rotates. The product can scan at rates of up to 2600 lines per minute, sweeps the laser beam through a full 360 degrees and is both compact and lightweight.

    The AR600 series is a family of triangulating laser displacement sensors with excellent accuracy and sensitivity. The sensor projects a beam of visible laser light that creates a spot on the target surface. Reflected light from the surface is viewed from an angle by a line scan camera and the target's distance is computed from the image pixel data. The line includes 11 models measuring displacements from 1/8" to 50" and accuracy's down to .00015" (4 microns). They can operate on all types of surfaces at speeds up to 1250 samples/second. The product is extremely sensitive and can detect glass and liquid surfaces and also detect multiple surfaces of transparent materials, allowing great flexibility in specialized applications.

Research Products:

    CASI Scatterometers are sold to companies and institutions involved in research efforts. A Scatterometer uses ultraviolet or infrared laser light as a nondestructive probe to measure surface quality, optical performance, smoothness, appearance, defects and contamination on a wide variety of materials. These products are measurement instruments providing customers with precise roughness measurements of optical surfaces, diffuse materials, semiconductor wafers, magnetic storage media and precision-machined surfaces, as well as surfaces affecting the cosmetic appearance of consumer products. Customers include Boeing, The U.S. Navy and Rockwell Collins North America.

Other Measurement Products:

    The µScan System is a portable device consisting of a hand-held control unit, an interchangeable measurement head and a separate charging unit. To perform a measurement, the operator places the measurement head on the objective area and presses a button. Each measurement takes less than five seconds with results displayed and stored in system memory. The µScan can store 700 measurements in 255 files and provides the capability to program pass/fail criteria. Software is available for control, analysis and file conversion. From a single measurement, a user can determine RMS surface roughness, reflectance and scatter light levels (BRDF) on flat or curved surfaces under any lighting conditions.

    In Fiscal 1999, 2000 and 2001, net sales of Measurement products totaled $579,844, $1,609,287 and $1,550,124 respectively and accounted for 7%, 18% and 20% of the Company's total sales in Fiscal 1999, 2000 and 2001 respectively.

Business and Marketing Strategy

    The Company designs, assembles and markets all of its products with operations divided into a number of different areas. The Vice President of Operations directs the production, and is responsible for all assembly, purchasing and production engineering as well as the technical services division that provides technical support to customers. The Product Marketing Division, managed by the President/CEO, is responsible for the sale of SBS System products. Three Marketing Managers are responsible for domestic sales while a fourth is responsible for sales in Mainland China, Taiwan and Korea. The Company also has one person who performs field service/sales. The President/CEO is responsible for

European sales and oversees the efforts of the Marketing Managers. Finally, there is a research and development group supervised directly by the President/CEO and the Vice President of Operations.

    The Company markets and sells the SBS System in a variety of ways. First, the Company uses the channels provided by independent manufacturer's representatives and distributors. There are currently approximately 25 individuals and/or organizations in the United States acting in one of these capacities. Independent sales agents are paid a 10% commission; distributors are sold products at a 15% discount.

    Second, worldwide trade shows have proven to be an excellent source of business. Company representatives, usually one or more of the Marketing Managers and/or the President/CEO, attend these events along with local Company representatives. These individuals operate a display booth featuring an SBS System demonstration stand and product and technical literature. Representatives from all facets of the Company's target markets attend these trade shows.

    Third, original equipment manufacturers (OEMs) include the SBS System on the machine tools they produce. Users thus purchase the SBS System concurrently with the machine tools. Conversely, end users of grinding machines that have purchased the SBS system directly from the Company, and after enjoying the benefits of the products, often request that SBS products be included with the new equipment they order from OEMs. The SBS Systems are often installed by machine builders prior to displaying their own machine tools at various trade shows and these samples often become endorsements that prove beneficial to the Company's sales efforts.

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

    Similar to the parent company, SMS uses a variety of methods to market and sell its products. First, a Marketing Manager, under the direction of the President/CEO, directs the overall marketing efforts. Second, the Company uses an independent manufacturer's representative group to market and sell products to various customers in the Western United States. That group is paid a 20% commission on units they are responsible for selling. Third, the Company has a distribution agreement with a company in Japan that is the exclusive distributor for the promotion and sale of SMS products in Japan, Korea, Malaysia, Singapore, the Philippines and Taiwan. Fourth, trade shows represent a significant amount of marketing/sales effort. The President/CEO attends these events along with various Company representatives. These individuals operate a display booth featuring SMS product demonstrations and product and technical literature. Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows.

    Finally, one of the best marketing channels is the testing laboratory. Once customers see the capabilities of the technology, it leads to orders for the Company's laser based light scatter measurement products.

    All SMS products are assembled in the Portland, Oregon facility and shipped worldwide directly to customers.

    Acuity exclusively markets and sells its products through a worldwide network of manufacturer's representatives and distributors. The President of ARI, under the direction of the Company's President/CEO, directs the overall marketing efforts. There are seven representatives in North America and seven located in companies throughout the world. The United States representatives receive a 15% commission while the foreign representatives receive a 25% commission on all units they sell. Management of both the Company and ARI will also attend trade shows where the products are displayed and demonstrated. All ARI products are assembled in the Menlo Park, California facility and shipped worldwide directly to customers.

    The SBS, SMS and ARI customer bases consist of over 250, 200 and 300 companies respectively.

Manufacturing

    There are no unique sources of supply or raw materials in any product lines. Essential electronic components, available in large quantities from various suppliers, are assembled into the Balancing and Measurement electronic control units under the Company's quality and assembly standards. Company-owned software and firmware are coupled with the electronic components to provide the basis of the Company's various electronic control units. Management believes several supply sources exist for all electronic components and assembly work incorporated into its electronic control systems. The primary outside supplier of electronic assemblies is Viasystems, Inc. of Beaverton, Oregon, a custom supplier of assembled electronic products for several Pacific Northwest companies. In the event of supply problems, the Company believes that two or three alternatives could be developed within 30 days to supplement or replace Viasystems.

    Mechanical parts for the Company's products are produced to the customers' drawings and specifications by high quality CNC machine shops. The Company is not dependent on any one supplier of mechanical components. Principal suppliers of components for the Company's products include MacKay Manufacturing of Spokane, Washington; OEM Manufacturing of Corvallis, Oregon; Eagle Industries of Newberg, Oregon; and Forest City Gear of Roscoe, Illinois.

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

    In November 1996, the Company's Quality Control Program received full ISO-9001 certification. This certification was renewed in November 2000.

Proprietary Technology

    The Company's success depends in part on its proprietary technology, which the Company attempts to protect through patents, copyrights, trademarks, trade secrets and other measures.

    The Company has U.S. patents covering its SBS, SMS and ARI products, processes and methods which the Company believes provide it with a competitive advantage. The Company has a policy of seeking patents where appropriate on inventions concerning new products and improvements developed as part of its ongoing research, development and manufacturing activities. While patents provide certain legal rights of enforceability, there can be no assurance the historic legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses as to issued patents will, in fact, be considered substantial in the future. There can be no assurance as to the degree and range of protection any patent will afford and whether patents will be issued or the extent to which the Company may inadvertently infringe upon patents granted to others.

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

    While the Company pursues patent, trademark, trade secret and copyright protection for products and various marks, it also relies on know-how and continuing technology advancement, manufacturing capabilities, affordable high-quality products, new product introduction and direct marketing efforts to develop and maintain its competitive position.

Product Development

    In Fiscal 1997, the Company began an aggressive research and development program to expand the product lines and capabilities of SBS and SMS products. That policy has been incorporated into the operations of ARI as well. The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments. Since that fiscal year, the Company has continued to develop the following new balancing and laser measurement products.

    The SB-4500 unit is now a multi-function unit providing the versatility to control several activities including all of Schmitt's balancer products. It controls balancing in applications with speeds ranging from 300 to 30,000 rpm compared to a range of 500 to 10,000 rpm with the prior Schmitt product. Vibrations are measured to 0.02 microns or 0.75 millionths of an inch, a ten-fold performance improvement over the prior control unit. It also allows customers to balance their grinding machines faster, reducing costly down time and increasing factory throughput. This generation of computer control allows the future addition of new Schmitt products.

    The AEMS (Acoustical Emissions Monitoring System) is controlled by the SB-4500 control unit and monitors the customers' dressing and grinding processes by direct measurement of machine-generated acoustic signals. By monitoring the high frequency sound signal generated by contact between the wheel and work piece, the system automatically determines when wheel contact is made. Users can eliminate the "gap" time from their grinding process and also automatically detect the beginning of a wheel "crash" and immediately signal the grinder to stop before real damage occurs. The benefits of the AEMS product to the customer include time savings from quick and easy setups, improved dressing and grinding process, and elimination of expensive part and machine damage.

    The disk drive industry presented the Company with the challenge of developing the technology and products to measure the surface roughness of glass substrates, the disk drive media of the future.

Existing SMS technology was modified to produce the required light scatter information to provide the necessary measurements. The engineering staff developed the DUV (Deep Ultra-violet light) technology to measure surface microroughness of glass substrates to the same precise levels as existing products and at levels required by the industry. This technology compliments existing products and provides the Company the ability to supply solutions for all media used by the disk drive industry.

    Companies that grind production rolls used in such industries such as steel, brass, copper, printing and paper face a long, slow manual process to assure these rolls are ground to required dimensions and smoothness required before they can be used. Industry problems include improper roll alignment during grinding, the time-consuming manual measurements during grinding and the need for expensive periodic re-grinding of used rolls. All can result in costly factory down time. The solution to these problems is the Schmitt Precision Roll Monitor. Using patented laser light scatter technology, the computer controlled system measures rolls to exact dimensions established by the customer. Evaluated are the roll alignment in the grinder, roll diameter compared to established requirements and surface mircroroughness. A process that has been totally manual will now become fully automated and much more accurate. The shipment of the first product using this new laser-based technology occurred in fiscal 2001.

    During Fiscal 1999, 2000 and 2001, the Company's research and development expense totaled $462,136, $380,601 and $327,474 respectively.

Business Risks

    This annual report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. For example, this outlook section contains numerous forward-looking statements. All forward-looking statements in this report are made based on management's current expectations and estimates, which involve risks and uncertainties, including those described in the following paragraphs. Among these factors are the following: changes in demand for company products; new products may not be developed to satisfy changes in consumer demands; failure to protect intellectual property rights could adversely affect future performance an growth: and production time and the overall cost of products could increase if any of the primary suppliers are lost or if any primary supplier increased the prices of raw materials. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this Annual Report. We assume no obligation to update such information.

Changes in demand for Company products:

    During the fiscal 2001 the Company experienced soft market demand for its Balancing Products. While the specific reasons are difficult to pinpoint, these can generally be attributed to economic conditions in the United States, specifically those in the grinding machine industry, the primary market for the Company's Balancer products. Based upon management's analysis, the decline in sales does not appear from a shift in the customer base to competitor products.

    Management has responded to these soft market conditions in several ways. First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors. In response to this, in the fourth fiscal quarter another field salesperson was hired. In addition, as market conditions improve in fiscal 2002 and beyond, consideration will be given to hiring additional sales staff. Second, the Company will devote a significant part of its R&D efforts in fiscal 2002 and 2003 toward developing products that will both broaden the scope of products offered to the current customer base and offer products for new markets so as to reduce the reliance on historic markets. Third, Management initiated a restructuring plan in Europe in the fourth fiscal quarter of 2001 that is intended to increase worldwide operating efficiency. All engineering design and manufacturing operations are now consolidated in the United States, a step that is expected to reduce operating costs. In addition, all European operations are now focused totally on marketing and sales. Finally, Management will continue to evaluate all operating costs and seek to reduce costs where necessary.

    The Measurement segment has relied heavily upon sales to disk drive and silicon wafer manufacturers. Conditions in those markets have adversely affected sales beginning in fiscal 1999 and those conditions declined further in fiscal 2001. Demand for disk drives is largely tied to demand for personal computers and because of this concentration in a single market that industry is tightly linked to the success of the personal computer market. Demand for personal computers has always been seasonal and cyclical and during fiscal 2001, personal computer manufacturers warned of lower sales expectations with many taking steps to significantly reduce costs. As a result of these market conditions, demand for drives have fallen and the market is faced with excess manufacturing capacity. Consequently the operations of those companies have suffered and one of the results has been reduced capital spending. This has resulted in minimal demand for the Company's TMS products and sales are at historic low levels. Industry forecasts are for these conditions to continue in the foreseeable future

    The semiconductor industry is also highly cyclical and is currently facing a down cycle. Beginning in Fiscal 1998 and through Fiscal 2001 the industry experienced significant declines in the product pricing and customers reduced demand forecasts and manufacturers reduced prices to maintain high capacity utilization. These trends appear to have been due primarily to the Asian financial crisis during that period and excess personal computer inventories. Beginning in fiscal 2001 the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth. Industry forecasts are for these conditions to continue for the remainder of calendar 2001. The result is similar to disk drive manufacturers in that capital spending has declined significantly and consequently so has demand for and sales of the Company's wafer products.

    Management will continue to market these products to these historic markets as it appears no other technology has been introduced that would make the TMS products technologically obsolete. There is the belief that once market conditions improve in the disk drive and silicon wafer markets, demand for the Company's products and technology will increase. Also, there are other uses for the Company's laser light scatter technology and efforts will be directed toward the R&D efforts to develop those products and introduce them to the marketplace.

New products may not be developed to satisfy changes in consumer demands:

    The failure to develop new technologies, or react to changes in existing technologies, could materially delay development of new products, which could result in decreased revenues and a loss of market share to competitors. Financial performance depends on the ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. New product opportunities may not be identified and developed and brought to market in a timely and cost-effective manner. Products or technologies developed by other companies may render products or technologies obsolete or noncompetitive or fundamental shift in technologies in the product markets could have a material adverse effect on the Company's competitive position within historic industries.

Failure to protect intellectual property rights could adversely affect future performance and growth:

    Failure to protect existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. The

Company relies on patent, trade secret, trademark and copyright law to protect such technologies. There can be no assurance that any of the Company's U.S. patents will not be invalidated, circumvented, challenged or licensed to other companies.

Production time and the overall cost of products could increase if any of the primary suppliers are lost or if a primary supplier increased the prices of raw materials:

    Manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. The results of operations could be adversely affected if an adequate supplies of raw materials cannot be obtained in a timely manner or if the costs of raw materials increased significantly.

Failure to effectively and efficiently transfer German Manufacturing Operations to Portland:

    In the fourth fiscal quarter of 2001, management initiated a plan to consolidate all manufacturing operations of the German subsidiary into its operations in Portland. The reasons for this consolidation were to decrease manufacturing costs, increase operating efficiencies and to eventually manufacture the products of SEG under the Company's ISO quality system. There can be no assurances the expected operating efficiencies can be achieved or that the engineering and manufacturing techniques can be successfully transferred to Portland.

International Sales

    The Company's sales in the last three fiscal years by geographic areas are:

	North America	Europe	Asia and Others
Fiscal 2001	$5,041,830	$1,950,395	$587,929
Fiscal 2000	$6,063,283	$2,238,085	$552,888
Fiscal 1999	$4,901,460	$2,798,471	$257,792

Backlog

    The Company does not generally track backlog. Normally, orders are shipped within several weeks after receipt unless the customer requests otherwise.

Employees

    As of July 6, 2001, the Company employed 45 individuals worldwide on a full-time basis. There were no regular part-time employees. None of the Company's employees is covered by a collective bargaining agreement.

Item 2.  Properties

    The Company's design and assembly facilities and executive offices are located in a 7,500-square foot company owned building in Portland, Oregon and SMS operations are in a 33,000-square foot company owned facility located across the street from the executive offices. SEL occupies a 1,893-square foot facility in Coventry, England pursuant to a five-year lease beginning February 1, 1997 with a basic monthly rent of £1,708 (approximately $2,423 as of July 6, 2001). SEG occupies a 5,194-square foot facility in Alsbach, Germany pursuant to a five-year lease beginning February 1, 1997 with a basic monthly rent of DM 5,442 (approximately $2,353 as of July 6, 2001). ARI occupies a 3,670 square foot facility in Menlo Park, California pursuant to a one-year lease beginning November 1, 2000 with a basic monthly rent of $7,487 as of July 5, 2001. Management believes its facilities are adequate to meet its currently foreseeable needs.

Item 3.  Legal Proceedings

    There are no material legal proceedings currently pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 2001.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SMIT."

    The following tables set forth the high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market for the periods indicated.

Year Ended May 31, 2000	High	Low
First Quarter	$3.56	$2.50
Second Quarter	$3.38	$2.38
Third Quarter	$3.75	$2.06
Fourth Quarter	$3.69	$2.44
Year Ended May 31, 2001	High	Low
First Quarter	$3.47	$2.13
Second Quarter	$3.00	$2.00
Third Quarter	$2.38	$0.88
Fourth Quarter	$1.24	$0.63

    As of July 6, 2001, there were 7,495,974 shares of Common Stock outstanding held by approximately 130 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 2,500 individual holders of shares of Common Stock.

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

Item 6.  Selected Financial Data

In thousands, except per share information

Year Ended	5/31/01	5/31/00	5/31/99	5/31/98	5/31/97
Sales	$7,580	$8,854	$7,958	$10,626	$10,542
Net (Loss) income	$(2,367)	$561	$(259)	$1,250	$1,725
Net (Loss) income Per Share, Basic	$(.30)	$0.07	$(0.03)	$0.18	$0.25
Weighted Average. No. Shares, Basic	7,905	8,104	7,592	7,091	7,031
Net (Loss) income Per Share, Diluted	$(.30)	$0.07	$(0.03)	$0.17	$0.23
Weighted Average No. Shares, Diluted	7,905	8,607	7,592	7,456	7,562
Stockholders' Equity	$8,930	$10,128	$10,587	$8,688	$7,429
Total Assets	$10,291	$10,953	$11,282	$9,619	$8,515
Long-term debt	$353	$—	$—	$—	$180

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following information contains certain forward-looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the uncertainties of the Company's new product introductions, the risks of increased competition and technological change in the Company's industries and other factors detailed in the Company's SEC filings. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

    During fiscal 2001, the Company experienced sales and profits that were lower than those experienced in the two prior fiscal years. These declines were primarily due to the following reasons:

  •
  The general slowdown in the US economy resulted in lower sales than in fiscal 2000 and 1999. While the specific reasons cannot be readily defined, these economic conditions resulted in lower industry wide demand by users of grinding machines, the Company's primary customer base.

  •
  The general economic situation in the technology industry severely impacted Measurement segment sales in fiscal 2001. Specifically, these conditions severely impacted disk drive and silicon wafer manufacturers, the targeted customer base for the segments surface measurement products. The industry conditions discussed below resulted in surface measurement product sales at near historic low levels.

–	Disk drive demand is largely tied to demand for personal computers. Therefore the economic condition of that industry is dependent upon the success of the personal computer market. Personal computer demand has always been seasonal and cyclical and during the fiscal 2001, personal computer manufacturers warned of lower sales expectations with many taking steps to significantly reduce costs. As a result of these market conditions, demand for drives have fallen and the market is faced with excess manufacturing capacity. Consequently, operations of those companies have suffered and one of the results has been reduced capital spending. This has resulted in minimal demand for the Company's TMS products and sales are at historic low levels. Industry forecasts are for these conditions to continue in the foreseeable future.
–
The semiconductor industry is also highly cyclical and is currently facing a down cycle. Beginning in Fiscal 1998 and through Fiscal 2000 the industry experienced significant declines in the product pricing, customers reduced demand forecasts and manufacturers reduced prices to maintain high capacity utilization. These trends appear to have been due primarily to the Asian financial crisis during that period and excess personal computer inventories. Beginning in fiscal 2001 the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth. Industry forecasts are for these conditions to continue for the remainder of calendar 2001. The result is similar to disk drive manufacturers in that capital spending has declined significantly and consequently so has demand for and sales of the Company's wafer products.
  •
  The economic conditions and industry forecasts related to the disk drive and silicon wafer manufacturers led management to the conclusion that depressed market demand will continue for the foreseeable future. In response to this expected low demand, management evaluated the level of inventories reported in relation to generally accepted accounting principles and prudent business practices. As a result of these factors, inventories in the amount of $1,536,267 used to produce surface measurement products were written off.

  •
  Management initiated a plan of restructure for European sales and manufacturing operations in fiscal 2001. This should result in a more efficient worldwide manufacturing operations, a more focused sales and marketing approach in Europe and an overall reduction in worldwide costs. In connection with this action, the Company recognized $226,525 in restructuring costs with $110,250 included in cost of sales and $116,275 included in operating expenses.

16

The result of these latter two actions are expected to resulting in increasing sales and lower operating expenses in fiscal 2002 and beyond.

    Net sales outside the United States accounted for approximately 24% of the Company's revenues in fiscal 2001, 24% in fiscal 2000 and 48% in fiscal 1999. Some foreign customers purchase in their own country's currencies, thereby imposing on the Company a currency risk. All U.S. sales (76% of total sales in fiscal 2001) were in U.S. dollars and the remaining fiscal 2001 sales were in currencies other than U.S. dollars. To date, currency fluctuations have had little impact on revenue realization. However, significant variations in the value of the U.S. dollar, relative to currencies of countries in which the Company has significant competitors, can impact future sales. The Company does not engage in currency hedging. In addition, the longer payment cycles of international sales can have a negative impact on liquidity. The Company believes international sales will continue to grow in future periods.

    A substantial portion of the Company's revenues is derived from sales to end users through selling agents and directly to builders of machine tools. The Company is dependent on the sales activities of its selling agents, and there can be no assurance these agents will continue to be successful in their efforts to market the Company's products. The Company enjoys substantial repeat business from a broad base of customers, but there is no assurance these customers will continue to buy the Company's products.

    For fiscal years 2001, 2000 and 1999, sales to a single customer did not exceed 10% of total revenues.

    Fiscal 2001 sales decreased primarily in the Balancer segment, with the general economic slowdown in the United States believed to be the biggest cause. Consolidated revenues were higher in fiscal 2000 principally from increased sales to the technology industry over those experienced in fiscal 1999. Product improvements and available features have resulted in modestly increased average product costs.

    The Company operates in highly competitive industries characterized by increasingly rapid technological changes. The Company's competitive advantage and future success are therefore dependent on its ability to develop new products, qualify these new products with its customers, successfully introduce these products to the marketplace on a timely basis, commence production to meet customer demands and develop new markets in the industries for its products and services. The successful introduction of new technology and products is increasingly complex. If the Company is unable, for whatever reason, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, its results of operations could be adversely impacted.

RESULTS OF OPERATIONS

    Sales in fiscal 2001 decreased to $7,580,154 from $8,854,256 and $7,957,723 in fiscal 2000 and 1999 respectively. Worldwide sales of Schmitt Balancing products in fiscal 2001 decreased to $6,030,030 from $7,244,969 and $7,377,879 in fiscal 2000 and 1999 respectively. Measurement sales decreased to $1,550,124 from $1,609,287 in fiscal 2000 but increased from $579,844 in fiscal 1999. The net (loss) for fiscal 2001 of $(2,366,953) compares to net earnings of $561,459 in fiscal 2000 and a net loss for fiscal 1999 of $259,307. The loss in fiscal 2001 was primarily attributable to a write-off of excess inventory in the subsidiary which designs and assembles laser light scatter products. However, economic conditions in the United States contributed to lower sales of balancer products in North American, further dampening earnings. Also, late in the fiscal year Management restructured operations in Europe and recognized expenses of $226,525 in association with that restructure.

    Historically the Company has enjoyed low cost of sales percentages, with those on its Balancing products less than 50% and those on its Measurement products less than 40%. Fiscal year 2001 consolidated cost of sales as a percentage of sales totaled 68% compared to those in fiscal 2000 and 1999 of 44% and 52% respectively. Fiscal 2001 cost of sales increased significantly from fiscal 2000 and 1999 due to the large write-downs of inventory in the measurement segment and the write-off of obsolete inventories in the German subsidiary. Cost of sales in the balancer segment increased slightly to 51% from 47% in fiscal 2000 but decreased from 52% in fiscal 1999. The cost of sales percentage in fiscal 2001 includes a write-off of obsolete inventory in the German subsidiary of $110,250 which, when excluded from cost of sales, would decrease the percentage to 49%. Cost of sales for Measurement products increased to 136% from 30% and 55% in fiscal 2000 and 1999 respectively. However, when the $1,536,267 inventory write-down is excluded, the cost of sales percentage is 37%. The variation from the percentage in the prior years is due to the sales mix. Management expects the trends in sales and profits during fiscal 2002 for the Balancer segment to improve slightly while those of the Measurement segment will approximate results for fiscal 2001. However, no assurances can be made that the Company will be profitable or will generate increased sales in future time periods.

    General, administrative and sales expenses as a percentage of net sales were 57% in fiscal 2001 compared to 43% in fiscal 2000 and 48% in fiscal 1999. In terms of dollars, these expenses were $4,297,130, $3,809,976 and $3,841,155 in fiscal 2001, 2000 and 1999 respectively. The increase in expenses in fiscal 2001, despite decreasing sales, resulted from the acquisition of Acuity Research effective June 1, 2001. When the Acuity expenses are excluded, these expenses in 2001 would have been $3,707,754, lower than those reported in fiscal year 2000 and 1999. In future fiscal periods, Management believes the Company's costs will not increase at the same rate that sales are anticipated to increase, although there can be no such assurance.

    Research and development expenses as a percentage of net sales were 4.3% in fiscal 2001 compared to 4.3% in fiscal 2000 and 5.8% in fiscal 1999. In terms of dollars, these expenses were $327,474, $380,601 and $462,136 in fiscal 2001, 2000 and 1999 respectively. The Company's future operating results depend, to a considerable extent, on its ability to maintain a competitive advantage in both the products and services it provides. For this reason, Management believes future investments in research and development are critical to ensure the flow of innovative, productive, high-quality products and support services. Accordingly, Management expects to continue to place a high priority on research and development projects in the future.

    The company realized a net loss of $(2,366,953) ($0.30 per diluted share) compared to net income of $561,459 in fiscal 2000 ($0.07 per diluted share) and a net loss of ($259,307) ($0.03 per diluted share) in fiscal 1999. Of this net loss in fiscal 2001, $1,646,517 ($0.21 per fully diluted share) related to the write-off of excess inventories in the measurement segment and obsolete inventories of the German subsidiary and $116,275 ($0.01 per diluted share) related to the expenses incurred in relation to the restructure of the German subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's ratio of current assets to current liabilities decreased to 4.8 to 1 at May 31, 2001 compared to 8.9 to 1 at May 31, 2000 and 9.4 to 1 at May 31, 1999. As of May 31, the Company had $291,083 in cash compared to $1,264,475 at May 31, 2000.

    The accounts receivable balance at May 31, 2001 was $1,227,157 compared to $1,377,422 at May 31, 2000. This change from prior years is not significant as accounts receivable in fiscal 2001 turned at 5.8 times per year compared to 6.3 times in fiscal 2000. At May 31, 2001, no significant accounts receivable were considered a doubtful collection. The Company generally experiences a payment cycle of 30-80 days on invoices. Management believes its credit and collection policies are effective and appropriate for the marketplace and the Company has had no significant bad debt write-offs since its inception in 1986. There can be no assurance that the Company's collection procedures will continue to be successful.

    Inventories declined in fiscal 2001 primarily due to the write-off of $1.5 million in excess quantities in the measurement segment. This was partially offset by a $324,901 increase in balancing segment inventories. This increase was carefully evaluated, and, while all inventories in that segment are believed to be usable, these items are under an inventory reduction program that is projected to produce a significant decrease in the level of inventories in fiscal 2002. The reduction will come about both through sales in the ordinary course of business and more strict purchasing procedures. The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products. Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

    Working capital decreased to $4,189,525 at May 31, 2001 from $6,542,983 at May 31, 2000. During fiscal 2001 and 2000, the Company spent $147,616 and $190,086 respectively to acquire certain worldwide corporate assets of property and equipment to assist in production and product development. Although the Company has no current material commitments for capital expenditures, product development to extend Balancer and Measurement products to new markets is expected to result in increased capital expenditures for equipment in fiscal 2002.

    In fiscal 1999, officers/employees exercised stock options for 485,750 shares at an average exercise price of $1.79 per share. The officers/employees issued notes to the Company for the exercise price. During the years ended May 31, 2001 and 2000, the Company and the officers/employees mutually agreed to terminate these notes. The notes were secured by outstanding common stock of the Company issued upon exercise of the stock options. In return for cancellation of the notes, the officers/employees surrendered the shares that secured the notes, with those shares subsequently cancelled.

    Also in fiscal 1999, the Company issued 610,000 shares of its common stock to acquire 1,375,716 outstanding shares of Air Packaging Technologies, Inc. (APTI). That company is engaged in the design, manufacture, marketing and sales of "Air Box" patented packaging systems used in retail, industrial protective and promotional packaging markets worldwide. The Company made this investment as the philosophy of APTI is similar to its own—to provide products that make its customers more profitable either through increased productivity or reduced operating costs.

    The acquisition of SMS in fiscal 1995 resulted in a tax loss carryforward in excess $5 million, which is available to offset domestic earnings through the year 2009. As of May 31, 2000, approximately $2.4 million of these losses remain. In addition, the loss in 2001 generated a net operating loss carryforward of $1.8 million that will be available to offset earnings through the year 2021.

    Management believes its cash flows from operations, available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements. Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during fiscal 2002.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

    The Company does not have any derivative financial instruments as of May 31, 2001. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

    The Company's interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. Therefore, changes in U.S. and European interest rates affect the interest earned on the Company's cash equivalents and marketable securities as well as interest paid on debt.

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

Item 8. Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2001 AND 2000

	2001	2000
ASSETS
Current Assets
Cash	$291,083	$1,264,475
Accounts receivable	1,227,157	1,377,422
Inventories	3,559,038	4,635,792
Prepaid expenses	186,570	65,022
Income taxes receivable	33,661	24,918

	5,297,509	7,367,629

Property and Equipment
Land	299,000	299,000
Buildings and improvements	1,216,140	1,213,553
Furniture, fixtures, and equipment	948,901	826,235
Vehicles	155,010	107,606

	2,619,051	2,446,394
Less accumulated depreciation and amortization	1,081,854	896,844

	1,537,197	1,549,550

Other Assets
Long-term investments	2,408,000	812,000
Long-term deferred tax asset	613,871	1,156,871
Other assets	433,931	66,667

	3,455,802	2,035,538

TOTAL ASSETS	$10,290,508	$10,952,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Line of credit	$200,000	$—
Accounts payable	418,087	471,596
Accrued commissions	129,154	140,506
Other accrued liabilities	260,743	212,544
Current portion of long-term debt	100,000	—

	1,107,984	824,646

Long-term Debt	252,600	—
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common stock, no par value, 20,000,000 shares authorized, 7,505,774 and 7,980,389 shares issued and outstanding at May 31, 2001 and 2000, respectively	7,407,476	7,259,399
Accumulated other comprehensive loss	(175,954)	(1,196,683)
Retained earnings	1,698,402	4,065,355

	8,929,924	10,128,071

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,290,508	$10,952,717

The accompanying notes are an integral part of these consolidated statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999

	2001	2000	1999
Net Sales	$7,580,154	$8,854,256	$7,957,723
Cost of Sales
Operations, exclusive of inventory write-downs	3,529,991	3,895,345	4,145,280
Inventory write-downs	1,646,517	—	—

Total cost of sales	5,176,508	3,895,345	4,145,280

Gross profit	2,403,646	4,958,911	3,812,443

Operating expenses:
General, administrative, and sales	4,297,130	3,809,976	3,841,155
Research and development	327,474	380,601	462,136
Restructure expenses	116,275	—	—

Total operating expenses	4,740,879	4,190,577	4,303,291

Operating (loss) income	(2,337,233)	768,334	(490,848)

Other income and expense:
Interest expense	(15,016)	(628)	(22,736)
Interest income	36,513	30,462	24,364
Miscellaneous (expense) income	(51,217)	(34,505)	93,946

Other income and expense	(29,720)	(4,671)	95,574

(Loss) income before (benefit from) provision for income taxes	(2,366,953)	763,663	(395,274)
Provision for (benefit from) income taxes	—	202,204	(135,967)

Net (loss) income	$(2,366,953)	$561,459	$(259,307)

Net (loss) income per common share, basic	$(0.30)	$0.07	$(0.03)

Weighted average number of common shares, basic	7,904,793	8,103,563	7,591,699

Net (loss) income per common share, diluted	$(0.30)	$0.07	$(0.03)

Weighted average number of common shares, diluted	7,904,793	8,606,835	7,591,699

The accompanying notes are an integral part of these consolidated financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999

	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Total Comprehensive (Loss) income
Balance, May 31, 1998	7,099,139	$5,072,634	$3,763,203	$(147,708)	$8,688,129
Stock options exercised	485,750	869,475	—	—	869,475
Income tax benefit from exercise of stock options	—	124,072	—	—	124,072
Notes received for stock options	—	(869,475)	—	—	(869,475)
Stock issued for long-term investment	610,000	2,135,000	—	—	2,135,000
Common shares repurchased	(10,000)	(47,261)	—	—	(47,261)
Net loss	—	—	(259,307)	—	(259,307)	$(259,307)
Other comprehensive loss	—	—	—	(54,073)	(54,073)	(54,073)

Balance, May 31, 1999	8,184,889	7,284,445	3,503,896	(201,781)	10,586,560
Comprehensive loss, year ended May 31, 1999						(313,380)

Stock options exercised	10,000	30,000	—	—	30,000
Common shares retired	(192,500)	(282,975)	—	—	(282,975)
Note cancelled in return for stock		282,975	—	—	282,975
Common shares repurchased	(22,000)	(55,046)	—	—	(55,046)
Net income	—	—	561,459	—	561,459	561,459
Other comprehensive loss	—	—	—	(994,902)	(994,902)	(994,902)

Balance, May 31, 2000	7,980,389	$7,259,399	$4,065,355	$(1,196,683)	$10,128,071
Comprehensive loss, year ended May 31, 2000						$(433,443)

Common shares issued to purchase Acuity Research	275,000	747,725	—	—	747,725
Common shares retired	(293,250)	(586,500)	—	—	(586,500)
Note cancelled in return for stock		586,500	—	—	586,500
Common shares repurchased	(456,365)	(599,648)			(599,648)
Net (loss)	—	—	(2,366,953)	—	(2,366,953)	(2,366,953)
Other comprehensive income	—	—	—	1,020,729	1,020,729	1,020,729

Balance, May 31, 2001	7,505,774	$7,407,476	$1,698,402	$(175,954)	$8,929,924

Comprehensive loss, year ended May 31, 2001						$(1,346,224)

The accompanying notes are an integral part of these consolidated financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999

	2001	2000	1999
Cash Flows Relating to Operating Activities
Net (Loss) income	$(2,366,953)	$561,459	$(259,307)
Adjustments to reconcile net (Loss) income to net
Cash provided by (used in) operating activities
Write-down of excess inventory quantities	1,646,517	—	—
Depreciation and amortization	269,631	267,580	307,846
Deferred taxes	—	139,757	(26,445)
(Increase) decrease in:
Accounts receivable	215,525	46,189	(225,660)
Inventories	(495,524)	(191,780)	(277,257)
Prepaid expenses	(115,202)	10,432	45,012
Income taxes receivable	(8,743)	271,046	18,914
Increase (decrease) in:
Accounts payable	(59,226)	79,309	(289,237)
Accrued commissions and other accrued liabilities	36,847	62,302	41,183
Income taxes payable	—	(12,819)	12,819

Net cash provided by (used in) operating activities	(877,128)	1,233,475	(652,132)

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(147,616)	(190,086)	(119,380)
Disposal of property and equipment	17,067	47,145	14,658
Cash acquired in purchase of wholly-owned subsidiary	113,604

Net cash used in investing activities	(16,945)	(142,941)	(104,722)

Cash Flows Relating to Financing Activities
Proceeds from line of credit borrowings	200,000
Repayment of long-term debt	(119,400)	—	—
Common stock repurchased	(127,648)	(55,049)	(47,261)
Exercise of stock options	—	30,000	—

Net cash used in financing activities	(47,048)	(25,049)	(47,261)

Effect of foreign exchange translation on cash	(32,271)	(69,898)	(54,073)

Decrease (increase) in cash	(973,392)	995,587	(858,188)
Cash, beginning of year	1,264,475	268,888	1,127,076

Cash, end of year	$291,083	$1,264,475	$268,888

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$15,016	$628	$22,736
Cash paid during the period for income taxes	$20,132	$16,110	$6,800
Supplemental Schedule of Noncash Investing and Financing Activities
Increase (decrease) in market value of long-term investment	$1,596,000	$(1,323,000)	$—
Increase (decrease) in long-term deferred tax asset	$(543,000)	$398,000	$—
Acquisition of long-term investment	$—	$—	$2,135,000
Common stock issued for purchase of wholly-owned subsidiary	$747,725	$—	$—
Wholly-owned subsidiary — net tangible assets acquired	$(325,901)	$—	$—
Wholly owned subsidiary — intangible assets acquired	$(421,824)	$—	$—
Long-term debt incurred to repurchase stock	$472,000	$—	$—
Income tax benefit of stock options exercised	$—	$—	$124,072

The accompanying notes are an integral part of these consolidated statements

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999

NOTE 1  ORGANIZATION AND NATURE OF OPERATIONS

    Schmitt Industries, Inc. (the Company) designs, assembles, markets, and distributes electronic and mechanical components for machine tool products and laser measurement systems worldwide.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include those of the Company and its wholly owned subsidiaries: Schmitt Measurement Systems, Inc. (SMS), Schmitt Europe, Ltd. (SEL), Schmitt Europa GmbH (SEG) and Acuity Research Incorporated (ARI). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Foreign Currency Translation

    Financial statements for the Company's subsidiaries outside the United States are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded as a separate component of stockholders' equity titled "Accumulated Other Comprehensive Loss."

Revenue Recognition

    Revenue from product sales is recognized upon shipment. Sales are reported net of applicable cash discounts and allowances for returns. Revenue from long-term contracts is recognized based on the effort incurred relative to the total effort expected over the course of the contract. Revenue in excess of billings was approximately $53,000 and $97,000 at May 31, 2001 and 2000, respectively and is reflected in accounts receivable on the balance sheet.

Research and Development Costs

    Research and development costs are charged to expense when incurred.

Stock-Based Compensation

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Income Taxes

    Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings Per Share

    Basic earnings per share are computed using the weighted average number of shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 503,272 in 2000 were used in the calculation of diluted earnings per share. In fiscal 2001 and 1999, 384,442 and 130,245 incremental shares were excluded from the diluted loss per share calculation, as their effect was anti-dilutive.

Cash and Cash Equivalents

    The Company considers short-term investments that are highly liquid, readily convertible into cash and have original maturities of less than three months to be cash equivalents.

Inventory

    Inventory is valued at the lower of cost or market with cost determined on the average cost basis. As of May 31, 2001 and 2000, inventories consisted of raw materials ($1,962,312 and $2,456,522, respectively), work-in-process ($16,838 and $12,232, respectively), and finished goods ($1,579,888 and $2,167,038, respectively).

Property and Equipment

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; three years for vehicles; and twenty-five years for buildings and improvements.

Concentration of Credit Risk

    Financial instruments that potentially expose the Company to concentration of credit risk are trade accounts receivable. Credit terms generally include a discount of 1 1/2% if the invoice is paid within ten days, with the net amount payable in 30 days. No allowance for doubtful accounts is considered necessary.

Financial Instruments

    The carrying amounts of financial instruments approximate their fair values at May 31, 2001.

Use of Estimates

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," amending some accounting and reporting standards of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was issued in June 1998. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delayed for one year the effective date of SFAS No. 133, meaning adoption of SFAS No. 133 is required on June 1, 2001. SFAS No. 133 expands the definition of a derivative and requires that all derivative instruments be recorded on an entity's balance sheet at fair value. These pronouncements are not expected to have a material impact on the financial statements.

NOTE 3  LONG-TERM INVESTMENTS

    The Company owns 1,375,716 shares or approximately 12% of the outstanding shares of Air Packaging Technologies, Inc. That company is engaged in the design, manufacture, marketing and sales of "Air Box" patented packaging systems used in the retail, industrial protective and promotional packaging markets worldwide. This investment is classified as "Available-for-sale securities" under Statement of Financial Accounting Standards No. 115. As required under that statement, all unrealized gains and losses are included in Accumulated Other Comprehensive Loss and reported as a separate component in Other Comprehensive Loss in Stockholders' Equity until realized. At May 31, 2001 the market value exceeded the acquisition cost by $273,000.

NOTE 4  LINE OF CREDIT

    The Company has a $1.5 million unsecured short-term line of credit agreement with a commercial bank. The line is guaranteed by the Company's wholly owned subsidiary, Schmitt Measurement Systems, Inc. Interest is payable at the bank's prime rate minus 0.25%, or LIBOR +2.00%. The line of credit is renewable annually. As of May 31, 2001, $200,000 was outstanding under this line while no balance was outstanding at May 31, 2000.

NOTE 5  INCOME TAXES

    The provision (benefit) for income taxes was as follows

	Years ended May 31,
	2001	2000	1999
Current	$—	$62,447	$(109,523)
Deferred	(718,431)	249,757	(26,444)
Increase (decrease) in valuation allowance	718,431	(110,000)	—

Total provision (benefit) for income taxes	$—	$202,204	$(135,967)

    Deferred tax assets (liabilities) are comprised of the following components:

	2001	2000
Depreciation	$3,311	$7,027
Net operating loss carryforwards	1,527,545	818,298
Deferred taxes related to the (increase) decline in fair market value of long-term investment	(145,000)	398,000
Other asset capitalization	10,489	11,654
Other deferred assets	60,188	46,123

Gross deferred tax assets	1,456,533	1,281,102
Deferred tax asset valuation allowance	(842,662)	(124,231)

Net deferred tax asset	$613,871	$1,156,871

    Through the acquisition of Schmitt Measurement Systems, Inc., the Company acquired approximately $5.5 million of U.S. federal net operating loss carryforwards. As of May 31, 2001, approximately $2.4 million of these net-operating losses remain and will expire in the years 2007 through 2009. The NOL carryforwards aggregate approximately $4.2 million at May 31, 2001 and will expire in the years 2007 to 2021. The deferred tax asset valuation allowance in fiscal years 2001 and 2000 has been established based on management's determination of the portion of the deferred tax asset that will more likely than not be utilized.

    The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax (loss) income due to the following:

	2001	2000	1999
Statutory federal tax rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefit	—	4.4	(4.3)
Change in deferred tax valuation allowance	(30.3)	(13.2)	—
Permanent and other differences	(3.7)	1.3	3.9

Effective tax rate	—%	26.5%	(34.4)%

NOTE 6  EMPLOYEE BENEFIT PLANS

    The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation that is partially matched by the Company. The Company may further make either a profit sharing contribution or a discretionary contribution. Contributions made by the Company to this Plan during the year ended May 31, 2001 and May 31, 2000 were $128,543 and $88,759, respectively.

NOTE 7  LONG-TERM DEBT

    During fiscal 2001, the Company purchased 400,000 shares of its common stock from a private investor for $472,000. Under the terms of the stock purchase agreement, the Company paid $94,400 in cash at closing with the remainder due under a note agreement. The agreement calls for quarterly principal payments of $25,000, plus interest at 9.00%, with the remaining balance due on December 31, 2002.

NOTE 8  COMMITMENTS AND CONTINGENCIES

    In a transaction related to the acquisition of Schmitt Measurement Systems, Inc. the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool will be funded at 5% of net sales (defined as gross sales less returns, allowances, and sales commissions) of Schmitt Measurement Systems, Inc.'s products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA Technologies, Inc., from any claims with regard to the acquisition except their rights to future royalties. Royalty payment applicable to the years ended May 31, 2001, 2000 and 1999 amounted to $36,964, $78,977 and $28,992, respectively.

NOTE 9  SEGMENTS OF BUSINESS

    The Company operates principally in two segments of business: the manufacturing of mechanical components for the machine tool industry, and the manufacturing of laser measurement systems. The Company also operates in two principal geographic markets, US and foreign.

    The segment that manufactures mechanical components reported gross sales of $7,112,415 for the year ended May 31, 2001, including inter-company sales of $1,082,385. This segment reported gross sales of $8,173,275 for the year ended May 31, 2000, including inter-company sales of $928,306 and gross sales of $8,223,308 for the year ended May 31, 1999 including intercompany sales of $845,429. The segment that manufactures laser measurement systems reported gross sales of $1,644,309 for the year ended May 31, 2001 including intercompany sales of $94,185. This segment reported gross sales of $1,625,717 for the year ended May 31, 2000 including intercompany sales of $16,430 and gross sales of $579,844 with no inter-company sales for the fiscal year ended May 31, 1999. Geographically, US sales were $4,801,558, $5,822,941 and $4,756,079 for fiscal years ended May 31, 2001, 2000 and 1999 respectively. Foreign sales were $3,955,066, $3,976,051 and $4,047,073 for the same years, respectively. This includes inter-company sales of $1,176,570 for the year ended May 31, 2001, $944,736 for the year ended May 31, 2000 and $845,429 for the year ended May 31, 1998. For the years ended May 31, 2001, 2000 and 1999, respectively, export sales by the US segment totaled $982,145, $878,303 and $615,212.

    (Loss) income from operations for the years ended May 31, 2001, 2000 and 1999 for the mechanical components segment was $(353,064), $119,015 and $(263,965), respectively. (Loss) income from operations for the years ended May 31, 2001, 2000 and 1999 of the laser measurement segment was $(1,984,169), $649,319 and $(226,883), respectively. Consolidated (Loss) income from operations includes an adjustment of $30,000 for the elimination of inter-company rent for the years ended May 31, 2001, 2000 and 1999. (Loss) income from operations for the US segment was $(2,032,282), $823,904 and $(305,390), respectively, for the years ended May 31, 2001, 2000 and 1999 and, for the foreign segment, losses of $(304,951), $(55,570) and $(185,458) respectively, for the same years.

    Long-term assets at May 31, 2001 and 2000 were $4,074,588 and $3,107,721 for the mechanical components segment and $918,411 and $477,367 for the laser measurement segment. Long-term assets at May 31, 2001 and 2000, were $4,940,040 and $3,489,686 for the US segment and $52,959 and $95,402 for the foreign segment.

    Depreciation expense incurred during the years ended May 31, 2000, 1999 and 1998, by the mechanical components segment was $147,719, $176,367 and $194,541, respectively. The laser measurement segment incurred depreciation expense of $67,352, $71,213 and $99,972, for the years ended May 31, 2001, 2000 and 1999, respectively. Amortization expense incurred during the years ended May 31, 2001, 2000 and 1999 by the mechanical components segment was $20,000, $20,000 and $13,333, respectively. The laser measurement segment incurred amortization expense of $34,560 for 2001 and did not incur amortization expense for years 2000 and 1999. The US segment incurred depreciation expense of $174,593, $194,204 and $221,295 during the years ended May 31, 2001, 2000 and 1999, respectively. The foreign segment incurred depreciation expense of $40,478, $53,376 and $73,218, respectively, for these same years. The US segment incurred amortization expense of $54,560, $20,000 and $13,333 for the fiscal years ended May 31, 2001, 2000 and 1999. The foreign segment has not incurred amortization expense.

    Capital expenditures for the years ended May 31, 2001 and 2000, were $98,014 and $173,071 by the mechanical components segment and $49,602 and $17,015 by the laser measurement segment, respectively. Capital expenditures for the years ended May 31, 2001 and 2000, were $133,153 and $137,443 by the US segment and $14,463 and $52,643 by the foreign segment, respectively.

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

NOTE 10  STOCK OPTIONS

    Prior to 1995, the Company granted stock options to officers and employees of the Company. Stock options for up to 10% of the outstanding shares were eligible for grant provided the stock options for any one individual did not exceed 5% of the issued and outstanding shares of common stock. The purchase price of the optioned shares was equal to not less than the average closing price of the Company's common stock for the ten trading days immediately preceding the grant date of the stock options. The maximum term of each stock option did not exceed five years and all options were vested and exercisable upon grant.

    The outstanding options exercised in the fiscal year ended May 31, 1999 were held by officers/employees who issued notes to the Company for the exercise price. During the years ended May 31, 2001 and 2000, the Company and each of the officers/employees mutually agreed to terminate the notes. The notes were secured by outstanding common stock of the Company that had been issued upon exercise of the options. In return for cancellation of the note, the officers/employees surrendered the shares that secured the notes, with those shares subsequently cancelled.

    The Board of Directors adopted a 1995 Stock Option Plan on December 19, 1995, which plan was amended in August 1996 and restated in August 1998. An option granted under the Amended and Restated Stock Option Plan might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO). ISOs may be granted only to employees of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan. Options not meeting these limitations will be treated as NSOs. The purchase of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value. Vesting is at the discretion of the option committee of the Board of Directors but generally 50% at grant date and 16.7% on each anniversary thereafter. The Company has 800,000 shares reserved for issuance under the stock option plan. The options expire in years 2010 through 2011.

    The following summarizes the options outstanding as of May 31, 2001:

	Options Prior to 1995		1995 Stock Option Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Combined Shares
Options outstanding, May 31, 1998	485,750	$1.79	289,250	$5.22	775,000
Options granted	—	—	589,250	$3.24	589,250
Options exercised	(485,750)	$1.79	—	—	(485,750)
Options forfeited/cancelled	—	—	(426,750)	$4.41	(426,750)

Options outstanding, May 31, 1999	—	—	451,750	$3.02	451,750
Options granted	—	—	179,000	$2.77	179,000
Options exercised	—	—	(10,000)	$3.00	(10,000)
Options forfeited/cancelled	—	—	(37,500)	$3.00	(37,500)

Options outstanding May 31, 2000	—	—	583,250	$2.94	583,250
Options granted	—	—	645,000	$1.36	645,000
Options exercised	—	—	—	—	—

Options repurchased	—	—	(329,250)	$3.00	(329,250)

Options forfeited/cancelled	—	—	(222,000)	$2.82	(222,000)

Options outstanding May 31, 2001	—	—	677,000	$1.44	677,000

Options vested at May 31, 2001	—	—	347,246	$1.47	347,246

    The Company has adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Adjustments are made for options forfeited prior to vesting. For the years ended May 31, 2001, 2000 and 1999, total value of options granted was computed to be $621,850, $473,460 and $1,275,098, respectively, which would be amortized on a straight-line basis over the vesting period of the options. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for the awards in 2001, 2000 and 1999, consistent with the provisions of SFAS 123, the Company's pro forma net (loss) income for the years ended May 31, 2001, 2000 and 1999, would be $(2,758,930), $261,255 and ($467,573), respectively. Pro forma basic (loss) earnings per share for the years ended May 31, 2001, 2000 and 1999 would be $(.35) $03 and ($.06) respectively. Pro forma diluted (loss) earnings per share for the years ended May 31, 2001, 2000 and 1999 would be $(.35), $03 and ($.06), respectively.

    Pursuant to SFAS 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option and pricing model. The weighted average assumptions used for fiscal 2001, 2000 and 1999 was a risk-free interest rate of 5.00% for 2001, 7.50% for 2000 and 5.50% for 1999, an expected dividend yield of 0% for all years, an expected life of 8 years for all periods, and a volatility of 80%, 132% and 65%, respectively.

    The effects of applying SFAS No. 123 in the proforma disclosure are not indicative of future amounts.

NOTE 11  COMPREHENSIVE OTHER LOSS

	Years ended May 31,
	2001	2000	1999
Significant components of net (loss) income:
Inventory write-downs	$(1,646,517)	$—	$—
Restructure costs	(116,275)	—	—
Operations exclusive of inventory write-downs and restructure costs	(604,161)	561,459	(259,307)

Net (loss) income	(2,366,953)	561,459	(259,307)
Other comprehensive (loss) income:
Increase (decrease) in fair market value of long-term Investment, net of taxes	1,053,000	(925,000)	—
Foreign currency translation adjustment	(32,271)	(69,902)	(54,073)

Total comprehensive loss	$(1,346,224)	$(433,443)	$(313,380)

    The long-term investment is considered an "Available-for-sale security". As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of tax benefits, are included in Accumulated Other Comprehensive (Loss) Income and reported as a separate component of Other Comprehensive (Loss) Income in Stockholders' Equity until realized. The cumulative translation adjustment consists of unrealized gains/losses from translation adjustments on intercompany foreign currency transactions that are of a long-term investment nature.

NOTE 12  ACQUISITION OF ACUITY RESEARCH INCORPORATED

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

NOTE 13  PRO FORMA RESULTS—IMPACT OF PURCHASE OF ACUITY RESEARCH

    The following pro forma results (unaudited) of operations are provided for illustrative purposes only and does not purport to be indicative of the consolidated results of operations for future periods or what actually would have been realized had the Company and Acuity Research been a consolidated entity during the period presented. The pro forma results combine the results of operations as if Acuity had been acquired as of the beginning of the period presented. The results include the impact of the valuation assigned to the patented technology acquired.

	Year Ended May 31,
	2000
	(Actual)	(Pro forma) (Unaudited)
Net sales	$8,854,256	$9,526,338
Net (loss) income	$561,459	$571,259
Net (loss) income per share, basic	$.07	$.07
Net (loss) income per share, diluted	$.07	$.07

NOTE 14  RESTRUCTURING CHARGES

    During the fourth quarter of fiscal 2001, the Company restructured the operations of SEG and, in association with that action, the Company incurred $226,525 in restructuring charges. These costs include the provision for a $56,840 liability related to the payroll and benefits of five terminated employees. In addition, one-time charges of $110,250 were recognized to write-off inventory related to discontinued product lines and $9,511 in equipment written-off. Finally, a liability of $49,924 was established for certain costs expected to be incurred in association with the changes in German operations. Of these total costs, $110,250 was included in cost of sales and $116,275 was included in operating expenses.

SUMMARIZED QUARTERLY FINANCIAL DATA
In thousands, except per share information
(unaudited)

	2001 Quarter Ended
	August 31	November 30	February 29	May 31
Sales	$1,943	$1,785	$2,131	$1,721
Gross Profit	$1,177	$696	$1,194	$(663)
Net (Loss) income	$29	$(269)	$7	$(2,134)
Net (Loss) income Per Share, Basic	$.00	$(.03)	$.00	$(.28)
Net (Loss) income Per Share, Diluted	$.00	$(.03)	$.00	$(.28)
Market Price of Common Stock
Low	$2.125	$2.000	$0.875	$0.625
High	$3.469	$3.000	$2.375	$1.240
	2000 Quarter Ended
	August 31	November 30	February 29	May 31
Sales	$2,013	$2,343	$2,543	$1,955
Gross Profit	$1,056	$1,286	$1,483	$1,134
Net Income	$85	$148	$261	$67
Net Income Per Share, Basic	$0.01	$0.02	$0.03	$0.01
Net Income Per Share, Diluted	$0.01	$0.02	$0.03	$0.01
Market Price of Common Stock
Low	$2.50	$2.38	$2.06	$2.44
High	$3.56	$3.38	$3.75	$3.69

Report of Independent Accountants:
To the Board of Directors and Shareholders of
Schmitt Industries, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Schmitt Industries, Inc. and its subsidiaries at May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Portland, Oregon
July 3, 2001

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART III

    Certain information required by Part III is included in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders ("Proxy Statement") and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Items 10 and 11.  Directors and Executive Officers of the Registrant and Executive Compensation

    The information required by these items is included in the Proxy Statement under the headings "Election of Directors," "Executive Compensation," "Summary Compensation Table," "Options Grants in Fiscal 2001," "Aggregated Option Expenses in Fiscal 2001 and Fiscal Year-End Option Values" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1)
Financial Statements:

A.
Consolidated Balance Sheets as of May 31, 2001 and 2000

B.
Consolidated Statements of Operations for the years ended May 31, 2001, 2000 and 1999

C.
Consolidated Statements of Changes in Stockholders' Equity for the years ended May 31, 2001, 2000 and 1999

D.
Consolidated Statements of Cash Flows for the years ended May 31, 2001, 2000 and 1999

E.
Notes to Consolidated Financial Statements

F.
Report of Independent Accountants

(2)
Financial Statement Schedules:  all financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)
Exhibits:  Reference is made to the list on page 34 of the Exhibits filed with this report

(4)
Reports on Form 8-K: None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
Date: August 24, 2001	By:	/s/ WAYNE A. CASE Wayne A. Case Chairman of the Board, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 24, 2001.

Signature	Title

/s/ WAYNE A. CASE Wayne A. Case	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ ROBERT C. THOMPSON Robert C. Thompson	Chief Financial Officer/Treasurer (Principal Financial and Accounting Officer)
/s/ DAVID M. HUDSON David M. Hudson	Director
/s/ TREVOR NELSON Trevor Nelson	Director
/s/ RAY OELTJEN Ray Oeltjen	Director
/s/ DENNIS T. PIXTON Dennis T. Pixton	Director
/s/ JOHN A. RUPP John A. Rupp	Director

INDEX TO EXHIBITS

Exhibits	Description
3(i)	Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the "Company"). Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999
3(ii)	Second Restated Bylaws of the Company Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999
*10.1	Schmitt Industries, Inc. Amended & Restated Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999
10.2	Agreement dated December 31, 1999 between David W. Case and Registrant. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2001.
10.3	Agreement dated December 1, 2000 between Wayne A. Case and Registrant. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2001.
10.4	Stock Purchase Agreement dated December 31, 2000 between Hortex Anstalt and Registrant and Promissory Note dated December 31, 2000 from Registrant to Hortex Anstalt Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2001.
**21.1	Subsidiaries of Schmitt Industries, Inc.
**23.1	Consent of PricewaterhouseCoopers LLP

*
Management contract or compensatory plan.

**
Filed herewith

QuickLinks

PART I
PART II
SCHMITT INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS MAY 31, 2001 AND 2000
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999
SCHMITT INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999
SUMMARIZED QUARTERLY FINANCIAL DATA In thousands, except per share information (unaudited)
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS