Form 10-Q
period 2001-08-31
SCHMITT INDUSTRIES INC
filed 2001-10-15
CIK 922612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2001

Or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                To:

Commission File Number: 0-23996

SCHMITT INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-1151989
(Place of Incorporation)	(IRS Employer ID Number)

2765 NW Nicolai Street, Portland, Oregon 97210
(Address of registrant's principal executive office)

(503) 227-7908
(Registrant's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares of each class of common stock outstanding as of August 31, 2001

Common stock, no par value 7,467,474

SCHMITT INDUSTRIES, INC.

PART I—FINANCIAL INFORMATION

    Item 1.      Financial Statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31, 2001	May 31, 2001
	Unaudited
Current assets
Cash	$102,902	$291,083
Accounts receivable	1,217,979	1,227,157
Inventories	3,639,571	3,559,038
Prepaid expenses	131,975	186,570
Income taxes receivable	33,771	33,661

	5,126,198	5,297,509

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,216,140	1,216,140
Furniture and equipment	1,097,561	1,103,911

	2,612,701	2,619,051
Less accumulated depreciation and amortization	1,108,932	1,081,854

	1,503,769	1,537,197

Other assets
Long-term investment	1,706,000	2,408,000
Long-term deferred tax asset	851,871	613,871
Other assets	420,291	433,931

	2,978,162	3,455,802

TOTAL ASSETS	$9,608,129	$10,290,508

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$400,000	$200,000
Accounts payable	348,847	418,087
Accrued commissions	130,272	129,154
Accrued liabilities	149,722	260,743
Current portion of long-term debt	100,000	100,000

Total current liabilities	1,128,841	1,107,984

Long-term debt	227,600	252,600

Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 7,467,474 and 7,505,774 shares issued and outstanding at August 31, 2001 and May 31, 2001 respectively	7,370,251	7,407,476
Accumulated other comprehensive income (loss)	(565,325)	(175,954)
Retained earnings	1,446,762	1,698,402

Total stockholders' equity	8,251,688	8,929,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,608,129	$10,290,508

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
(UNAUDITED)

	Three Months Ended
	August 31, 2001	August 31, 2000
Net sales	$1,585,244	$1,942,990
Cost of sales	717,313	766,129

Gross profit	867,931	1,176,861

Operating expenses:
General, administrative and sales	1,051,121	1,035,466
Research and development	70,923	103,998

Total operating expenses	1,122,044	1,139,464

Operating income (loss)	(254,113)	37,397
Other income	2,473	6,741

(Loss) income before provision for income taxes	(251,640)	44,138
Provision for income taxes	—	15,000

Net (loss) income	$(251,640)	$29,138

Net (loss) income per common share:
Basic	$(.03)	$.00

Diluted	$(.03)	$.00

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
(UNAUDITED)

	Three Months Ended
	August 31, 2001	August 31, 2000
Cash Flows Relating to Operating Activities
Net income (loss)	$(251,640)	$29,138
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	48,785	56,450
Amortization	13,640	13,640
(Increase) decrease in:
Accounts receivable	9,178	113,628
Inventories	(80,533)	(296,058)
Prepaid expenses	54,595	(47,735)
Income taxes receivable	(110)	(4,181)
Increase (decrease) in:
Accounts payable	(69,240)	(64,535)
Accrued liabilities	(109,903)	(7,519)

Net cash provided by (used in) operating activities	(385,228)	(207,172)

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(15,357)	(43,602)
Cash acquired in purchase of wholly-owned subsidiary	—	113,604

Net cash provide by (used in) investing activities	(15,357)	70,002

Cash Flows Relating to Financing Activities
Increase in line of credit	200,000	—
Repayments on long-term debt	(25,000)	—
Common stock repurchased	(37,225)	(63,803)

Net cash (used in) financing activities	137,775	(63,803)

Effect of foreign exchange translation on cash	74,629	(59,591)

Increase (decrease) in cash	(188,181)	(260,564)
Cash, beginning of period	291,083	1,264,475

Cash, end of period	$102,902	$1,003,911

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$7,506	$—
Cash paid during the period for income taxes	$—	$13,570
Supplemental Schedule of Noncash Financing Activities:
Increase (decrease) in market value of long-term investment	$(702,000)	$103,000
Increase (decrease) in long-term deferred tax asset	$238,000	$35,000
Increase (decrease) in other comprehensive income	$(389,371)	$127,591
Common stock issued for purchase of wholly-owned subsidiary	$—	$747,725
Wholly-owned subsidiary — net tangible assets acquired	$—	$(325,901)
Wholly-owned subsidiary — intangible assets acquired	$—	$(421,824)

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
(UNAUDITED)

Note 1:

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2001 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2002.

    These financial statements are those of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Note 2: Revenue Recognition

    The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

Note 3: New Accounting Pronouncements

    On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company adopted this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 141 will have a material impact on the Company's consolidated financial statements.

    On July 20, 2001, the FASB also issued FASB Statement No. 142 (FAS 142) Goodwill and Other Intangible Assets. FAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill and certain other intangible assets will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill and certain other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be June 1, 2002. The Company has not yet determined what the impact of FAS 142 will be on the Company's results of operations and financial position.

Note 4: EPS Reconciliation

	Three Months Ended
	August 31, 2001	August 31, 2000
Weighted average shares (basic)	7,495,883	8,241,043
Effect of dilutive stock options	—	496,898

Weighted average shares (diluted)	7,495,883	8,737,941

Note 5: Comprehensive (Loss)

	Three Months Ended
	February 28, 2001	February 29, 2000
Net (loss) income	$(251,640)	$29,138
Other comprehensive (loss):
(Decrease) in fair market value of long-term Investment, net of taxes	(464,000)	(68,000)
Foreign currency translation adjustment	74,629	(59,591)

Total comprehensive (loss)	$(641,011)	$(98,453)

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

Note 6: Segments of Business

	Three Months Ended August 31,
	2001		2000
Segment Information	Mechanical Components	Measurement Systems	Mechanical Components	Measurement Systems
Gross sales	$1,691,920	$252,154	$1,762,942	$417,691
Intercompany sales	$354,194	$4,636	$215,998	$21,645

Net sales	$1,337,726	$247,518	$1,546,944	$396,046

Income from operations	$(117,148)	$(136,965)	$104,570	$(67,173)

Intercompany rent	$—	$7,500	$—	$7,500

Depreciation expense	$35,830	$12,955	$39,249	$17,201

Amortization expense	$5,000	$8,640	$5,000	$8,640

Capital expenses	$12,872	$2,485	$13,830	$29,772

	Three Months Ended August 31,
	2001		2000
Geographic Information
	United States	Foreign	United States	Foreign
Gross sales	$944,508	$999,566	$1,335,443	$845,190
Intercompany sales	$197,835	$160,995	$162,098	$75,545

Net sales	$746,673	$838,571	$1,173,345	$769,645

Income (loss) from operations	$(214,828)	$(39,285)	$(29,715)	$67,112

Depreciation expense	$43,839	$4,946	$46,602	$9,848

Amortization expense	$13,640	$—	$13,640	$—

Capital expenses	$14,069	$1,288	$38,348	$5,254

	Three Months Ended August 31,
Geographic Sales
	2001	2000
North American Sales
United States	$955,781	$1,254,190
Canada	$24,012	$49,353
Mexico	$4,316	$4,401

Total sales	$984,109	$1,307,944
Intercompany sales	$212	$16,422

	$983,897	$1,291,522

European Sales
Total sales	$766,220	$691,788
Intercompany	$358,618	$221,221

	$407,602	$470,567

Asia	$154,541	$141,555
Japan	$39,204	$39,346
Australia	$—	$—
Others	$—	$—

	$1,585,244	$1,942,990

Long-term Assets	August 31, 2001	May 31, 2001
Segment:
Mechanical	$3,582,630	$4,074,588

Measurement	$860,301	$918,411

	$4,442,931	$4,992,999

Geographic:
United States	$4,393,630	$4,940,040
Europe	$49,301	$52,959

	$4,442,931	$4,992,999

Note 7: Line of credit

    The Company has a $1.5 million unsecured short-term line of credit agreement with a commercial bank. The line is guaranteed by the Company's wholly owned subsidiary, Schmitt Measurement Systems, Inc. Interest is payable at the bank's prime rate minus 0.25%, or LIBOR +2.00%. The line of credit is renewable annually. As of August 31, 2001 and May 31, 2001 $400,000 and $200,000 was outstanding respectively. There are certain covenants related to the earnings of the company and the current ratio. As of August 31, 2001 the company was in compliance with the working capital requirement but was in violation of the net income requirement. As of August 31, the Bank has waived its default rights with respect to this violation.

Note 8: Restructuring reserve

    In the fourth quarter of the prior fiscal year, the Company established a liability of $106,764 for certain costs expected to be incurred in association with the restructuring of German operations. During the three months ended August 31, 2001 this liability changed as follows:

	Payroll and Benefits	Operating Expenses	Total
Balance at May 31, 2001	$56,840	$49,924	$106,764
Payments to terminated employees	39,655		39,655
Payments of other expenses		19,778	19,778

Balance at August 31, 2001	$17,185	$30,146	$47,331

    All employees (five in total) were terminated effective May 31, 2001 and all payments to those employees since that date were under contractual agreements between those employees and the Company. Payments of the operating expenses included items related to the closure of the existing facility plus various legal and professional fees related to the restructure. This restructure is expected to be completed in the third quarter of fiscal 2002.

SCHMITT INDUSTRIES, INC.
FORM 10Q
FIRST QUARTER FISCL YEAR 2002

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations:

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

Results of Operations:

Three months ended August 31, 2001 and 2000:

    Sales in the first quarter of fiscal 2002 decreased to $1,585,244 versus $1,942,990 in the same period last year, with decreases in both business segments. Worldwide sales of Balancer products were $1,337,726 in the first quarter of fiscal 2002 compared to $1,546,944 for the same period last year. Sales in both domestic and European markets were soft, trends expected to continue until the economies in both market areas improve. Measurement product sales totaled $247,518 in the first quarter of fiscal 2002 compared to $396,046 in the first quarter of fiscal 2001.

    The only significant factor affecting the decline in revenues in both the balancer and measurement product lines is the slowdown in the global economy. That has in turn resulted in a reduced demand for both balancer and measurement devices. Beyond that, there are not other specific or quantifiable reasons for the decline in sales. The balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world. Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with the targeted customers. Over the past twelve months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry as reasons for their reduced ordering activity. They are seeing lack of demand for their products and as a result their demand for Schmitt Dynamic Balancing Systems has declined.

    The primary target markets for Measurement products have historically been disk drive and silicon wafer manufacturers. Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for measurement products by these targeted industries. Over the past several months, all of this information has discussed at length declining demand for and sales of the products of those two industries and have generally defined industries that are in a severe recession. Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase measurement products due to their lack of a capital budget.

    First quarter cost-of-sales increased to 45% of sales versus 39% in the same period last year. Cost-of-sales of Balancer products was 46% and 42% for the three months ended August 31, 2001 and 2000 respectively while the cost of sales percentage of Measurement products was 42% for the third quarter 2001 versus 31% in the same period last year. The increase in the balancer segment cost of sales is due to the sales mix, particularly in Europe. Sales in those markets had higher proportionate sales of lower margin products than in the prior year. This will be corrected over time as the price lists of the German subsidiary were increased to match those of the Parent and United Kingdom Companies. It will take three to six months for these increases to become fully effective. The increase in the cost of sales in the measurement segment was due to the sales mix as, with the low volume, direct labor costs could not be fully absorbed by the level of sales.

    First quarter general, administrative and R&D expenses totaled $1,122,044 versus $1,139,464 for the same period last year. As a percentage of revenues, operating expenses (including R&D) during the first quarter of fiscal 2002 were 71% compared to 59% for the same period last year. Subsequent to August 31, 2001, Management initiated a program to significantly reduce operating expenses with the goal to reduce general, administrative and R&D expenses to a level that could have produced break-even operations on sales levels comparable to those realized in the most recent fiscal quarter.

    Sales by the foreign subsidiaries totaled $381,912 for the most recent quarter versus $444,117 for the same quarter last year. The decline was primarily a result of the restructure of the German subsidiary that started late in the prior fiscal year. During that process, sales were delayed for approximately thirty to forty days from mid-May to late June. With completion of the production and operations changes in June, sales returned to amounts comparable to the prior fiscal year. Marketing initiatives begun in the prior fiscal year in Europe are expected to produce sales comparable to the prior fiscal year, although this impact could be dampened until the soft market conditions in the European market improve.

    In the three-month period ended August 31, 2001, the net loss was $251,640 compared to net income of $29,138 for the same period last year. Three-month (loss) earnings per share, basic and diluted, were $.03 and $.00 for the three months ended August 31, 2001 and 2000 respectively.

Liquidity and Capital Resources:

    The Company's working capital position declined slightly to $3,997,357 at August 31, 2001 compared to $4,189,525 at May 31, 2001. Cash stood at $102,902 at August 31, 2001 compared to $291,083 at May 31, 2001.

    During the three months ended August 31, 2001, cash used in operations amounted to $385,228 with the changes described as follows:

  •
  The net loss for the quarter of $251,640 was reduced by one noncash item, depreciation and amortization of $62,425.

  •
  Accounts receivable provided cash as the balance decreased $9,178 to a balance at August 31, 2001 of $1,217,979 compared to $1,227,157 at May 31, 2001. This change from the end of fiscal 2001 is not considered significant. At August 31, 2001, no significant accounts receivable were considered a doubtful collection. The Company generally experiences a payment cycle of 30-80 days on invoices. Management believes its credit and collection policies are effective and appropriate for the marketplace and the Company has had no significant bad debt write-offs since its inception in 1986. There can be no assurance that the Company's collection procedures will continue to be successful, particularly with an economy that in many respects appears to be in a recession.

  •
  Inventories increased $80,533 from the balances at May 31, 2001, split equally between both industry segments. The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products. Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

  •
  Prepaid expenses decreased by $54,595 due to amortization of several items including prepaid trade show costs, professional fees and various business and life insurance costs.

  •
  Trade accounts payable decreased by $69,240 with the reduction due to the continued decline in purchasing activities in the US companies. The purchasing activities of those companies, particularly for inventory items, were lower in the weeks preceding August 31, 2001 than in the weeks preceding May 31, 2001.

  •
  Other accrued liabilities (including commission, payroll items and other accrued expenses) decreased by $109,903. The largest decrease was for the liability related to the restructure of operations in Germany ($59,433) and customer deposits ($21,171).

    During the three-month period ended August 31, 2001, net cash used investing activities was $15,357, consisting of additions to property and equipment. Net cash provided by financing activities amounted to $137,775, which consists of a $200,000 increase in the line of credit, less $25,000 in repayments of long-term debt and the purchase of shares of the Company's common stock for $37,225.

    Management believes that cash from operations, available credit resources and its working capital position could provide adequate funds on a short-term basis to cover currently foreseeable payments, commitments and payments under existing and anticipated supplier agreements. Management believes that such cash flow could be sufficient to finance current short-term operations, projected capital expenditures, anticipated short-term sales agreements and other contingencies during at least the next twelve months.

    Management is currently reviewing long-range capital requirements as they relate to funding of current operations. This analysis may or may not result in future decisions to seek additional funding for the Company via debt or equity to service the Company's future requirements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

    The Company does not have any derivative financial instruments as of August 31, 2001. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

Changes in demand for Company products:

    Over the past several months, the Company experienced soft market demand for its Balancing Products. While the specific reasons are difficult to pinpoint, these can generally be attributed to economic conditions in the United States, specifically those in the grinding machine industry, the primary market for the Company's Balancer products. Based upon management's analysis, the decline in sales does not appear to arise from a shift in the customer base to competitor products.

    Management has responded to these soft market conditions in several ways. First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors. In response to this, late in the prior fiscal year, another field salesperson was hired. Second, the Company will devote a significant part of its R&D efforts in fiscal 2002 and 2003 toward developing products that will both broaden the scope of products offered to the current customer base and offer products for new markets so as to reduce the reliance on historic markets. Third, Management initiated a restructuring plan in Europe in the fourth fiscal quarter of 2001 that is intended to increase worldwide operating efficiency. All engineering design and manufacturing operations are now consolidated in the United States, a step that is expected to reduce operating costs. In addition, all European operations are now focused totally on marketing and sales. Finally, Management will continue to evaluate all operating costs and seek to reduce costs where necessary.

    The Measurement segment has relied heavily upon sales to disk drive and silicon wafer manufacturers. Conditions in those markets have adversely affected sales beginning in fiscal 1999 and those poor conditions continued into the first quarter of fiscal 2002. Disk drive demand is largely tied to and dependent upon demand for personal computers. In the prior fiscal year, personal computer manufacturers warned of lower sales expectations and many have initiated actions to significantly reduce costs. Consequently, demand for drives have fallen and operations of those companies have suffered with one result being reduced capital spending. This has resulted in minimal demand for and sales of the Company's TMS products. Industry forecasts are for these conditions to continue in the foreseeable future.

    The semiconductor industry is also currently facing a down cycle. Beginning in fiscal 2001 the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth. Industry forecasts are for these conditions to continue for the remainder of calendar 2001. The result is similar to disk drive manufacturers in that capital spending has declined significantly and consequently so has demand for and sales of the Company's wafer products.

    Management will continue to market these products to these historic markets as it appears no other technology has been introduced that would make the TMS products technologically obsolete. There is the belief that once market conditions improve in the disk drive and silicon wafer markets, demand for the Company's products and technology will increase. Also, there are other uses for the Company's laser light scatter technology and efforts will be directed toward the R&D efforts to develop new products and introduce them to the marketplace.

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

    Recent terrorist attacks in the United States could have unknown effects on economic conditions:

    The impact of the attacks in the United States in September 2001 could possibly have an adverse effect on demand for the Company's products. The terrorist attacks in September resulted in a decline of balancer product sales levels for that month. It is unknown if fear of possible additional attacks will harm the Company's markets on a long-range basis. Management is evaluating the potential impact but sufficient time has not yet passed to make a determination of the impact, if any.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings — None
Item 2.	Changes in Securities — None
Item 3.	Default Upon Senior Securities — None
Item 4.	Submission of Matters to a Vote of Security Holders — None
Item 5.	Other Information — None
Item 6.(b)	Reports on Form 8-K — None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC. (Registrant)

Date: 10/15/2001	/s/ WAYNE A. CASE Wayne A. Case, President/CEO/Director
Date: 10/15/2001	/s/ ROBERT C. THOMPSON Robert C. Thompson, Chief Financial Officer

QuickLinks

INDEX TO FORM 10-Q
SCHMITT INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS ASSETS
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000 (UNAUDITED)
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000 (UNAUDITED)
SCHMITT INDUSTRIES, INC. NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS THREE MONTHS ENDED AUGUST 31, 2001 AND 2000 (UNAUDITED)
SCHMITT INDUSTRIES, INC. FORM 10Q FIRST QUARTER FISCL YEAR 2002
SIGNATURES