Form 10-Q
period 2001-11-30
SCHMITT INDUSTRIES INC
filed 2002-01-15
CIK 922612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2001

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

    The number of shares of each class of common stock outstanding as of November 30, 2001

    Common stock, no par value            7,467,474

SCHMITT INDUSTRIES, INC.

INDEX TO FORM 10-Q

		Page
Part I—	FINANCIAL INFORMATION
Item 1—	Financial Statements:
	Consolidated Balance Sheets: —November 30, 2001 and May 31, 2001	3
	Consolidated Statements of Operations: —For the Three and Six Months Ended November 30, 2001 and 2000	4
	Consolidated Statements of Cash Flows: —For the Six Months Ended November 30, 2001 and 2000	5
	Supplemental Disclosure of Cash Flow Information and Supplemental Schedule of Noncash Financing Activities	5
	Notes to Consolidated Interim Financial Statements —Three and Six Months ended November 30, 2001 and 2000	6
Item 2—	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3—	Quantitative and Qualitative Disclosures About Market Risk	13
Part II—	OTHER INFORMATION	16
Signatures—

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2001	May 31, 2001
	Unaudited
ASSETS
Current assets
Cash	$672,213	$291,083
Accounts receivable	1,102,528	1,227,157
Inventories	3,399,503	3,559,038
Prepaid expenses	134,912	186,570
Income taxes receivable	33,771	33,661

	5,342,927	5,297,509

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,219,782	1,216,140
Furniture and equipment	1,093,259	1,103,911

	2,612,041	2,619,051
Less accumulated depreciation and amortization	1,144,819	1,081,854

	1,467,222	1,537,197

Other assets
Long-term investment	1,306,000	2,408,000
Long-term deferred tax asset	987,871	613,871
Other assets	406,651	433,931

	2,700,522	3,455,802

TOTAL ASSETS	$9,510,671	$10,290,508

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$600,000	$200,000
Accounts payable	280,821	418,087
Accrued commissions	150,158	129,154
Accrued liabilities	137,969	260,743
Current portion of long-term debt	100,000	100,000

Total current liabilities	1,268,948	1,107,984

Long-term debt	202,600	252,600

Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 7,467,474 and 7,505,774 shares issued and outstanding at November 30, 2001 and May 31, 2001 respectively	7,370,251	7,407,476
Accumulated other comprehensive (loss)	(848,986)	(175,954)
Retained earnings	1,517,858	1,698,402

Total stockholders' equity	8,039,123	8,929,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,510,671	$10,290,508

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Net sales	$1,879,212	$1,785,195	$3,464,456	$3,728,185
Cost of sales	760,643	1,088,773	1,477,956	1,854,902

Gross profit	1,118,569	696,422	1,986,500	1,873,283

Operating expenses:
General, administration and sales	973,620	1,056,602	2,024,741	2,092,068
Research and development	58,783	75,600	129,706	179,598

Total operating expenses	1,032,403	1,132,202	2,154,447	2,271,666

Operating income (loss)	86,166	(435,780)	(167,947)	(398,383)
Other income (expense)	(15,070)	6,823	(12,597)	13,564

Income (loss) before provision for income taxes	71,096	(428,957)	(180,544)	(384,819)
(Benefit) for income taxes	—	(160,000)	—	(145,000)

Net (loss) income	$71,096	$(268,957)	$(180,544)	$(239,819)

Net (loss) income per common share:
Basic	$.01	$(.03)	$(.02)	$(.03)

Diluted	$.01	$(.03)	$(.02)	$(.03)

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(UNAUDITED)

	Six Months Ended November 30,
	2001	2000
Cash Flows Relating to Operating Activities
Net (loss)	$(180,544)	$(239,819)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	100,615	103,611
Amortization	27,280	27,280
Deferred taxes	—	(137,000)
(Increase) decrease in:
Accounts receivable	124,629	198,002
Inventories	159,535	(408,407)
Prepaid expenses	51,658	(90,879)
Income taxes receivable	(110)	(48,995)
Increase (decrease) in:
Accounts payable	(137,266)	78,797
Accrued liabilities	(101,770)	(10,028)

Net cash provided by (used in) operating activities	44,027	(527,438)

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(38,097)	(64,708)
Disposals of property and equipment	7,457	—
Cash acquired in purchase of wholly-owned subsidiary	—	113,604

Net cash provide by (used in) investing activities	(30,640)	48,896

Cash Flows Relating to Financing Activities
Increase in line of credit	400,000	—
Repayments on long-term debt	(50,000)	—
Common stock repurchased	(37,225)	(106,002)

Net cash provided by (used in) financing activities	312,775	(106,002)

Effect of foreign exchange translation on cash	54,968	(38,661)

Increase (decrease) in cash	381,130	(623,205)
Cash, beginning of period	291,083	1,264,475

Cash, end of period	$672,213	$641,270

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$22,947	$—
Cash paid during the period for income taxes	$110	$—
Supplemental Schedule of Noncash Financing Activities:
Increase (decrease) in market value of long-term investment	$(1,102,000)	$564,000
Increase (decrease) in long-term deferred tax asset	$374,000	$(192,000)
Common stock issued for purchase of wholly-owned subsidiary	$—	$747,725
Wholly-owned subsidiary—net tangible assets acquired	$—	$(325,901)
Wholly-owned subsidiary—intangible assets acquired	$—	$(421,824)

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(UNAUDITED)

Note 1:

    These financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2001 and 2000 and its results of operations and its cash flows for the three-month and six-month periods ended November 30, 2001 and 2000. Operating results for the six-month period ended November 30, 2001 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2002.

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

Note 3: New Accounting Pronouncements

    On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is now prohibited. The Company adopted this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 141 will have a material impact on the Company's consolidated financial statements.

    On July 20, 2001, the FASB issued FASB Statement No. 142 (FAS 142) Goodwill and Other Intangible Assets. FAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill and certain other intangible assets will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill and certain other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be June 1, 2002. The Company has not yet determined what the impact of FAS 142 will be on the Company's results of operations and financial position.

Note 4: EPS Reconciliation

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Weighted average shares (basic)	7,467,474	8,223,521	7,481,756	8,232,330
Effect of dilutive stock options	—	—	—	—

Weighted average shares (diluted)	7,467,474	8,223,521	7,481,756	8,232,330

Note 5: Comprehensive (Loss) Income

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Net (loss) income	$71,096	$(268,957)	$(180,544)	$(239,819)
Other comprehensive (loss) income:
(Decrease) increase in fair market value of long-term Investment investment, net of taxes	(264,000)	440,000	(728,000)	372,000
Foreign currency translation Adjustment	(19,661)	20,930	54,968	(38,661)

Total comprehensive (loss) income	$(212,565)	$191,973	$(853,576)	$93,520

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

Note 6: Segments of Business

  Segment Information

	Six Months Ended November 30,
	2001		2000
	Mechanical Components	Measurement Systems	Mechanical Components	Measurement Systems
Gross sales	$3,470,178	$650,980	$3,437,670	$717,261
Intercompany sales	$651,938	$4,764	$405,101	$21,645

Net sales	$2,818,240	$646,216	$3,032,569	$695,616

Income (loss) from operations	$(119,892)	$(48,055)	$116,531	$(514,914)

Intercompany rent	$—	$15,000	$—	$15,000

Depreciation expense	$74,727	$25,888	$75,171	$28,440

Amortization expense	$10,000	$17,280	$10,000	$17,280

Capital expenses	$33,772	$4,325	$31,713	$32,995

  Geographic Information

	Six Months Ended November 30,
	2001	2000
Geographic Sales
North American Sales
United States	$2,085,560	$2,499,541
Intercompany	$37,281	$133,426

	$2,048,279	$2,366,115
Canada	$58,268	$101,574
Mexico	$24,562	$9,177

North America total	$2,131,109	$2,476,866

European Sales
Germany	$745,773	$681,245
Intercompany	$227,368	$117,526

Germany total	$518,405	$563,719

United Kingdom	$703,881	$539,421
Intercompany	$392,053	$175,794

United Kingdom total	$311,828	$363,627

Other European Sales	$69,260	$46,788

Total Europe	$899,493	$974,134

Asia	$337,330	$219,132
Others	$96,524	$58,053

	$3,464,456	$3,728,185

	Six Months Ended November 30,
	2001		2000
	United States	Europe	United States	Europe
Income (loss) from operations	$(95,420)	$(72,527)	$(496,500)	$98,117

Depreciation expense	$88,036	$12,579	$84,223	$19,388

Amortization expense	$27,280	$—	$27,280	$—

Capital expenses	$34,461	$3,636	$45,510	$19,198

  Long-term Assets

	November 30, 2001	May 31, 2001
Segment:
Mechanical	$3,288,176	$4,074,588
Measurement	$879,568	$918,411

	$4,167,744	$4,992,999

Geographic:
United States	$4,131,185	$4,940,040
Europe	$36,559	$52,959

	$4,167,744	$4,992,999

    Note—Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH

Note 7: Line of credit

    The Company has a $1.0 million short-term line of credit agreement, secured by U.S. accounts receivable and inventories, with a commercial bank. The line is guaranteed by the Company's wholly owned subsidiary, Schmitt Measurement Systems, Inc. Interest is payable at the bank's prime rate plus 1.50% and expires on June 1, 2002. As of November 30, 2001 and May 31, 2001, $600,000 and $200,000 was outstanding respectively. There are certain covenants related to the earnings of the company and the current ratio. As of November 30, 2001 the Company was in compliance with these covenants.

Note 8: Restructuring reserve

    In the fourth quarter of the prior fiscal year, the Company established a liability of $106,764 for certain costs expected to be incurred in association with the restructuring of German operations. During the six months ended November 30, 2001 this liability changed as follows:

	Payroll and Benefits	Operating Expenses	Total
Balance at May 31, 2001	$56,840	$49,924	$106,764
Payments to terminated employees	(56,840)		(56,840)
Payments of other expenses		(24,610)	(24,610)

Balance at November 30, 2001	$—	$25,314	$25,314

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

SCHMITT INDUSTRIES, INC.
FORM 10-Q
SECOND QUARTER YEAR 2002

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

    These financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2001 and 2000 and its results of operations and its cash flows for the three and six-month periods ended November 30, 2001 and 2000. Operating results for the six-month period ended November 30, 2001 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2002.

Results of Operations:

Three months ended November 30, 2001 and 2000:

    Sales in the second quarter of fiscal 2002 increased to $1,879,212 versus $1,785,195 in the same period last year, with substantially all of the increase in the Measurement segment. Worldwide sales of Balancer products were $1,480,514 in the second quarter of fiscal 2002 compared to $1,485,625 for the same period last year with sales in both domestic and European markets virtually equal to year ago levels. Measurement product sales totaled $398,698 in the second quarter of fiscal 2002 compared to $299,570 in the second quarter of fiscal 2001.

    Revenues in both the Balancer and Measurement product lines have been effected in the past several months by the slowdown in the global economy. That has in turn resulted in a reduced demand for both balancer and measurement products. During the second quarter of fiscal 2002, demand for balancer products improved slightly over the prior fiscal quarters but are still not near historic quarterly highs. There are no specific or quantifiable reasons for the improvement in sales nor reasons to point toward continued improvement in sales trends. The Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world. Sales staff, representatives and distributors throughout these geographic areas spend a large amount of time with the targeted customers. Over the past twelve months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry as reasons for their reduced ordering activity. While the second quarter showed an increase in demand for the Company's products, there are no guarantees this trend will continue.

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

    Second quarter cost-of-sales decreased to 41% of sales versus 61% in the same period last year. Most of the decrease occurred as the prior years percentage included an inventory write-down of $286,267 in the Measurement segment. When this write-down is excluded, cost of sales as a percentage of sales was 45%. Cost-of-sales of Balancer products was 45% and 46% for the three months ended November 30, 2001 and 2000 respectively while the cost of sales percentage of Measurement products was 24% for the second quarter of fiscal 2002 versus 41% (when the inventory write-down is excluded) in the same period last year. The decrease in the cost of sales in the Measurement segment was due to the sales mix as the sales of Acuity Research products (which have lower materials costs than other measurement products) were a higher proportion of total sales in the most current quarter than was the case in the same quarter in the prior year.

    Second quarter general, administrative and R&D expenses totaled $1,032,403 versus $1,132,202 for the same period last year. As a percentage of revenues, operating expenses (including R&D) during the second quarter of fiscal 2002 were 55% compared to 63% for the same period last year. The reason for the decline both in dollars and as a percentage of sales was due to management actions in the second fiscal quarter to reduce operating expenses. During this quarter, management initiated a program to significantly reduce operating expenses with the goal to reduce expenses to a level that could produce break-even operations on sales levels that approximate those realized in the first quarter of the current fiscal year.

    Sales by the foreign subsidiaries totaled $448,321 for the most recent quarter versus $463,463 for the same quarter last year.

    In the three-month period ended November 30, 2001, the net income was $71,096 compared to a net loss of $(268,957) for the same period last year. Three-month income (loss) per share, basic and diluted, were $.01 and $(.03) for the three months ended November 30, 2001 and 2000, respectively.

Six months ended November 30, 2001 and 2000:

    Sales in the six months ended November 30, 2001 decreased to $3,464,456 versus $3,728,185 in the same period last year, with decreases in both business segments. Worldwide sales of Balancer products were $2,818,240 and $3,032,569 for the six months ended November 30, 2001 and 2000 respectively, with sales lower in both the domestic and European markets. While sales appear to have stabilized in the past few months, there is no certainty this trend will continue in all geographic markets. Measurement product sales totaled $646,216 and $695,616 for the six months ended November 30, 2001 and 2000 respectively.

    Revenues in the past several months have been effected by the slowdown in the global economy, resulting in reduced demand for both Balancer and Measurement devices. The Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world. Sales staff, representatives and distributors throughout these geographic areas spend a large amount of time with the targeted customers. Over the past twelve months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry as reasons for their reduced ordering activity. The primary target markets for Measurement products have historically been disk drive and silicon wafer manufacturers. Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for measurement products by these targeted industries. Over the past several months, all of this information has discussed at length declining demand for and sales of the products of those two industries and have generally defined industries that are in a severe recession. Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase measurement products due to their lack of a capital budget.

    For the six months ended November 30, 2001, cost-of-sales decreased to 43% of sales versus 50% in the same period last year. Most of the decrease occurred as the prior years percentage included an inventory write-down of $286,267 in the Measurement segment. When this write-down is excluded, cost of sales as a percentage of sales was 42%. Cost-of-sales of Balancer products was 46% and 44% for the six months ended November 30, 2001 and 2000 respectively while the cost of sales percentage of Measurement products was 30% for the six months ended November 30, 2001 versus 35% (when the inventory write-down is excluded) in the same period last year. The decrease in the cost of sales in the Measurement segment was due to the sales mix as the sales of Acuity Research products (which have lower materials costs than other Measurement products) were a higher proportion of total sales in the most current quarter than was the case in the same quarter in the prior year.

    General, administrative and R&D expenses totaled $2,154,447 for the six months ended November 30, 2001 versus $2,271,666 for the same period last year. As a percentage of revenues, operating expenses (including R&D) during the second quarter of fiscal 2002 were 62% compared to 61% for the same period last year. These expenses are expected to decline in future periods, both in dollars and as a percentage of sales, due to management actions initiated in the second quarter of the current fiscal year. During this quarter, management initiated a program to significantly reduce operating expenses with the goal to reduce expenses to a level that could produce break-even operations on sales levels that approximate those realized in the first quarter of the current fiscal year.

    Sales by the foreign subsidiaries totaled $830,233 for the most recent quarter versus $924,002 for the same quarter last year. The decline was primarily the result of the restructure of the German subsidiary that started late in the prior fiscal year. During that process, sales were delayed for approximately thirty to forty days early in fiscal 2002. The production and operations changes were completed in the first fiscal quarter and should no longer have a negative impact on sales. Market demand in Europe has been soft, and also has contributed to the lower sales. Marketing initiatives begun in the prior fiscal year in Europe are expected to produce sales comparable to the prior fiscal year, although this impact could be dampened until the soft market conditions in the European market improve.

    In the six-month period ended November 30, 2001, the net loss was $(180,544) compared to a net loss of $(239,819) for the same period last year. Six-month income (loss) per share, basic and diluted, were $(.02) and $(.03) for the six months ended November 30, 2001 and 2000 respectively.

Liquidity and Capital Resources:

    The Company's working capital position decreased slightly to $4,073,979 at November 30, 2001 compared to $4,189,525 at May 31, 2001. Cash stood at $672,213 at November 30, 2001 compared to $291,083 at May 31, 2001.

    During the six months ended November 30, 2001, cash provided from operations amounted to $44,027 with the changes described as follows:

  •
  The net loss for the six months ended November 30, 2001 of $(180,544) plus one noncash item, depreciation and amortization of $127,895.

  •
  Accounts receivable provided cash as the balance decreased $124,629 to a balance at November 30, 2001 of $1,102,528 compared to $1,227,157 at May 31, 2001. At November 30, 2001, no significant accounts receivable were considered a doubtful collection. The Company generally experiences a payment cycle of 30-80 days on invoices. Management believes its credit and collection policies are effective and appropriate for the marketplace and the Company has had no significant bad debt write-offs since its inception in 1986. There can be no assurance that the Company's collection procedures will continue to be successful, particularly with an economy that in many respects appears to be in a recession.

  •
  Inventories decreased $159,535 from the balances at May 31, 2001 with virtually all of the decrease in the Balancer segment. The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products. Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

  •
  Prepaid expenses decreased by $51,658 due to amortization of several items including prepaid trade show costs, professional fees and various business and life insurance costs.

  •
  Trade accounts payable decreased by $137,266 with the reduction due to the continued decline in purchasing activities in the US companies. The purchasing activities of those companies, particularly for inventory items, were lower in the weeks preceding November 30, 2001 than in the weeks preceding May 31, 2001.

  •
  Other accrued liabilities (including commission, payroll items and other accrued expenses) decreased by $101,770. The largest decrease was for the liability related to the restructure of operations in Germany ($81,450).

    During the six-month period ended November 30, 2001, net cash used in investing activities was $30,640, consisting of net additions to property and equipment. Net cash provided by financing activities amounted to $312,775, which consists of a $400,000 increase in the line of credit, less $50,000 in repayments of long-term debt and the purchase of shares of the Company's common stock for $37,225.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

    The Company does not have any derivative financial instruments as of November 30, 2001. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

Business Risks

    This annual report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks,"

"approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. For example, this section contains numerous forward-looking statements. All forward-looking statements in this report are made based on management's current expectations and estimates, which involve risks and uncertainties, including those described in the following paragraphs. Among these factors are the following: changes in demand for company products; new products may not be developed to satisfy changes in consumer demands; failure to protect intellectual property rights could adversely affect future performance and growth: and production time and the overall cost of products could increase if any of the primary suppliers are lost or if any primary supplier increased the prices of raw materials. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this report. We assume no obligation to update such information.

Changes in demand for Company products:

    Over the past several months, the Company experienced soft market demand for its Balancer products. While the specific reasons are difficult to pinpoint, these can generally be attributed to economic conditions in the United States, specifically those in the grinding machine industry, the primary market for the Company's Balancer products. Based upon management's analysis, the decline in sales does not appear to arise from a shift in the customer base to competitor products.

    Management has responded to these soft market conditions in several ways. First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors. To capitalize on this opportunity, two new sales people have been hired, one late in fiscal 2001 and the second in January 2002. Second, the Company will devote a significant part of its R&D efforts in fiscal 2002 and 2003 toward developing products that will both broaden the scope of products offered to the current customer base and offer products for new markets so as to reduce the reliance on historic markets. Third, management initiated a restructuring plan in Europe in the fourth fiscal quarter of 2001 that is intended to increase worldwide operating efficiency. All engineering design and manufacturing operations are now consolidated in the United States, a step that is expected to reduce operating costs. In addition, all European operations are now focused totally on marketing and sales. Finally, management will continue to evaluate all operating costs and seek to reduce costs where necessary.

    The Measurement segment has relied heavily upon sales to disk drive and silicon wafer manufacturers. Conditions in those markets have adversely affected sales beginning in fiscal 1999 and those poor conditions continued into fiscal 2002. Disk drive demand is largely tied to and dependent upon demand for personal computers. In the prior fiscal year, personal computer manufacturers warned of lower sales expectations and many have initiated actions to significantly reduce costs. Consequently, demand for drives have fallen and operations of those companies have suffered with one result being reduced capital spending. This has resulted in minimal demand for and sales of the Company's TMS products. Industry forecasts are for these conditions to continue in the foreseeable future.

    The semiconductor industry is also currently facing a down cycle. Beginning in fiscal 2001 the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth. Industry forecasts are for these conditions to continue into calendar 2002. The result is similar to disk drive manufacturers in that capital spending has declined significantly and consequently so has demand for and sales of the Company's wafer products.

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

New products may not be developed to satisfy changes in consumer demands:

    The failure to develop new technologies, or react to changes in existing technologies, could materially delay development of new products, which could result in decreased revenues and a loss of market share to competitors. Financial performance depends on the ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. New product opportunities may not be identified and developed and brought to market in a timely and cost-effective manner. Products or technologies developed by other companies may render products or technologies obsolete or noncompetitive or a fundamental shift in technologies in the product markets could have a material adverse effect on the Company's competitive position within historic industries.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings—None

Item 2. Changes in Securities—None

Item 3. Default Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders:

  The Company conducted an Annual Meeting of the Shareholders on October 5, 2001. At the meeting, the following persons were elected to fill the vacancies on the Board of Directors created by the expiration of the Class 1 directors' terms, to serve until the year 2004 Annual Meeting of the Shareholders and until their successors shall be duly elected:

Director	Shares Voted in Favor	Shares Voted Against	Shares Withheld
David M. Hudson	6,505,839	—	36,000
Ray E. Oeltjen	6,505,839	—	36,000
Dennis M. Pixton	6,505,839	—	36,000

  Also at the meeting, the stockholders' approved an amendment to the Company's Second Restated Articles of Incorporation to effect a reverse stock split of the Company's Common Stock and grant the Company's Board of Directors the authority to set the ratio for the reverse stock split at one-for-two, one-for-three or one-for-four, or not to complete any reverse stock split.

Shares Voted in Favor	Shares Voted Against	Shares Withheld
6,449,658	217,273	26,063

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC. (REGISTRANT)
Date: 1/15/2002	/s/ WAYNE A. CASE Wayne A. Case, President/CEO/Director
Date: 1/15/2002	/s/ ROBERT C. THOMPSON Robert C. Thompson, Chief Financial Officer

QuickLinks

SCHMITT INDUSTRIES, INC. INDEX TO FORM 10-Q
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
SCHMITT INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000 (UNAUDITED)
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000 (UNAUDITED)
SCHMITT INDUSTRIES, INC. NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000 (UNAUDITED)
SCHMITT INDUSTRIES, INC. FORM 10-Q SECOND QUARTER YEAR 2002
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Part II — OTHER INFORMATION
  Item 1. Legal Proceedings— None
  Item 2. Changes in Securities— None
  Item 3. Default Upon Senior Securities— None
  Item 4. Submission of Matters to a Vote of Security Holders
SIGNATURES