Form 10-Q
period 2002-02-28
SCHMITT INDUSTRIES INC
filed 2002-04-15
CIK 922612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                              To:

Commission File Number: 0-23996

SCHMITT INDUSTRIES, INC.
(Exact name of registrant's principal executive office)

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

Yes ☒    No ☐

        The number of shares of each class of common stock outstanding as of February 28, 2002

    Common stock, no par value                                                                         7,467,474

SCHMITT INDUSTRIES, INC.

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

    Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2002 Unaudited	May 31, 2001
ASSETS
Current assets
Cash	$468,671	$291,083
Accounts receivable	959,387	1,227,157
Inventories	3,385,060	3,559,038
Prepaid expenses	177,474	186,570
Income taxes receivable	33,771	33,661

	5,024,363	5,297,509

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,219,123	1,216,140
Furniture, fixtures and equipment	1,074,458	1,103,911

	2,592,581	2,619,051
Less accumulated depreciation and amortization	1,153,435	1,081,854

	1,439,146	1,537,197

Other assets
Long-term investment	784,000	2,408,000
Long-term deferred tax asset	1,164,871	613,871
Other assets	393,010	433,931

	2,341,881	3,455,802

TOTAL ASSETS	$8,805,390	$10,290,508

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$450,000	$200,000
Accounts payable	244,417	418,087
Accrued commissions	112,457	129,154
Accrued liabilities	84,986	260,743
Current portion of long-term debt	277,600	100,000

Total current liabilities	1,169,460	1,107,984

Long-term debt	—	252,600

Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 7,467,474 and 7,505,774 shares issued and outstanding at February 28, 2002 and May 31, 2001 respectively	7,370,251	7,407,476
Accumulated other comprehensive (loss)	(1,187,515)	(175,954)
Retained earnings	1,453,194	1,698,402

Total stockholders' equity	7,635,930	8,929,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,805,390	$10,290,508

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2002 and 2001
(UNAUDITED)

	Three Months Ended February 28,			Nine Months Ended February 28,
	2002	2001		2002	2001
Net sales	$1,452,643		$2,130,747	$4,917,099	$5,858,932
Cost of sales	591,787		936,466	2,069,743	2,791,368

Gross profit	860,856		1,194,281	2,847,356	3,067,564

Operating expenses:
General, administration and sales	884,223		1,124,206	2,908,964	3,216,274
Research and development	36,506		83,517	166,212	263,115

Total operating expenses	920,729		1,207,723	3,075,176	3,479,389

Operating (loss)	(59,873)		(13,442)	(227,820)	(411,825)
Other income (expense)	(4,791)		20,723	(17,388)	34,287

Income (loss) before (benefit) for income taxes	(64,664)		7,281	(245,208)	(377,538)
(Benefit) for income taxes	—		—	—	(145,000)

Net (loss) income	$(64,664)		$7,281	$(245,208)	$(232,538)

Net (loss) income per common share:
Basic	$(.01)	$	..00	$(.03)	$(.03)

Diluted	$(.01)	$	..00	$(.03)	$(.03)

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
(UNAUDITED)

	Nine Months Ended February 28,
	2002	2001
Cash Flows Relating to Operating Activities
Net (loss)	$(245,208)	$(232,538)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	147,150	147,684
Amortization	40,921	40,920
Deferred taxes	—	(137,000)
(Increase) decrease in:
Accounts receivable	267,770	(4,980)
Inventories	173,978	(370,693)
Prepaid expenses	9,096	(110,553)
Income taxes receivable	(110)	(38,181)
Increase (decrease) in:
Accounts payable	(173,670)	(107,379)
Accrued liabilities	(192,454)	(22,734)

Net cash provided by (used in) operating activities	27,473	(835,454)

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(83,652)	(77,640)
Disposals of property and equipment	34,553	—
Cash acquired in purchase of wholly-owned subsidiary	—	113,604

Net cash provided by (used in) investing activities	(49,099)	35,964

Cash Flows Relating to Financing Activities
Increase in line of credit	250,000	—
Repayments on long-term debt	(75,000)	(94,400)
Common stock repurchased	(37,225)	(122,648)

Net cash provided by (used in) financing activities	137,775	(217,048)

Effect of foreign exchange translation on cash	61,439	(7,868)

Increase (decrease) in cash	177,588	(1,024,406)
Cash, beginning of period	291,083	1,264,475

Cash, end of period	$468,671	$240,069

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$39,666	$—
Cash paid during the period for income taxes	$110	$6,562
Supplemental Schedule of Noncash Financing Activities:
Increase (decrease) in market value of long-term investment	$(1,624,000)	$929,000
Increase (decrease) in long-term deferred tax asset	$551,000	$(316,000)
Common stock issued for purchase of wholly-owned subsidiary	$—	$747,725
Wholly-owned subsidiary—net tangible assets acquired	$—	$(325,901)
Wholly-owned subsidiary—intangible assets acquired	$—	$(421,824)
Long-term debt incurred to repurchase stock	$—	$472,000

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Note 1:

These financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2002 and 2001 and its results of operations and its cash flows for the three-month and nine-month periods ended February 28, 2002 and 2001. Operating results for the nine-month period ended February 28, 2002 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2002.

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

Note 3: New Accounting Pronouncements

On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is now prohibited. The Company adopted this statement during the first quarter of fiscal 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial statements.

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

Note 4: EPS Reconciliation

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Weighted average shares (basic)	7,467,474	7,644,863	7,477,048	8,038,659
Effect of dilutive stock options	—	—	—	—

Weighted average shares (diluted)	7,467,474	7,644,863	7,477,048	8,038,659

Note 5: Long-term investments

The Company owns 1,375,716 shares or approximately 11% of the outstanding shares of Air Packaging Technologies, Inc. That company is engaged in the design, manufacture, marketing and sales of "Air Box" patented packaging systems used in the retail, industrial protective and promotional packaging markets worldwide. This long-term investment is classified as an "Available-for-sale security". As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of tax benefits, are included in Accumulated Other Comprehensive Income (Loss) and reported as a separate component of Other Comprehensive Income (Loss) in Stockholders Equity until realized. At February 28, 2002, the acquisition cost exceeded the market value by $1,351,000.

Note 6: Line of credit

The Company has a $1.0 million short-term line of credit agreement with a commercial bank, secured by U.S. accounts receivable and inventories. The line is guaranteed by the Company's wholly owned subsidiary, Schmitt Measurement Systems, Inc. Interest is payable at the bank's prime rate plus 1.50% and expires on June 1, 2002. As of February 28, 2002 and May 31, 2001, $450,000 and $200,000 was outstanding respectively. There are certain covenants related to the earnings of the Company and the current ratio. As of February 28, 2002 the Company was in compliance with the current ratio requirement but was in violation of the net income requirement. As of February 28, 2002, the bank has waived its default rights with respect to this violation.

Note 7: Segments of Business

  Segment Information

	Nine Months Ended February 28,
	2002		2001
	Mechanical Components	Measurement Systems	Mechanical Components	Measurement Systems
Gross sales	$4,721,150	$952,520	$5,180,812	$1,368,497
Intercompany sales	$751,807	$4,764	$598,107	$92,270

Net sales	$3,969,343	$947,756	$4,582,705	$1,276,227

Income (loss) from operations	$(218,445)	$(9,375)	$101,506	$(513,331)

Intercompany rent	$—	$22,500	$—	$22,500

Depreciation expense	$108,413	$38,737	$110,250	$37,434

Amortization expense	$15,000	$25,921	$15,000	$25,920

Capital expenses	$78,604	$5,048	$42,545	$35,095

  Geographic Information

        Geographic Sales

	Nine Months Ended February 28,
	2002	2001
North American Sales
United States	$2,844,838	$3,952,699
Intercompany	$54,930	$184,863

	$2,789,908	$3,767,836
Canada	$130,983	$181,734
Mexico	$26,093	$14,357

North America total	$2,946,984	$3,963,927

European Sales
Germany	$638,409	$919,593
Intercompany	$212,506	$204,252

Germany total	$425,903	$715,341

United Kingdom	$1,143,090	$927,000
Intercompany	$489,135	$301,262

United Kingdom total	$653,955	$625,738

Other European Sales	$233,336	$121,142

Total Europe	$1,313,194	$1,462,221

Asia	$532,120	$299,408
Others	$124,801	$133,376

	$4,917,099	$5,858,932

	Nine Months Ended February 28,
	2002		2001
	United States	Europe	United States	Europe
Income (loss) from operations	$(126,971)	$(100,849)	$(479,873)	$68,048

Depreciation expense	$133,154	$13,996	$118,089	$29,595

Amortization expense	$40,921	$—	$40,920	$—

Capital expenses	$80,116	$3,536	$47,611	$30,029

        Long-term Assets

	February 28, 2002	May 31, 2001
Segment:
Mechanical	$2,922,225	$4,074,588
Measurement	$858,802	$918,411
Geographic:
United States	$3,746,877	$4,940,040
Europe	$34,150	$52,959

Note—Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH

Note 8: Comprehensive (Loss) Income

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Net (loss) income	$(64,664)	$7,281	$(245,208)	$(232,538)
Other comprehensive (loss) income:
(Decrease) increase in fair market Value of long-term investment, net of taxes	(345,000)	241,000	(1,073,000)	613,000
Foreign currency translation Adjustment	6,471	30,793	61,439	(7,868)

Total comprehensive (loss) income	$(403,193)	$279,074	$(1,256,769)	$372,594

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

Note 9: Restructuring reserve

In the fourth quarter of the prior fiscal year, the Company established a liability of $106,764 for certain costs expected to be incurred in association with the restructuring of German operations. During the nine months ended February 28, 2002 this liability changed as follows:

	Payroll and Benefits	Operating Expenses	Total
Balance at May 31, 2001	$56,840	$49,924	$106,764
Payments to terminated employees	(56,840)		(56,840)
Payments of other expenses		(49,924)	(49,924)

Balance at February 28, 2002	$—	$—	$—

All employees (five in total) were terminated effective May 31, 2001 and all payments to those employees since that date were under contractual agreements between those employees and the Company. Payments of the operating expenses included items related to the closure of the existing facility plus various legal and professional fees related to the restructure. The restructure was completed in the third quarter of fiscal 2002.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

        These financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2002 and 2001 and its results of operations and its cash flows for the three and nine-month periods ended February 28, 2002 and 2001. Operating results for the nine-month period ended February 28, 2002 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2002.

Results of Operations:

Three months ended February 28, 2002 and 2001:

        Sales in the third quarter of fiscal 2002 decreased to $1,452,643 versus $2,130,747 in the same period last year, with decreases in both industry segments. Worldwide sales of Balancer products were $1,151,103 in the third quarter of fiscal 2002 compared to $1,550,136 for the same period last year with sales lower in North America and Europe and higher in Asia. Measurement product sales totaled $301,540 in the third quarter of fiscal 2002 compared to $580,611 in the third quarter of fiscal 2001.

Domestic and foreign revenues in both the Balancer and Measurement segments have been affected in the past several months by the slowdown in the global economy, resulting in reduced demand for both Balancer and Measurement products. The Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world. Sales staff, representatives and distributors throughout these geographic areas spend a large amount of time with the targeted customers. Over the past several months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry as reasons for their reduced ordering activity.

The primary target markets for Measurement products have historically been disk drive and silicon wafer manufacturers. Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for Measurement products by these targeted industries. Over the past several months, this information has discussed at length declining demand for and sales of the products of those two industries and has generally defined industries that are in a severe recession. Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase Measurement products due to their lack of a capital budget.

Third quarter cost-of-sales decreased to 41% of sales versus 44% in the same period last year. Cost-of-sales of Balancer products was 47% and 49% for the three months ended February 28, 2002 and 2001 respectively while the cost of sales percentage of Measurement products was 17% for the third quarter of fiscal 2002 versus 31% in the same period last year. The decrease in the cost of sales in the Measurement segment was due to the sales mix as the sales of Acuity Research products (which have lower materials costs than other Measurement products) were a higher proportion of total sales in the most current quarter than was the case in the same quarter in the prior year.

Third quarter general, administrative and R&D expenses totaled $920,729 versus $1,207,723 for the same period last year. As a percentage of revenues, operating expenses (including R&D) during the third quarter of fiscal 2002 were 63% compared to 57% for the same period last year. The decline in dollars resulted from management actions in the second fiscal quarter to reduce operating expenses. During that quarter, management initiated a program to significantly reduce operating expenses with the goal to reduce expenses to a level that could produce break-even operations on sales levels that approximate those realized in the first quarter of the current fiscal year.

Foreign subsidiary sales totaled $323,085 for the most recent quarter versus $446,802 for the same quarter last year. Market demand in Europe has been soft, and also has contributed to the lower sales. Marketing initiatives begun in the prior fiscal year in Europe are expected to produce increasing sales over the longer term, although the impact continues to be dampened until the current soft market conditions in the European market improve.

The net loss of $(64,664) for the three months ended February 28, 2002 compared to net income of $7,281 for the same period last year. Three-month net loss per share was $(.01) for the three months ended February 28, 2002 versus income per share, basic and diluted, of $.00 for the three months ended February 28, 2001.

Nine Months ended February 28, 2002 and 2001:

        Sales in the nine months ended February 28, 2002 decreased to $4,917,099 versus $5,858,932 in the same period last year, with decreases in both business segments. Worldwide sales of Balancer products were $3,969,343 and $4,582,705 for the nine months ended February 28, 2002 and 2001 respectively, with sales lower in North America and Europe but higher in Asia. Measurement product sales totaled $947,756 and $1,276,227 for the nine months ended February 28, 2002 and 2001 respectively.

Domestic and foreign revenues in the past several months have been affected by the slowdown in the global economy, resulting in reduced demand for both Balancer and Measurement devices. The Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world. Sales staff, representatives and distributors throughout these geographic areas spend a large amount of time with the targeted customers. Over the past several months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry as reasons for their reduced ordering activity. The primary target markets for Measurement products have historically been disk drive and silicon wafer manufacturers. Management and sales staff monitor industry publications and public financial information in order to judge the potential demand for Measurement products by these targeted industries. Over the past several months, this information has discussed at length declining demand for and sales of the products of those two industries and has generally defined industries that are in a severe recession. Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase Measurement products due to their lack of a capital budget.

For the nine months ended February 28, 2002, cost-of-sales decreased to 42% of sales versus 48% in the same period last year. Most of the decrease occurred as the prior year's percentage included an inventory write-down of $286,267 in the Measurement segment. When this write-down is excluded, cost of sales as a percentage of sales was 43%. Cost-of-sales of Balancer products was 46% and 45% for the nine months ended February 28, 2002 and 2001 respectively while the cost of sales percentage of Measurement products was 26% for the nine months ended February 28, 2002 versus 33% (when the inventory write-down is excluded) in the same period last year. The decrease in the cost of sales in the Measurement segment was due to the sales mix as the sales of Acuity Research products (which have lower materials costs than other Measurement products) were a higher proportion of total sales in nine months ended February 28, 2002 than was the case in the same period in the prior year.

General, administrative and R&D expenses totaled $3,075,176 for the nine months ended February 28, 2002 versus $3,479,389 for the same period last year. As a percentage of revenues, operating expenses (including R&D) during the nine months ended February 28, 2002 were 63% compared to 59% for the same period last year. These expenses declined in the current year as a result of management actions initiated in the second quarter of the current fiscal year. During this quarter, management initiated a program to significantly reduce operating expenses with the goal to reduce expenses to a level that could produce break-even operations on sales levels that approximate those realized in the first quarter of the current fiscal year.

Sales by the foreign subsidiaries totaled $1,153,318 for the nine months ended February 28, 2002 versus $1,370,804 for the same period last year. The decline was primarily the result of the restructure of the German subsidiary that started late in the prior fiscal year. During that process, sales were delayed for approximately thirty to fourty days early in fiscal 2002. The production and operations changes were completed in the first fiscal quarter and should no longer have a negative impact on sales. Market demand in Europe has been soft, and also has contributed to the lower sales. Marketing initiatives begun in the prior fiscal year in Europe are expected to produce increasing sales over the longer term, although the impact continues to be dampened until the current soft market conditions in the European market improve.

The net loss of $(245,208) for the nine months ended February 28, 2002 compared to a net loss of $(377,538) for the same period last year. Net loss per share was $(.03) for both the nine months ended February 28, 2002 and 2001.

Liquidity and Capital Resources:

        The Company's working capital position decreased slightly to $3,854,903 at February 28, 2002 compared to $4,189,525 at May 31, 2001. Cash stood at $468,671 at February 28, 2002 compared to $291,083 at May 31, 2001.

During the nine months ended February 28, 2002, cash provided from operating activities amounted to $27,473 with the changes described as follows:

  •
  The net loss for the nine months ended February 28, 2002 of $(245,208) plus one noncash item, depreciation and amortization of $188,071.

  •
  Accounts receivable provided cash as the balance decreased $267,770 to a February 28, 2002 balance of $959,387 compared to $1,227,157 at May 31, 2001. At February 28, 2002, no significant accounts receivable were considered a doubtful collection. The Company generally experiences a payment cycle of 30-90 days on invoices. Management believes its credit and collection policies are effective and appropriate for the marketplace and the Company has had no significant bad debt write-offs since its inception in 1986. There can be no assurance that the Company's collection procedures will continue to be successful, particularly with current economic conditions.

  •
  Inventories decreased $173,978 from the balances at May 31, 2001 with inventories in the Balancer segment decreasing by $246,237 and those in the Measurement segment increasing by $72,259. The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products. Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

  •
  Prepaid expenses decreased by $9,096 due to amortization of several items including prepaid trade show costs, professional fees and various business and life insurance costs.

  •
  Trade accounts payable decreased by $173,670 with the reduction due to the continued decline in purchasing activities of the US companies. The purchasing activities of those companies, particularly for inventory items, were lower in the weeks preceding February 28, 2002 than in the weeks preceding May 31, 2001.

  •
  Other accrued liabilities (including commission, payroll items and other accrued expenses) decreased by $192,454, with the largest decrease in the liability related to the restructure of operations in Germany ($106,764).

During the nine-month period ended February 28, 2002, net cash used in investing activities was $49,099, consisting of net additions to property and equipment. Net cash provided by financing activities amounted to $137,775, which consists of a $250,000 increase in the line of credit, less $75,000 in repayments of long-term debt and the repurchase of shares of the Company's common stock for $37,225.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 28, 2002. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

Foreign Currency Risk

The Company operates subsidiaries in the United Kingdom and Germany. Therefore, the Company's business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. To date, the foreign currency exchange rates have not significantly impacted the Company's profitability.

Business Risks

This annual report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. For example, this section contains numerous forward-looking statements. All forward-looking statements in this report are made based on management's current expectations and estimates, which involve risks and uncertainties, including those described in the following paragraphs. Among these factors are the following:

  •
  Changes in demand for company products.

  •
  New products may not be developed to satisfy changes in consumer demands.

  •
  Failure to protect intellectual property rights could adversely affect future performance and growth.

  •
  Production time and the overall cost of products could increase if any of the primary suppliers are lost or if any primary supplier increased the prices of raw materials.

  •
  Fluctuations in quarterly and annual operating results make it difficult to predict future performance.

  •
  The Company may not be able to reduce operating costs quickly enough if sales decline further.

  •
  The Company maintains a significant investment in inventories in anticipation of future sales.

  •
  The limited duration of the bank credit agreement could impact future liquidity.

  •
  Future success depends in part on attracting and retaining key management and qualified technical and sales personnel.

  •
  The Company faces risks from international sales and currency fluctuations.

  •
  The Company maintains a significant investment in another publicly held company where the fair market value of the stock is below acquisition cost.

  •
  Future operations may not generate sufficient earnings to fully realize the US Federal Tax net operating loss carryforwards.

Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this report. We assume no obligation to update such information.

Changes in demand for Company products:

Over the past several months, the Company experienced soft market demand for its Balancer products. While the specific reasons are difficult to pinpoint, these can generally be attributed to worldwide economic conditions, specifically those in the grinding machine industry, the primary market for the Company's Balancer products. Based upon management's analysis, the decline in sales does not appear to arise from a shift in the customer base to competitor products.

Management has responded to these soft market conditions in several ways. First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors. To capitalize on this opportunity, two new sales people have been hired, one late in fiscal 2001 and the second in January 2002. Second, the Company will devote a significant part of its R&D efforts in fiscal 2002 and 2003 toward developing products that will both broaden the scope of products offered to the current customer base plus offer products for new markets thereby reducing the reliance on historic markets. Third, management initiated a restructuring plan in Europe in the fourth fiscal quarter of 2001 that is intended to increase worldwide operating efficiency. All engineering design and manufacturing operations are now consolidated in the United States, a step that is expected to reduce operating costs. In addition, all European operations are now focused totally on marketing and sales. Finally, management will continue to evaluate all operating costs and seek to reduce costs where necessary.

The Measurement segment has relied heavily upon sales to disk drive and silicon wafer manufacturers. Conditions in those markets adversely affected sales beginning in fiscal 1999 and those poor conditions continued into fiscal 2002. Disk drive demand is largely tied to and dependent upon demand for personal computers. In the prior fiscal year, personal computer manufacturers warned of lower sales expectations and many have initiated actions to significantly reduce costs. Consequently, demand for drives have fallen and operations of those companies have suffered with one result being reduced capital spending. This has resulted in minimal demand for and sales of the Company's TMS products. Industry forecasts are for these conditions to continue in the foreseeable future.

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

Production time and the overall cost of products could increase if any of the primary suppliers are lost or if a primary supplier increased the prices of raw materials:

Manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. The results of operations could be adversely affected if adequate supplies of raw materials cannot be obtained in a timely manner or if the costs of raw materials increased significantly.

Fluctuations in quarterly and annual operating results make it difficult to predict future performance:

Quarterly and annual operating results are likely to fluctuate in the future due to a variety of factors, some of which are beyond management's control. As a result of quarterly operating fluctuations, it is important to realize quarter-to-quarter comparisons of operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

The Company may not be able to reduce operating costs quickly enough if sales decline further:

Operating expenses are generally fixed in nature and largely based on anticipated sales. During the second quarter of the current fiscal year, Management responded to declining sales by instituting an expense reduction program that significantly reduced the break-even sales point. However, should sales decline further, there is no guarantee management could take actions that would further reduce operating expenses in either a timely manner or without seriously impacting the operations of the Company.

The Company maintains a significant investment in inventories in anticipation of future sales:

The Company has always sought to maintain a competitive advantage by shipping product to its customers more rapidly than its competitors. As a result, the Company has a significant investment in finished goods and raw materials inventories. These inventories are recorded using the lower-of-cost or market method, which requires management to make certain estimates. Management evaluates the recorded inventory values based on customer demand, market trends and expected future sales and changes these estimates accordingly. A significant shortfall of sales may result in carrying higher levels of inventories of finished goods and raw materials thereby increasing the risk of inventory obsolescence and corresponding inventory write-downs. As a result, the Company may not carry adequate reserves to offset such write-downs.

The limited duration of the bank credit agreement could impact future liquidity:

The short-term credit line expires on June 1, 2002 and there is no guarantee the arrangement will be renewed beyond that date. Should the credit line not be renewed, Management would seek such an arrangement from other sources. While management believes it could secure credit from another source, there is no guarantee this can be accomplished or, if it is accomplished, the terms will be as favorable as those under the current line of credit.

Future success depends in part on attracting and retaining key management and qualified technical and sales personnel:

Future success depends on the efforts and continued services of key management, technical and sales personnel. Significant competition exists for such personnel and there is no assurance key technical and sales personnel can be retained nor assurances there will be the ability to attract, assimilate and retain other highly qualified technical and sales personnel as required. There is also no guarantee key employees will not leave and subsequently compete against the Company. The inability to retain key personnel could adversely impact the business, financial condition and results of operations.

The Company faces risks from international sales and currency fluctuations:

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. International sales are subject to a number of risks, including: the imposition of governmental controls; trade restrictions; difficulty in collecting receivables; changes in tariffs and taxes; difficulties in staffing and managing international operations; political and economic instability; general economic conditions; and fluctuations in foreign currencies. No assurances can be given these factors will not have a material adverse effect on future international sales and operations and, consequently, on business, financial condition and results of operations.

The Company maintains a significant investment in another publicly held company where the fair market value of the stock is below acquisition cost:

As of February 28, 2002, the unrealized loss on the difference between the fair market value of the Company's investment in Air Packaging Technologies, Inc. (AIRP) and the acquisition cost was $1,351,000. As required under Statement of Financial Accounting Standards No. 115, this investment is classified as "Available-for-sale securities" with all unrealized gains and losses (net of taxes) included in Accumulated Other Comprehensive Loss and reported as a separate component in Other Comprehensive Loss in Stockholders' Equity until realized. Management reviews the investment each quarter in order to evaluate if the unrealized loss cost is temporary or a permanent impairment in value. If conditions lead to the conclusion the difference appears to be permanent, the investment is required to be written down to the estimated fair market value with the loss included in earnings. As of February 28, 2002, management does not believe the unrealized loss was permanent in nature. However, there can be no guarantees that in future periods Management's analysis of this investment will lead to the same conclusion.

Future operations may not generate sufficient earnings to fully realized the US Federal Tax net operating loss carryforwards:

As of February 28, 2002, the Company has a deferred tax asset of $685,000 that relates to net operating loss carryforwards from prior periods. These net operating loss carryforwards will provide a benefit in future periods by reducing the liability for Federal taxes on income. However, to the extent there is no income through the expiration of the NOLs, (currently through 2009) the deferred tax asset could be worthless. The prospects for future earnings are therefore evaluated by Management each quarter so as to properly assess the likelihood there will be sufficient operating income (for US Federal income tax purposes) to fully utilize this asset. As of February 28, 2002 the assessment by Management concluded there appeared to be sufficient earnings potential through the year ended May 31, 2009 so that these NOLs and therefore the deferred tax asset could be utilized. However, there can be no guarantees that future analysis by Management will lead to the same conclusion.

SCHMITT INDUSTRIES, INC.
FORM 10-Q
THIRD QUARTER FISCAL YEAR 2002

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

SCHMITT INDUSTRIES, INC. (Registrant)

Date: 4/15/2002	/s/ WAYNE A. CASE Wayne A. Case, President/CEO/Director

Date: 4/15/2002	/s/ ROBERT C. THOMPSON Robert C. Thompson, Chief Financial Officer

QuickLinks

SCHMITT INDUSTRIES, INC. INDEX TO FORM 10-Q
  PART I—FINANCIAL INFORMATION Item 1. Financial Statements
SCHMITT INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2002 and 2001 (UNAUDITED)
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001 (UNAUDITED)
SCHMITT INDUSTRIES, INC. NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
SCHMITT INDUSTRIES, INC. FORM 10-Q THIRD QUARTER FISCAL YEAR 2002
SIGNATURES