Form 10-K
period 2002-05-31
SCHMITT INDUSTRIES INC
filed 2002-08-23
CIK 922612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number: 0-23996

SCHMITT INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oregon	91-1151989
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2765 N.W. Nicolai Street
Portland, Oregon 97210
(Address of principal executive offices) (Zip Code)

(503) 227-7908
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock—no par value
(Title of each class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of August 1, 2002, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was 3,480,479 based on the closing sales price of the registrant's Common Stock on the Nasdaq National Market. On that date, there were 7,405,274 shares of Common Stock outstanding.

        Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Balancing Products

        The Company's principal product is the Schmitt Dynamic Balance System (the "SBS System"), consisting of a computer control unit, sensor, spindle-mounting adapter, and balance head. It is designed to be an inexpensive, yet highly accurate, permanent installation on grinding machines. The Company acquired its original balancing equipment technology pursuant to a series of agreements from 1987 through 1991 and substantially enhanced and advanced the patented technology since that time. Since inception the targeted customer base has been operators of grinding machines.

        The SBS System is fully automated, eliminating the need to pre-balance such devices as grinding wheels. This reduces machine setup time and ensures a smoother and more efficient operation. Operating on a principle of mass compensation for wheel imbalance, the balance head contains two movable eccentric weights, each driven by electric motors through a precision gear train. These weights are repositioned to offset any imbalance in a grinding wheel or other application. Imbalance or vibration is picked up by the sensor that feeds a signal to a controller that filters the signal by revolutions per minute. The controller then drives the balance head weights in a direction that reduces the amplitude of the vibration signal. The balance cycle is complete when the weights are positioned to achieve the lowest vibration level.

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

        Precision grinding is necessary in all major manufacturing areas including the automotive industry (camshafts, crankshafts, valves), bearings (roller and tapered types), ceramics (precision shaping), electric motors (shafts), pumps (shafts and turbines), aircraft (engine parts), and general manufacturing. Precision grinding has an established worldwide presence in all industrialized countries and is expanding as a method of material removal and processing. Therefore, the Company believes there may be an increase in market growth and the need for automatic balancing. Within the industry there are three major market segments:

  Machine Tool Builders—These companies design and manufacture a variety of cylindrical, surface and specialty application grinding machines. SBS Systems are distributed to a variety of world markets through OEM (original equipment manufacturer) accounts, where a special pricing (20% discount) is offered to the machine builder incorporating the SBS System into its machine.

  Examples of some of well-known worldwide machine tool builders who have offered and/or installed the SBS System include ANCA (Australia), Blohm Incorporated (U.S.), Blohm GmbH (Germany), Capco Machinery (U.S.), Cincinnati Milacron (U.S.), Ecotech/SMTW (China/U.S.), Gleason Works (U.S.), Litton IAS/Landis Grinding (U.S.), Micron Machinery Limited (Japan/U.S.), Normac Incorporated (U.S.), NTC Toyama America (U.S./Japan), Okomoto (Japan), Okuma Machine (Japan), Shigiya Machine (Japan), Sumitomo Heavy Industry (Japan), CETOS Hostivar (Czech Republic), TOS Holice (Czech Republic), Toyoda Machine (Japan) and Weldon Machine Tool (U.S.). The Company currently sells its products directly to all major machine rebuilders in the U.S. and Western Europe.

  Machine Tool Rebuilders—These customers, found in all industrial nations, develop their business by offering to completely update and refurbish older machine tools. These rebuilders typically tear the old machine apart and install new components, such as the SBS System. The Company currently sells its products directly to major machine rebuilders in the U.S. and Western Europe.

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

        The acquisition of SEG added the internal spindle, ring and water balancer designs to the Company's product line. These proven designs allow Schmitt to provide products to a broad range of machine applications.

        In Fiscal 2002, 2001 and 2000, net sales of the Company's balancing products totaled $5,275,556, $6,030,030 and $7,244,969 respectively. Net sales of balancing products accounted for 77% of the Company's revenue in Fiscal 2002, 80% in Fiscal 2001 and 82% in Fiscal 2000. See Note 9 to Consolidated Financial Statements.

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

        Competitive products come from European companies located in Switzerland, Germany, Spain and Italy. These competitors produce electromechanical balancers similar to the SBS System and water balancers similar to the SEG system. The Company considers these companies, with their established European base, to be the major competitors. These balancers have electronic deficiencies, rendering them less effective in solving essential balancing requirements. They cannot achieve the consistent low balance levels at 500-rpm (low speed) or at 7,500 rpm (high speed) as the SBS system can. In addition, these balancers have inferior brush and cable assemblies that cause down time and high maintenance. Finally, none of these companies can currently compete effectively with the Company in providing mounting adapters for all grinding machines.

        Water balancers are the oldest on the market and are employed in the SEG-installed systems. They require expensive plumbing and water chambers to be machined into the wheel hub while the SBS System does not. They are currently priced about 1.25 times the level of the SBS System. When installed, the grinding machines must be disassembled and parts remachined or replaced within the spindle assembly. This can take two days, far longer than required to install the SBS system. The water system is "tuned" or "calibrated" to the machine by a factory service technician while the SBS system can be installed by the operator. Water systems work at mid- and high-speeds but cannot balance in low rpm environments while SBS products work in both environments. Water systems require periodic monitoring while the SBS systems require little or no operator monitoring.

        The SBS System list price is generally $7,995 worldwide. Competitors electromechanical systems are priced at $8,000 to $10,000 worldwide while water balancers are priced at $9,000 to $11,000 worldwide. Management market surveys indicate customers perceive the value of an automatic balancer to be approximately $8,000; therefore, Company pricing is geared to obtaining a dominant market position and meeting competitive supplier prices. The market strategy is to establish the SBS System as the foremost product with the best quality, reliability and performance and superior economic value.

Measurement Products

        The Company manufactures and markets a line of laser-based, precision measurement systems and operates a precision laser light scatter measurement laboratory. Light scatter technology involves using lasers, optics and detectors to throw a beam of light on a material sample and record its reflection/transmission. Analysis of light scatter information can determine material characteristics such as surface roughness, defects and dimensional sizing without introducing contaminants and causing changes to the tested material. The principal products are laser-based measurement products and technology applicable to both industrial and military markets. The Company has used patents, patent applications, trademarks and other proprietary technology to focus marketing efforts into industrial markets, including electronics, computer disk and silicon wafer manufacturers.

        There are four product lines: laser-based light-scatter measurement, dimensional sizing, research and other laser alignment products plus a light-scatter measurement laboratory.

Laser-based light-scatter measurement:

        These products use a patented laser light scatter technology to perform rapid, accurate, repeatable and non-destructive non-contact surface measurement tests that quantify surface micro-roughness. Products are sold to manufacturers of disk drives and silicon wafers, both industries with fabrication processes that require precise and reliable measurements.

        Computer hard disks require exact manufacturing control and a narrow tolerance band for acceptable roughness. The read/write head flies over the disk drive surface on a cushion of air generated when the rough surface of the rotating disk pulls air under the head. The head may stick or bind to the disk when the surface is too smooth. If it is too rough, the head will fly too far from the disk surface, causing a reduction in data density or storage capacity. The DUV and TMS product series meet the challenges of disk drive manufacturers. Customers include IBM, Seagate Substrates, Western Digital and Komag, Inc.

        The original TMS-2000 (Texture Measurement System) product, the world's fastest and most accurate non-contact texture measurement system, revolutionized disk-manufacturing technology. The product (used on aluminum substrates) is currently used worldwide by most major disk drive manufacturers and provides fast, accurate and repeatable microroughness measurements and quadruples production throughput when compared to other testing devices. Surface roughness can now be measured to levels below 0.5 Angstroms (the point of a needle is one million Angstroms in diameter).

        The TMS-2000-DUV product measures the surface microroughness of glass rather than aluminum substrates. Manufacturers require the technology and products to measure surface roughness of these substrates to the same exact levels as those that measure aluminum. The Deep Ultra-violet light (DUV) technology and product uses the patented light scatter technology to measure the surface roughness of glass substrates to levels less than one Angstrom.

        Both products simultaneously measure disk surface roughness in two directions, radially, when the read/write head is moving to another disk sector and circumferentially, when the read/write head is processing information on the disk. The two separate roughness levels are required for proper head operation. This measurement method is not possible through any other cost effective measurement means.

        The TMS-2000W and TMS-3000W provide fast, accurate, repeatable measurements for manufacturers of silicon wafers, computer chips and memory devices. This industry demands manufacturing precision to increase performance and capacity and these products help achieve those goals. Silicon wafers are carefully cut and polished to provide the base upon which a computer or memory chip is produced. Therefore, chip manufacturing is extremely dependent on the beginning surface roughness of the wafer. Since all silicon wafers exhibit a microscopic level of surface roughness, stemming from chemical deposition, grinding, polishing, etching, or any number of other production techniques, some method of measuring these surface characteristics is required. The wafer measurement products provide a way for SMS customers in this industry to quantify and control their manufacturing process. The system provides measurements to a few hundredths of an Angstrom, a level unachievable by other testing devices.

Dimensional Sizing Products:

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

Research and Other Measurement Products:

        CASI Scatterometers are sold to companies and institutions involved in research efforts. A Scatterometer uses ultraviolet or infrared laser light as a nondestructive probe to measure surface quality, optical performance, smoothness, appearance, defects and contamination on a wide variety of materials. These products are measurement instruments providing customers with precise roughness measurements of optical surfaces, diffuse materials, semiconductor wafers, magnetic storage media and precision-machined surfaces, as well as surfaces affecting the cosmetic appearance of consumer products. Customers include Pratt & Whitney, Boeing, The U.S. Navy and Rockwell Collins North America.

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

        In Fiscal 2002, 2001 and 2000, net sales of Measurement products totaled $1,599,103, $1,550,124 and $1,609,287 respectively and accounted for 23%, 20% and 18% of the Company's total sales in Fiscal 2002, 2001 and 2000 respectively. Of these totals, sales of Acuity Research (which was acquired effective June 1, 2000) were $1,019,361 and $708,104 in Fiscal 2002 and 2001 respectively.

Business and Marketing Strategy

        The Company designs, assembles and markets all of its products with operations divided into a number of different areas. The Vice President of Operations directs SBS System production, and is responsible for all assembly, purchasing and production engineering as well as the technical services division that provides technical support to customers. The President/CEO directs the production, assembly, purchasing, engineering and technical services functions for the SMS product line. The Product Marketing Division, managed by the President/CEO, is responsible for the sale of SBS System products. Three Marketing Managers are responsible for domestic sales while a fourth is responsible for sales in Mainland China, Taiwan and Korea. The Company also has one person who performs field service/sales. The President/CEO is responsible for European sales and oversees the efforts of the Marketing Manager who is headquartered in the United Kingdom. Finally, there is a research and development group supervised directly by the President/CEO and the Vice President of Operations.

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

        Third, original equipment manufacturers (OEMs) include the SBS System on the machine tools they produce. Users thus purchase the SBS System concurrently with the machine tools. Conversely, end users of grinding machines that have purchased the SBS system directly from the Company, and after enjoying the benefits of the products, often request that SBS products be included with the new equipment they order from OEMs. The SBS Systems are often installed by machine builders prior to displaying their own machine tools at various trade shows, becoming endorsements that prove beneficial to the Company's sales efforts.

        In the United States, most products are shipped directly to customers from the Company's distribution center in Portland, Oregon. Where the Company has distributors, the product is shipped to the distributor, who in turn pays the Company directly and then delivers and installs the product for the end user. Western European distribution to customers is handled by shipping the product directly from the Company's Portland headquarters to the European subsidiaries, who in turn sell and distribute the products.

        Similar to the parent company, SMS uses a variety of methods to market and sell its measurement products. First, a Marketing Manager, under the direction of the President/CEO, directs the overall worldwide marketing efforts. Second, the Company uses an independent manufacturer's representative group to market and sell products to various customers in the Western United States. That group is paid a 20% commission on units they are responsible for selling. Third, the Company has a nonexclusive distribution agreement with a company in Japan for the promotion and sale of SMS products in Japan, Korea, Malaysia, Singapore, the Philippines and Taiwan. Fourth, trade shows represent a significant amount of marketing/sales effort. The President/CEO attends these events along with various Company representatives. These individuals operate a display booth featuring SMS product demonstrations and product and technical literature. Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows. Finally, one of the best marketing channels is the testing laboratory. Once customers see the capabilities of the technology, it leads to orders for the Company's laser based light scatter measurement products.

        All SMS products are assembled in the Portland, Oregon facility and shipped worldwide directly to customers.

        Acuity exclusively markets and sells its measurement products through a worldwide network of manufacturer's representatives and distributors. The President of ARI, under the direction of the Company's President/CEO, directs the overall marketing efforts. There are seven representatives in North America and seven located in countries throughout the world. The United States representatives receive a 15% commission while the foreign representatives receive a 25% commission on all units they sell. Management of both the Company and ARI will also attend trade shows where the products are displayed and demonstrated. All ARI products are assembled in the Menlo Park, California facility and shipped worldwide directly to customers.

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

        Mechanical parts for the Company's products are produced by high quality CNC machine shops. The Company is not dependent on any one supplier of mechanical components. Principal suppliers of components for the Company's products include MacKay Manufacturing of Spokane, Washington; OEM Manufacturing of Corvallis, Oregon; Eagle Industries of Newberg, Oregon; and Forest City Gear of Roscoe, Illinois.

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

        In November 1996, the Company's Quality Control Program received full ISO-9001 certification. This certification was renewed in January 2002.

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

        The SB-4500 unit is now a multi-function unit providing the versatility to control several activities including all of Schmitt's balancer products. It controls balancing in applications with speeds ranging from 300 to 30,000 rpm compared to a range of 500 to 10,000 rpm with the prior Schmitt product. Vibrations are measured to 0.02 microns or 0.75 millionths of an inch, a ten-fold performance improvement over the prior control unit. It also allows customers to balance their grinding machines faster, reducing costly down time and increasing factory throughput. This generation of computer control allows the future addition of new Schmitt products currently under development.

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

        During Fiscal 2002, 2001 and 2000, the Company's research and development expense totaled $217,444, $327,474 and $380,601 respectively.

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
  Demand for company products may change.

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

Demand for Company products may change:

        For several months, the Company has experienced soft market demand for its Balancer products. While the specific reasons are difficult to pinpoint, these can generally be attributed to worldwide economic conditions, specifically those in the grinding machine industry, the primary market for the Company's Balancer products. Based upon analysis by management and the sales staff, the decline in sales does not appear to arise from a shift in the customer base to competitor products.

        Management has responded to these soft market conditions in several ways. First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors. To capitalize on this opportunity, two new sales people have been hired, one late in Fiscal 2001 and the second in May 2002. Second, the Company will devote a significant part of its R&D efforts in Fiscal 2003 and 2004 toward developing products that will both broaden the scope of products offered to the current customer base plus offer products for new markets thereby reducing the reliance on historic markets. Third, management initiated a restructuring plan in Europe in the fourth fiscal quarter of 2001 that was intended to increase worldwide operating efficiency. All engineering design and manufacturing operations are now consolidated in the United States, a step that is expected to reduce operating costs. In addition, all European operations are now focused totally on marketing and sales. Finally, management will continue to evaluate all operating costs and seek to reduce costs where necessary.

        The Measurement segment has relied heavily upon sales to disk drive and silicon wafer manufacturers. Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions continued into Fiscal 2002. Disk drive demand is largely tied to and dependent upon demand for personal computers. In Fiscal 2001, personal computer manufacturers warned of lower sales expectations and many initiated actions to significantly reduce costs. These soft market conditions have continued into Fiscal 2002. Consequently, demand for drives have fallen and operations of those companies have suffered with one result being reduced capital spending. This has resulted in minimal demand for and sales of the Company's TMS products. Industry forecasts are for these conditions to continue in the foreseeable future.

        The semiconductor industry is also currently facing a down cycle. Beginning in fiscal 2001 the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth and these conditions continued into Fiscal 2002. The result is similar to disk drive manufacturers in that capital spending has declined significantly and consequently so has demand for and sales of the Company's wafer products. Forecasts for that industry are for only small improvement in market conditions through the end of calendar 2002 with increasing growth thereafter.

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

Fluctuations in quarterly and annual operating results make it difficult to predict future performance:

        Quarterly and annual operating results are likely to fluctuate in the future due to a variety of factors, some of which are beyond management's control. As a result of quarterly operating fluctuations, it is important to realize quarter-to-quarter comparisons of operating results are not necessarily meaningful and should not be relied upon as indicators of future performance

The Company may not be able to reduce operating costs quickly enough if sales decline:

        Operating expenses are generally fixed in nature and largely based on anticipated sales. During the second quarter of Fiscal 2002, Management responded to declining sales by instituting an expense reduction program that significantly reduced the break-even sales point. However, should sales decline, there is no guarantee management could take actions that would further reduce operating expenses in either a timely manner or without seriously impacting the operations of the Company.

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

The limited duration of the bank credit agreement could impact future liquidity:

        The short-term credit line expires on February 1, 2003 and there is no guarantee the arrangement will be renewed beyond that date. Should the credit line not be renewed, Management would seek such an arrangement from other sources. While management believes it could secure credit from another source, there is no guarantee this can be accomplished or, if it is accomplished, the terms will be as favorable as those under the current line of credit.

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

The Company maintains a significant investment in another publicly held company where the fair market value of the stock is below acquisition cost:

        The Company maintains an investment in Air Packaging Technologies, Inc. (AIRP). As required under Statement of Financial Accounting Standards No. 115, this investment is classified as "Available-for-sale securities" with all unrealized gains and losses (net of taxes) included in Accumulated Other Comprehensive Loss and reported as a separate component in Other Comprehensive Loss in Stockholders' Equity until realized. Management reviews the investment each quarter in order to evaluate if the unrealized loss is temporary or a permanent impairment in value. If conditions lead to the conclusion the difference appears to be "other than temporary", the investment is required to be written down to the estimated fair market value with the loss included in earnings. As of May 31, 2002 management believed the decline in value from historic cost was "other than temporary" and therefore this asset was written down to the fair market value at that date. There can be no guarantees in future periods that additional write-downs of this asset will not be required.

Future operations may not generate sufficient earnings to fully realized the US Federal Tax net operating loss carryforwards:

        As of May 31, 2002, the Company has a net deferred tax asset of $636,006 that relates to net operating loss carryforwards from prior periods. These net operating loss carryforwards will provide a benefit in future periods by reducing the liability for Federal taxes on income. However, to the extent there is no income through the expiration of the NOLs, (currently through 2009) the deferred tax asset could be worthless. The prospects for future earnings are therefore evaluated by Management each quarter so as to properly assess the likelihood there will be sufficient operating income (for US Federal income tax purposes) to fully utilize this asset. As of May 31, 2002 the assessment by Management concluded there appeared to be sufficient earnings potential through the year ended May 31, 2009 so that these NOLs and therefore the deferred tax asset could be utilized. However, there can be no guarantees that future analysis by Management will lead to the same conclusion.

International Sales

        The Company's sales in the last three fiscal years by geographic areas are:

	North America	Europe	Asia and Others
Fiscal 2002	$4,337,917	$1,627,203	$909,539
Fiscal 2001	$5,041,830	$1,950,395	$587,929
Fiscal 2000	$6,063,284	$2,238,085	$552,887

Backlog

        The Company does not generally track backlog. Normally, orders are shipped within a few days after receipt unless the customer requests otherwise.

Employees

        As of July 5, 2002, the Company employed 41 individuals worldwide on a full-time basis. There were no regular part-time employees. None of the Company's employees is covered by a collective bargaining agreement.

Item 2. Properties

        The Company's design and assembly facilities and executive offices are located in a 7,500-square foot Company-owned building in Portland, Oregon and SMS operations are in a 33,000-square foot Company-owned facility located across the street from the executive offices. SEL occupies a

1,893-square foot facility in Coventry, England pursuant to a three-year lease beginning June 1, 2002 with a basic monthly rent of £1,875 (approximately $2,750 as of July 5, 2002). SEG occupies a 620 square foot facility in Pfungstadt, Germany pursuant to a five-year lease beginning December 1, 2001 with a basic monthly rent of 560 Euros (approximately $500 as of July 5, 2002). ARI occupies a 3,670 square foot facility in Menlo Park, California pursuant to a one-year lease beginning November 1, 2001 with a basic monthly rent of $7,487 as of July 5, 2002. Management believes its facilities are adequate to meet its currently foreseeable needs.

Item 3. Legal Proceedings

        There are no material legal proceedings currently pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "SMIT."

        The following tables set forth the high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market and The Nasdaq Smallcap Market (after May 23, 2002) for the periods indicated.

Year Ended May 31, 2002	High	Low
First Quarter	$1.09	$0.71
Second Quarter	$0.92	$0.29
Third Quarter	$0.56	$0.35
Fourth Quarter	$0.72	$0.34
Year Ended May 31, 2001	High	Low
First Quarter	$3.47	$2.13
Second Quarter	$3.00	$2.00
Third Quarter	$2.38	$0.88
Fourth Quarter	$1.24	$0.63

        As of July 5, 2002, there were 7,405,274 shares of Common Stock outstanding held by approximately 130 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 2,500 individual holders of shares of Common Stock.

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

Item 6. Selected Financial Data

In thousands, except per share information

Year Ended	5/31/02	5/31/01	5/3100	5/31/99	5/31/98
Sales	$6,875	$7,580	$8,854	$7,958	$10,626
Net (Loss) Income	$(1,599)	$(2,367)	$561	$(259)	$1,250
Net (Loss) Income Per Share, Basic	$(.21)	$(.30)	$0.07	$(0.03)	$0.18
Weighted Average. No. Shares, Basic	7,465	7,905	8,104	7,592	7,091
Net (Loss) Income Per Share, Diluted	$(.21)	$(.30)	$0.07	$(0.03)	$0.17
Weighted Average No. Shares, Diluted	7,465	7,905	8,607	7,592	7,456
Stockholders' Equity	$7,251	$8,930	$10,128	$10,587	$8,688
Total Assets	$8,161	$10,291	$10,953	$11,282	$9,619
Long-term debt (including current portion)	$280	$353	$—	$—	$—

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

RESULTS OF OPERATIONS
Critical Accounting Policies

        Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

        Accounts Receivable—The Company maintains credit limits for all customers that are developed based upon several factors, included but not limited to payment history, published credit reports and use of credit references. On a monthly basis, Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company's domestic and international customers. If this analyses leads Management to the conclusion that potential significant accounts are uncollectable, a reserve will be provided. The Company has had no significant bad debt write-offs since its inception in 1986. As of May 31, 2002, Management does not believe any significant accounts were uncollectable and therefore no reserve was considered necessary.

        Inventories—These assets are stated at the lower of cost or market on an average cost basis. Each fiscal quarter, Management utilizes various analyses based on sales forecasts, historical sales and inventory levels to ensure the current carrying value of inventory accurately reflects current and expected requirements within a reasonable timeframe. As a result of this analysis at May 31, 2002, Management believes the inventory levels are sufficient based upon the expected requirements in fiscal 2003 and beyond.. Based upon the same analysis in fiscal 2001, Management determined $1,646,517 of inventories were in excess of expected requirements and therefore these amounts were written off.

        Long term Investment—the long-term investment in Air Packaging Technologies, Inc. (AIRP). This investment is classified as "Available-for-sale securities" under Statement of Financial Accounting Standards No. 115 (SFAS no. 115). As required under that statement, all unrealized gains and losses (net of taxes) are included in Accumulated Other Comprehensive Loss and reported as a separate component in Other Comprehensive Loss in Stockholders' Equity until realized or until unrealized losses are deemed to be other than temporary. Management reviews the investment each quarter in order to evaluate if any unrealized loss is temporary or a permanent impairment in value. If conditions lead to the conclusion the loss appears to be "other than temporary", the investment is written down to the estimated fair market value with the loss included in earnings. As of May 31, 2002 management believed the decline in value from historic cost was "other than temporary" and therefore this asset was written down to the fair market value at that date. Further write-downs will be recorded if and when management determines that continued losses are "other than temporary."

        Long-term Deferred Tax Asset—The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As of May 31, 2002, Management believed the Company would generate sufficient future income to utilize the net deferred tax asset.

        Intangible Assets—There is a periodic review of intangible and other long-lived assets for impairment. This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management's best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2002, Management did not believe an impairment, as defined above, exists.

Discussion of operating results:

        Sales in Fiscal 2002 decreased to $6,874,659 from $7,580,154 and $8,854,256 in Fiscal 2001 and 2000 respectively. Worldwide sales of Schmitt Balancing products in Fiscal 2002 decreased to $5,275,556 from $6,030,030 and $7,244,969 in Fiscal 2001 and 2000 respectively. Measurement sales increased to $1,599,103 from $1,550,124 in Fiscal 2001 but decreased slightly from $1,609,287 in Fiscal 2000. The net (loss) for Fiscal 2002 of $(1,598,619) compares to a net loss of $(2,366,953) in Fiscal 2001 and net income for Fiscal 2000 of $561,459. The loss in Fiscal 2002 was primarily attributable to a $1,516,000 non-operating charge for a write-down of the Company's long-term investment in Air Packaging Technologies, Inc. The loss in Fiscal 2001 was primarily attributable to a write-off of excess inventory in the subsidiary that designs and assembles laser light scatter products. Also contributing to the losses in Fiscal 2002 and 2001 were decreasing sales, primarily in the Balancer segment with the general economic slowdown in North America and Europe believed to be the biggest cause.

        Domestic and foreign revenues in the past several months have been affected by the slowdown in the global economy, resulting in reduced demand for both Balancer and Measurement devices. The Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world. Sales staff, representatives and distributors throughout these geographic areas spend a large amount of time with the targeted customers. Over the past several months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry as reasons for their reduced ordering activity. The primary target markets for Measurement products have historically been disk drive and silicon wafer manufacturers. Management and sales staff monitor industry publications and public financial information in order to judge the potential demand for Measurement products by these targeted industries. As in the prior fiscal year, this information has discussed at length declining demand for and sales of the products of those two industries and has generally defined industries that are in a severe recession. Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase Measurement products due to their lack of a capital budget.

        Historically, the Company has enjoyed low cost of sales percentages, with those on its Balancing products less than 50% and those on its Measurement products less than 40%. Fiscal 2002 consolidated cost of sales as a percentage of sales totaled 41% compared to those in Fiscal 2001 and 2000 of 68% and 44% respectively. Fiscal 2002 cost of sales decreased significantly from Fiscal 2001 as the latter fiscal year included large write-downs of inventory in the Measurement segment and the write-off of obsolete inventories in the German subsidiary. Cost of sales in the Balancer segment decreased to 46% from 51% in Fiscal 2001 and 47% in Fiscal 2000. The cost of sales percentage in Fiscal 2001 includes a write-off of obsolete inventory in the German subsidiary of $110,250 which, when excluded from cost of sales, would decrease the percentage to 49%. Cost of sales for Measurement products decreased to 25% from 136% and 30% in Fiscal 2001 and 2000 respectively. Fiscal 2001 includes an inventory writedown of $1,536,267 and, when the inventory write-down is excluded, the cost of sales percentage for Fiscal 2001 is 37%. The variation from the percentage in the prior years is due to the sales mix. Management expects the trends in sales and profits during Fiscal 2003 for the Balancer segment to improve slightly while those of the Measurement segment will approximate results for Fiscal 2002. However, no assurances can be made that the Company will be profitable or will generate increased sales in future time periods.

        General, administrative and sales expenses as a percentage of net sales were 56% in Fiscal 2002 compared to 57% in Fiscal 2001 and 43% in fiscal 2000. In terms of dollars, these expenses were $3,856,354, $4,297,130 and $3,809,976 in Fiscal 2002, 2001 and 2000 respectively. The decrease in expenses in fiscal 2002 occurred as a result of management actions initiated in the second fiscal quarter of that year. The increase in expenses in fiscal 2001 compared to fiscal 2000, despite decreasing sales, resulted from the acquisition of Acuity Research effective June 1, 2001. When the Acuity expenses are excluded, these expenses in 2001 would have been $3,707,754, lower than those reported in fiscal 2000. In future fiscal periods, Management believes the Company's costs will not increase at the same rate that sales are anticipated to increase, although there can be no such assurance.

        Research and development expenses as a percentage of net sales were 3.2% in fiscal 2002 compared to 4.3% in both fiscal 2001 and 2000. In terms of dollars, these expenses were $217,444, $327,474 and $380,601 in fiscal 2002, 2001 and 2000 respectively. The Company's future operating results depend, to a considerable extent, on its ability to maintain a competitive advantage in both the products and services it provides. For this reason, Management believes future investments in research and development are critical to ensure the flow of innovative, productive, high-quality products and support services. Accordingly, Management expects to continue to place a high priority on research and development projects in the future.

        The Company realized a net loss of $1,598,619 ($0.21 per share) compared to a net loss of $(2,366,953) ($0.30 per share) in Fiscal 2001 and net income of $561,459 in Fiscal 2000 ($0.07 per diluted share). Of the net loss in Fiscal 2002, $1,516,000 ($0.20 per fully diluted share) related to the write-down to fair market value of the long-term investment in Air Packaging Technologies, Inc. Of the net loss in Fiscal 2001, $1,646,517 ($0.21 per fully diluted share) related to the write-off of excess inventories in the Measurement segment and obsolete inventories of the German subsidiary and $116,275 ($0.01 per diluted share) related to the expenses incurred in relation to the restructure of the German subsidiary.

        Net sales outside the United States accounted for approximately 40% of the Company's revenues in Fiscal 2002, 37% in Fiscal 2001 and 34% in Fiscal 2000. Some foreign customers purchase in their own country's currencies, thereby imposing on the Company a currency risk. All U.S. sales (60% of total sales in Fiscal 2002) were in U.S. dollars and the remaining Fiscal 2002 sales were in currencies other than U.S. dollars. To date, currency fluctuations have had minimal impact on revenue realization. However, significant variations in the value of the U.S. dollar, relative to currencies of countries in which the Company has significant competitors, can impact future sales. The Company does not engage in currency hedging. In addition, the longer payment cycles of international sales can have a negative impact on liquidity. The Company believes international sales will continue to grow in future periods.

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

        For Fiscal years 2002, 2001 and 2000, sales to a single customer did not exceed 10% of total revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's ratio of current assets to current liabilities increased to 5.7 to 1 at May 31, 2001 compared to 4.8 to 1 at May 31, 2001. As of May 31, 2002 the Company had $447,679 in cash compared to $291,083 at May 31, 2001.

        During the year ended May 31, 2002, cash provided from operating activities amounted to $252,463 with the changes described as follows:

  •
  The net loss for the year ended May 31, 2002 of $(1,598,619) plus three noncash items, the write-down of the long-term investment of $1,516,000, depreciation and amortization of $245,138 and a $122,975 decrease in the long-term deferred tax asset.

  •
  Accounts receivable provided cash as the balance decreased $92,121 to a May 31, 2002 balance of $1,135,036 compared to $1,227,157 at May 31, 2001. At May 31, 2002, no significant accounts receivable were considered a doubtful collection. The Company generally experiences a payment cycle of 30-90 days on invoices. Management believes its credit and collection policies are effective and appropriate for the marketplace and the Company has had no significant bad debt write-offs since its inception in 1986. There can be no assurance that the Company's collection procedures will continue to be successful, particularly with current economic conditions.

  •
  Inventories decreased $350,916 from the balances at May 31, 2001 with inventories in the Balancer segment decreasing by $401,343 and those in the Measurement segment increasing by $50,427. The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products. Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

  •
  Prepaid expenses decreased by $24,690 due to amortization of several items including prepaid trade show costs, professional fees and various business and life insurance costs.

  •
  Trade accounts payable decreased by $179,079 with the reduction due to the continued decline in purchasing activities of the US companies. The purchasing activities of those companies, particularly for inventory items, were lower in the weeks proceeding May 31, 2002 than in the weeks preceding May 31, 2001.

  •
  Other accrued liabilities (including commission, payroll items and other accrued expenses) decreased by $198,594, with the largest decrease in accrued payroll and related liabilities ($48,323) and the liability related to the restructure of operations in Germany ($106,764).

        During the year ended May 31, 2002, net cash used in investing activities was $71,081, consisting of net additions to property and equipment. Net cash used in financing activities amounted to $135,993, which consists of $33,877 in long-term borrowings, less $106,015 in repayments of long-term debt and the purchase of shares of the Company's common stock for $63,855.

        The following summarizes contractual obligations at May 31, 2002 and the effect on future liquidity and cash flows:

Years Ending May 31,	Long-Term Debt	Capital Lease Obligations	Operating Leases	Total Contractual Obligations
2003	$252,600	$12,244	$93,926	$358,770
2004	—	11,344	39,180	50,524
2005	—	4,274	39,180	43,454
2006	—	—	6,276	6,276
2007	—	—	3,138	3,138
Thereafter	—	—	—	—

Total	$252,600	$27,862	$181,700	$462,162

        The acquisition of SMS in Fiscal 1995 resulted in a tax loss of approximately $5.5 million, which is available to offset domestic earnings through the year 2009. As of May 31, 2002, approximately $2.1 million of these losses remain.

        Specific business challenges faced by the Company over the past few years have had a negative impact on operations and liquidity. Management has responded to these challenges by reducing operating expenses, developing new products and penetrating new markets for the Company's products. As a result of these efforts, Management believes its cash flows from operations, available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements. Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2003. However, in the event the Company fails to achieve its operating and financials goals in for fiscal 2003, management may be required to take certain actions to finance operations in that time period. These actions could include, but are not limited to, implementation of additional cost cutting measures, increased borrowings from existing credit facilities or entering into additional borrowing arrangements that are collateralized by assets.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

        The Company did not have any derivative financial instruments as of May 31, 2002. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

Item 8. Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2002 AND 2001

ASSETS

	2002	2001
Current Assets
Cash	$447,679	$291,083
Accounts receivable	1,135,036	1,227,157
Inventories	3,208,122	3,559,038
Prepaid expenses	161,880	186,570
Income taxes receivable	156,636	33,661

	5,109,353	5,297,509

Property and Equipment
Land	299,000	299,000
Buildings and improvements	1,206,346	1,216,140
Furniture, fixtures and equipment	947,866	948,901
Vehicles	139,091	155,010

	2,592,303	2,619,051
Less accumulated depreciation and amortization	1,174,560	1,081,854

	1,417,743	1,537,197

Other Assets
Long-term investment	619,000	2,408,000
Long-term deferred tax asset	636,006	613,871
Other assets	379,328	433,931

	1,634,334	3,455,802

TOTAL ASSETS	$8,161,430	$10,290,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Line of credit	$200,000	$200,000
Accounts payable	239,008	418,087
Accrued commissions	157,325	129,154
Other accrued liabilities	33,978	260,743
Current portion of long-term debt	264,845	100,000

	895,156	1,107,984

Long-term Debt	15,617	252,600

Commitments and Contingencies (Note 8)
Stockholders' Equity
Common stock, no par value, 20,000,000 shares authorized, 7,405,274 and 7,505,774 shares issued and outstanding at May 31, 2002 and 2001, respectively	7,343,621	7,407,476
Accumulated other comprehensive loss	(192,747)	(175,954)
Retained earnings	99,783	1,698,402

	7,250,657	8,929,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,161,430	$10,290,508

The accompanying notes are an integral part of these consolidated statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000

	2002	2001	2000
Net Sales	$6,874,659	$7,580,154	$8,854,256

Cost of Sales
Operations, exclusive of inventory write-downs	2,844,937	3,529,991	3,895,345
Inventory write-downs	—	1,646,517	—

Total cost of sales	2,844,937	5,176,508	3,895,345

Gross profit	4,029,722	2,403,646	4,958,911

Operating expenses:
General, administrative, and sales	3,856,354	4,297,130	3,809,976
Research and development	217,444	327,474	380,601
Restructure expenses	—	116,275	—

Total operating expenses	4,073,798	4,740,879	4,190,577

Operating (loss) income	(44,076)	(2,337,233)	768,334

Other income and expense:
Interest expense	(53,468)	(15,016)	(628)
Interest income	4,665	36,513	30,462
Loss on write-down of long-term investment	(1,516,000)	—	—
Gain (loss) on foreign currency exchange	(15,470)	(63,855)	(61,377)
Rental income	22,800	18,407	22,800
Miscellaneous (expense) income	2,930	(5,769)	4,072

Other income and expense	(1,554,543)	(29,720)	(4,671)

(Loss) income before provision for income taxes	(1,598,619)	(2,366,953)	763,663
Provision for income taxes	—	—	202,204

Net (loss) income	$(1,598,619)	$(2,366,953)	$561,459

Net (loss) income per common share, basic	$(0.21)	$(0.30)	$0.07

Weighted average number of common shares, basic	7,465,357	7,904,793	8,103,563

Net (loss) income per common share, diluted	$(0.21)	$(0.30)	$0.07

Weighted average number of common shares, diluted	7,465,357	7,904,793	8,606,835

The accompanying notes are an integral part of these consolidated financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000

	Shares	Amount	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total	Total Comprehensive (Loss)
Balance, May 31, 1999	8,184,889	$7,284,445	$(201,781)	$3,503,896	$10,586,560	$
Stock options exercised	10,000	30,000	—	—	30,000
Common shares retired	(192,500)	(282,975)	—	—	(282,975)
Note cancelled in return for stock		282,975	—	—	282,975
Common shares repurchased	(22,000)	(55,046)	—	—	(55,046)
Net income	—	—	—	561,459	561,459		561,459
Other comprehensive loss	—	—	(994,902)	—	(994,902)		(994,902)

Balance, May 31, 2000	7,980,389	7,259,399	(1,196,683)	4,065,355	10,128,071
Comprehensive loss, year ended May 31, 2000							(433,443)

Common shares issued to purchase Acuity Research	275,000	747,725	—	—	747,725
Common shares retired	(293,250)	(586,500)	—	—	(586,500)
Note cancelled in return for stock		586,500	—	—	586,500
Common shares repurchased	(456,365)	(599,648)			(599,648)
Net (loss)	—	—	—	(2,366,953)	(2,366,953)		(2,366,953)
Other comprehensive income	—	—	1,020,729	—	1,020,729		1,020,729

Balance, May 31, 2001	7,505,774	7,407,476	(175,954)	1,698,402	8,929,924
Comprehensive loss, year ended May 31, 2001							(1,346,224)

Common shares repurchased	(100,500)	(63,855)			(63,855)
Net (loss)	—	—		(1,598,619)	(1,598,619)		(1,598,619)
Other comprehensive loss	—	—	(16,793)		(16,793)		(16,793)

Balance, May 31, 2002	7,405,274	$7,343,621	$(192,747)	$99,783	$7,250,657

Comprehensive loss, year ended May 31, 2002							$(1,615,412)

The accompanying notes are an integral part of these consolidated financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000

	2002	2001	2000
Cash Flows Relating to Operating Activities
Net (loss) income	$(1,598,619)	$(2,366,953)	$561,459
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Write-down of long-term investment	1,516,000	—	—
Write-down of excess inventory quantities	—	1,646,517	—
Depreciation and amortization	245,138	269,631	267,580
Deferred taxes	122,865	—	139,757
(Increase) decrease in:
Accounts receivable	92,121	215,525	46,189
Inventories	350,916	(495,524)	(191,780)
Prepaid expenses	24,690	(115,202)	10,432
Income taxes receivable	(122,975)	(8,743)	271,046
Increase (decrease) in:
Accounts payable	(179,079)	(59,226)	79,309
Accrued commissions and other accrued liabilities	(198,594)	36,847	62,302
Income taxes payable	—	—	(12,819)

Net cash provided by (used in) operating activities	252,463	(877,128)	1,233,475

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(110,458)	(147,616)	(190,086)
Disposal of property and equipment	39,377	17,067	47,145
Cash acquired in purchase of wholly-owned subsidiary	—	113,604

Net cash used in investing activities	(71,081)	(16,945)	(142,941)

Cash Flows Relating to Financing Activities
Proceeds from line of credit borrowings	—	200,000
Proceeds of long-term borrowings	33,877	—	—
Repayment of long-term debt	(106,015)	(119,400)	—
Common stock repurchased	(63,855)	(127,648)	(55,049)
Exercise of stock options	—	—	30,000

Net cash used in financing activities	(135,993)	(47,048)	(25,049)

Effect of foreign exchange translation on cash	111,207	(32,271)	(69,898)

Decrease (increase) in cash	156,596	(973,392)	995,587
Cash, beginning of year	291,083	1,264,475	268,888

Cash, end of year	$447,679	$291,083	$1,264,475

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$58,771	$15,016	$628
Cash paid during the period for income taxes	$110	$20,132	$16,110
Supplemental Schedule of Noncash Investing and Financing Activities
Increase (decrease) in market value of long-term investment	$(273,000)	$1,596,000	$(1,323,000)
Increase (decrease) in long-term deferred tax asset	$145,000	$(543,000)	$398,000
Common stock issued for purchase of wholly-owned subsidiary	$—	$747,725	$—
Wholly-owned subsidiary — net tangible assets acquired	$—	$(325,901)	$—
Wholly owned subsidiary — intangible assets acquired	$—	$(421,824)	$—
Long-term debt incurred to repurchase stock	$—	$472,000	$—

The accompanying notes are an integral part of these consolidated statements

SCHMITT INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000

NOTE 1
ORGANIZATION AND NATURE OF OPERATIONS

        Schmitt Industries, Inc. (the Company) designs, assembles, markets and distributes electronic and mechanical components for machine tool products and laser measurement systems worldwide.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        These consolidated financial statements include those of the Company and its wholly owned subsidiaries: Schmitt Measurement Systems, Inc. (SMS), Schmitt Europe, Ltd. (SEL), Schmitt Europa GmbH (SEG) and Acuity Research Incorporated (ARI). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Foreign Currency Translation

        Financial statements for the Company's subsidiaries outside the United States are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are included as a separate component of stockholders' equity titled "Accumulated Other Comprehensive Loss."

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

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings Per Share

        Basic earnings per share are computed using the weighted average number of shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 503,272 in 2000 were used in the calculation of diluted earnings per share. In Fiscal 2002 and 2001, 380,142 and 384,442 incremental shares were excluded from the diluted loss per share calculation, as their effect was anti-dilutive.

Cash and Cash Equivalents

        The Company considers short-term investments that are highly liquid, readily convertible into cash and have original maturities of less than three months to be cash equivalents.

Inventory

        Inventory is valued at the lower of cost or market with cost determined on the average cost basis. As of May 31, 2002 and 2001, inventories consisted of raw materials ($1,870,507 and $1,962,312, respectively), work-in-process ($1,151 and $16,838, respectively), and finished goods ($1,336,464 and $1,579,888, respectively).

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture fixtures, and equipment; three years for vehicles; and twenty-five years for buildings and improvements.

Concentration of Credit Risk

        Financial instruments that potentially expose the Company to concentration of credit risk are trade accounts receivable. Credit terms generally include a discount of 1 1/2% if the invoice is paid within ten days, with the net amount payable in 30 days. No allowance for doubtful accounts is considered necessary.

Financial Instruments

        The carrying amounts of financial instruments approximate their fair values at May 31, 2002.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

        On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is now prohibited. The Company adopted this statement during the first quarter of Fiscal 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial statements.

        On July 20, 2001, the FASB issued FASB Statement No. 142 (FAS 142) Goodwill and Other Intangible Assets. FAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill and certain other intangible assets will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill and certain other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be June 1, 2002. The Company has determined the impact of FAS 142 will not have an material impact on the Company's results of operations and financial position as of the adoption date.

        During Fiscal 2002, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the recognition, as an Asset Retirement Obligation (ARO), of a liability for dismantlement and restoration costs associated with the retirement of tangible long-lived assets in the period in which the liability is incurred. SFAS No. 143 must be applied for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS 143 and expects there to be no material financial statement effect relating to its adoption.

        During 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the measurement and recognition of the impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 resolves significant implementation issues related to SFAS No. 121, broadens the component of an entity to be included in the presentation for discontinued operations, and measures long-lived assets held for sale at the lower of their carrying amount or fair value (less cost to sell), while ceasing depreciation. SFAS 144 must be applied for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of SFAS No. 144 and expects there to be no material financial statement effect relating to its adoption.

NOTE 3
LONG-TERM INVESTMENTS

        The Company owns 1,375,716 shares or approximately 11% of the outstanding shares of Air Packaging Technologies, Inc. That company is engaged in the design, manufacture, marketing and sales of "Air Box" patented packaging systems used in the retail, industrial protective and promotional packaging markets worldwide. This investment is classified as "Available-for-sale securities" under Statement of Financial Accounting Standards No. 115 (SFAS No. 115). As required under that statement, all unrealized gains and losses are reported in Accumulated Other Comprehensive Loss and included as a separate component in Other Comprehensive Loss in Stockholders' Equity until realized or until unrealized losses are deemed to be "other than temporary".

        At May 31, 2002 Management determined the decline in value of the investment from acquisition cost was "other than temporary", and, as required under SFAS No. 115, the long-term investment was written down by $1,516,000 to its fair market value as of May 31, 2002. Fair market value was the closing price of the stock on the over-the-counter market at May 31, 2002. As required under SFAS No. 115, the new cost basis shall not be changed for subsequent recoveries in fair value. Future temporary gains and losses will be reported as required under SFAS No. 115.

NOTE 4
LINE OF CREDIT

        The Company has a $500,000 short-term line of credit agreement with a commercial bank, secured by U.S. accounts receivable and inventories. The line is guaranteed by the Company's wholly owned subsidiary, Schmitt Measurement Systems, Inc. Interest is payable at the bank's prime rate plus 1.50% and expires on February 1, 2003. As of both May 31, 2002 and 2001 $200,000 was outstanding on this line of credit. There are certain covenants related to the earnings of the Company and the current ratio. As of May 31, 2002 the Company was in compliance with the current ratio requirement but was in violation of the net income requirement. As of May 31, 2002, the bank has waived its default rights with respect to this violation.

NOTE 5
INCOME TAXES

        The provision (benefit) for income taxes was as follows

	Years ended May 31,
	2002	2001	2000
Current	$—	$—	$62,447
Deferred	(533,183)	(718,431)	249,757
Increase (decrease) in valuation allowance	533,183	718,431	(110,000)

Total provision (benefit) for income taxes	$—	$—	$202,204

        Deferred tax assets (liabilities) are comprised of the following components:

	2002	2001
Depreciation	$19,679	$3,311
Net operating loss carryforwards	1,319,512	1,527,545
Deferred taxes related to the (increase) decline in fair market value of long-term investment	582,144	(145,000)
Other asset capitalization	9,324	10,489
Other deferred assets	81,192	60,188

Gross deferred tax assets	2,011,851	1,456,533
Deferred tax asset valuation allowance	(1,375,845)	(842,662)

Net deferred tax asset	$636,006	$613,871

        Through the acquisition of Schmitt Measurement Systems, Inc., the Company acquired approximately $5.5 million of U.S. federal net operating loss carryforwards. As of May 31, 2002, approximately $2.1 million of these net-operating losses remain and will expire in the years 2007 through 2009. The deferred tax asset valuation allowance in fiscal years 2002 and 2001 has been established based on management's determination of the portion of the deferred tax asset that will more likely than not be utilized.

        The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax (loss) income due to the following:

	Years Ended May 31,
	2001	2001	2000
Statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	—	—	4.4
Change in deferred tax valuation allowance	(29.8)	(30.3)	(13.2)
Permanent and other differences	(4.2)	(3.7)	1.3

Effective tax rate	—%	—%	26.5%

NOTE 6
EMPLOYEE BENEFIT PLANS

        The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation that is partially matched by the Company. The Company may further make either a profit sharing contribution or a discretionary contribution. Contributions made by the Company to this Plan during the years ended May 31, 2002, 2001 and 2000 were $47,881 $128,543 and $88,759 respectively.

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

        During Fiscal 2002, the Company entered into two equipment lease agreements for $33,877. The agreements call for monthly principal and interest payments of $534 and $580 with one requiring no interest payments and the other interest of 13.8%. The leases both expire in Fiscal 2004.

        As of May 31, 2002, future debt principal and capital lease payments are:

Year Ending May 31,
2003	$264,844
2004	$11,344
2005	$4,274

NOTE 8
COMMITMENTS AND CONTINGENCIES

        In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (TMA), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool will be funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of Schmitt Measurement Systems, Inc.'s products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the years ended May 31, 2002, 2001 and 2000 amounted to $27,763, $36,964 and $78,977, respectively.

        The Company has entered into various non-cancelable leases for facilities used to support operations in the United Kingdom, Germany and California. Rent expense for the years ended May 31, 2002, 2001 and 2000 amounted to $136,374, $136,388 and $77,466 respectively.

        Lease commitments

Year Ending May 31,
2003	$93,926
2004	$39,180
2005	$39,180
2006	$6,276
2007	$3,138
Thereafter	$—

        Specific business challenges faced by the Company over the past few years have had a negative impact on operations and liquidity. Management has responded to these challenges by reducing operating expenses, developing new products and penetrating new markets for the Company's products. As a result of these efforts, Management believes its cash flows from operations, available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements. Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2003. However, in the event the Company fails to achieve its operating and financials goals in for fiscal 2003, management may be required to take certain actions to finance operations in that time period. These actions could include, but are not limited to, implementation of additional cost cutting measures, increased borrowings from existing credit facilities or entering into additional borrowing arrangements that are collateralized by assets.

NOTE 9
SEGMENTS OF BUSINESS

        The Company operates principally in two segments of business: the design and assembly of dynamic balancing systems and components (Balancing) for the machine tool industry, and the design and assembly of laser measurement systems (Measurement). The Company also operates in two principal geographic markets, United States and Europe.

Segment Information

	Year Ended May 31,
	2002		2001		2000
	Mechanical Components	Measurement Systems	Mechanical Components	Measurement Systems	Mechanical Components	Measurement Systems
Gross sales	$6,197,649	$1,605,288	$7,112,415	$1,644,309	$8,173,275	$1,625,717
Intercompany sales	$922,093	$6,185	$1,082,385	$94,185	$928,306	$16,430

Net sales	$5,275,556	$1,599,103	$6,030,030	$1,550,124	$7,244,969	$1,609,287

Income (loss) from operations	$(270,416)	$226,340	$(353,064)	$(1,984,169)	$119,015	$649,319

Intercompany rent	$—	$30,000	$—	$30,000	$—	$30,000

Depreciation expense	$136,864	$53,671	$147,719	$67,352	$176,367	$71,213

Amortization expense	$20,000	$34,603	$20,000	$34,560	$20,000	$—

Capital expenses	$80,491	$29,967	$98,014	$49,602	$173,071	$17,015

Geographic Information

	Year Ended May 31,
Geographic Sales
	2002	2001	2000
North American Sales
United States	$4,230,818	$5,181,886	$6,130,386
Intercompany	$72,319	$396,660	$307,445

	$4,158,499	$4,785,226	$5,822,941
Canada	$151,732	$242,115	$144,992
Mexico	$27,686	$14,489	$95,351

North America total	$4,337,917	$5,041,830	$6,063,284

European Sales
Germany	$897,670	$1,317,399	$1,765,220
Intercompany	$206,824	$320,354	$360,967

Germany total	$690,846	$997,045	$1,404,253

United Kingdom	$1,065,416	$1,278,375	$1,046,482
Intercompany	$649,135	$459,556	$276,324

United Kingdom total	$416,281	$818,819	$770,158

Other European Sales	$520,076	$134,531	$63,674

Total Europe	$1,627,203	$1,950,395	$2,238,085

Asia	$887,093	$542,485	$448,178
Others	$22,446	$45,444	$104,709

	$6,874,659	$7,580,154	$8,854,256

	Year Ended May 31,
	2002		2001		2000
	United States	Europe	United States	Europe	United States	Europe
Income (loss) from operations	$113,812	$(157,888)	$(2,032,282)	$(304,951)	$823,904	$(55,570)

Depreciation expense	$177,851	$12,684	$174,593	$40,478	$194,204	$53,376

Amortization expense	$54,603	$—	$54,560	$—	$20,000	$—

Capital expenses	$107,388	$3,070	$133,153	$14,463	$137,443	$52,643

Long-term Assets

	May 31, 2002	May 31, 2001
Segment:
Mechanical	$2,314,838	$4,074,588
Measurement	$860,104	$918,411
Geographic:
United States	$3,144,770	$4,940,040
Europe	$30,172	$52,959

Note—Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH

NOTE 10
STOCK OPTIONS

        The Board of Directors adopted a Stock Option Plan in December- 1995, which plan was amended in August 1996 and restated in August 1998. An option granted under the Amended and Restated Stock Option Plan might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO). ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan. Options not meeting these limitations will be treated as NSOs. The purchase of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value. Vesting is at the discretion of the option committee of the Board of Directors but generally 50% at grant date and 16.7% on each anniversary thereafter. The Company has 800,000 shares reserved for issuance under the stock option plan. All outstanding options all expire in 2012.

        The following summarizes the options outstanding as of May 31, 2002:

	Shares	Weighted Average Exercise Price
Options outstanding, May 31, 1999	451,750	$3.02
Options granted	179,000	$2.77
Options exercised	(10,000)	3.00
Options forfeited/cancelled	(37,500)	$3.00

Options outstanding, May 31, 2000	583,250	$2.94
Options granted	645,000	$1.36
Options repurchased	(329,250)	$3.00
Options forfeited/cancelled	(222,000)	$2.82

Options outstanding May 31, 2001	677,000	$1.44
Options granted	862,000	$0.48
Options forfeited/cancelled	(807,000)	$1.36

Options outstanding May 31, 2002	732,000	$0.40

Options vested at May 31, 2002	366,000	$0.40

        The Company has adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Adjustments are made for options forfeited prior to vesting. For the years ended May 31, 2002, 2001 and 2000, total value of options granted was computed to be $110,532, $621,850 and $473,460, respectively, which would be amortized on the straight-line basis over the vesting period of the options. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for the awards in 2002, 2001 and 2000, consistent with the provisions of SFAS 123, the Company's pro forma net (loss) income for the years ended May 31, 2002, 2001 and 2000, would be $(1,709,151), $(2,758,930) and $261,255, respectively. Pro forma basic (loss) earnings per share for the years ended May 31, 2002, 2001 and 2000 would be $(.23) $(.35) and $.03 respectively. Pro forma diluted (loss) earnings per share for the years ended May 31, 2002, 2001 and 2000 would be $(.23), $(.35) and $.03, respectively.

        Pursuant to SFAS 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option and pricing model. The weighted average assumptions used for Fiscal 2002, 2001 and 2000 were a risk-free interest rate of 4.00% for 2002, 5.00% for 2001 and 7.50% for

2000, an expected dividend yield of 0% for all years, an expected life of four years for Fiscal 2002 and eight years for Fiscal 2001 and 2000, and a volatility of 121%, 80% and 132%, respectively.

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

        Prior to the fiscal year ended May 31, 1999 the officers/employees who exercised options under this program issued notes to the Company for the exercise price. During the years ended May 31, 2001 and 2000, the Company and each of the officers/employees mutually agreed to terminate the notes. The notes were secured by outstanding common stock of the Company that had been issued upon exercise of the options. In return for cancellation of the note, the officers/employees surrendered the shares that secured the notes, with those shares subsequently cancelled.

NOTE 11
COMPREHENSIVE OTHER LOSS

	Years ended May 31,
	2002	2001	2000
Significant components of net (loss) income:
Write-down of long-term investment to fair market value	$(1,516,000)	$—	$—
Inventory write-downs	—	(1,646,517)	—
Restructure costs	—	(116,275)	—
Operations exclusive of inventory write-downs and restructure costs	(82,619)	(604,161)	561,459

Net (loss) income	(1,598,619)	(2,366,953)	561,459
Other comprehensive (loss) income:
Increase (decrease) in fair market value of long- term Investment, net of taxes	(128,000)	1,053,000	(925,000)
Foreign currency translation adjustment	111,207	(32,271)	(69,902)

Total comprehensive loss	$(1,615,412)	$(1,346,224)	$(433,443)

        The long-term investment is considered an "Available-for-sale security". As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of tax benefits, are reported in Accumulated Other Comprehensive (Loss) Income and included as a separate component of Other Comprehensive (Loss) Income in Stockholders' Equity until realized or until unrealized losses are deemed to be "other than temporary". The cumulative translation adjustment consists of unrealized gains/losses from translation adjustments on intercompany foreign currency transactions that are of a long-term investment nature.

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

Current assets net of current liabilities	$253,732
Fair value of equipment acquired	72,169
Intangible assets, patented technology acquired	421,824

$747,725

        The patents acquired are being amortized over useful lives ranging from eleven to seventeen years.

NOTE 13
PRO FORMA RESULTS—IMPACT OF PURCHASE OF ACUITY RESEARCH

        The following pro forma results (unaudited) of operations are provided for illustrative purposes only and do not purport to be indicative of the consolidated results of operations for future periods or what actually would have been realized had the Company and Acuity Research been a consolidated entity during the period presented. The pro forma results combine the results of operations as if Acuity had been acquired as of the beginning of the period presented. The results include the impact of the valuation assigned to the patented technology acquired.

	Year Ended May 31, 2000
	(Actual)	(Pro forma) (Unaudited)
Net sales	$8,854,256	$9,526,338
Net income	$561,459	$571,259
Net income per share, basic	$.07	$.07
Net income per share, diluted	$.07	$.07

NOTE 14
RESTRUCTURING CHARGES

        During the fourth quarter of fiscal 2001, the Company restructured the operations of SEG and, in association with that action, the Company incurred $226,525 in restructuring charges. These costs included the provision for a $56,840 liability related to the payroll and benefits of five terminated employees. In addition, one-time charges of $110,250 were recognized to write-off inventory related to discontinued product lines and $9,511 in equipment written-off. Finally, a liability of $49,924 was established for certain costs expected to be incurred in association with the changes in German operations. Of these total costs, $110,250 was included in cost of sales and $116,275 was included in operating expenses.

        During the year ended May 31, 2002 this liability changed as follows:

	Payroll and Benefits	Operating Expenses	Total
Balance at May 31, 2001	$56,840	$49,924	$106,764
Payments to terminated employees	(56,840)		(56,840)
Payments of other expenses		(49,924)	(49,924)

Balance at May 31, 2002	$—	$—	$—

        The restructure was completed in the third quarter of Fiscal 2002.

SUMMARIZED QUARTERLY FINANCIAL DATA

In thousands, except per share information
(unaudited)

2002 Quarter Ended	August 31	November 30	February 28		May 31
Sales	$1,585	$1,879		$1,453	$1,958
Gross Profit	$868	$1,119		$861	$1,182
Net (Loss) income	$(252)	$71		$(65)	$(1,353)
Net (Loss) income Per Share, Basic	$(.03)	$.01		$(.01)	$(0.18)
Net (Loss) income Per Share, Diluted	$(.03)	$.01	$	.(01)	$(0.18)
Market Price of Common Stock
High	$1.090	$0.920		$0.560	$0.720
Low	$0.710	$0.290		$0.350	$0.340
2001 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$1,943	$1,785	$2,131	$1,721
Gross Profit	$1,177	$696	$1,194	$(663)
Net (Loss) income	$29	$(269)	$7	$(2,134)
Net (Loss) income Per Share, Basic	$.00	$(.03)	$.00	$(.28)
Net (Loss) income Per Share, Diluted	$.00	$(.03)	$.00	$(.28)
Market Price of Common Stock
High	$3.469	$3.000	$2.375	$1.240
Low	$2.125	$2.000	$0.875	$0.625

Report of Independent Accountants:
To the Board of Directors and Shareholders of
Schmitt Industries, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Schmitt Industries, Inc. and its subsidiaries at May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Portland, Oregon
July 3, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

        Certain information required by Part III is included in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders ("Proxy Statement") and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Items 10 and 11. Directors and Executive Officers of the Registrant and Executive Compensation

        The information required by these items is included in the Proxy Statement under the headings "Election of Directors, Equity Compensation Plan," "Executive Compensation," "Summary Compensation Table," "Options Grants in Fiscal 2002," "Aggregated Option Expenses in Fiscal 2002 and Fiscal Year-End Option Values" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (1)
  Financial Statements:

  A.
  Consolidated Balance Sheets as of May 31, 2002 and 2001

  B.
  Consolidated Statements of Operations for the years ended May 31, 2002, 2001 and 2000

  C.
  Consolidated Statements of Changes in Stockholders' Equity for the years ended May 31, 2002, 2001 and 2000

  D.
  Consolidated Statements of Cash Flows for the years ended May 31, 2002, 2001 and 2000

  E.
  Notes to Consolidated Financial Statements

  F.
  Report of Independent Accountants

  (2)
  Financial Statement Schedules: all financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

  (3)
  Exhibits: Reference is made to the list on page35 of the Exhibits filed with this report

  (4)
  Reports on Form 8-K: None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
By:	/s/ Wayne A. Case Wayne A. Case Chairman of the Board, President and Chief Executive Officer
Date:	August 23, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 23, 2002.

Signature	Title
/s/ WAYNE A. CASE Wayne A. Case	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ ROBERT C. THOMPSON Robert C. Thompson	Chief Financial Officer/Treasurer (Principal Financial and Accounting Officer)
/s/ MAYNARD BROWN Maynard Brown	Director
/s/ DAVID M. HUDSON David M. Hudson	Director
/s/ JOHN A. RUPP John A. Rupp	Director

INDEX TO EXHIBITS

Exhibits		Description
3(i	)	Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the "Company"). Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999
3(ii	)	Second Restated Bylaws of the Company Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999
*10.1		Schmitt Industries, Inc. Amended & Restated Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999
10.2
Agreement dated December 1, 2000 between Wayne A. Case and Registrant. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2001.
10.3
Stock Purchase Agreement dated December 31, 2000 between Hortex Anstalt and Registrant and Promissory Note dated December 31, 2000 from Registrant to Hortex Anstalt. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2001.
**21.1		Subsidiaries of Schmitt Industries, Inc.
**23.1		Consent of PricewaterhouseCoopers LLP
**99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan.

**
Filed herewith

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative and Quantitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
SCHMITT INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS MAY 31, 2002 AND 2001
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000
SCHMITT INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Items 10 and 11. Directors and Executive Officers of the Registrant and Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS