Form 10-Q
period 2002-08-31
SCHMITT INDUSTRIES INC
filed 2002-10-11
CIK 922612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 31, 2002
Or
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

Yes    ☒        No    ☐

        The number of shares of each class of common stock outstanding as of August 31, 2002

Common stock, no par value	7,405,274

SCHMITT INDUSTRIES, INC.
INDEX TO FORM 10-Q

		Page
Part I—	FINANCIAL INFORMATION
Item 1—	Financial Statements:
	Consolidated Balance Sheets: —August 31, 2002 and May 31, 2002	3
	Consolidated Statements of Operations: —For the Three Months Ended August 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows: —For the Three Months Ended August 31, 2002 and 2001	5
	Supplemental Disclosure of Cash Flow Information and Supplemental Schedule of Noncash Financing Activities	5
	Notes to Consolidated Interim Financial Statements —Three Months Ended August 31, 2002 and 2001	6
Item 2—	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3—	Quantitative and Qualitative Disclosures About Market Risk	12
Part II—	OTHER INFORMATION	16
Signatures—
	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I—FINANCIAL INFORMATION

    Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2002 Unaudited	May 31, 2002
ASSETS
Current assets
Cash	$433,191	$447,679
Accounts receivable	1,223,030	1,135,036
Inventories	3,189,139	3,208,122
Prepaid expenses	171,307	161,880
Income taxes receivable	56,859	156,636

	5,073,526	5,109,353

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,208,356	1,206,346
Furniture, fixtures and equipment	1,096,482	1,086,957

	2,603,838	2,592,303
Less accumulated depreciation and amortization	1,201,054	1,174,560

	1,402,784	1,417,743

Other assets
Long-term investment	110,000	619,000
Long-term deferred tax asset	796,006	636,006
Other assets	365,677	379,328

	1,271,683	1,634,334

TOTAL ASSETS	$7,747,993	$8,161,430

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$—	$200,000
Accounts payable	327,098	239,008
Accrued commissions	183,772	157,325
Accrued liabilities	6,044	33,978
Current portion of long-term debt	239,845	264,845

Total current liabilities	756,759	895,156

Long-term debt	12,158	15,617

Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 7,405,274 shares issued and outstanding at both August 31, 2002 and May 31, 2002	7,343,621	7,343,621
Accumulated other comprehensive (loss)	(519,643)	(192,747)
Retained earnings	155,098	99,783

Total stockholders' equity	6,979,076	7,250,657

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,747,993	$8,161,430

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 and 2001
(UNAUDITED)

	Three Months Ended August 31
	2002	2001
Net sales	$2,001,191	$1,585,244
Cost of sales	823,551	717,313

Gross profit	1,177,640	867,931

Operating expenses:
General, administration and sales	1,085,808	1,051,121
Research and development	80,677	70,923

Total operating expenses	1,166,485	1,122,044

Operating income (loss)	11,155	(254,113)
Other income	57,160	2,473

Income (loss) before provision for income taxes	68,315	(251,640)
Provision for income taxes	13,000	—

Net income (loss)	$55,315	$(251,640)

Net income (loss) per common share:
Basic	$.01	$(.03)

Diluted	$.01	$(.03)

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
(UNAUDITED)

	Three Months Ended August 31,
	2002	2001
Cash Flows Relating to Operating Activities
Net income (loss)	$55,315	$(251,640)
Adjustments to reconcile net income (loss) to net cash Provided by (used in) operating activities:
Depreciation	47,297	48,785
Amortization	13,651	13,640
Deferred taxes	13,000	—
(Increase) decrease in:
Accounts receivable	(87,994)	9,178
Inventories	18,983	(80,533)
Prepaid expenses	(9,427)	54,595
Income taxes receivable	99,777	(110)
Increase (decrease) in:
Accounts payable	88,090	(69,240)
Accrued liabilities	(1,487)	(109,903)

Net cash provided by (used in) operating activities	237,205	(385,228)

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(36,440)	(15,357)
Disposals of property and equipment	4,102	—

Net cash (used in) investing activities	(32,338)	(15,357)

Cash Flows Relating to Financing Activities
(Decrease) increase in line of credit	(200,000)	200,000
Repayments on long-term debt	(28,459)	(25,000)
Common stock repurchased	—	(37,225)

Net cash (used in) provided by financing activities	(228,459)	137,775

Effect of foreign exchange translation on cash	9,104	74,629

(Decrease) in cash	(14,488)	(188,181)
Cash, beginning of period	447,679	291,083

Cash, end of period	$433,191	$102,902

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$11,413	$7,506
Cash paid during the period for income taxes	$26,110	$—
Supplemental Schedule of Noncash Financing Activities:
Decrease in market value of long-term investment	$(509,000)	$(702,000)
Increase (decrease) in long-term deferred tax asset	$173,000	$238,000
Increase (decrease) in other comprehensive income	$(326,896)	$(389,371)

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

Note 1:

        These financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2002 and 2001 and its results of operations and its cash flows for the three-months ended August 31, 2002 and 2001. Operating results for the three-month period ended August 31, 2002 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2003.

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

Note 3: New Accounting Pronouncements

        During Fiscal 2002, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the recognition, as an Asset Retirement Obligation (ARO), of a liability for dismantlement and restoration costs associated with the retirement of tangible long-lived assets in the period in which the liability is incurred. SFAS No. 143 must be applied for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS 143 and expects there to be no material financial statement effect relating to the adoption of this pronouncement.

        During 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of long-lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the measurement and recognition of the impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 resolves significant implementation issues related to SFAS No. 121, broadens the component of an entity to be included in the presentation for discontinued operations, and measures long-lived assets held for sale at the lower of their carrying amount or fair value (less cost to sell), while ceasing depreciation. The Company adopted this statement effective June 1, 2002 and has determined the impact of FAS 144 will not have a material impact on the Company's results of operations and financial position as of the adoption date.

Note 4: EPS Reconciliation

	Three Months Ended August 31,
	2002	2001
Weighted average shares (basic)	7,405,274	7,495,883
Effect of dilutive stock options	723,549	—

Weighted average shares (diluted)	8,128,823	7,495,883

Note 5: Long-term investments

        The Company owns 1,375,716 shares or approximately 11% of the outstanding shares of Air Packaging Technologies, Inc. That company is engaged in the design, manufacture, marketing and sales of "Air Box" patented packaging systems used in the retail, industrial protective and promotional packaging markets worldwide. This long-term investment is classified as an "Available-for-sale security". As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of tax benefits, are included in Accumulated Other Comprehensive Income (Loss) and reported as a separate component of Other Comprehensive Income (Loss) in Stockholders Equity until realized. At August 31, 2002, the adjusted acquisition cost exceeded the market value by $509,000, resulting in a reported asset value of $110,000.

Note 6: Line of credit

        The Company has a $500,000 short-term line of credit agreement with a commercial bank, secured by U.S. accounts receivable and inventories. The line is guaranteed by the Company's wholly owned subsidiary, Schmitt Measurement Systems, Inc. Interest is payable at the bank's prime rate plus 1.50% and expires on February 1, 2003. At August 31, 2002 there was no balance outstanding on this line of credit while, as of May 31, 2002, $200,000 was outstanding. There are certain covenants related to the earnings of the Company and the current ratio. As of August 31, 2002 the Company was in compliance with those covenants.

Note 7: Segments of Business

  Segment Information

	Three Months Ended August 31,
	2002		2001
	Mechanical Components	Measurement Systems	Mechanical Components	Measurement Systems
Gross sales	$1,719,381	$520,753	$1,691,920	$252,154
Intercompany sales	$236,051	$2,892	$354,194	$4,636

Net sales	$1,483,330	$517,861	$1,337,726	$247,518

Income (loss) from operations	$(55,336)	$66,491	$(117,148)	$(136,965)

Intercompany rent	$—	$7,500	$—	$7,500

Depreciation expense	$33,119	$14,178	$35,830	$12,955

Amortization expense	$5,000	$8,651	$5,000	$8,640

Capital expenses	$24,891	$11,549	$12,872	$2,485

  Geographic Information
        Geographic Sales

	Three Months Ended August 31,
	2002	2001
North American Sales
United States	$1,219,742	$955,291
Intercompany	$16,850	$22,077

	$1,202,892	$933,214
Canada	$33,880	$26,676
Mexico	$14,676	$4,316

North America total	$1,251,448	$964,206

European Sales
Germany	$161,886	$314,831
Intercompany	$—	$131,427

Germany total	$161,886	$183,404

United Kingdom	$338,764	$397,197
Intercompany	$222,093	$205,326

United Kingdom total	$116,671	$191,871

Other European Sales	$250,198	$54,935

Total Europe	$528,755	$430,210

Asia	$175,481	$154,541
Others	$45,507	$36,287

	$2,001,191	$1,585,244

	Three Months Ended August 31,
	2002		2001
	United States	Europe	United States	Europe
Income (loss) from operations	$33,411	$(22,256)	$(214,828)	$(39,285)

Depreciation expense	$43,664	$3,633	$43,839	$4,946

Amortization expense	$13,651	$—	$13,640	$—

Capital expenses	$34,456	$1,984	$14,069	$1,288

        Long-term Assets

	August 31, 2002	May 31, 2002
Segment:
Mechanical	$1,825,643	$2,191,973
Measurement	$848,824	$860,104
Geographic:
United States	$2,644,340	$3,021,905
Europe	$30,127	$30,172

        Note—Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH

Note 8: Comprehensive (Loss) Income

	Three Months Ended August 31,
	2002	2001
Net (loss) income	$55,315	$(251,640)
Other comprehensive (loss) income:
(Decrease) in fair market value of long-term investment, net of taxes	(336,000)	(464,000)
Foreign currency translation Adjustment	9,104	74,629

Total comprehensive (loss)	$(271,581)	$(641,011)

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

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

        These financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of August 31, 2002 and 2001 and its results of operations and its cash flows for the three-month periods ended August 31, 2002 and 2001. Operating results for the three-month period ended August 31, 2002 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2003.

RESULTS OF OPERATIONS

        Sales in the first quarter of fiscal 2003 increased to $2,001,191 versus $1,585,244 in the same period last year, with increases in both business segments. Worldwide sales of Balancer products were $1,483,330 in the first quarter of fiscal 2003 compared to $1,337,726 for the same period last year. Conditions in the European markets improved in the most recent quarter while those in North America were essentially equal to those in the same period in the prior fiscal year. Measurement product sales totaled $517,861 in the first quarter of fiscal 2003 compared to $247,518 in the first quarter of fiscal 2002. Sales of this segment's products improved due to the sale of two surface measurement products during the most recent fiscal quarter.

        The improved sales in the quarter ended August 31, 2002 compared to the same quarter in the prior year are encouraging but have not occurred for a sufficient period to determine if they are sustainable. The slowdown in the global economy had impacted the sales of both segments over the past few fiscal quarters through reduced demand for both balancer and measurement devices. Beyond that, there are not other specific or quantifiable reasons for the decline in sales. The balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world. Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with the targeted customers. Over the past several months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry as reasons for their reduced ordering activity. Our customers are seeing lack of demand for their products and as a result their demand for Schmitt Dynamic Balancing Systems has declined in recent fiscal periods.

        The primary target markets for Measurement products have historically been disk drive and silicon wafer manufacturers. Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries. Over the past several months, this information has discussed at length declining demand for and sales of the products of those two industries and have generally defined industries that are in a severe recession. Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase measurement products due to their lack of a capital budget.

        Sales by the foreign subsidiaries totaled $541,072 for the most recent quarter versus $381,912 for the same quarter last year. The increase is due to improving market conditions in Europe as well as improving sales and marketing efforts by the European sale staff.

        First quarter cost-of-sales decreased to 41% of sales versus 45% in the same period last year. Cost-of-sales of Balancer products was 48% and 46% for the three months ended August 31, 2002 and 2001 respectively while the cost of sales percentage of Measurement products was 22% for the first quarter of fiscal 2003 versus 42% in the same period last year. The increase in the Balancer segment cost of sales is due to the sales mix. Competitive market conditions in Europe result in lower sales prices and therefore higher materials costs than in other geographical areas. As sales in Europe in the most recent fiscal quarter were a higher proportion of total sales than in the prior fiscal year, this served to increase overall cost of sales percentages on balancer products. The decrease in the cost of sales in the Measurement segment was due to the sales mix as, with the high volume, direct labor costs were over absorbed by the level of sales.

        First quarter general, administrative and R&D expenses totaled $1,166,485 versus $1,122,044 for the same period last year. As a percentage of revenues, operating expenses (including R&D) during the first quarter of fiscal 2003 were 58% compared to 71% for the same period last year. In future fiscal periods, Management believes the Company's costs will not increase at the same rate that sales are anticipated to increase, although there can be no such assurance.

        In the three-month period ended August 31, 2002, the net income was $55,315 compared to a net loss of $(251,640) for the same period last year. Three-month earnings (loss) per share, basic and diluted, were $.01 and $(.03) for the three months ended August 31, 2002 and 2001 respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's ratio of current assets to current liabilities increased to 6.7 to 1 at August 31, 2002 compared to 5.7 to 1 at May 31, 2002. As of August 31, 2002 the Company had $433,191 in cash compared to $447,679 at May 31, 2002. During the three-months ended August 31, 2002, cash provided from operating activities amounted to $237,205 with the changes described as follows:

  •
  Net income for the three-months ended August 31, 2002 of $55,315 plus two noncach items: depreciation and amortization of $60,948 and a decrease in the long-term deferred tax asset of $13,000.

  •
  Accounts receivable used cash as the balance increased $87,994 to an August 31, 2002 balance of $1,223,030 compared to $1,135,036 at May 31, 2001. At August 31, 2002, no significant accounts receivable were considered a doubtful collection. The Company generally experiences a payment cycle of 30-90 days on invoices. Management believes its credit and collection policies are effective and appropriate for the marketplace. There can be no assurance that the Company's collection procedures will continue to be successful, particularly with current economic conditions.

  •
  Inventories decreased $18,983 from the balance at May 31, 2002 with inventories in the Balancer segment decreasing by $36,731 and those in the Measurement segment increasing by $17,748. The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products. Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

  •
  Prepaid expenses increased by $9,427 due to the addition of prepaid trade show costs less the amortization of several items including prepaid trade show costs, professional fees and various business and life insurance costs.

  •
  Income taxes receivable declined by $99,777 with $125,887 received from Federal and local tax refunds less $26,110 in State and local estimated tax payments made during the quarter ended August 31, 2002.

  •
  Trade accounts payable increased by $88,090 with the increase due to increased purchasing activities of the Balancer segment, particularly for items related to two new product lines. The purchasing activities of that segment were higher in the weeks proceeding August 31, 2002 than in the weeks preceding May 31, 2002.

  •
  Other accrued liabilities (including commission, payroll items and other accrued expenses) decreased by $1,487.

        During the three months ended August 31, 2002, net cash used in investing activities was $32,338, consisting of net additions to property and equipment. Net cash used in financing activities amounted to $228,459, which consists of repayments of long-term debt of $28,459 and the credit line of $200,000.

        The following summarizes contractual obligations at August 31, 2002 and the effect on future liquidity and cash flows:

Years Ending May 31,	Long-term Debt	Capital Lease Obligations	Operating Leases	Total Contractual Obligations
2003	$227,600	$12,518	$64,592	$304,710
2004	—	9,214	41,416	50,630
2005	—	2,671	32,710	35,381
2006	—	—	6,592	6,592
2007	—	—	1,648	1,648
Thereafter	—	—	—

Total	$227,600	$24,403	$146,958	$398,961

        Specific business challenges faced by the Company over the past few years have had a negative impact on operations and liquidity. Management has responded to these challenges by reducing operating expenses, developing new products and penetrating new markets for the Company's products. As a result of these efforts, Management believes its cash flows from operations, available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements. Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2003. However, in the event the Company fails to achieve its operating and financial goals for fiscal 2003, management may be required to take certain actions to finance operations in that time period. These actions could include, but are not limited to, implementation of additional cost cutting measures, increased borrowings from existing credit facilities or entering into additional borrowing arrangements collateralized by assets.

Item 3—Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

        The Company did not have any derivative financial instruments as of August 31, 2002. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

Business Risks

        This report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. For example, this section contains numerous forward-looking statements. All forward-looking statements in this report are made based on management's current expectations and estimates, which involve risks and uncertainties, including those described in the following paragraphs. Among these factors are the following:

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

Demand for Company products may change:

        For several months, the Company has experienced soft market demand for its Balancer products. While specific reasons are difficult to pinpoint, these can generally be attributed to worldwide economic conditions, specifically those in the grinding machine industry, the primary market for the Company's Balancer products. Based upon analysis by management and the sales staff, the decline in sales does not appear to arise from the customer base shifting to competitor products.

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

        The Measurement segment has relied heavily upon sales to disk drive and silicon wafer manufacturers. Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions continued into Fiscal 2002. Disk drive demand is largely tied to and dependent upon demand for personal computers. In Fiscal 2001, personal computer manufacturers warned of lower sales expectations and many initiated actions to significantly reduce costs. These soft market conditions have continued into Fiscal Years 2002 and 2003. Consequently, demand for drives has fallen and operations of those companies have suffered with one result being reduced capital spending. This has resulted in minimal demand for and sales of the Company's TMS products. Industry forecasts are for these conditions to continue in the foreseeable future.

        The semiconductor industry is also currently facing a down cycle. Beginning in Fiscal 2001 the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth and these conditions continued into Fiscal 2002. The result is similar to disk drive manufacturers in that capital spending has declined significantly and consequently so has demand for and sales of the Company's wafer products. Forecasts for that industry are for improvements in market conditions to begin sometime in calendar 2003.

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

The Company maintains a significant investment in inventories in anticipation of future sales:

        The Company has always sought to maintain a competitive advantage by shipping product to its customers more rapidly than its competitors. Therefore, the Company has a significant investment in finished goods and raw materials inventories. These inventories are recorded using the lower-of-cost or market method, which requires Management to make certain estimates. Management evaluates the recorded inventory values based on customer demand, market trends and expected future sales and changes these estimates accordingly. A significant shortfall of sales may result in carrying higher levels of inventories of finished goods and raw materials thereby increasing the risk of inventory obsolescence and corresponding inventory write-downs. As a result, the Company may not carry adequate reserves to offset such write-downs.

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

Future success depends in part on attracting and retaining key management and qualified technical and sales personnel:

        Future success depends on the efforts and services of key management, technical and sales personnel. Significant competition exists for such personnel and there is no assurance key technical and sales personnel can be retained nor assurances there will be the ability to attract, assimilate and retain other highly qualified technical and sales personnel as required. There is also no guarantee key employees will not leave and subsequently compete against the Company. The inability to retain key personnel could adversely impact the business, financial condition and results of operations.

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

The Company maintains a significant investment in another publicly held company where the fair market value of the stock is below acquisition cost:

        The Company maintains an investment in Air Packaging Technologies, Inc. (AIRP). As required under Statement of Financial Accounting Standards No. 115, this investment is classified as "Available-for-sale securities" with all unrealized gains and losses (net of taxes) included in Accumulated Other Comprehensive Loss and reported as a separate component in Other Comprehensive Loss in Stockholders' Equity until realized. Management reviews the investment each quarter in order to evaluate if the unrealized loss is temporary or a permanent impairment in value. If conditions lead to the conclusion the difference appears to be "other than temporary", the investment is required to be written down to the estimated fair market value with the loss included in earnings. As of August 31, 2002 Management did not believe the unrealized loss was permanent in nature. However, there can be no guarantees that in future periods Management's analysis of this investment will lead to the same conclusion.

Future operations may not generate sufficient earnings to fully realized the US Federal Tax net operating loss carryforwards:

        As of August 31, 2002, the Company had a net deferred tax asset of $623,006 that relates to net operating loss carryforwards from prior periods. These net operating loss carryforwards will provide a benefit in future periods by reducing the liability for Federal taxes on income. However, to the extent there is no income through the expiration of the NOLs, (currently through 2009) the deferred tax asset could be worthless. The prospects for future earnings are therefore evaluated by Management each quarter so as to properly assess the likelihood there will be sufficient operating income (for US Federal income tax purposes) to fully utilize this asset. As of August 31, 2002 the assessment by Management concluded there appeared to be sufficient earnings potential through the year ended May 31, 2009 so that these NOLs and therefore the deferred tax asset could be utilized. However, there can be no guarantees that future analysis by Management will lead to the same conclusion.

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

SCHMITT INDUSTRIES, INC. (Registrant)
Date: 10/11/2002	/s/ WAYNE A. CASE Wayne A. Case, President/CEO/Director
Date: 10/11/2002	/s/ ROBERT C. THOMPSON Robert C. Thompson Chief Financial Officer

QuickLinks

SCHMITT INDUSTRIES, INC. INDEX TO FORM 10-Q
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
SCHMITT INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2002 and 2001 (UNAUDITED)
SCHMITT INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001 (UNAUDITED)
SCHMITT INDUSTRIES, INC. NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Part II—OTHER INFORMATION
SIGNATURES