Form 10-Q
period 2002-11-30
SCHMITT INDUSTRIES INC
filed 2003-01-15
CIK 922612

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2002
Or
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

        The number of shares of each class of common stock outstanding as of November 30, 2002

Common stock, no par value	2,468,424

SCHMITT INDUSTRIES, INC.

INDEX TO FORM 10-Q

		Page
Part I—	FINANCIAL INFORMATION
Item 1—	Financial Statements:
	Consolidated Balance Sheets: —November 30, 2002 and May 31, 2002	3
	Consolidated Statements of Operations: —For the Three and Six Months Ended November 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows: —For the Six Months Ended November 30, 2002 and 2001	5
	Supplemental Disclosure of Cash Flow Information and Supplemental Schedule of Noncash Financing Activities	5
	Notes to Consolidated Interim Financial Statements —Six Months Ended November 30, 2002 and 2001	6
Item 2—	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3—	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4—	Controls and Procedures	18
Part II—	OTHER INFORMATION	19
Signatures—		20
Certifications		21-22
Exhibits—99.1 and 99.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2002	May 31, 2002
	Unaudited
ASSETS
Current assets
Cash	$405,662	$447,679
Accounts receivable	1,053,307	1,135,036
Inventories	3,187,987	3,208,122
Prepaid expenses	199,908	161,880
Income taxes receivable	56,859	156,636

	4,903,723	5,109,353

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,209,466	1,206,346
Furniture, fixtures and equipment	1,117,473	1,086,957

	2,625,939	2,592,303
Less accumulated depreciation and amortization	1,244,438	1,174,560

	1,381,501	1,417,743

Other assets
Long-term investment	110,000	619,000
Long-term deferred tax asset	785,006	636,006
Other assets	352,027	379,328

	1,247,033	1,634,334

TOTAL ASSETS	$7,532,257	$8,161,430

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$—	$200,000
Accounts payable	314,431	239,008
Accrued commissions	126,222	157,325
Accrued liabilities	30,169	33,978
Current portion of long-term debt	46,844	264,845

Total current liabilities	517,666	895,156

Long-term debt	8,620	15,617

Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 2,468,424 shares issued and outstanding at both November 30, 2002 and May 31, 2002 (see note 9)	7,343,621	7,343,621
Accumulated other comprehensive (loss)	(525,197)	(192,747)
Retained earnings	187,547	99,783

Total stockholders' equity	7,005,971	7,250,657

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,532,257	$8,161,430

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
(UNAUDITED)

	Three Months Ended November 30,				Six Months Ended November 30,
	2002		2001		2002		2001
Net sales		$1,794,452		$1,879,212		$3,795,643	$3,464,456
Cost of sales		719,746		760,643		1,543,297	1,477,956

Gross profit		1,074,706		1,118,569		2,252,346	1,986,500

Operating expenses:
General, administration and sales		1,009,865		973,620		2,095,673	2,024,741
Research and development		50,785		58,783		131,462	129,706

Total operating expenses		1,060,650		1,032,403		2,227,135	2,154,447

Operating income (loss)		14,056		86,166		25,211	(167,947)
Other income (expense)		29,393		(15,070)		86,553	(12,597)

Income (loss) before provision for income taxes		43,449		71,096		111,764	(180,544)
Provision for income taxes		11,000		—		24,000	—

Net income (loss)		$32,449		$71,096		$87,764	$(180,544)

Net income (loss) per common share:
Basic	$	..01	$	..03	$	..04	$(.07)

Diluted		$.01		$.03		$.04	$(.07)

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
(UNAUDITED)

	Six Months Ended November 30,
	2002	2001
Cash Flows Relating to Operating Activities
Net income (loss)	$87,764	$(180,544)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	91,847	100,615
Amortization	27,301	27,280
Deferred taxes	24,000	—
(Increase) decrease in:
Accounts receivable	81,729	124,629
Inventories	20,135	159,535
Prepaid expenses	(38,028)	51,658
Income taxes receivable	99,777	(110)
Increase (decrease) in:
Accounts payable	75,423	(137,266)
Accrued liabilities	(34,912)	(101,770)

Net cash provided by operating activities	435,036	44,027

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(60,004)	(38,097)
Disposals of property and equipment	4,399	7,457

Net cash (used in) investing activities	(55,605)	(30,640)

Cash Flows Relating to Financing Activities
Repayments on line of credit	(200,000)	—
Borrowings on line of credit	—	400,000
Repayments on long-term debt	(224,998)	(50,000)
Common stock repurchased	—	(37,225)

Net cash (used in) provided by financing activities	(424,998)	312,775

Effect of foreign exchange translation on cash	3,550	54,968

Increase (decrease) in cash	(42,017)	381,130
Cash, beginning of period	447,679	291,083

Cash, end of period	$405,662	$672,213

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$20,875	$22,947
Cash paid during the period for income taxes	$26,110	$110
Supplemental Schedule of Noncash Financing Activities:
Increase (decrease) in market value of long-term investment	$(509,000)	$(1,102,000)
Increase (decrease) in long-term deferred tax asset	$173,000	$374,000

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

Note 1:

        These financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2002 and 2001 and its results of operations and its cash flows for the three and six-months ended November 30, 2002 and 2001. Operating results for the six-month period ended November 30, 2002 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2003.

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

Note 4: EPS Reconciliation

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Weighted average shares (basic)	2,468,424	2,489,158	2,468,424	2,493,919
Effect of dilutive stock options	22,182	—	22,053	—

Weighted average shares (diluted)	2,490,606	2,489,158	2,490,477	2,493,919

Note 5: Long-term investments

        The Company owns 1,375,716 shares or approximately 11% of the outstanding shares of Air Packaging Technologies, Inc. That company is engaged in the design, manufacture, marketing and sales of "Air Box" patented packaging systems used in the retail, industrial protective and promotional packaging markets worldwide. This long-term investment is classified as an "Available-for-sale security". As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of tax benefits, are included in Accumulated Other Comprehensive Income (Loss) and reported as a separate component of Other Comprehensive Income (Loss) in Stockholders' Equity until realized. At November 30, 2002, the adjusted acquisition cost exceeded the market value by $509,000, resulting in a reported asset value of $110,000.

Note 6: Line of credit

        The Company has a $500,000 short-term line of credit agreement with a commercial bank, secured by U.S. accounts receivable and inventories. The line is guaranteed by the Company's wholly owned subsidiary, Schmitt Measurement Systems, Inc. Interest is payable at the bank's prime rate plus 1.50% and expires on February 1, 2003. At November 30, 2002 there was no balance outstanding on this line of credit while, as of May 31, 2002, $200,000 was outstanding. There are certain covenants related to the earnings of the Company and the current ratio. As of November 30, 2002 the Company was in compliance with those covenants.

Note 7: Segments of Business

  Segment Information

	Six Months Ended November 30,
	2002		2001
	Mechanical Components	Measurement Systems	Mechanical Components	Measurement Systems
Gross sales	$3,118,801	$1,115,591	$3,470,178	$650,980
Intercompany sales	$434,165	$4,584	$651,938	$4,764

Net sales	$2,684,636	$1,111,007	$2,818,240	$646,216

Income (loss) from operations	$(184,213)	$209,424	$(119,892)	$(48,055)

Intercompany rent	$—	$15,000	$—	$15,000

Depreciation expense	$62,815	$29,032	$74,727	$25,888

Amortization expense	$10,000	$17,301	$10,000	$17,280

Capital expenses	$38,182	$21,822	$33,772	$4,325

  Geographic Information

	Six Months Ended November 30,
Geographic Sales
	2002	2001
North American Sales
United States	$2,159,493	$2,085,560
Intercompany	$21,052	$37,281

	$2,138,441	$2,048,279
Canada	$104,255	$58,268
Mexico	$23,676	$24,562

North America total	$2,266,372	$2,131,109

European Sales
Germany	$461,919	$566,594
Intercompany	$—	$227,368

Germany total	$461,919	$339,226

United Kingdom	$631,851	$675,588
Intercompany	$417,697	$392,053

United Kingdom total	$214,154	$283,535

Other European Sales	$445,810	$276,732

Total Europe	$1,121,883	$899,493

Asia	$310,494	$337,330
Others	$96,894	$96,524

	$3,795,643	$3,464,456

	Six Months Ended November 30,
	2002		2001
	United States	Europe	United States	Europe
Income (loss) from operations	$110,516	$(85,305)	$(95,420)	$(72,527)

Depreciation expense	$84,238	$7,609	$88,036	$12,579

Amortization expense	$27,301	$—	$27,280	$—

Capital expenses	$54,616	$5,388	$34,461	$3,636

Long-term Assets

	November 30, 2002	May 31, 2002
Segment:
Mechanical	$1,817,264	$2,191,973
Measurement	$811,270	$860,104
Geographic:
United States	$2,598,955	$3,021,905
Europe	$29,579	$30,172

Note—Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH

Note 8: Comprehensive (Loss) Income

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Net income (loss)	$32,449	$71,096	$87,764	$(180,544)
Other comprehensive (loss) income:
(Decrease) increase in fair market value of long-term Investment investment, net of taxes	—	(264,000)	(336,000)	(728,000)
Foreign currency translation Adjustment	3,550	(19,661)	3,550	54,968

Total comprehensive income (loss)	$35,999	$(212,565)	$(244,686)	$(853,576)

        The long-term investment is classified as an "Available-for-sale security". As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of taxes, are included in Accumulated Other Comprehensive Income (Loss) and reported as a separate component of Other Comprehensive Income (Loss) in Stockholders' Equity until realized. The cumulative translation adjustment consists of unrealized gains/losses from translation adjustments on intercompany foreign currency transactions that are of a long-term nature.

Note 9: Subsequent Event

        Subsequent to November 30, 2002, the Board of Directors of the Company approved a reverse split of the Company's Common Stock. The Board was acting under the authority of the Company's shareholders who approved the reverse split at their annual meeting held on October 4, 2001. Stockholders of record on December 31, 2002, the effective date of the reverse stock split, will be entitled to receive one share of Common Stock for every three shares of Common Stock held as of the effective date. No fractional shares of common stock will be issued as a result of the reverse stock split and each holder of the resulting fractional shares will be entitled to receive a cash distribution for those fractional shares. All share amounts have been adjusted, where applicable, to reflect this reverse split.

SCHMITT INDUSTRIES, INC.
FORM 10-Q
SECOND QUARTER FISCAL YEAR 2003

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

        These financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2002 and 2001 and its results of operations and its cash flows for the three and six-month periods ended November 30, 2002 and 2001. Operating results for the six-month period ended November 30, 2002 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2003.

RESULTS OF OPERATIONS

Three months ended November 30, 2002 and 2001:

        Sales in the second quarter of fiscal 2003 decreased to $1,794,452 versus $1,879,212 in the same period last year, with sales in the Balancer segment decreasing while those in the Measurement segment were increasing. Worldwide sales of Balancer products were $1,201,306 in the second quarter of fiscal 2003 compared to $1,480,514 for the same period last year with sales in the North American, Asian and European markets decreasing by 21%, 28% and 8% respectively from year ago levels for the same period. Measurement product sales totaled $593,146 in the second quarter of fiscal 2003 compared to $398,698 in the second quarter of fiscal 2002.

        The slowdown in the global economy has impacted the Balancer segment sales over the past few fiscal quarters through reduced demand. Beyond that, there are no other specific or quantifiable reasons for the decline in sales. The Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world. Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers. Over the past several months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry as reasons for their reduced ordering activity. Customers are seeing lack of demand for their products and as a result their demand for Schmitt Dynamic Balancing Systems has declined in recent fiscal periods.

        The primary target markets for Measurement products have historically been disk drive and silicon wafer manufacturers. Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries. Over the past several months, this information has discussed at length declining demand for and sales of the products of those two industries and have generally defined industries that are in a severe recession. Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase measurement products due to their lack of a capital budget. Therefore, sales to customers in these industries can be very cyclical.

        Second quarter cost-of-sales decreased to 40% of sales versus 41% in the same period last year. Cost-of-sales of Balancer products was 47% and 45% for the three months ended November 30, 2002 and 2001 respectively while the cost of sales percentage of Measurement products was 26% for the second quarter of fiscal 2003 versus 24% in the same period last year. The increase in the Balancer segment was due to the higher proportion of sales in Europe, where competitive market conditions generally result in lower sales prices and therefore higher cost of sales. The increase in the cost of sales in the Measurement segment was due to the sales mix as the sales of surface roughness measurement products (which have higher materials costs than other measurement products) were a higher proportion of total sales in the most current quarter than was the case in the same quarter in the prior year.

        Second quarter general, administrative and R&D expenses totaled $1,060,650 versus $1,032,403 for the same period last year. As a percentage of revenues, operating expenses (including R&D) during the second quarter of fiscal 2003 were 59% compared to 55% for the same period last year. The reason for the increase both in dollars and as a percentage of sales was due to an increase in payroll costs at the Acuity Research subsidiary. Those costs were increased to hire engineering staff to develop additional products that would expand upon the Acuity patented technology. Initial sales from those efforts are expected to be realized in the last six months of the current fiscal year. When those additional costs are excluded, the overall operating expenses were below year ago levels in terms of dollars and equal in terms of percentage of sales.

        Sales by the foreign subsidiaries totaled $409,334 for the most recent quarter versus $448,321 for the same quarter last year.

        In the three-month period ended November 30, 2002, net income was $32,449 compared to net income of $71,096 for the same period last year. Three-month net income per share, basic and diluted, was $.01 and $.03 for the three months ended November 30, 2002 and 2001 respectively.

Six months ended November 30, 2002 and 2001:

        Sales in the six months ended November 30, 2002 increased to $3,795,643 versus $3,464,456 in the same period last year, with a decrease of 5% in the Balancer segment and an increase of 72% in the Measurement segment. Worldwide sales of Balancer products were $2,684,636 and $2,818,240 for the six months ended November 30, 2002 and 2001 respectively, with sales lower in the North American and Asian markets by 12% and 9% respectively but higher in the European market by 13%. While sales appear to have stabilized in the past few months, there is no certainty this trend will continue in all geographic markets. Measurement product sales totaled $1,111,007 and $646,216 for the six months ended November 30, 2002 and 2001 respectively.

        Although there has been some improvement in revenues in comparison to the same period in the prior fiscal year, business activity continues to be affected by the slowdown in the global economy. The Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world. Sales staff, representatives and distributors throughout these geographic areas spend a large amount of time with the targeted customers. Over the past twelve months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry as reasons for their reduced ordering activity. The primary target markets for Measurement products have historically been disk drive and silicon wafer manufacturers. Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for measurement products by these targeted industries. Over the past several months, this information has discussed at length declining demand for and sales of the products of those two industries and has generally defined industries that are in a severe recession. Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase measurement products due to their lack of a capital budget. Therefore, sales to customers in these industries can be very cyclical.

        For the six months ended November 30, 2002, cost-of-sales decreased to 41% of sales versus 43% in the same period last year. Cost-of-sales of Balancer products was 48% and 46% for the six months ended November 30, 2002 and 2001 respectively while the cost of sales percentage of Measurement products was 24% for the six months ended November 30, 2001 versus 30% for the six months ended November 30, 2001. The increase in the Balancer segment was due to the higher proportion of sales in Europe, where competitive market conditions generally result in lower sales prices and therefore higher cost of sales. The decrease in the cost of sales in the Measurement segment was due to the sales mix as the sales were comprised of products that had lower materials cost than those sold for the same period in the prior fiscal year.

        General, administrative and R&D expenses totaled $2,227,135 for the six months ended November 30, 2002 versus $2,154,447 for the same period last year. As a percentage of revenues, operating expenses (including R&D) during the second quarter of fiscal 2003 were 59% compared to 62% for the same period last year. The reason for the increase in dollars was due to an increase in payroll costs at the Acuity Research subsidiary. Those costs were increased to hire engineering staff to develop additional products that would expand upon the Acuity patented technology. Initial sales from those efforts are expected to be realized in the last six months of the current fiscal year. When those additional costs are excluded, the overall operating expenses were below year ago levels in terms of both dollars and as a percentage of sales.

        Sales by the foreign subsidiaries totaled $951,566 for the most recent six month period versus $830,233 for the same period last year. Marketing initiatives begun in the prior fiscal year in Europe are expected to produce sales comparable to the prior fiscal year, although this impact could be dampened until the soft market conditions in the European market improve.

        For the six-month period ended November 30, 2002, net income was $87,764 with net income per share of $.03, basic and diluted. This compares to a net loss of $(180,544) with the net loss per share of $(.07), basic and diluted for the same period last year

        On December 19, 2002 the Company issued a press release titled "Schmitt Industries Announces Continued Profits" disclosing earnings per share and other financial data. Subsequently, on December 31, 2002, the Board of Directors, acting under approval of the Company's shareholders, completed a 1 for 3 reverse stock split. This Form 10-Q contains common stock and earnings per share data that has been adjusted to reflect the reverse stock split. However, the earnings per share information in the press release was based upon the amount of outstanding shares prior to the reverse stock split. If the financial information included in the press release had been adjusted to reflect the reverse split, earnings per share would have been $.01 (basic and diluted) per share for the three-months ended November 30, 2002 compared to $.03 (basic and diluted) per share for the three months ended November 30, 2001. Additionally, earnings (loss) per share for the six-months ended November 30, 2002 should have been $.04 (basic and diluted) compared to ($.07) (basic) for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's ratio of current assets to current liabilities increased to 9.5 to 1 at November 30, 2002 compared to 5.7 to 1 at May 31, 2002. As of November 30, 2002 the Company had $405,662 in cash compared to $447,679 at May 31, 2002.

        During the six-months ended November 30, 2002, cash provided from operating activities amounted to $435,036 with the changes described as follows:

  •
  Net income for the six-months ended November 30, 2002 of $87,764 plus two non cash items: depreciation and amortization of $119,148 and recognition of a deferred tax provision of $24,000.

  •
  Accounts receivable provided cash as the balance decreased by $81,729 to a November 30, 2002 balance of $1,053,307 compared to $1,135,036 at May 31, 2002. At November 30, 2002, no significant accounts receivable were considered a doubtful collection. The Company generally experiences a payment cycle of 30-90 days on invoices. Management believes its credit and collection policies are effective and appropriate for the marketplace. There can be no assurance that the Company's collection procedures will continue to be successful, particularly with current economic conditions.

  •
  Inventories decreased $20,135 to a November 30, 2002 balance of $3,187,987 compared to $3,208,122 at May 31, 2002. The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products. Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

  •
  Prepaid expenses increased by $38,028 due to the addition of prepaid trade show costs less the amortization of several items including prepaid trade show costs, professional fees and various business and life insurance costs.

  •
  Income taxes receivable declined by $99,777 with $125,887 received from Federal and local tax refunds less $26,110 in State and local estimated tax payments made during the six-months ended November 30, 2002.

  •
  Trade accounts payable increased by $75,423 with the increase due to increased purchasing activities of the Balancer segment, particularly for items related to two new product lines. The purchasing activities of that segment were higher in the weeks preceeding November 30, 2002 than in the weeks preceeding May 31, 2002.

  •
  Other accrued liabilities (including commission, payroll items and other accrued expenses) decreased by $34,912.

        During the six months ended November 30, 2002, net cash used in investing activities was $55,605, consisting of net additions to property and equipment. Net cash used in financing activities amounted to $424,998, which consists of repayments of long-term debt of $224,998 and the credit line of $200,000.

        The following summarizes contractual obligations at November 30, 2002 and the effect on future liquidity and cash flows:

Years Ending November 30,	Capital Lease Obligations	Operating Leases	Total Contractual Obligations
2003	$46,844	$169,798	$216,642
2004	7,552	41,676	49,228
2005	1,068	24,175	25,243
2006	—	6,673	6,673
2007	—	—	—
Thereafter	—	—

Total	$55,464	$242,322	$297,786

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

        Management has responded to these soft market conditions in several ways. First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors. The Company will therefore devote a significant part of its R&D efforts in Fiscal 2003 and 2004 toward developing products that will both broaden the scope of products offered to the current customer base plus offer products for new markets thereby reducing the reliance on historic markets. Second, management initiated a restructuring plan in Europe in the fourth fiscal quarter of 2001 that was intended to increase worldwide operating efficiency. All engineering design and manufacturing operations are now consolidated in the United States, a step that is expected to reduce operating costs. In addition, all European operations are now focused totally on marketing and sales. Finally, management will continue to evaluate all operating costs and seek to reduce costs where necessary.

        The Measurement segment has relied heavily upon sales to disk drive and silicon wafer manufacturers. Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions continued into Fiscal 2002. Disk drive demand is largely tied to and dependent upon demand for personal computers. In Fiscal 2001, personal computer manufacturers warned of lower sales expectations and many initiated actions to significantly reduce costs. These soft market conditions have continued into Fiscal Years 2002 and 2003. Consequently, demand for drives has fallen and operations of those companies have suffered with one result being reduced capital spending. This has resulted in minimal demand for and sporadic sales of the Company's TMS products. Industry forecasts are for these conditions to continue in the foreseeable future.

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

The Company maintains a significant investment in another publicly held company where the fair market value of the stock is below acquisition cost:

        The Company maintains an investment in Air Packaging Technologies, Inc. (AIRP). As required under Statement of Financial Accounting Standards No. 115, this investment is classified as "Available-for-sale securities" with all unrealized gains and losses (net of taxes) included in Accumulated Other Comprehensive Loss and reported as a separate component in Other Comprehensive Loss in Stockholders' Equity until realized. Management reviews the investment each quarter in order to evaluate if the unrealized loss is temporary or a permanent impairment in value. If conditions lead to the conclusion the difference appears to be "other than temporary", the investment is required to be written down to the estimated fair market value with the loss included in earnings. As of November 30, 2002 Management did not believe the unrealized loss was permanent in nature. However, there can be no guarantees that in future periods Management's analysis of this investment will lead to the same conclusion.

Future operations may not generate sufficient earnings to fully realized the US Federal Tax net operating loss carryforwards:

        As of November 30, 2002, the Company had a net deferred tax asset of $612,006 that relates to net operating loss carryforwards from prior periods. These net operating loss carryforwards will provide a benefit in future periods by reducing the liability for Federal taxes on income. However, to the extent there is no income through the expiration of the NOLs, (currently through 2009) the deferred tax asset could be worthless. The prospects for future earnings are therefore evaluated by Management each quarter so as to properly assess the likelihood there will be sufficient operating income (for US Federal income tax purposes) to fully utilize this asset. As of November 30, 2002, the assessment by Management concluded there appeared to be sufficient earnings potential through the year ending May 31, 2009 so that these NOLs and therefore the deferred tax asset could be utilized. However, there can be no guarantees that future analysis by Management will lead to the same conclusion.

Item 3—Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

        The Company did not have any derivative financial instruments as of November 30, 2002. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

Item 4. Controls and Procedures

(a)
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this amended report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings—None

Item 2. Changes in Securities—None

Item 3. Default Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders (please note the vote on these items was prior to the reverse stock split that was effective December 31, 2002 and therefore the number of shares below are pre-split amounts):

        The Company conducted an Annual Meeting of the Shareholders on October 4, 2002. At the meeting, the following person was elected to fill the vacancy on the Board of Directors created by the expiration of the Class 1 director's' terms, to serve until the year 2005 Annual Meeting of the Shareholders and until his successor shall be duly elected:

Director	Shares Voted in Favor	Shares Voted Against	Shares Withheld
John A. Rupp	6,577,459	6,616	401,024

        Also at the meeting, the stockholders' approved an amendment to the Company's 1998 Amended and Restated Stock Option Plan to increase the number of shares of Common Stock of the Company issuable under the Option Plan from 800,000 to 1,200,000 shares.

Shares Voted in Favor	Shares Voted Against	Shares Withheld
2,706,604	705,680	226,146

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC. (Registrant)
Date:	1/15/2003	/s/ WAYNE A. CASE Wayne A. Case, President/CEO/Director
Date:	1/15/2003	/s/ ROBERT C. THOMPSON Robert C. Thompson, Chief Financial Officer

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

Date:	January 15, 2003	/s/ WAYNE A. CASE Wayne A. Case, President/CEO/Director

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

Date:	January 15, 2003	/s/ ROBERT C. THOMPSON Robert C. Thompson, Chief Financial Officer/Treasurer

QuickLinks

SCHMITT INDUSTRIES, INC. INDEX TO FORM 10-Q
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
SCHMITT INDUSTRIES, INC. NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II—OTHER INFORMATION
SIGNATURES
SEC 906 Cert – CEO
SEC 906 Cert – CFO