Form 10-Q
period 2003-02-28
SCHMITT INDUSTRIES INC
filed 2003-04-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                           To:

Commission File Number:  0-23996

SCHMITT INDUSTRIES, INC.
(Exact name of registrant’s principal executive office)

Oregon	93-1151989
(Place of Incorporation)	(IRS Employer ID Number)

2765 NW Nicolai Street, Portland, Oregon 97210
(Address of registrant’s principal executive office)

(503) 227-7908
(Registrant’s telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒     No    ☐

The number of shares of each class of common stock outstanding as of February 28, 2003

Common stock, no par value	2,468,224

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2003	May 31, 2002
	Unaudited
ASSETS

Current assets
Cash	$217,400	$447,679
Accounts receivable, net of allowance of $24,060	1,182,275	1,135,036
Inventories	2,795,884	3,208,122
Prepaid expenses	173,171	161,880
Income taxes receivable	56,859	156,636
	4,425,589	5,109,353

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,209,783	1,206,346
Furniture, fixtures and equipment	1,107,552	1,086,957
	2,616,335	2,592,303
Less accumulated depreciation and amortization	1,271,528	1,174,560
	1,344,807	1,417,743

Other assets
Long-term investment	55,000	619,000
Long-term deferred tax asset	—	636,006
Other assets	338,375	379,328
	393,375	1,634,334

TOTAL ASSETS	$6,163,771	$8,161,430

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Line of credit	$—	$200,000
Accounts payable	405,508	239,008
Accrued commissions	115,650	157,325
Accrued liabilities	43,996	33,978
Current portion of long-term debt	33,905	264,845
Total current liabilities	599,059	895,156

Long-term debt	5,876	15,617

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,468,224 and 2,468,424 shares issued and outstanding at February 28, 2003 and May 31, 2002 respectively (see note 9)	7,343,330	7,343,621
Accumulated other comprehensive (loss)	(257,490)	(192,747)
Accumulated (deficit) retained earnings	(1,527,004)	99,783
Total stockholders’ equity	5,558,836	7,250,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,163,771	$8,161,430

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002

Net sales	$1,621,763	$1,452,643	$5,417,406	$4,917,099

Cost of sales
Operations, exclusive of inventory write-downs	736,722	591,787	2,280,019	2,069,743
Inventory write-downs	397,991	—	397,991	—
Total cost of sales	1,134,713	591,787	2,678,010	2,069,743

Gross profit	487,050	860,856	2,739,396	2,847,356

Operating expenses:
General, administration and sales	1,033,542	884,223	3,129,215	2,908,964
Research and development	33,283	36,506	164,745	166,212
Total operating expenses	1,066,825	920,729	3,293,960	3,075,176

Operating (loss)	(579,775)	(59,873)	(554,564)	(227,820)

Other income (expense)
Loss on write-down of long-term investment	(564,000)	—	(564,000)	—
Other income (expense)	41,230	(4,791)	127,783	(17,388)
	(522,770)	(4,791)	(436,217)	(17,388)

(Loss) before income tax expense	(1,102,545)	(64,664)	(990,781)	(245,208)

Income tax expense	612,006	—	636,006	—

Net (loss)	$(1,714,551)	$(64,664)	$(1,626,787)	$(245,208)

Net (loss) per common share:

Basic	$(.69)	$(.03)	$(.66)	$(.10)

Diluted	$(.69)	$(.03)	$(.66)	$(.10)

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

(UNAUDITED)

	Nine Months Ended February 28,
	2003	2002
Cash Flows Relating to Operating Activities
Net (loss)	$(1,626,787)	$(245,208)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	136,455	147,150
Amortization	40,953	40,921
Write-down of long-term investment	564,000	—
Write-down of excess inventory quantities	397,991	—
Changes to the deferred tax asset	636,006	—
Provision for bad debts	24,060	—
(Increase) decrease in:
Accounts receivable	(71,299)	267,770
Inventories	14,247	173,978
Prepaid expenses	(11,291)	9,096
Income taxes receivable	99,777	(110)
Increase (decrease) in:
Accounts payable	166,500	(173,670)
Accrued liabilities	(31,657)	(192,454)
Net cash provided by operating activities	338,955	27,473

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(67,531)	(83,652)
Disposals of property and equipment	4,012	34,553
Net cash (used in) investing activities	(63,519)	(49,099)

Cash Flows Relating to Financing Activities
Repayments on line of credit	(200,000)	—
Borrowings on line of credit	—	250,000
Repayments on long-term debt	(240,681)	(75,000)
Common stock repurchased	(291)	(37,225)
Net cash (used in) provided by financing activities	(440,972)	137,775

Effect of foreign exchange translation on cash	(64,743)	61,439

(Decrease) increase in cash	(230,279)	177,588

Cash, beginning of period	447,679	291,083

Cash, end of period	$217,400	$468,671

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$20,397	$39,666
Cash paid during the period for income taxes	$26,110	$110

Supplemental Schedule of Noncash Financing Activities:

Increase (decrease) in market value of long-term investment	$—	$(1,624,000)
Increase (decrease) in long-term deferred tax asset	$—	$551,000

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

Note 1:

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2003 and 2002 and its results of operations and its cash flows for the three and nine-months ended February 28, 2003 and 2002.  Operating results for the nine-month period ended February 28, 2003 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2003.

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

During 2002, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the measurement and recognition of the impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 resolves significant implementation issues related to SFAS No. 121, broadens the component of an entity to be included in the presentation for discontinued operations, and measures long-lived assets held for sale at the lower of their carrying amount or fair value (less cost to sell), while ceasing depreciation.  The Company adopted this statement effective June 1, 2002 and has determined the impact of FAS 144 will not have a material impact on the Company’s results of operations and financial position as of the adoption date.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities, such as lease termination costs and certain employee severance costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The principal effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities.  The Company will apply SFAS No. 146 to exit or disposal activities initiated after December 31, 2002.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also requires prominent disclosures in both annual and interim financial statements about the method used and the effect of the method on the reported results.  These amendments are effective for annual consolidated financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees.  FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN 45 are effective for all financial statements issued after December 15, 2002. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”). FIN 46 requires all Variable Interest Entities (“VIEs”) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, FIN 46 expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interest, but not the majority. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows at this time.

Note 4:                   EPS Reconciliation

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Weighted average shares (basic)	2,468,340	2,489,158	2,468,396	2,492,349

Effect of dilutive stock options	—	—	—	—

Weighted average shares (diluted)	2,468,340	2,489,158	2,468,396	2,492,349

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

Note 5:                   Inventories:

The recent worldwide economic slowdown continues to impact the machine tool and technology industries, target markets for Schmitt products, resulting in historic lows in product demand and sales.  Management reviewed inventories of the Balancer and Measurement segments in terms of quantities on hand and projected sales volumes.  As a result of this analysis, measurement inventories in the amount of $383,112 and Balancer inventories in the amount of $14,879 were considered to exceed expected sales volumes in the next several months and consequently were written off.

Note 6:                   Long-term investments

The Company owns 1,375,716 shares or slightly less than 10% of the outstanding shares of Air Packaging Technologies, Inc.  That company is engaged in the design, manufacture, marketing and sales of “Air Box” patented packaging systems used in the retail, industrial protective and promotional packaging markets worldwide.  This long-term investment is classified as an “Available-for-sale security”.  As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of tax benefits, are included in Accumulated Other Comprehensive Income (Loss) and reported as a separate component of Other Comprehensive Income (Loss) in Stockholders’ Equity until realized or until unrealized losses are deemed to be “other than temporary”.

At February 28, 2003 Management determined the decline in value of the investment from acquisition cost was “other than temporary”, and, as required under SFAS No. 115, the long-term investment was written down by $564,000 to its fair market value as of February 28, 2003.  Fair market value was determined as the closing price of the stock on the over-the-counter market at February 28, 2003.  As required under SFAS No. 115, the new cost basis shall not be changed for subsequent recoveries in fair value.  Future temporary gains and losses will be reported as required under SFAS No. 115.

Note 7:                   Line of credit

The Company has a $500,000 short-term line of credit agreement with a commercial bank, secured by U.S. accounts receivable and inventories.  The line is guaranteed by the Company’s wholly owned subsidiary, Schmitt Measurement Systems, Inc.  Interest is payable at the bank’s prime rate plus 1.50% and expires on April 30, 2003.  At February 28, 2003 there was no balance outstanding on this line of credit while, as of May 31, 2002, $200,000 was outstanding.  There are certain covenants related to the earnings of the Company and the current ratio.  As of February 28, 2003 the Company was in compliance with the current ratio requirement but was in violation of the net income requirement.  As of February 28, 2003, the bank has waived its default rights with respect to this violation.

Management is currently seeking to renew the credit line beyond the April 30, 2003 maturity date.  Should the credit line not be renewed, Management will seek such an arrangement from other sources.  While management believes it could secure credit from another source, there is no guarantee this can be accomplished or, if it is accomplished, the terms will be as favorable as those under the current line of credit.

Note 8:                   Long-term deferred tax asset

The company has maintained a substantial deferred tax asset related to the expected realization of net operating loss carryforwards for Federal Income Tax purposes and other temporary differences between book and tax income.  The asset arose when the Company acquired the stock and therefore the net operating loss carryforwards of its wholly owned subsidiary, Schmitt Measurement Systems in 1996.  As the Company realizes Federal taxable income, the asset is used to reduce the Federal Income Tax expense reported in the Company’s earnings statement.  With the write-downs discussed earlier, it is likely the company will report a net loss for the current fiscal year and consequently will report net losses for each of the last three fiscal years.  As a result, management believed this asset should be written off and a charge of $636,006 was made.

Note 9:                   Segments of Business

Segment Information

	Nine Months Ended February 28,
	2003		2002
	Mechanical Components	Measurement Systems	Mechanical Components	Measurement Systems
Gross sales	$4,650,377	$1,419,564	$4,721,150	$952,520
Intercompany sales	$638,671	$13,864	$751,807	$4,764
Net sales	$4,011,706	$1,405,700	$3,969,343	$947,756

(Loss) from operations	$(279,400)	$(275,164)	$(218,445)	$(9,375)

Intercompany rent	$—	$22,500	$—	$22,500

Depreciation expense	$92,241	$44,214	$108,413	$38,737

Amortization expense	$15,000	$25,953	$15,000	$25,921

Capital expenditures	$38,403	$29,128	$78,604	$5,048

Geographic Information

	Nine Months Ended February 28,
Geographic Sales	2003	2002
North American Sales
United States	$3,014,700	$2,906,001
Intercompany	$15,950	$54,930
	$2,998,750	$2,851,071
Canada	$126,505	$130,983
Mexico	$23,676	$26,093
North America total	$3,148,931	$3,008,147

European Sales
Germany	$583,668	$710,529
Intercompany	$—	$212,506
Germany total	$583,668	$498,023

United Kingdom	$995,234	$833,112
Intercompany	$636,585	$489,135
United Kingdom total	$358,649	$343,977

Other European Sales	$718,070	$410,030

Total Europe	$1,660,387	$1,252,030

Asia	$472,802	$532,121
Others	$135,286	$124,801
	$5,417,406	$4,917,099

	Nine Months Ended February 28,
	2003		2002
	United States	Europe	United States	Europe
Income (loss) from operations	$(468,740)	$(85,824)	$(126,971)	$(100,849)

Depreciation expense	$124,760	$11,695	$133,154	$13,996

Amortization expense	$40,953	$—	$40,921	$—

Capital expenditures	$61,925	$5,606	$80,116	$3,536

Long-term Assets

	February 28, 2003	May 31, 2002
Segment:
Mechanical	$1,074,797	$2,191,973
Measurement	$663,385	$860,104

Geographic:
United States	$1,712,082	$3,021,905
Europe	$26,100	$30,172

Note – Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH

Note 10:                 Comprehensive (Loss)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Net (loss)	$(1,714,551)	$(64,664)	$(1,626,787)	$(245,208)

Other comprehensive (loss) income:
(Decrease) increase in fair market Value of long-term Investment investment, net of taxes	336,000	(345,000)	—	(1,073,000)

Foreign currency translation Adjustment	(68,293)	6,471	(64,743)	61,439

Total comprehensive (loss)	$(1,446,844)	$(403,193)	$(1,691,530)	$(1,256,769)

The long-term investment is classified as an “Available-for-sale security”.  As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of taxes, are included in Accumulated Other Comprehensive Income (Loss) and reported as a separate component of Other Comprehensive Income (Loss) in Stockholders’ Equity until realized.  The cumulative translation adjustment consists of unrealized gains/losses from translation adjustments on intercompany foreign currency transactions that are of a long-term nature.

Note 11:                                                  Stockholders’ Equity

Effective December 31, 2002, the Board of Directors of the Company approved a 1 for 3 reverse split of the Company’s Common Stock.  The Board was acting under the authority of the Company’s shareholders who approved the reverse split at their annual meeting held on October 5, 2001.  Stockholders of record on December 31, 2002, the effective date of the reverse stock split, received one share of Common Stock for every three shares of Common Stock held as of the effective date.  No fractional shares of common stock were issued as a result of the reverse stock split and each holder of the resulting fractional shares received a cash distribution for those fractional shares.  All share amounts have been adjusted, where applicable, to reflect this reverse split.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2003 and May 31, 2002 and its results of operations and its cash flows for the three and nine-month periods ended February 28, 2003 and 2002.  Operating results for the nine-month period ended February 28, 2003 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2003.

RESULTS OF OPERATIONS

Three months ended February 28, 2003 and 2002:

Sales in the third quarter of fiscal 2003 increased to $1,621,763 versus $1,452,643 in the same period last year, with sales in the Balancer segment increasing while those in the Measurement segment were decreasing slightly.  Worldwide sales of Balancer products were $1,327,070 in the third quarter of fiscal 2003 compared to $1,151,103 for the same period last year with sales in the North American and European markets increasing by 2% and 54% respectively and sales in the Asian markets decreasing 6% from prior year levels for the same period.  Measurement product sales totaled $294,693 in the third quarter of fiscal 2003 compared to $301,540 in the third quarter of fiscal 2002.

The global economic slowdown has impacted the Balancer segment sales over the past few fiscal quarters through reduced demand.  Beyond that, there are no other specific or quantifiable reasons for the decline in sales.  The Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  Over the past several months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry as reasons for their reduced ordering activity.  Customers are seeing lack of demand for their products and as a result their demand for Schmitt Dynamic Balancing Systems has declined in recent fiscal periods.  After considering these factors, Management reviewed inventories of the Balancer segment in terms of quantities on hand and projected sales volumes.  As a result of this analysis, Balancer inventories in the amount of $14,879 were considered to exceed expected sales volumes in the next several months and consequently were written off.

The primary target markets for Measurement products have historically been disk drive and silicon wafer manufacturers.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries.  Over the past several months, this information has discussed at length declining demand for and sales of the products of those two industries and have generally defined industries that are in a severe recession.  Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase measurement products due to their lack of a capital budget.  Therefore, sales to customers in these industries can be very cyclical. After considering these factors, Management reviewed inventories of the Measurement segment in terms of quantities on hand and projected sales volumes.  As a result of this analysis, Measurement inventories in the amount of $383,112 were considered to exceed expected sales volumes in the next several months and consequently were written off.

Third quarter cost-of-sales increased to 70% of sales versus 41% in the same period last year.  Most of the increase was due to inventory writedowns of $14,879 in the balancer segment and $383,112 in the measurement industry segment.  When excluding these writedowns, cost of sales as a percentage of sales was 45% compared to 41% for the same period in the prior fiscal year.  Cost-of-sales of Balancer products was 49% (when excluding the inventory write-down) and 47% for the three months ended February 28, 2003 and 2002 respectively while the cost of sales percentage of Measurement products was 29% (when excluding the inventory write-down) for the third quarter of fiscal 2003 versus 17% in the same period last year.  The increase in the Balancer segment was due to the higher proportion of sales in Europe, where competitive market conditions generally result in lower sales prices and therefore higher cost of sales.  The increase in the cost of sales in the Measurement segment was due to the product sales mix.

Third quarter general, administrative and R&D expenses totaled $1,066,825 versus $920,729 for the same period last year.  As a percentage of revenues, operating expenses (including R&D) during the third quarter of fiscal 2003 were 66% compared to 63% for the same period last year.  The reason for the increase in dollars was due to the higher sales and an increase in payroll costs at the Acuity Research subsidiary.  The costs at Acuity increased due to the hiring of engineering staff to develop additional products that would expand upon the Acuity patented technology and a marketing manager to improve sales and marketing techniques.

Schmitt Industries owns 1,375,716 shares or slightly less than 10% of the outstanding shares of Air Packaging Technologies, Inc.  Under Statement of Financial Accounting Standards No. 115 (SFAS no. 115), the investment has been classified as “Available-for-sale securities” and, as required under that statement, all unrealized gains and losses have been included in Accumulated Other Comprehensive Loss and reported as a separate component in Stockholders’ Equity.  SFAS no. 115 also requires that when the fair market value of an “Available-for-sale Security” falls below historic cost, the enterprise must determine if the decline is other than temporary.  If it is determined the decline is in fact other than temporary, a nonoperating charge should be taken in the income statement.  The fair market value of that investment has been below the historic cost since May 31, 2002.  Each fiscal quarter, Management conducts an analysis of this investment to determine if any decline in the value below acquisition cost is “other than temporary”.  Several factors are reviewed, with the most significant business prospects, financial results and the ability of Air Packaging to raise capital.  After considering the above factors along with several others, Management reached the conclusion the decline was “other than temporary and the decision was made to write-down its investment to the closing price of that company’s common stock on the over-the-counter market on February 28, 2003. Accordingly, a non-operating charge in the amount of $564,000 for the write-down of the investment in Air Packaging will be included in the financial results for the fiscal quarter ended February 28, 2003.

The company has maintained a substantial deferred tax asset related to the expected realization of net operating loss carryforwards for Federal Income Tax purposes and other temporary differences between book and tax income.  The asset arose when the Company acquired the stock and therefore the net operating loss carryforwards of its wholly owned subsidiary, Schmitt Measurement Systems in 1996.  As the Company realizes Federal taxable income, the asset is used to reduce the Federal Income Tax expense reported in the Company’s earnings statement.  With the write-downs discussed earlier, it is likely the company will report a net loss for the current fiscal year and consequently will report net losses for each of the last three fiscal years.  As a result, management believed this asset should be written off and a charge of $612,006 was made for the three months ended February 28, 2003.

Management believed it was prudent to provide an allowance for potential uncollectible accounts receivable.  Therefore, an allowance in the amount of $24,060 (2% of the outstanding balance) has been provided for as of February 28, 2003.

On August 7, 2002 the Company and Vanteck Technology Corp. (VRB) announced through a press release that the two companies had entered into a Joint Venture Agreement to collaboratively integrate, manufacture and market stationary applications of the VRB Power Battery System for the residential and light commercial markets.  During the three months ended February 28, 2003 the two companies mutually determined the commercialization of the products would not be viable for at least two years.  Therefore, the two companies mutually agreed to cease any activities on the joint venture of a minimum of two years.  The Company has not incurred any significant costs and the Joint Venture was never formally consummated.

Sales by the foreign subsidiaries totaled $538,785 for the most recent quarter versus $323,085 for the same quarter last year.  Marketing initiatives begun in the prior fiscal year in Europe are believed to be the reason for the increased in sales.

In the three-month period ended February 28, 2003, the net loss was $1,714,551 compared to a net loss of $64,664 for the same period last year.  Three-month net loss per share was $.69 and $.03 for the three months ended February 28, 2003 and 2002 respectively.

Nine months ended February 28, 2003 and 2002:

Sales in the nine months ended February 28, 2003 increased to $5,417,406 versus $4,917,099 in the same period last year, with increases of 1% in the Balancer segment and 48% in the Measurement segment.  Worldwide sales of Balancer products were $4,011,706 and $3,969,343 for the nine months ended February 28, 2003 and 2002 respectively, with sales 8% lower in both the North American and Asian markets but higher in the European market by 25%.  While sales appear to have stabilized in the past few months, there is no certainty this trend will continue in all geographic markets.  Measurement product sales totaled $1,405,700 and $947,756 for the nine months ended February 28, 2003 and 2002 respectively.

Although there has been some improvement in revenues in comparison to the same period in the prior fiscal year, business activity continues to be affected by the slowdown in the global economy.  The Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world.  Sales staff, representatives and distributors throughout these geographic areas spend a large amount of time with the targeted customers.  Over the past twelve months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry as reasons for their reduced ordering activity. After considering these factors, Management reviewed inventories of the Balancer segment in terms of quantities on hand and projected sales volumes.  As a result of this analysis, Balancer inventories in the amount of $14,879 were considered to exceed expected sales volumes in the next several months and consequently were written off.

The primary target markets for Measurement products have historically been disk drive and silicon wafer manufacturers.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for measurement products by these targeted industries.  Over the past several months, this information has discussed at length declining demand for and sales of the products of those two industries and has generally defined industries that are in a severe recession.  Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase measurement products due to their lack of a capital budget.  Therefore, sales to customers in these industries can be very cyclical. After considering these factors, Management reviewed inventories of the Measurement segment in terms of quantities on hand and projected sales volumes.  As a result of this analysis, Measurement inventories in the amount of $383,112 were considered to exceed expected sales volumes in the next several months and consequently were written off.

For the nine months ended February 28, 2003, cost-of-sales increased to 49% of sales versus 42% in the same period last year.  Most of the increase was due to inventory writedowns of $14,879 in the Balancer segment and $383,112 in the Measurement segment.  When excluding these writedowns, cost of sales as a percentage of sales was 42% and equal to the percentage for the same period in the prior fiscal year.  Cost-of-sales of Balancer products was 48% (when excluding the inventory write-down) and 46% for the nine months ended February 28, 2003 and 2002 respectively while the cost of sales percentage of Measurement products was 25% (when excluding the inventory write-down) for the nine months ended February 28, 2003 versus 26% in the same period last year.  The increase in the Balancer segment was due to the higher proportion of sales in Europe, where competitive market conditions generally result in lower sales prices and therefore higher cost of sales.  The decrease in the cost of sales in the Measurement segment was due to the product sales mix.

General, administrative and R&D expenses totaled $3,293,960 for the nine months ended February 28, 2003 versus $3,075,176 for the same period last year.  As a percentage of revenues, operating expenses (including R&D) during the nine months ended February 28, 2003 were 61% compared to 63% for the same period last year.  The reason for the increase in dollars was due to the higher sales and an increase in payroll costs at the Acuity Research subsidiary.  The costs at Acuity increased due to the hiring of engineering staff to develop additional products to expand the Acuity patented technology and a marketing manager to improve sales and marketing techniques.

Sales by the foreign subsidiaries totaled $1,490,351 for the most recent nine month period versus $1,153,318 for the same period last year.  Marketing initiatives begun in the prior fiscal year in Europe are believed to be the reason for the increased in sales.

Schmitt Industries owns 1,375,716 shares or slightly less than 10% of the outstanding shares of Air Packaging Technologies, Inc.  Under Statement of Financial Accounting Standards No. 115 (SFAS no. 115), the investment has been classified as “Available-for-sale securities” and, as required under that statement, all unrealized gains and losses have been included in Accumulated Other Comprehensive Loss and reported as a separate component in Stockholders’ Equity.  SFAS no. 115 also requires that when the fair market value of an “Available-for-sale Security” falls below historic cost, the enterprise must determine if the decline is other than temporary.  If it is determined the decline is in fact other than temporary, a nonoperating charge should be taken in the income statement.  The fair market value of that investment has been below the historic cost since May 31, 2002.  Each fiscal quarter, Management conducts an analysis of this investment to determine if any decline in the value below acquisition cost is “other than temporary”.  Several factors are reviewed, with the most significant business prospects, financial results and the ability of Air Packaging to raise capital.  After considering the above factors along with several others, Management reached the conclusion the decline was “other than temporary and the decision was made to write-down its investment to the closing price of that company’s common stock on the over-the-counter market on February 28, 2003. Accordingly, a non-operating charge in the amount of $564,000 for the write-down of the investment in Air Packaging will be included in the financial results for the fiscal quarter ended February 28, 2003.

The company has maintained a substantial deferred tax asset related to the expected realization of net operating loss carryforwards for Federal Income Tax purposes and other temporary differences between book and tax income.  The asset arose when the Company acquired the stock and therefore the net operating loss carryforwards of its wholly owned subsidiary, Schmitt Measurement Systems in 1996.  As the Company realizes Federal taxable income, the asset is used to reduce the Federal Income Tax expense reported in the Company’s earnings statement.  With the write-downs discussed earlier, it is likely the company will report a net loss for the current fiscal year and consequently will report net losses for each of the last three fiscal years.  As a result, management believed this asset should be written off and a charge of $636,006 was made for the nine-months ended February 28, 2003.

Management believed it was prudent to provide an allowance for potential uncollectible accounts receivable.  Therefore, an allowance in the amount of $24,060 (2% of the outstanding balance) has been provided for as of February 28, 2003.

On August 7, 2002 the Company and Vanteck Technology Corp. (VRB) announced through a press release that the two companies had entered into a Joint Venture Agreement to collaboratively integrate, manufacture and market stationary applications of the VRB Power Battery System for the residential and light commercial markets.  During the nine months ended February 28, 2003 the two companies mutually determined the commercialization of the products would not be viable for at least two years.  Therefore, the two companies mutually agreed to cease any activities on the joint venture of a minimum of two years.  The Company has not incurred any significant costs and the Joint Venture was never formally consummated.

For the nine-month period ended February 28, 2003, the net loss was $1,626,787 with the net loss per share of $.66 compared to a net loss of $245,208 or $.10 per share for the same period last year

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 7.4 to 1 at February 28, 2003 compared to 5.7 to 1 at May 31, 2002.  As of February 28, 2003 the Company had $217,400 in cash compared to $447,679 at May 31, 2002.

During the nine-months ended February 28, 2003, cash provided from operating activities amounted to $338,955 with the changes described as follows:

•                  The net loss for the nine-months ended February 28, 2003 of $1,626,787 plus five non-cash items: depreciation and amortization of $177,408, the write-down of the long-term investment of $564,000, the write-down of the excess inventory quantities of $397,991, the increase in the valuation allowance for the deferred tax asset of $636,006 and the provision for doubtful accounts of $24,060.

•                  Accounts receivable used cash as the balance increased by $71,299 (exclusive of the allowance for doubtful accounts) to a February 28, 2003 balance of $1,182,275 compared to $1,135,036 at May 31, 2002. At February 28, 2003, $24,060 in accounts receivable were considered a doubtful collection and therefore a reserve in that amount has been provided for.  The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•                  Inventories decreased $14,247 (exclusive of the inventory write-downs of $397,991) to a February 28, 2003 balance of $2,795,884compared to $3,208,122 at May 31, 2002.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                  Prepaid expenses increased by $11,291 due to the addition of prepaid trade show costs less the amortization of several items including prepaid trade show costs, professional fees and various business and life insurance costs.

•                  Income taxes receivable declined by $99,777 with $125,887 received from Federal and local tax refunds less $26,110 in State and local estimated tax payments made during the nine-months ended February 28, 2003.

•                  Trade accounts payable increased by $166,500 with the increase due to increased purchasing activities of the Balancer segment and an extension of payment terms from thirty to forty-five days.

•                  Other accrued liabilities (including commission, payroll items and other accrued expenses) decreased by $31,657.

During the nine months ended February 28, 2003, net cash used in investing activities was $63,519, consisting of net additions to property and equipment.  Net cash used in financing activities amounted to $440,972, which consists of repayments of long-term debt of $240,681, repayment on the credit line of $200,000 and repurchases of common stock $291.

The following summarizes contractual obligations at February 28, 2003 and the effect on future liquidity and cash flows:

Years Ending November 30,	Capital Lease Obligations	Operating Leases	Total Contractual Obligations
2003	$33,905	$101,572	$135,477
2004	5,876	41,676	47,552
2005		15,424	15,424
2006		5,005	5,005
Total	$39,781	$163,677	$203,458

The Company’s $500,000 short-term line of credit agreement with a commercial bank expires on April 30, 2003.  Management is currently seeking to renew the credit line beyond the April 30, 2003 maturity date.  Should the credit line not be renewed, Management will seek such an arrangement from other sources.  While management believes it could secure credit from another source, there is no guarantee this can be accomplished or, if it is accomplished, the terms will be as favorable as those under the current line of credit.

Specific business challenges faced by the Company over the past few years have had a negative impact on operations and liquidity.  Management has responded to these challenges by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products.  As a result of these efforts, Management believes its cash flows from operations, available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2003. However, in the event the Company fails to achieve its operating and financial goals for fiscal 2003, management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of additional cost cutting measures, increased borrowings from existing credit facilities or entering into additional borrowing arrangements collateralized by assets.

Business Risks

This report includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates,” or “hopes,” or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. For example, this section contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described in the following paragraphs. Among these factors are the following:

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

Demand for Company products may change:

For several months, the Company has experienced soft market demand for its Balancer products.  While specific reasons are difficult to pinpoint, these can generally be attributed to worldwide economic conditions, specifically those in the grinding machine industry, the primary market for the Company’s Balancer products.  Based upon analysis by management and the sales staff, the decline in sales does not appear to arise from the customer base shifting to competitor products.

Management has responded to these soft market conditions in several ways.  First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore devote a significant part of its R&D efforts in Fiscal 2003 and 2004 toward developing products that will both broaden the scope of products offered to the current customer base plus offer products for new markets thereby reducing the reliance on historic markets.  Second, management initiated a restructuring plan in Europe in the fourth fiscal quarter of 2001 that was intended to increase worldwide operating efficiency.  All engineering design and manufacturing operations are now consolidated in the United States, a step that has reduced operating costs.  In addition, all European operations are now focused totally on marketing and sales.  Finally, management will continue to evaluate all operating costs and seek to reduce costs where necessary.

The Measurement segment has relied heavily upon sales to disk drive and silicon wafer manufacturers.  Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions continued into Fiscal 2003. Disk drive demand is largely tied to and dependent upon demand for personal computers.  In Fiscal 2002, personal computer manufacturers warned of lower sales expectations and many initiated actions to significantly reduce costs.  These soft market conditions have continued into Fiscal Years 2002 and 2003.  Consequently, demand for drives has fallen and operations of those companies have suffered with one result being reduced capital spending.  This has resulted in minimal demand for and sporadic sales of the Company’s TMS products.  Industry forecasts are for these conditions to continue in the foreseeable future.

The semiconductor industry is also currently facing a down cycle. Beginning in Fiscal 2002 the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth and these conditions continued into Fiscal 2003.  The result is similar to disk drive manufacturers in that capital spending has declined significantly and consequently so has demand for and sales of the Company’s wafer products.  Forecasts for that industry are for improvements in market conditions to begin sometime in calendar 2003, although there is no certainty those improvements will occur during that time period.

Management will continue to market these products to these historic markets as it appears no other technology has been introduced that would make the TMS products technologically obsolete.  There is the belief that once market conditions improve in the disk drive and silicon wafer markets, demand for the Company’s products and technology will increase although most likely not to historic levels.  Also, there are other uses for the Company’s laser light scatter technology and efforts will be directed toward the R&D efforts to develop new products and introduce them to the marketplace.

New products may not be developed to satisfy changes in consumer demands:

The failure to develop new technologies, or react to changes in existing technologies, could materially delay development of new products, which could result in decreased revenues and a loss of market share to competitors. Financial performance depends on the ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis.  New product opportunities may not be identified and developed and brought to market in a timely and cost-effective manner.  Products or technologies developed by other companies may render products or technologies obsolete or noncompetitive or a fundamental shift in technologies in the product markets could have a material adverse effect on the Company’s competitive position within historic industries.

Failure to protect intellectual property rights could adversely affect future performance and growth:

Failure to protect existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights.  The Company relies on patent, trade secret, trademark and copyright law to protect such technologies.  There can be no assurance that any of the Company’s U.S. patents will not be invalidated, circumvented, challenged or licensed to other companies.

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

Fluctuations in quarterly and annual operating results make it difficult to predict future performance:

Quarterly and annual operating results are likely to fluctuate in the future due to a variety of factors, some of which are beyond management’s control. As a result of quarterly operating fluctuations, it is important to realize quarter-to-quarter comparisons of operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

The Company may not be able to reduce operating costs quickly enough if sales decline:

Operating expenses are generally fixed in nature and largely based on anticipated sales.  During the second quarter of Fiscal 2002 and the third quarter of Fiscal 2003, Management responded to declining sales by instituting an expense reduction programs that significantly reduced the break-even sales point.  However, should sales decline, there is no guarantee management could take actions that would further reduce operating expenses in either a timely manner or without seriously impacting the operations of the Company.

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

The limited duration of the bank credit agreement could impact future liquidity:

The short-term credit line expires on April 30, 2003 and there is no guarantee the arrangement will be renewed beyond that date.  Should the credit line not be renewed, Management would seek such an arrangement from other sources.  While management believes it could secure credit from another source, there is no guarantee this can be accomplished or, if it is accomplished, the terms will be as favorable as those under the current line of credit.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 28, 2003.  However, the Company is exposed to interest rate risk.  The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s cash equivalents as well as interest paid on debt.

The Company has a line of credit whose interest rate is based on various published prime rates that may fluctuate over time based on economic changes in the environment.  The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate.  The Company does not expect any change in the interest rates to have a material adverse effect on the Company’s results from operations.

Foreign Currency Risk

The Company operates subsidiaries in the United Kingdom and Germany.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  To date, the foreign currency exchange rates have not significantly impacted the Company’s profitability.

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

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings – None
Item 2.	Changes in Securities – None
Item 3.	Default Upon Senior Securities – None
Item 4.	Submission of Matters to a Vote of Security Holders – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	4/14/2003	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	4/14/2003	/s/ Robert C. Thompson
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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 14, 2003	/s/ Wayne A. Case
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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 14, 2003	/s/ Robert C. Thompson
Robert C. Thompson, Chief Financial Officer/Treasurer