Form 10-K
period 2003-05-31
SCHMITT INDUSTRIES INC
filed 2003-08-27
CIK 922612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended: May 31, 2003

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
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - no par value
(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of August 1, 2003, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant was $2,451,975 based on the closing sales price of the registrant’s Common Stock on the Nasdaq SmallCap Market.  On that date, there were 2,478,924 shares of Common Stock outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.  Business

Introduction

The Company (an Oregon corporation) designs, assembles and markets computer-controlled balancing equipment primarily to the machine tool industry.  Through its wholly owned subsidiaries, Schmitt Measurement Systems, Inc. (“SMS”), an Oregon corporation and Acuity Research Incorporated (“ARI”), a California corporation, the Company designs, manufactures and markets precision laser measurement systems. The Company also sells and markets its products in Europe through its wholly owned subsidiaries, Schmitt Europe Ltd. (“SEL”), located in the United Kingdom and Schmitt Europa GmbH (“SEG”), located in Germany.  The Company’s executive offices are located at 2765 N.W. Nicolai Street, Portland, Oregon 97210, and its telephone number is (503) 227-7908.

Balancing Products

The Company’s principal product is the Schmitt Dynamic Balance System (the “SBS System”), consisting of a computer control unit, sensor, spindle-mounting adapter, and balance head.  It is designed to be an inexpensive, yet highly accurate, permanent installation on grinding machines. The Company acquired its original balancing equipment technology pursuant to a series of agreements from 1987 through 1991 and substantially enhanced and advanced the patented technology since that time.  Since inception the targeted customer base has been operators of grinding machines.

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

Machine Tool Builders - These companies design and manufacture a variety of cylindrical, surface and specialty application grinding machines.  SBS Systems are distributed to a variety of world markets through OEM (original equipment manufacturer) accounts, where a special pricing (20% discount) is offered to the machine builder incorporating the SBS System into its machine.

Examples of some well-known worldwide machine tool builders who have offered and/or installed the SBS System include ANCA (Australia), Blohm Incorporated (U.S.), Blohm GmbH (Germany),

Capco Machinery (U.S.), Cincinnati Milacron (U.S.), Ecotech/SMTW (China/U.S.), Gleason Works (U.S.), Litton IAS/Landis Grinding (U.S.), Micron Machinery Limited (Japan/U.S.), Normac Incorporated (U.S.), NTC Toyama America (U.S./Japan), Okomoto (Japan), Okuma Machine (Japan), Shigiya Machine (Japan), Sumitomo Heavy Industry (Japan), CETOS Hostivar (Czech Republic), TOS Holice (Czech Republic), Toyoda Machine (Japan) and Weldon Machine Tool (U.S.).  The Company currently sells its products directly to most of the major machine rebuilders in the U.S. and Western Europe.

Machine Tool Rebuilders – These customers, found in all industrial nations, develop their business by offering to completely update and refurbish older machine tools. These rebuilders typically tear the old machine apart and install new components, such as the SBS System.  The Company currently sells its products directly to major machine rebuilders in the U.S. and Western Europe.

Grinding Machine Users - These end users become aware of the SBS System through trade shows, trade magazine advertising, distributors, field representatives, referrals and new machine suppliers.  The Company’s business is conducted worldwide with some better known customers including: Black & Decker, Briggs and Stratton, Caterpillar Inc., Daewoo International Corp., Eaton Corporation, Ford Motor Company, General Electric Corp., General Motors, Ingersoll Rand, Sumitomo Heavy Industries, Texas Instruments, The Timken Company, Torrington, TRW Automotive Components and Westinghouse Electric Corp.

The acquisition of SEG added the internal spindle, ring and water balancer designs to the Company’s product line.  These proven designs allow Schmitt to provide products to a broad range of machine applications.

In Fiscal 2003, 2002 and 2001, net sales of the Company’s balancing products totaled $5,481,010, $5,275,556 and $6,030,030 respectively.  Net sales of balancing products accounted for 74% of the Company’s revenue in Fiscal 2003, 77% in Fiscal 2002 and 80% in Fiscal 2001.  See Note 9 to Consolidated Financial Statements.

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

Water balancers are the oldest on the market and are employed in the SEG-installed systems.  They require expensive plumbing and water chambers to be machined into the wheel hub while the SBS System does not.  They are currently priced about 1.25 times the level of the SBS System.  To install these systems, the grinding machines must be disassembled and parts remachined or replaced within the spindle assembly.  This can take two days, far longer than required to install the SBS system.  The water system is “tuned” or “calibrated” to the machine by a factory service technician while the SBS system can be installed by the operator.  Water systems work at mid- and high-speeds but cannot balance in low rpm environments while SBS products work in both environments.  Water systems require periodic monitoring while the SBS systems require little or no operator monitoring.

The SBS System list price is generally $7,995 worldwide.  Competitors’ electromechanical systems are priced at $8,000 to $10,000 worldwide while water balancers are priced at $9,000 to $11,000 worldwide.  Management market surveys indicate customers perceive the value of an automatic balancer to be approximately $8,000; therefore, Company pricing is geared to obtaining a dominant market position and meeting competitive supplier prices.  The market strategy is to establish the SBS System as the foremost product with the best quality, reliability and performance and superior economic value.

Measurement Products

The Company manufactures and markets a line of laser-based, precision measurement systems and operates a precision laser light scatter measurement laboratory.  Light scatter technology involves using lasers, optics and detectors to throw a beam of light on a material sample and record its reflection/transmission.  Analysis of information can determine material characteristics such as surface roughness, defects and dimensional sizing without introducing contaminants and causing changes to the tested material.  The principal products are laser-based measurement products and technology applicable to both industrial and military markets.  The Company has used patents, patent applications, trademarks and other proprietary technology to focus marketing efforts on industrial markets, including electronics, computer disk and silicon wafer manufacturers.

There are four product lines: laser-based light-scatter measurement, dimensional sizing, research and other laser alignment products and a light-scatter measurement laboratory.

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

The original TMS-2000 (Texture Measurement System) product, the world’s fastest and most accurate non-contact texture measurement system, revolutionized disk-manufacturing technology.  The product (used on aluminum substrates) is currently used worldwide by most major disk drive manufacturers and provides fast, accurate and repeatable microroughness measurements and quadruples production throughput when compared to other testing devices.  Surface roughness can now be measured to levels below 0.5 Angstroms (the point of a needle is one million Angstroms in diameter).

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

Dimensional Sizing Products:

ARI develops and assembles laser distance sensors for industrial and OEM use. Applications include steel casting, paper production, medical imaging, crane control and micron-level part and surface inspection.  Presently, there are four product lines: the AR4000 distance measurement sensor, the AR4000 Line Scanner and the AR600 and AR200 series of triangulating laser displacement sensors.

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

The AR600 series is a family of triangulating laser displacement sensors with excellent accuracy and sensitivity.  The sensor projects a beam of visible laser light that creates a spot on the target surface. Reflected light from the surface is viewed from an angle by a line scan camera and the target’s distance is computed from the image pixel data. The line includes 11 models measuring displacements from 1/8” to 50” and accuracy’s down to .00015” (4 microns). They can operate on all types of surfaces at speeds up to 1250 samples/second.  The product is extremely sensitive and can detect glass and liquid surfaces and also detect multiple surfaces of transparent materials, allowing great flexibility in specialized applications.

The AR200 line is Acuity Research’s most compact series of triangulating laser displacement sensors. Four models cover metric measurement ranges from six to fifty millimeters.  All models boast a 1/500 accuracy rating for measurements within twelve microns.  The AR200 sensor is the only sensor of its kind to feature pushbutton selection of output signals.  All models are standard with Analog, Limit Switch and Serial outputs.  The AR200 sensors, much like the longer-range AR600 sensors, project a beam of visible laser light that creates a spot on the target surface. Reflected light from the surface is viewed from an angle by a line scan camera and the target’s distance is computed from the image pixel data.  The AR200-6M, -12M, -25M and -50M have ranges in millimeters that match their model number.  The AR200 displacement sensor can not be overloaded and measures accurately even when a mirror reflects the entire light beam back to the detector.

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

In Fiscal 2003, 2002 and 2001, net sales of Measurement products totaled $1,938,511, $1,599,103 and $1,550,124 respectively and accounted for 26%, 23% and 20% of the Company’s total sales in Fiscal 2003, 2002 and 2001 respectively.

Business and Marketing Strategy

The Company designs, assembles and markets all of its products with operations divided into a number of different areas.  The Vice President of Operations directs SBS System production, and is responsible for all assembly, purchasing and production engineering as well as the technical services division that provides technical support to customers.  The President/CEO directs the production, assembly, purchasing, engineering and technical services functions for the SMS and ARI product lines.  The Product Marketing Division, managed by the President/CEO, is responsible for the sale of SBS System products.  Two Marketing Managers are responsible for domestic sales while a third is responsible for sales in Mainland China, Taiwan and Korea.  The Company also has one person who performs field service/sales.  The President/CEO is responsible for European sales and oversees the efforts of the European Marketing Manager who is headquartered in the United Kingdom.  Finally, there is a research and development group supervised directly by the President/CEO and the Vice President of Operations.

The Company markets and sells the SBS System in a variety of ways.  First, are the channels provided by independent manufacturer’s representatives and distributors.  There are currently approximately 25 individuals and/or organizations in the United States acting in one of these capacities. Independent sales agents are paid a 10% commission; distributors are sold products at a 15% discount.

Second, worldwide trade shows have proven to be an excellent source of business.  Company representatives, usually one or more of the Marketing Managers and/or the President/CEO, attend these events along with local Company representatives.  These individuals operate a display booth featuring an SBS System demonstration stand and product and technical literature.  Representatives from all facets of the Company’s target markets attend these trade shows.

Third, original equipment manufacturers (OEMs) include the SBS System on the machine tools they produce. Users thus purchase the SBS System concurrently with the machine tools. Conversely, end users of grinding machines that have purchased the SBS system directly from the Company, and after enjoying the benefits of the products, often request that SBS products be included with the new equipment they order from OEMs. The SBS Systems are often installed by machine builders prior to displaying their own machine tools at various trade shows, becoming endorsements that prove beneficial to the Company’s sales efforts.

In the United States, most products are shipped directly to customers from the Company’s distribution center in Portland, Oregon.  Where the Company has distributors, the product is shipped to the distributor, who in turn pays the Company directly and then delivers and installs the product for the end user.  European distribution to customers is handled by shipping the product directly from the Company’s Portland headquarters to the European subsidiaries, who in turn sell and distribute the products.

Similar to the parent company, SMS uses a variety of methods to market and sell its measurement products.  First, a Marketing Manager, under the direction of the President/CEO, directs the overall worldwide marketing efforts.  Second, the Company uses an independent manufacturer’s representative group to market and sell products to various customers in the Western United States. That group is paid a 20% commission on units they are responsible for selling.  Third, the Company has a nonexclusive distribution agreement with a company in Japan for the promotion and sale of SMS products in Japan, Korea, Malaysia, Singapore, the Philippines and Taiwan. Fourth, trade shows represent a significant amount of marketing/sales effort.  The President/CEO attends these events along with various Company representatives.  These individuals operate a display booth featuring SMS product demonstrations and product and technical literature.  Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows.  Finally, one of the best marketing channels is the testing laboratory.  Once customers see the capabilities of the technology, it can lead to orders for the Company’s laser based light scatter measurement products.

All SMS products are assembled in the Portland, Oregon facility and shipped worldwide directly to customers.

Acuity exclusively markets and sells its measurement products through a worldwide network of manufacturer’s representatives and distributors.  The Marketing Manager of ARI, under the direction of the Company’s President/CEO, directs the overall marketing efforts.  There are seven representatives in North America and seven located in countries throughout the world.  The United States representatives receive a 15% commission while the foreign representatives receive a 25% commission on all units they sell. Management of both the Company and ARI will also attend trade shows where the products are displayed and demonstrated.  All ARI products are assembled in the Menlo Park, California facility and shipped worldwide directly to customers.

The SBS, SMS and ARI customer bases consist of over 250, 200 and 300 companies respectively.

Manufacturing

There are no unique sources of supply or raw materials in any product lines.  Essential electronic components, available in large quantities from various suppliers, are assembled into the Balancing and Measurement electronic control units under the Company’s quality and assembly standards.  Company-owned software and firmware are coupled with the electronic components to provide the basis of the Company’s various electronic control units.  Management believes several supply sources exist for all electronic components and assembly work incorporated into its electronic control systems.  The primary outside supplier of electronic assemblies is Vanguard EMS of Beaverton, Oregon, a custom supplier of assembled electronic products for several Pacific Northwest companies.  In the event of supply problems, the Company believes that two or three alternatives could be developed within 30 days to supplement or replace Vanguard.

Mechanical parts for the Company’s products are produced by high quality CNC machine shops.  The Company is not dependent on any one supplier of mechanical components.  Principal suppliers of components for the Company’s products include MacKay Manufacturing of Spokane, Washington; OEM Manufacturing of Corvallis, Oregon; Eagle Industries of Newberg, Oregon; and Forest City Gear of Roscoe, Illinois.

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

In November 1996, the Company’s Quality Control Program received full ISO-9001 certification.  This certification was renewed in November 2002.

Proprietary Technology

The Company’s success depends in part on its proprietary technology, which the Company attempts to protect through patents, copyrights, trademarks, trade secrets and other measures.

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

“SBS” and “SMS” are registered trademarks and are affixed to all products and literature created in the Company’s balancer and measurement product lines, respectively.

The Company manufactures its SBS products under copyright protection in the U.S. for electronic board designs.  Encapsulation of the finished product further protects the Company’s technologies including software.

The Company also relies upon trade secret protection for its confidential and proprietary information.  There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company’s trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

While the Company pursues patent, trademark, trade secret and copyright protection for products and various marks, it also relies on know-how and continuing technology advancement, manufacturing capabilities, affordable high-quality products, new product introduction and direct marketing efforts to develop and maintain its competitive position.

Product Development

In Fiscal 1997, the Company began a research and development program to expand the product lines and capabilities of SBS and SMS products.  That policy has been incorporated into the operations of ARI as well.  The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments.  Since that Fiscal year, the Company has continued to develop the following new balancing and laser measurement products.

The SB-4500 unit is now a multi-function unit providing the versatility to control several activities including all of Schmitt’s balancer products.  It controls balancing in applications with speeds ranging from 300 to 30,000 rpm compared to a range of 500 to 10,000 rpm with the prior Schmitt product.  Vibrations are measured to 0.02 microns or 0.75 millionths of an inch, a ten-fold performance improvement over the prior control unit.  It also allows customers to balance their grinding machines faster, reducing costly down time and increasing factory throughput. This generation of computer control allows the future addition of new Schmitt products.

The AEMS (Acoustical Emissions Monitoring System) is controlled by the SB-4500 unit and monitors the customers’ dressing and grinding processes by direct measurement of machine-generated acoustic signals.  By monitoring the high frequency sound signal generated by contact between the wheel and work piece, the system automatically determines when wheel contact is made.  Users can eliminate the “gap” time from their grinding process and also automatically detect the beginning of a wheel “crash” and immediately signal the grinder to stop before real damage occurs.  The benefits of the AEMS product to the customer include time savings from quick and easy setups, improved dressing and grinding processes, and elimination of expensive part and machine damage.

The disk drive industry presented the Company with the challenge of developing the technology and products to measure the surface roughness of glass substrates. Existing SMS technology was modified to produce the required light scatter information to provide the necessary measurements.  The engineering staff developed the DUV (Deep Ultra-violet light) technology to measure surface microroughness of glass substrates to the same precise levels as existing products and at levels required by the industry. This technology compliments existing products and provides the Company the ability to supply solutions for all media used by the disk drive industry.

During Fiscal 2003, 2002 and 2001, the Company’s research and development expense totaled $192,686, $217,444 and $327,474 respectively.

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

•                  The Company may not be able to reduce operating costs quickly enough if sales decline.

•                  The Company maintains a significant investment in inventories in anticipation of future sales.

•                  The lack of a line of credit agreement could impact future liquidity.

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

Demand for Company products may change:

For several months, the Company has experienced soft market demand for its Balancer products.  While specific reasons are difficult to pinpoint, the low demand can generally be attributed to worldwide economic conditions, specifically those in the grinding machine industry, the primary market for the Company’s Balancer products.  Based upon analysis by management and the sales staff, the decline in sales does not appear to arise from the customer base shifting to competitor products.

Management has responded to these soft market conditions in several ways.  First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore continue to devote a significant part of its R&D efforts in Fiscal 2004 and 2005 toward developing products that will both broaden the scope of products offered to the current customer base plus offer products for new markets thereby reducing the reliance on historic markets.  Second, management initiated a restructuring plan in Europe in the fourth Fiscal quarter of 2001 that was intended to increase worldwide operating efficiency.  All engineering design and manufacturing operations are now consolidated in the United States, a step that has reduced operating costs.  In addition, all European operations are now focused totally on marketing and sales.  Finally, management will continue to evaluate all operating costs and seek to reduce costs where necessary.

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

Management will continue to market these products to these historic markets as it appears no other technology has been introduced that would make the TMS products technologically obsolete.  There is the belief that once market conditions improve in the disk drive and silicon wafer markets, demand for the Company’s products and technology will increase although most likely not to historic levels.  Also, management believes there are other uses for the Company’s laser light scatter technology and continues to evaluate R&D efforts to develop new products and introduce them to the marketplace.

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

Failure to protect intellectual property rights could adversely affect future performance and growth:

Failure to protect existing intellectual property rights may result in the loss of valuable technologies or paying other companies for infringing on their intellectual property rights.  The Company relies on patent, trade secret, trademark and copyright law to protect such technologies.  There is no assurance any of the Company’s U.S. patents will not be invalidated, circumvented, challenged or licensed to other companies.

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

The Company maintains a significant investment in inventories in anticipation of future sales:

The Company believes it maintains a competitive advantage by shipping product to its customers more rapidly than its competitors.  As a result, the Company has a significant investment in inventories.  These inventories are recorded using the lower-of-cost or market method, which requires management to make certain estimates.  Management evaluates the recorded inventory values based on customer demand, market trends and expected future sales and changes these estimates accordingly.  A significant shortfall of sales may result in carrying higher levels of inventories of finished goods and raw materials thereby increasing the risk of inventory obsolescence and corresponding inventory write-downs.  As a result, the Company may not carry adequate reserves to offset such write-downs.

The lack of a line of credit agreement could impact future liquidity:

The short-term credit line expired on April 30, 2003 and the commercial bank chose not to renew the arrangement.  While management believes it could secure credit from another source, there is no guarantee this can be accomplished or, if it is accomplished, the terms may not be as favorable as those under the expired line of credit.

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

International Sales

The Company’s sales in the last three Fiscal years by geographic areas are:

	North America	Europe	Asia and Others
Fiscal 2003	$4,150,797	$2,348,102	$920,622
Fiscal 2002	$4,337,917	$1,627,203	$909,539
Fiscal 2001	$5,041,830	$1,950,395	$587,929

Backlog

The Company does not generally track backlog.  Normally, orders are shipped within a few days after receipt unless the customer requests otherwise.

Employees

As of July 7, 2003, the Company employed 43 individuals worldwide on a full-time basis.  There were no regular part-time employees.  None of the Company’s employees is covered by a collective bargaining agreement.

Item 2.    Properties

The Company’s design and assembly facilities and executive offices are located in a 7,500-square foot Company-owned building in Portland, Oregon and SMS operations are in a 33,000-square foot Company-owned facility located across the street from the executive offices.  SEL occupies a 1,893-square foot facility in Coventry, England pursuant to a three-year lease beginning June 1, 2002 with a basic monthly rent of £1,875 (approximately $2,750 as of July 7, 2003).  SEG occupies a 620 square foot facility in Pfungstadt, Germany pursuant to a five-year lease beginning December 1, 2001 with a basic monthly rent of 658 Euros (approximately $775 as of July 7, 2003).  ARI occupies a 3,670 square foot facility in Menlo Park, California pursuant to a one-year lease beginning November 1, 2002 with a current monthly rent of $7,487 as of July 5, 2003.  Management believes its facilities are adequate to meet its currently foreseeable needs.

Item 3.    Legal Proceedings

There are no material legal proceedings currently pending against the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq SmallCap Market under the symbol “SMIT.”

The following tables set forth the high and low sales prices of the Company’s Common Stock as reported on the Nasdaq National Market and The Nasdaq Smallcap Market (after May 23, 2002) for the periods indicated.

Year Ended May 31, 2003	High	Low
First Quarter	$1.65	$1.05
Second Quarter	$1.95	$1.11
Third Quarter	$1.50	$1.07
Fourth Quarter	$1.60	$0.80

Year Ended May 31, 2002	High	Low
First Quarter	$3.27	$2.13
Second Quarter	$2.76	$0.87
Third Quarter	$1.68	$1.05
Fourth Quarter	$2.16	$1.02

As of July 7, 2003, there were 2,417,932 shares of Common Stock outstanding held by approximately 130 holders of record.  The number of holders does not include individual participants in security position listings; the Company believes that there are more than 2,500 individual holders of shares of Common Stock.

The Company has not paid any dividends on its Common Stock since 1994.  The Company’s current policy is to retain earnings to finance the Company’s business.  Future dividends will be dependent upon the Company’s financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion and any other factors that the Company’s Board of Directors deems relevant.  The Company has no present intention of paying dividends on its Common Stock in the foreseeable future.

Item 6.    Selected Financial Data

In thousands, except per share information

Year Ended	5/31/03	5/31/02	5/3101	5/31/00	5/31/99
Sales	$7,420	$6,875	$7,580	$8,854	$7,958
Net (Loss) Income	$(1,487)	$(1,599)	$(2,367)	$561	$(259)
Net (Loss) Income Per Share, Basic	$(.60)	$(.64)	$(.90)	$0.21	$(0.09)
Weighted Average No. Shares, Basic	2,468	2,488	2,635	2,701	2,531
Net (Loss) Income Per Share, Diluted	$(.60)	$(.64)	$(.90)	$0.21	$(0.09)
Weighted Average No. Shares, Diluted	2,468	2,488	2,635	2,869	2,531
Stockholders’ Equity	$5,665	$7,251	$8,930	$10,128	$10,587
Total Assets	$6,272	$8,161	$10,291	$10,953	$11,282
Long-term debt (including current portion)	$24	$280	$353	$—	$—

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information contains certain forward-looking statements that anticipate future trends or events.  These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the uncertainties of the Company’s new product introductions, the risks of increased competition and technological change in the Company’s industries and other factors detailed in the Company’s SEC filings.  Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.  For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped.  When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

Accounts Receivable – The Company maintains credit limits for all customers that are developed based upon several factors, included but not limited to payment history, published credit reports and use of credit references.  On a monthly basis, Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value.  This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead Management to the conclusion that potential significant accounts are uncollectible, a reserve will be provided.  The Company has had no significant bad debt write-offs since its inception in 1986. As of May 31, 2003, management established a reserve of $24,060 to cover potential doubtful accounts.

Inventories – These assets are stated at the lower of cost or market on an average cost basis. Each Fiscal quarter, Management utilizes various analyses based on sales forecasts, historical sales and inventory levels to ensure the current carrying value of inventory accurately reflects current and expected requirements within a reasonable timeframe. As a result of this analysis at May 31, 2003, Management believes the inventory levels are sufficient based upon the expected requirements in Fiscal 2004 and beyond.  Based upon the same analysis in Fiscal 2003 and 2001, Management determined $401,673 and $1,646,517 respectively of inventories were in excess of expected requirements and therefore these amounts were written off.

Long-term Deferred Tax Asset– The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. During the year ended May 31, 2003, and based upon the losses in the past three Fiscal years, Management believed it was prudent for the Company to increase the valuation reserve to fully offset the estimated value of the deferred tax assets.

Intangible Assets – There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of  future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  As of May 31, 2003, Management does not believe impairment, as defined above, exists.

Discussion of operating results:

Sales were $7,419,521, $6,874,659 and $7,580,154 in Fiscal 2003, 2002 and 2001 respectively.  Worldwide sales of Schmitt Balancing products in Fiscal 2003 increased to $5,481,010 from $5,275,556 in Fiscal 2002 but decreased from $6,030,030 in Fiscal 2001.  Measurement sales increased to $1,938,511 from $1,599,103 and $1,550,124 in Fiscal 2002 and 2001 respectively.  The net loss for Fiscal 2003 of $1,487,131 compares to net losses of $1,598,619 and $2,366,953 in Fiscal 2002 and 2001 respectively.  The net loss in Fiscal 2003 was due to four items; a $612,200 non-operating charge for a write-down of the Company’s long-term investment in Air Packaging Technologies, Inc, $401,673 in write-downs of excess inventory quantities, an increase in the deferred tax asset valuation allowance of $636,006 and a $24,060 reserve for doubtful accounts.  When these items are excluded, the net income would have been $186,808.  The net loss in Fiscal 2002 was primarily attributable to a $1,516,000 non-operating charge for a write-down of the Company’s long-term investment in Air Packaging Technologies, Inc.  When that item is excluded, the net loss in Fiscal 2002 would have been $82,619.  The net loss in Fiscal 2001 was primarily attributable to a $1,536,267 write-off of excess inventory in the subsidiary which designs and assembles laser light scatter products.  Also, late in Fiscal 2001 Management restructured operations in Europe and recognized expenses of $226,525 in association with that restructure.  When those two items are excluded, the net loss would have been $604,161.  The final item contributing to the losses in Fiscal 2002 and 2001 was decreasing sales, primarily in the Balancer segment, with the general economic slowdown in North America and Europe believed to be the biggest cause.

Domestic and foreign revenues in the past several months have been affected by the slowdown in the global economy, resulting in soft demand for Balancer products and reduced demand for Measurement devices.  The Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world.  Sales staff, representatives and distributors throughout these geographic areas spend a large amount of time with the targeted customers.  They have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry as reasons for their reduced ordering activity.  The primary target markets for Measurement products have historically been disk drive and silicon wafer manufacturers.  Management and sales staff monitor industry publications and public financial information in order to judge the potential demand for Measurement products by these targeted industries.  As in the prior Fiscal year, this information has discussed at length declining demand for and sales of the products of those two industries and has generally defined industries that are in a severe recession.  Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase Measurement products due to their lack of a capital budget.

Historically, the Company has enjoyed low cost of sales percentages, with those on its Balancing products less than 50% and those on its Measurement products less than 40%.  Fiscal 2003 consolidated cost of sales as a percentage of sales totaled 47% compared to those in Fiscal 2002 and 2001 of 41% and 68% respectively.  The cost of sales in Fiscal 2003 includes $401,673 for the write-off of excess inventory quantities, which, when excluded from cost of sales would decrease the percentage to 42%.  Fiscal 2001 cost of sales includes $1,646,517 for the write-off of excess inventory quantities, which when excluded from cost of sales would decrease the percentage to 47%.  Cost of sales in the Balancer segment increased to 49% from 46% in Fiscal 2002 and decreased from 51% in Fiscal 2001.  The percentage increased in Fiscal 2003 due to the higher percentage of sales in the European markets.  Market conditions in that geographic market are more competitive than in other areas and therefore unit sales prices are lower and conversely cost of sales percentages are higher.  The cost of sales for Balancer products in Fiscal 2003 also includes $18,561 for the write-off of excess inventory quantities.  The cost of sales percentage in Fiscal 2001 includes a write-off of obsolete inventory in the German subsidiary of $110,250 which, when excluded from cost of sales, would decrease the percentage to 49%.  Cost of sales for Measurement products was 42%, up from 25% in Fiscal 2002 and down from 136% in 2001.  The cost of sales in Fiscal 2003 included write-off of excess inventory quantities in the amount of $383,112 which, when excluded from cost of sales, would reduce the percentage to 22%.  Fiscal 2001 includes an inventory writedown of $1,536,267 and, when the inventory write-down is excluded, the cost of sales percentage for Fiscal 2001 would be 37%.  The variation from the percentage in the prior years is due to the sales mix.  Management expects the trends in sales and profits during Fiscal 2004 for the Balancer segment to improve slightly while those of the Measurement segment will approximate results for Fiscal 2003 (when the write-off of excess inventory quantities is excluded).  However, no assurances can be made that the Company will be profitable or will generate increased sales in future time periods.

General, administrative and sales expenses as a percentage of net sales were 56% in Fiscal 2003 compared to 56% in Fiscal 2002 and 57% in Fiscal 2001.  In terms of dollars, these expenses were $4,139,013, $3,856,354 and $4,297,130 in Fiscal 2003, 2002 and 2001 respectively.  The increase in expenses in the most recent Fiscal year was due to higher sales and a higher level of employees at the Acuity subsidiary.  Late in Fiscal 2003, Management reduced the number of employees at Acuity.  The decrease in expenses in Fiscal 2002 occurred as a result of management actions initiated in the second Fiscal quarter of that year.  In future Fiscal periods, Management believes the Company’s costs will not increase at the same rate that sales are anticipated to increase, although there can be no such assurance.

Research and development expenses as a percentage of net sales were 2.6% in Fiscal 2003 compared to 3.2% and 4.3% in Fiscal 2002 and 2001 respectively.  In terms of dollars, these expenses were $192,686, $217,444 and $327,474 in Fiscal 2003, 2002 and 2001 respectively. The Company’s future operating results depend, to a considerable extent, on its ability to maintain a competitive advantage in both the products and services it provides.  For this reason, Management believes future investments in research and development are critical to ensure the flow of innovative, productive, high-quality products and support services.  Accordingly, Management expects to continue to place a high priority on research and development projects in the future.

The Company realized a net loss of $1,487,131 ($0.60 per share) compared to net losses of $1,598,619 ($0.64 per share) and $2,366,953 ($0.90 per share) in Fiscal 2002 and 2001 respectively.  The loss in Fiscal 2003 was due to four items, a $612,200 non-operating charge for a write-down of the Company’s long-term investment in Air Packaging Technologies, Inc. ($0.25 per share), a $401,673 in write-downs of excess inventory quantities ($0.16 per share), an increase in the deferred tax asset valuation allowance of $636,006 ($0.26 per share) and a $24,060 reserve for doubtful accounts ($0.01 per share).  When these items are excluded, net income would have been $186,808 or ($0.08 per share).  The loss in Fiscal 2002 was primarily attributable to a $1,516,000 non-operating charge ($0.61 per share) for a write-down of the Company’s long-term investment in Air Packaging Technologies, Inc.  The loss in Fiscal 2001 was primarily attributable to a write-off of $1,646,517 ($0.62 per share) related to the write-off of excess inventories in the Measurement segment and obsolete inventories of the German subsidiary and $116,275 ($0.04 per diluted share) related to the expenses incurred in relation to the restructure of the German subsidiary.

Net sales outside North America accounted for approximately 44% of the Company’s revenues in Fiscal 2003, 37% in Fiscal 2002 and 33% in Fiscal 2001.  Some foreign customers purchase in their own country’s currencies, thereby imposing on the Company a currency risk.  All U.S. sales (56% of total sales in Fiscal 2003) were in U.S. dollars and the remaining Fiscal 2003 sales were in currencies other than U.S. dollars.  To date, currency fluctuations have had minimal impact on revenues.  However, significant variations in the value of the U.S. dollar, relative to currencies of countries in which the Company has significant competitors, can impact future sales.  The Company does not engage in currency hedging.  In addition, the longer payment cycles of international sales can have a negative impact on liquidity.  The Company believes international sales will continue to grow in future periods.

A substantial portion of the Company’s revenues are derived from sales to end users through selling agents. The Company is dependent on the sales activities of its selling agents, and there can be no assurance these agents will continue to be successful in their efforts to market the Company’s products.  The Company enjoys substantial repeat business from a broad base of customers, but there is no assurance these customers will continue to buy the Company’s products.

For Fiscal years 2003, 2002 and 2001, sales to a single customer did not exceed 10% of total revenues.

The Company operates in highly competitive industries characterized by increasingly rapid technological changes.  The Company’s competitive advantage and future success are therefore dependent on its ability to develop new products, qualify these new products with its customers, successfully introduce these products to the marketplace on a timely basis, commence production to meet customer demands and develop new markets in the industries for its products and services.  The successful introduction of new technology and products is increasingly complex.  If the Company is unable, for whatever reason, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, its results of operations could be adversely impacted.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 7.7 to 1 at May 31, 2003 compared to 5.7 to 1 at May 31, 2002.  As of May 31, 2003 the Company had $410,245 in cash compared to $447,679 at May 31, 2002.

During the year ended May 31, 2003, cash provided from operating activities amounted to $565,083 with the changes described as follows:

•                  The net loss for the year ended May 31, 2003 of $1,487,131 plus five non-cash items: depreciation and amortization of $240,265, the write-down of the long-term investment of $612,200, the write-down of the excess inventory quantities of $401,673, the increase in the valuation allowance for the deferred tax asset of $636,006 and the provision for doubtful accounts of $24,060.

•                  Accounts receivable used cash as the balance increased by $213,224 (exclusive of the allowance for doubtful accounts) to a May 31, 2003 balance of $1,324,200 compared to $1,135,036 at May 31, 2002. At May 31, 2003, $24,060 in accounts receivable were considered a doubtful collection and therefore a reserve in that amount has been provided for.  The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•                  Inventories decreased $80,518 (exclusive of the inventory write-downs of $401,673) to a May 31, 2003 balance of $2,725,931 compared to $3,208,122 at May 31, 2002.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                  Prepaid expenses increased by $5,312 due to the addition of prepaid trade show costs less the amortization of several items including prepaid trade show costs, professional fees and various business and life insurance costs.

•                  Income taxes receivable declined by $123,977 due to Federal and local tax refunds received during the year ended May 31, 2003.

•                  Trade accounts payable increased by $116,321 with the increase due to increased purchasing activities of the Balancer segment and an extension of payment terms from thirty to forty-five days.

•                  Other accrued liabilities (including commission, payroll items and other accrued expenses) increased by $35,730.

During the year ended May 31, 2003, net cash used in investing activities was $48,106 consisting of net additions to property and equipment.  Net cash used in financing activities amounted to $466,795, which consists of repayments of long-term debt of $294,408, additions to long-term debt of $38,250, repayment on the credit line of $200,000 and repurchases of common stock for $10,637.

The following summarizes contractual obligations at May 31, 2003 and the effect on future liquidity and cash flows:

Years Ending May 31,	Capital Lease Obligations	Operating Leases	Total Contractual Obligations
2004	$20,030	$96,939	$116,969
2005	4,274	42,193	46,467
2006	—	9,289	9,289
2007	—	4,645	4,645
2008	—	—	—
Thereafter	—	—	—
Total	$24,304	$153,066	$177,370

The acquisition of SMS in Fiscal 1995 resulted in a tax loss of approximately $5.5 million, which is available to offset domestic earnings through the year 2009.  As of May 31, 2003, approximately $2.0 million of these losses remain.

The Company’s $500,000 short-term line of credit agreement with a commercial bank expired on April 30, 2003.  While management believes it could secure credit from another source, there is no guarantee this could be accomplished or, if it is accomplished, the terms will be as favorable as those under the current line of credit.

Specific business challenges faced by the Company over the past few years have had a negative impact on operations.  Management has responded to these challenges by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products.  As a result of these efforts, Management believes its cash flows from operations and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2004. However, in the event the Company fails to achieve its operating and financial goals for Fiscal 2004, management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of additional cost cutting measures, increased borrowings from existing credit facilities or entering into additional borrowing arrangements collateralized by assets.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2003.  However, the Company is exposed to interest rate risk.  The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  Therefore, changes in U.S. and European interest rates affect the interest earned on the Company’s cash equivalents and marketable securities as well as interest paid on debt.

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

Foreign Currency Risk

The Company operates subsidiaries in the United Kingdom and Germany.  The Company’s business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies.  To date, the foreign currency exchange rates have not significantly impacted the Company’s profitability.

Item 8.                                                           Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2003 AND 2002

	2003	2002
ASSETS
Current Assets
Cash	$410,245	$447,679
Accounts receivable, net of allowance for doubtful accounts of $24,060 and $0 in 2003 and 2002 respectively	1,324,200	1,135,036
Inventories	2,725,931	3,208,122
Prepaid expenses	167,192	161,880
Income taxes receivable	32,659	156,636
	4,660,227	5,109,353

Property and Equipment
Land	299,000	299,000
Buildings and improvements	1,208,417	1,206,346
Furniture, fixtures and equipment	991,828	947,866
Vehicles	93,887	139,091
	2,593,132	2,592,303
Less accumulated depreciation and amortization	1,307,100	1,174,560
	1,286,032	1,417,743
Other Assets
Long-term investment	6,800	619,000
Long-term deferred tax asset	—	636,006
Other assets	318,880	379,328
	325,680	1,634,334
TOTAL ASSETS	$6,271,939	$8,161,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Line of credit	$—	$200,000
Accounts payable	355,329	239,008
Accrued commissions	148,953	157,325
Other accrued liabilities	78,080	33,978
Current portion of long-term debt	20,031	264,845
	602,393	895,156

Long-term Debt	4,273	15,617

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock, no par value, 20,000,000 shares authorized, 2,457,932 and 2,468,424 shares issued and outstanding at May 31, 2003 and 2002, respectively	7,332,984	7,343,621
Accumulated other comprehensive loss	(280,363)	(192,747)
(Accumulated deficit) retained earnings	(1,387,348)	99,783
	5,665,273	7,250,657
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,271,939	$8,161,430

The accompanying notes are an integral part of these consolidated statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2003, 2002 AND 2001

	2003	2002	2001
Net Sales	$7,419,521	$6,874,659	$7,580,154

Cost of Sales
Operations, exclusive of inventory write-downs	3,088,566	2,844,937	3,529,991
Inventory write-downs	401,673	—	1,646,517
Total cost of sales	3,490,239	2,844,937	5,176,508

Gross profit	3,929,282	4,029,722	2,403,646

Operating expenses:
General, administrative, and sales	4,139,013	3,856,354	4,297,130
Research and development	192,686	217,444	327,474
Restructure expenses	—	—	116,275
Total operating expenses	4,331,699	4,073,798	4,740,879

Operating loss	(402,417)	(44,076)	(2,337,233)

Other income and (expense):
Interest expense	(22,824)	(53,468)	(15,016)
Interest income	558	4,665	36,513
Loss on write-down of long-term investment	(612,200)	(1,516,000)	—
Gain (loss) on foreign currency exchange	192,010	(15,470)	(63,855)
Rental income	22,800	22,800	18,407
Miscellaneous (expense) income	(29,052)	2,930	(5,769)
Other income and (expense)	(448,708)	(1,554,543)	(29,720)

Loss before provision for income taxes	(851,125)	(1,598,619)	(2,366,953)

Provision for income taxes	636,006	—	—

Net loss	$(1,487,131)	$(1,598,619)	$(2,366,953)

Net loss per common share, basic	$(0.60)	$(0.64)	$(0.90)

Weighted average number of common shares, basic	2,467,651	2,488,458	2,634,933

Net loss per common share, diluted	$(0.60)	$(0.64)	$(0.90)

Weighted average number of common shares, diluted	2,467,651	2,488,458	2,634,933

The accompanying notes are an integral part of these consolidated financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2003, 2002 AND 2001

	Shares	Amount	Accumulated Other Comprehensive (Loss)	Retained Earnings (Accumulated Deficit)	Total	Total Comprehensive (Loss)

Balance, May 31, 2000	2,660,129	$7,259,399	$(1,196,683)	$4,065,355	$10,128,071	$
Common shares issued to purchase Acuity Research	91,666	747,725	—	—	747,725
Common shares retired	(97,750)	(586,500)	—	—	(586,500)
Note cancelled in return for stock	—	586,500	—	—	586,500
Common shares repurchased	(152,114)	(599,648)	—	—	(599,648)
Net (loss)	—	—	—	(2,366,953)	(2,366,953)	(2,366,953)
Other comprehensive income	—	—	1,020,729	—	1,020,729	1,020,729
Balance, May 31, 2001	2,501,931	7,407,476	(175,954)	1,698,402	8,929,924
Comprehensive loss, year ended May 31, 2001						$(1,346,224)

Common shares repurchased	(33,499)	(63,855)	—	—	(63,855)
Net (loss)	—	—	—	(1,598,619)	(1,598,619)	(1,598,619)
Other comprehensive loss	—	—	(16,793)	—	(16,793)	(16,793)
Balance, May 31, 2002	2,468,432	$7,343,621	$(192,747)	$99,783	$7,250,657
Comprehensive loss, year ended May 31, 2002						$(1,615,412)

Common shares repurchased	(10,500)	(10,637)	—	—	(10,637)
Net (loss)	—	—	—	(1,487,131)	(1,487,131)	(1,487,131)
Other comprehensive loss	—	—	(87,616)	—	(87,616)	(87,616)
Balance, May 31, 2003	2,457,932	$7,332,984	$(280,363)	$(1,387,348)	$5,665,273
Comprehensive loss, year ended May 31, 2003						$(1,574,747)

The accompanying notes are an integral part of these consolidated financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2003, 2002 AND 2001

	2003	2002	2001
Cash Flows Relating to Operating Activities
Net loss	$(1,487,131)	$(1,598,619)	$(2,366,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Write-down of long-term investment	612,200	1,516,000	—
Write-down of excess inventory quantities	401,673	—	1,646,517
Depreciation and amortization	240,265	245,138	269,631
Deferred taxes	636,006	122,865	—
Provision for bad debts	24,060	—	—
(Increase) decrease in:
Accounts receivable	(213,224)	92,121	215,525
Inventories	80,518	350,916	(495,524)
Prepaid expenses	(5,312)	24,690	(115,202)
Income taxes receivable	123,977	(122,975)	(8,743)
Increase (decrease) in:
Accounts payable	116,321	(179,079)	(59,226)
Accrued commissions and other accrued liabilities	35,730	(198,594)	36,847
Net cash provided by (used in) operating activities	565,083	252,463	(877,128)

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(74,505)	(110,458)	(147,616)
Disposal of property and equipment	26,399	39,377	17,067
Cash acquired in purchase of wholly-owned subsidiary	—	—	113,604
Net cash used in investing activities	(48,106)	(71,081)	(16,945)

Cash Flows Relating to Financing Activities
Line of credit repayments	(200,000)	(400,000)	—
Line of credit borrowings	—	400,000	200,000
Proceeds of long-term borrowings	38,250	33,877	—
Repayment of long-term debt	(294,408)	(106,015)	(119,400)
Common stock repurchased	(10,637)	(63,855)	(127,648)
Net cash used in financing activities	(466,795)	(135,993)	(47,048)

Effect of foreign exchange translation on cash	(87,616)	111,207	(32,271)

(Decrease) increase in cash	(37,434)	156,596	(973,392)

Cash, beginning of year	447,679	291,083	1,264,475

Cash, end of year	$410,245	$447,679	$291,083

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$22,824	$58,771	$15,016
Cash paid during the period for income taxes	$26,110	$110	$20,132

Supplemental Schedule of Noncash Investing and Financing Activities
Increase (decrease) in market value of long-term investment	$—	$(273,000)	$1,596,000
Increase (decrease) in long-term deferred tax asset	$—	$145,000	$(543,000)
Common stock issued to purchase wholly-owned subsidiary	$—	$—	$747,725
Wholly-owned subsidiary – net tangible assets acquired	$—	$—	$(325,901)
Wholly owned subsidiary – intangible assets acquired	$—	$—	$(421,824)
Long-term debt incurred to repurchase stock	$—	$—	$472,000

The accompanying notes are an integral part of these consolidated statements

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2003, 2002 AND 2001

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

Foreign Currency Translation

Financial statements for the Company’s subsidiaries outside the United States are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses.  The resulting translation adjustments are included as a separate component of stockholders’ equity titled “Accumulated Other Comprehensive Loss.”

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company has adopted the disclosure only provisions of SFAS 123.  Accordingly, no compensation cost has been recognized for the stock option plans. Adjustments are made for options forfeited prior to vesting.  For the years ended May 31, 2003, 2002 and 2001, total value of options granted was computed to be $7,158, $110,532 and $621,850, respectively, which would be amortized on the straight-line basis over the vesting period of the options.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for the awards in 2003, 2002 and 2001, consistent with the provisions of SFAS 123, the Company’s pro forma net (loss) income for the years ended May 31, 2003, 2002 and 2001, would be $(1,591,321), $(1,709,151) and $(2,758,930), respectively.  Pro forma basic

(loss) earnings per share for the years ended May 31, 2003, 2002 and 2001 would be $(.64) $(.69) and $(1.05) respectively.

Pursuant to SFAS 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option and pricing model.  The weighted average assumptions used for Fiscal 2003, 2002 and 2001 were a risk-free interest rate of 3.50% for 2003, 4.00% for 2002 and 5.00% for 2001, an expected dividend yield of 0% for all years, an expected life of four years for Fiscal 2003 and 2002 and eight years for Fiscal 2001, and a volatility of 119%, 121% and 80%, respectively.

The effects of applying SFAS No. 123 in the proforma disclosure are not indicative of future amounts.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings Per Share

Basic earnings per share are computed using the weighted average number of shares outstanding.  Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.  In Fiscal 2003, 2002 and 2001, 243,290, 380,142 and 384,442 incremental shares were excluded from the diluted loss per share calculation, as their effect was anti-dilutive.

Cash and Cash Equivalents

The Company considers short-term investments that are highly liquid, readily convertible into cash and have original maturities of less than three months to be cash equivalents.

Accounts Receivable

The Company maintains credit limits for all customers that are developed based upon several factors, included but not limited to payment history, published credit reports and use of credit references.  On a monthly basis, Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value.  This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead Management to the conclusion that potential significant accounts are uncollectible, a reserve will be provided.  The Company has had no significant bad debt write-offs since its inception in 1986. As of May 31, 2003, management established a reserve of $24,060 to cover potential doubtful accounts.

Inventory

Inventory is valued at the lower of cost or market with cost determined on the average cost basis.  As of May 31, 2003 and 2002, inventories consisted of raw materials ($1,346,513 and $1,870,507, respectively), work-in-process ($1,527 and $1,151, respectively), and finished goods ($1,377,891 and $1,336,464, respectively).

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture fixtures, and equipment; three years for vehicles; and twenty-five years for buildings and improvements.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk are trade accounts receivable.  Credit terms generally include a discount of 1-1/2% if the invoice is paid within ten days, with the net amount payable in 30 days.

Financial Instruments

The carrying amounts of financial instruments approximate their fair values at May 31, 2003.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

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

In December 2002, the FASB issued Statement No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure: an amendment of FASB Statement 123” (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting.  The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements.  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted.  The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 above.

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

NOTE 3

LONG-TERM INVESTMENTS

The Company owns 1,375,716 shares or approximately 9% of the outstanding shares of Air Packaging Technologies, Inc.  That company is engaged in the design, manufacture, marketing and sales of “Air Box” patented packaging systems used in the retail, industrial protective and promotional packaging markets worldwide.  This investment is classified as “Available-for-sale securities” under Statement of Financial Accounting Standards No. 115 (SFAS No. 115).  As required under that statement, all unrealized gains and losses are reported in Accumulated Other Comprehensive Loss and included as a separate component in Other Comprehensive Loss in Stockholders’ Equity until realized or until unrealized losses are deemed to be “other than temporary”.

At May 31, 2003 Management determined the decline in value of the investment from acquisition cost was “other than temporary”, and, as required under SFAS No. 115, the long-term investment was written down by $612,200 to its fair market value as of May 31, 2003.  Fair market value was the closing price of the stock on the over-the-counter market at May 31, 2003.  As required under SFAS No. 115, the new cost basis shall not be changed for subsequent recoveries in fair value.  Future temporary gains and losses will be reported as required under SFAS No. 115.

NOTE 4

LINE OF CREDIT

The Company had a $500,000 short-term line of credit agreement with a commercial bank, secured by U.S. accounts receivable and inventories, that expired on April 30, 2003.  The line was guaranteed by the Company’s wholly owned subsidiary, Schmitt Measurement Systems, Inc.  Interest was payable at the bank’s prime rate plus 1.50%.  As of May 31, 2002, $200,000 was outstanding on this line of credit.

NOTE 5

INCOME TAXES

The provision (benefit) for income taxes was as follows

Years ended May 31,

2003

2002

2001

Current	$—	$—	$—
Deferred	(363,021)	(533,183)	(718,431)
Increase in valuation allowance	999,027	533,183	718,431
Total provision for income taxes	$636,006	$—	$—

Deferred tax assets (liabilities) are comprised of the following components:

2003	2002

Depreciation

$

19,679

$

19,679

Net operating loss carryforwards

1,448,463

1,319,512

Deferred taxes related to the decline in fair market value of long-term investment

817,229

582,144

Other deferred assets

89,501

90,516

Gross deferred tax assets

2,374,872

2,011,851

Deferred tax asset valuation allowance

(2,374,872

)

(1,375,845

)

Net deferred tax asset

$

—

$

636,006

The Company has approximately $2.0 million of U.S. federal net operating loss carryforwards that were acquired as part of the acquisition of Schmitt Measurement Systems, Inc.  These NOLs are subject to limitations that restrict their use and expire in the years 2007 through 2009.

Due to the uncertainty of utilization of certain of the Company’s NOLs and in consideration of other factors, management has recorded a valuation allowance on the deferred tax asset in 2003 and 2002 to reduce the net deferred tax asset to the amount that it has deemed will more likely than not be realized.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax (loss) income due to the following:

Years Ended May 31,

2003

2002

2001

Statutory federal tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	—	—	—
Change in deferred tax valuation allowance	117.4%	29.8	30.3
Permanent and other differences	(8.7)	4.2	3.7

Effective tax rate	74.7%	—%	—%

NOTE 6

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996.  Employees must meet certain age and service requirements to be eligible.  Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company.  The Company may further make either a profit sharing contribution or a discretionary contribution.  There were no contributions made by the Company to this Plan during the year ended May 31, 2003 while during the years ended May 31, 2002 and 2001 contributions were $47,881 and $128,543 respectively.

NOTE 7

LONG-TERM DEBT

During Fiscal 2002, the Company entered into two equipment lease agreements for $33,877.  The agreements call for monthly principal and interest payments of $534 and $580 with one requiring no interest payments and the other bearing interest of 13.8%.  One lease expires in Fiscal 2004 and the second in Fiscal 2005.

During Fiscal 2001, the Company purchased 400,000 shares of its common stock from a private investor for $472,000.  Under the terms of the stock purchase agreement, the Company paid $94,400 in cash at closing with the remainder due under a note agreement.  The agreement called for quarterly principal payments of $25,000, plus interest at 9.00%.The remaining balance was paid prior to December 31, 2002.

As of May 31, 2003, future capital lease payments are:

Year Ending May 31,
2004	$20,031
2005	$4,273

NOTE 8

COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (TMA), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995.  The royalty pool will be funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of Schmitt Measurement Systems, Inc.’s products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies.  As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties.  Royalty expense applicable to the years ended May 31, 2003, 2002 and 2001 amounted to $48,517, $27,763 and $36,964, respectively.

The Company has entered into various non-cancelable leases for facilities used to support operations in the United Kingdom, Germany and California.  Rent expense for the years ended May 31, 2003, 2002 and 2001 amounted to $136,953, $136,374 and $136,388 respectively.

Lease commitments

Year Ending May 31,
2004	$96,939
2005	$42,193
2006	$9,289
2007	$4,645
2008	$—
Thereafter	$—

During Fiscal 2003, the Company agreed to purchase 74,859 shares of its outstanding common stock from the former President of its wholly owned subsidiary, Acuity Research Incorporated, for $74,859.  The agreement calls for three payments of $20,000 each and the balance to be paid on August 15, 2003.  At the time of each note payment, the stockholder will surrender an amount of shares equal in value to the payment amount.  The note does not require any interest.  No shares have been surrendered to the Company and accordingly, no payments have been made as of May 31, 2003.

Specific business challenges faced by the Company over the past few years have had a negative impact on operations and liquidity.  Management has responded to these challenges by reducing operating expenses, developing new products and penetrating new markets for the Company’s products.  As a result of these efforts, Management believes its cash flows from operations and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2004. However, in the event the Company fails to achieve its operating and financials goals in for Fiscal 2004, management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of additional cost cutting measures, increased borrowings from existing credit facilities or entering into additional borrowing arrangements that are collateralized by assets.

NOTE 9

SEGMENTS OF BUSINESS

The Company operates principally in two segments of business: the design and assembly of dynamic balancing systems and components (Balancing) for the machine tool industry, and the design and assembly of laser measurement systems (Measurement).  The Company also operates in two principal geographic markets, United States and Europe.

Segment Information

	Year Ended May 31,
	2003		2002		2001
	Mechanical Components	Measurement Systems	Mechanical Components	Measurement Systems	Mechanical Components	Measurement Systems
Gross sales	$6,283,987	$1,961,086	$6,197,649	$1,605,288	$7,112,415	$1,644,309
Intercompany sales	$802,977	$22,575	$922,093	$6,185	$1,082,385	$94,185
Net sales	$5,481,010	$1,938,511	$5,275,556	$1,599,103	$6,030,030	$1,550,124

Income (loss) from operations	$(281,900)	$(120,517)	$(270,416)	$226,340	$(353,064)	$(1,984,169)

Intercompany rent	$—	$30,000	$—	$30,000	$—	$30,000

Depreciation expense	$119,331	$60,486	$136,864	$53,671	$147,719	$67,352

Amortization expense	$20,002	$40,446	$20,000	$34,603	$20,000	$34,560

Capital expenses	$38,970	$35,535	$80,491	$29,967	$98,014	$49,602

Geographic Information

	Year Ended May 31,
Geographic Sales	2003	2002	2001
North American Sales
United States	$3,985,882	$4,230,818	$5,181,886
Intercompany	$22,134	$72,319	$396,660
	$3,963,748	$4,158,499	$4,785,226
Canada	$153,022	$151,732	$242,115
Mexico	$34,027	$27,686	$14,489
North America total	$4,150,797	$4,337,917	$5,041,830

European Sales
Germany	$781,375	$897,670	$1,317,399
Intercompany	$—	$206,824	$320,354
Germany total	$781,375	$690,846	$997,045

United Kingdom	$1,253,639	$1,065,416	$1,278,375
Intercompany	$803,418	$649,135	$459,556
United Kingdom total	$450,221	$416,281	$818,819

Other European Sales	$1,116,506	$520,076	$134,531

Total Europe	$2,348,102	$1,627,203	$1,950,395

Asia	$849,940	$887,093	$542,485
Others	$70,682	$22,446	$45,444
	$7,419,521	$6,874,659	$7,580,154

	Year Ended May 31,
	2003		2002		2001
	United States	Europe	United States	Europe	United States	Europe
Income (loss) from operations	$(292,905)	$(109,512)	$113,812	$(157,888)	$(2,032,282)	$(304,951)

Depreciation expense	$164,877	$14,940	$177,851	$12,684	$174,593	$40,478

Amortization expense	$60,448	$—	$54,603	$—	$54,560	$—

Capital expenses	$68,363	$6,142	$107,388	$3,070	$133,153	$14,463

Long-term Assets

	May 31, 2003	May 31, 2002
Segment:
Mechanical	$994,798	$2,191,973
Measurement	$616,914	$860,104

Geographic:
United States	$1,588,599	$3,021,905
Europe	$23,113	$30,172

Note – Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH

NOTE 10

STOCK OPTIONS

The Board of Directors adopted a Stock Option Plan in December 1995, which plan was amended in August 1996 and restated in August 1998.  An option granted under the Amended and Restated Stock Option Plan might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO).  ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan.  Options not meeting these limitations will be treated as NSOs.  The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value.  Vesting is at the discretion of the option committee of the Board of Directors but generally is 50% at grant date and 16.7% on each anniversary thereafter.  The Company has 400,000 shares reserved for issuance under the stock option plan.  All outstanding options will expire no later than 2012.

The following summarizes the options outstanding as of May 31, 2003:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding, May 31, 2000	194,416	$8.82

Options granted	215,000	$4.08
Options repurchased	(109,750)	$9.00
Options forfeited/cancelled	(74,000)	$8.46

Options outstanding May 31, 2001	225,666	$4.32

Options granted	287,334	$1.44
Options forfeited/cancelled	(269,000)	$4.08

Options outstanding May 31, 2002	244,000	$1.20
Options granted	6,666	$1.20
Options forfeited/cancelled	(6,677)	$1.20

Options outstanding May 31, 2003	243,989	$1.20	8.79 Years

Options vested at May 31, 2003	160,433	$1.20	8.79 Years

NOTE 11

COMPREHENSIVE OTHER LOSS

	Years ended May 31,
	2003	2002	2001
Significant components of net (loss) income:
Write-down of long-term investment to fair market value	$(612,200)	$(1,516,000)	$—
Inventory write-downs	(401,673)	—	(1,646,517)
Restructure costs	—	—	(116,275)
Increase in reserve for deferred tax asset	(636,006)	—	—
Reserve for doubtful accounts	(24,060)	—	—
Income (loss) from operations exclusive of inventory write-downs, restructure costs increase in reserve for deferred tax asset and reserve for doubtful accounts	186,808	(82,619)	(604,161)
Net loss	(1,487,131)	(1,598,619)	(2,366,953)

Other comprehensive (loss) income:
Increase (decrease) in fair market value of long-term Investment, net of taxes	—	(128,000)	1,053,000
Foreign currency translation adjustment	(87,616)	111,207	(32,271)

Total comprehensive loss	$(1,574,747)	$(1,615,412)	$(1,346,224)

The long-term investment is considered an “Available-for-sale security”.  As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of tax benefits, are reported in Accumulated Other Comprehensive (Loss) Income and included as a separate component of Other Comprehensive (Loss) Income in Stockholders’ Equity until realized or until unrealized losses are deemed to be “other than temporary”.  The cumulative translation adjustment consists of unrealized gains/losses from translation adjustments on intercompany foreign currency transactions that are of a long-term investment nature.

SUMMARIZED QUARTERLY FINANCIAL DATA

In thousands, except per share information

(unaudited)

2003 Quarter Ended

August 31

November 30

February 28

May 31

Sales	$2,001	$1,794	$1,621	$2,004
Gross Profit	$1,178	$1,074	$487	$1,190
Net (Loss) income	$55	$33	$(1,715)	$140
Net (Loss) income Per Share, Basic	$.03	$.01	$(.69)	$.05
Net (Loss) income Per Share, Diluted	$.03	$.01	$(.69)	$.05
Market Price of Common Stock
High	$1.65	$1.95	$1.50	$1.60
Low	$1.05	$1.11	$1.07	$0.80

2002 Quarter Ended

August 31

November 30

February 28

May 31

Sales	$1,585	$1,879		$1,453	$1,958
Gross Profit	$868	$1,119		$861	$1,182
Net (Loss) income	$(252)	$71		$(65)	$(1,353)
Net (Loss) income Per Share, Basic	$(.09)	$.03		$(.03)	$(0.54)
Net (Loss) income Per Share, Diluted	$(.09)	$.03	$	.(03)	$(0.54)
Market Price of Common Stock
High	$3.27	$2.76		$1.68	$2.16
Low	$2.13	$0.87		$1.05	$1.02

Report of Independent Accountants:

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheet of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Portland, Oregon
July 11, 2003

Report of Independent Auditors:

To the Board of Directors and Shareholders of

Schmitt Industries, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schmitt Industries, Inc. and its subsidiaries at May 31, 2002, and the results of their operations and their cash flows for the two years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Portland, Oregon

July 3, 2002

Item 9.                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

•                  Form 8-K filed May 30, 2003 to announce the dismissal of PricewaterhouseCoopers LLP as principal accountant to audit the Company’s financial statements.

•                  Form 8-K filed June 23, 2003 to announce the retention of Grant Thornton LLP as principal accountant to audit the Company’s financial statements.

ITEM 9A.              CONTROLS AND PROCEDURES

(a)                                  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)                                 There have been no changes in our internal controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the Fiscal year covered by this Report.

Items 10 and 11.            Directors and Executive Officers of the Registrant and Executive Compensation

The information required by these items is included in the Proxy Statement under the headings “Election of Directors”, “Equity Compensation Plan,” “Executive Compensation,” “Summary Compensation Table,” “Options Grants in Fiscal 2002,” “Aggregated Option Expenses in Fiscal 2003 and Fiscal Year-End Option Values” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 12.                           Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Proxy Statement under the heading “Principal Shareholders” and is incorporated herein by reference.

Item 13.                           Certain Relationships and Related Transactions

The information required by this item is included in the Proxy Statement under the heading “Certain Transactions” and is incorporated herein by reference.

Item 14                            Principal Accounting Fees and Services

The information required by this item is included in the Proxy Statement under the heading “Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15.                           Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                    Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2003 and 2002

Consolidated Statements of Operations for the years ended May 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the years ended May 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended May 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Report of Independent Accountants

(2)

Financial Statement Schedules: All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)	Exhibits: Reference is made to the list on page 36 of the Exhibits filed with this report.

(b)                    Reports on Form 8-K:

•                  Form 8-K filed May 30, 2003 to announce the dismissal of PricewaterhouseCoopers LLP as principal accountant to audit the Company’s financial statements.

•                  Form 8-K filed June 23, 2003 to announce the retention of Grant Thornton LLP as principal accountant to audit the Company’s financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:	/s/ Wayne A. Case
Wayne A. Case
Chairman of the Board, President and Chief Executive Officer

Date:	August 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 27, 2003.

Signature	Title

/s/ Wayne A. Case	Chairman of the Board, President and Chief
Wayne A. Case	Executive Officer
(Principal Executive Officer)

/s/ Robert C. Thompson	Chief Financial Officer/Treasurer
Robert C. Thompson	(Principal Financial and Accounting Officer)

/s/ Maynard Brown	Director
Maynard Brown

/s/ Timothy D.J. Hennessy	Director
Timothy D.J. Hennessy

/s/ Trevor Nelson	Director
Trevor Nelson

/s/ John A. Rupp	Director
John A. Rupp

INDEX TO EXHIBITS

Exhibits	Description

3(i)

Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the “Company”).  Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the Fiscal year ended May 31, 1999

3(ii)	Second Restated Bylaws of the Company Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the Fiscal year ended May 31, 1999

*10.1	Schmitt Industries, Inc. Amended & Restated Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the Fiscal year ended May 31, 1999

**21.1	Subsidiaries of Schmitt Industries, Inc.

**23.1	Consent of Grant Thornton LLP

**23.2	Consent of PricewaterhouseCoopers

**31.1	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan.

**Filed herewith