Form 10-Q
period 2003-08-31
SCHMITT INDUSTRIES INC
filed 2003-10-14
CIK 922612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2003

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

Yes                            ☒                                    No                                ☐

The number of shares of each class of common stock outstanding as of August 31, 2003

Common stock, no par value	2,436,265

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2003	May 31, 2003
	Unaudited

ASSETS

Current assets
Cash	$296,782	$410,245
Accounts receivable, net of allowance of $24,060 at August 31, 2003 and May 31, 2003	1,346,513	1,324,200
Inventories	2,725,736	2,725,931
Prepaid expenses	153,159	167,192
Income taxes receivable	31,859	32,659
	4,554,049	4,660,227

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,207,328	1,208,417
Furniture, fixtures and equipment	964,328	991,828
Vehicles	93,887	93,887
	2,564,543	2,593,132
Less accumulated depreciation and amortization	1,301,676	1,307,100
	1,262,867	1,286,032

Other assets
Long-term investment	6,800	6,800
Other assets	305,229	318,880
	312,029	325,680

TOTAL ASSETS	$6,128,945	$6,271,939

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$354,215	$355,329
Accrued commissions	137,647	148,953
Accrued liabilities	69,776	78,080
Current portion of long-term debt	9,756	20,031
Total current liabilities	571,394	602,393

Long-term debt	2,670	4,273

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,436,265 and 2,457,932 shares issued and outstanding at August 31, 2003 and May 31, 2003 respectively (see note 10)	7,314,983	7,332,984
Accumulated other comprehensive loss	(305,757)	(280,363)
Accumulated deficit	(1,454,345)	(1,387,348)
Total stockholders’ equity	5,554,881	5,665,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,128,945	$6,271,939

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

(UNAUDITED)

	Three Months Ended August 31,
	2003	2002

Net sales	$1,648,201	$2,001,191

Cost of sales	764,572	823,551

Gross profit	883,629	1,177,640

Operating expenses:
General, administration and sales	963,244	1,085,808
Research and development	9,020	80,677
Total operating expenses	972,264	1,166,485

Operating income (loss)	(88,635)	11,155

Other income	21,638	57,160

(Loss) before income tax expense	(66,997)	68,315

Income tax expense	—	13,000

Net (loss)	$(66,997)	$55,315

Net (loss) income per common share:

Basic	$(.03)	$.02

Diluted	$(.03)	$.02

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

(UNAUDITED)

	Three Months Ended August 31,
	2003	2002
Cash Flows Relating to Operating Activities
Net (loss) income	$(66,997)	$55,315
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	33,344	47,297
Amortization	13,651	13,651
Deferred taxes	—	13,000
(Increase) decrease in:
Accounts receivable	(22,313)	(87,994)
Inventories	195	18,983
Prepaid expenses	14,033	(9,427)
Income taxes receivable	800	99,777
Increase (decrease) in:
Accounts payable	(1,114)	88,090
Accrued liabilities	(19,610)	(1,487)
Net cash (used in) provided by operating activities	(48,011)	237,205

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(10,179)	(36,440)
Disposals of property and equipment	—	4,102
Net cash used in investing activities	(10,179)	(32,338)

Cash Flows Relating to Financing Activities
Repayments on line of credit	—	(200,000)
Repayments on long-term debt	(11,878)	(28,459)
Common stock issued on exercise of stock options	21,999	—
Common stock repurchased	(40,000)	—
Net cash used in financing activities	(29,879)	(228,459)

Effect of foreign exchange translation on cash	(25,394)	9,104

Decrease in cash	(113,463)	(14,488)

Cash, beginning of period	410,245	447,679

Cash, end of period	$296,782	$433,191

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$1,082	$11,413
Cash paid during the period for income taxes	$—	$26,110

Supplemental Schedule of Noncash Financing Activities:

Increase (decrease) in market value of long-term investment	$—	$(509,000)
Increase (decrease) in long-term deferred tax asset	$—	$173,000
Increase (decrease) in other comprehensive income	$(25,394)	$(326,896)

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

Note 1:

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of Management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2003 and its results of operations and its cash flows for the three-months ended August 31, 2003 and 2002.  Operating results for the three-month period ended August 31, 2003 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2004.

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

Note 3:                                                         Stock Based Compensation

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

For the three months ended August 31, 2003 there were no options issued while for the three months ended August 31, 2002 the total value of options granted was computed to be $7,158, which would be amortized on the straight-line basis over the vesting period of the options.  If the Company had used the fair value based method of accounting for its plans, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three Months Ended August 31,
	2003	2002
Net income (loss) as reported	$(66,997)	$55,315

Stock based compensation determined under the fair value method	$(6,963)	$(26,048)

Net income (loss) pro forma	$(73,960)	$29,267

Net income (loss) per share as reported:

Basic	$(.03)	$.02

Diluted	$(.03)	$.02

Net income (loss) per share pro forma:

Basic	$(.03)	$.01

Diluted	$(.03)	$.01

Pursuant to SFAS 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option and pricing model.  The weighted average assumptions used for the three months ended August 31, 2003 and 2002 were a risk-free interest rate of 3.50% for 2003 and 2002, an expected dividend yield of 0% for all years, an expected life of eight years for Fiscal 2003 and four years for Fiscal 2002, and a volatility of 104% and 119%, respectively.

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts.

Note 4:                                                         New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”). FIN 46 requires all Variable Interest Entities (“VIEs”) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, FIN 46 expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interest, but not the majority. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material adverse impact on the Company’s financial position, results of operations or cash flows at this time.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how certain financial instruments are classified when it has characteristics of both liabilities and equity.  SFAS No. 150 requires instruments which were previously classified as equity, that meet the scope of the pronouncement, be classified as liabilities.  The Company will begin applying the provisions of this statement in November 2003, but does not anticipate that it will have a material effect on the Company’s financial position, results of operations or cash flows.

Note 5:                                                         EPS Reconciliation

	Three Months Ended August 31,
	2003	2002
Weighted average shares (basic)	2,434,334	2,468,424

Effect of dilutive stock options	—	241,183

Weighted average shares (diluted)	2,434,334	2,709,607

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

Note 6:                                                         Long-term investments

The Company owns 1,375,716 shares or slightly less than 10% of the outstanding shares of Air Packaging Technologies, Inc.  That company is engaged in the design, manufacture, marketing and sales of “Air Box” patented packaging systems used in the retail, industrial protective and promotional packaging markets worldwide.  This long-term investment is classified as an “Available-for-sale security”.  As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of tax benefits, are included in Accumulated Other Comprehensive Income (Loss) and reported as a separate component of Other Comprehensive Income (Loss) in Stockholders’ Equity until realized or until unrealized losses are deemed to be “other than temporary”.  At August 31, 2003 the fair market value of the stock was equal to the value reported on the balance sheet.

Note 7:                                                         Long-term deferred tax asset

The Company has recorded a substantial deferred tax asset related to the expected realization of net operating loss carryforwards for Federal Income Tax purposes and other temporary differences between book and tax bases of assets and liabilities.  The asset arose when the Company acquired the stock and therefore the net operating loss carryforwards of its wholly owned subsidiary, Schmitt Measurement Systems in 1996.  As the Company realizes Federal taxable income, the asset is used to reduce the Federal Income Tax expense reported in the Company’s earnings statement.  Due to the uncertainty of utilization of the Company’s NOLs and in consideration of other factors, management has recorded a valuation allowance on the deferred tax asset at August 31, 2003 and May 31, 2003 to reduce the net deferred tax asset to the amount that it has deemed will more likely than not be realized.

Note 8:                                                         Segments of Business

Segment Information

	Three Months Ended August 31,
	2003		2002
	Balancer Systems	Measurement Systems	Balancer Systems	Measurement Systems
Gross sales	$1,680,147	$168,499	$1,719,381	$520,753
Intercompany sales	$(195,540)	$(4,905)	$(236,051)	$(2,892)
Net sales	$1,484,607	$163,594	$1,483,330	$517,861

Income (loss) from operations	$63,647	$(152,282)	$(55,336)	$66,491

Intercompany rent	$—	$7,500	$—	$7,500

Depreciation expense	$24,550	$8,794	$33,119	$14,178

Amortization expense	$5,000	$8,651	$5,000	$8,651

Capital expenditures	$3,214	$6,965	$24,891	$11,549

Geographic Information

	Three Months Ended August 31,
	2003	2002
Geographic Sales
North American Sales
United States	$707,475	$1,219,742
Intercompany	$—	$(16,850)
	$707,475	$1,202,892
Canada	$24,969	$33,880
Mexico	$17,013	$14,676
North American total	$749,457	$1,251,448

European Sales
Germany	$125,304	$161,886
Intercompany	$—	$—
Germany total	$125,304	$161,886

United Kingdom	$303,475	$338,764
Intercompany	$(200,445)	$(222,093)
United Kingdom total	$103,030	$116,671

Other European Sales	$274,615	$250,198

Total Europe	$502,949	$528,755

Asia	$367,930	$175,481
Others	$27,865	$45,507
	$1,648,201	$2,001,191

	Three Months Ended August 31,
	2003		2002
	United States	Europe	United States	Europe
Income (loss) from operations	$(110,999)	$22,364	$33,411	$(22,256)

Depreciation expense	$31,726	$1,618	$43,664	$3,633

Amortization expense	$13,651	$—	$13,651	$—

Capital expenditures	$9,353	$826	$34,456	$1,984

Long-term Assets

	August 31, 2003	May 31, 2003
Segment:
Balancer	$968,462	$994,798
Measurement	$606,434	$616,914

Geographic:
United States	$1,552,575	$1,588,599
Europe	$22,321	$23,113

Note – Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH

Note 9:                                                         Comprehensive (Loss)

	Three Months Ended August 31,
	2003	2002
Net income (loss)	$(66,997)	$55,315

Other comprehensive (loss) income:
(Decrease) increase in fair market value of long-term investment, net of taxes	—	(336,000)

Foreign currency translation adjustment	(25,394)	9,104

Total comprehensive (loss)	$(92,391)	$(271,581)

The long-term investment is classified as an “Available-for-sale security”.  As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of taxes, are included in Accumulated Other Comprehensive Income (Loss) and reported as a separate component of Stockholders’ Equity until realized.  The cumulative translation adjustment consists of unrealized gains/losses from translation adjustments on intercompany foreign currency transactions that are of a long-term nature.

Note 10:                                                  Stockholders’ Equity

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

FIRST QUARTER FISCAL YEAR 2004

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2003 and its results of operations and its cash flows for the three-months ended August 31, 2003 and 2002.  Operating results for the three-month period ended August 31, 2003 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2004.

RESULTS OF OPERATIONS

Three months ended August 31, 2003 and 2002:

Sales in the first quarter of fiscal 2004 decreased to $1,648,201 versus $2,001,191 in the same period last year, with sales in the Balancer segment virtually equal to year ago levels while those in the Measurement segment decreased.  Worldwide sales of Balancer products were $1,484,607 in the first quarter of fiscal 2004 compared to $1,483,330 for the same period last year with sales in the Asian markets increasing 111% and North American and European markets decreasing by 21% and 6% respectively from prior year levels for the same period.  Measurement product sales totaled $163,594 in the first quarter of fiscal 2004 compared to $517,861 in the first quarter of fiscal 2003.  Measurement sales in the prior fiscal year included $202,000 for two large laser light scatter products while in the current year there were no sales of the higher value products.  In addition, with the consolidation of the Acuity Research products into the Portland, Oregon facility, production and therefore shipments were closed for a significant portion of the month of August 2003.

The global economic slowdown has impacted the Balancer segment sales over the past few fiscal quarters through reduced demand.  Beyond that, there are no other specific or quantifiable reasons for the decline in sales in North America and Europe.  The Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  Over the past several months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry in North America and Europe as reasons for their reduced ordering activity.  Customers are seeing lack of demand for their products and as a result their demand for Schmitt Dynamic Balancing Systems has declined in recent fiscal periods.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products.    The business operations and prospects for these two product lines are summarized as follows:

Laser light-scatter products for disk drive and silicon wafer manufacturers – Until the acquisition of the Acuity Research subsidiary in fiscal 2001, the primary target markets for Measurement products were disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries.  Over the past several months, this information has discussed at length declining demand for and sales of the products of those two industries and have generally defined industries that are in a severe recession.  Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase measurement products due to their lack of a capital budget.  Therefore, sales to customers in these industries can be very cyclical.

Laser light-scatter products for research organizations – Historically the Company has sold two to three of these systems in each fiscal year and expects to do the same in the current fiscal year as there are several sales quotes outstanding.  However, none of these sales occurred in the quarter ended August 31, 2003 as they had in the same quarter in the prior fiscal year.  This was the primary reason for the decline in sales for the most recent quarter when compared to the same quarter in the prior fiscal year.

Dimensional sizing products – Historically these have been marketed and sold into market segments different from the laser light scatter products.  Over the past several months, these sales have been relatively stable with most sales realized through repeat business and inquiries received through the Company’s web site.  Because of the market potential of these products, management has hired marketing and sales managers for these product lines.  The marketing manager joined the Company in fiscal 2003 and the sales manager in the current fiscal quarter.  These two people are building a North America sales representative network that will seek out business rather than respond to inquiries.  To date, sales representative organizations have been retained that cover fourty-three of the fifty states.  Management believes organizations with be retained in the second quarter of the current fiscal year to cover the remainder of the United States and Canada.  During the fourth quarter of fiscal 2003, Management made the decision to consolidate the operations of Acuity (which had been located in Menlo Park, California) into the Measurement segment operations in Portland, Oregon.  This action reduced the engineering and administrative staff at Acuity by four people and, beginning in November 2003, reduces monthly rental costs by $7,500.   As a result of the physical relocation of the Acuity business in the most recent fiscal quarter, operations were suspended for a period of time and served to have a dampening effect on the sales volume of Acuity products.  The relocation was completed as of August 31, 2003 and therefore should not impact operations in the coming fiscal quarters.  Management believes these recent actions will increase sales while at the same time decrease fixed operating costs.

First quarter cost-of-sales increased to 46% of sales versus 41% in the same period last year.  Cost-of-sales of Balancer products for the three months ended August 31, 2003 was 46% compared to 48% for the three months ended August 31, 2002 while the cost-of-sales percentage of Measurement products was 50% for the first quarter of fiscal 2004 versus 22% in the same period last year.  The decrease in the cost of sales percentage for the Balancer segment was due to increasing unit sales prices in Europe where competitive market conditions generally result in lower sales prices and therefore higher cost-of-sales.  The increase in the cost-of-sales in the Measurement segment was due to the product sales mix plus the lower sales resulting in underabsorption of labor costs and overhead.

First quarter general, administrative and R&D expenses totaled $972,264 versus $1,166,485 for the same period last year.  As a percentage of revenues, operating expenses (including R&D) during the first quarter of fiscal 2004 were 59% compared to 58% for the same period last year.  The reason for the decrease in dollars was due to the lower sales and therefore a corresponding decrease in variable operating expense plus a decrease in payroll costs at the Acuity Research subsidiary.  The costs at Acuity decreased due to the reduction in engineering and administration staff that occurred due to the consolidation of Acuity operations in Portland during the quarter ended August 31, 2003.

Sales by the foreign subsidiaries totaled $502,522 for the most recent quarter versus $541,072 for the same quarter last year.  Soft market conditions in the European market are believed to be the reason for the decrease in sales.

In the three-month period ended August 31, 2003, the net loss was ($66,997) compared to net income of $55,315 for the same period last year.  Three-month net loss per share for the three months ended August 31, 2003 was ($.03) compared to net income, basic and diluted, of $.02 per share for the three months ended August 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 8.0 to 1 at August 31, 2003 compared to 7.7 to 1 at May 31, 2003.  As of August 31, 2003 the Company had $296,782 in cash compared to $410,245 at May 31, 2003.

During the three-months ended August 31, 2003, cash used in operating activities amounted to $48,011 with the changes described as follows:

•                  The net loss for the three-months ended August 31, 2003 of ($66,997) plus one non-cash item: depreciation and amortization of $46,995.

•                  Accounts receivable used cash as the balance increased by $22,313 (exclusive of the allowance for doubtful accounts) to an August 31, 2003 balance of $1,346,513compared to $1,324,200at May 31, 2003. At August 31, 2003, $24,060 in accounts receivable were considered a doubtful collection and therefore a reserve in that amount has been provided.  The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•                  Inventories decreased $195 to an August 31, 2003 balance of $2,725,736 compared to $2,725,931 at May 31, 2003.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                  Prepaid expenses decreased by $14,033 to $153,159 from a balance of $167,192 at May 31, 2003 with the decrease due to the amortization of prepaid trade show costs, professional fees and various business and life insurance costs.

•                  Trade accounts payable decreased by $1,114 to $354,215 from a balance of $355,329 at May 31, 2003.

•                  Other accrued liabilities (including commission, payroll items and other accrued expenses) decreased by $19,610 to a balance of $207,423 from $227,033 at May 31, 2003.

During the three months ended August 31, 2003, net cash used in investing activities was $10,179, consisting of net additions to property and equipment.  Net cash used in financing activities amounted to $29,879, which consists of repayments of long-term debt of $11,878, common stock issued to employees who exercised stock options of $21,999 and repurchases of common stock $40,000.

The following summarizes contractual obligations at August 31, 2003 and the effect on future liquidity and cash flows:

Years Ending August 31,	Capital Lease Obligations	Operating Leases	Total Contractual Obligations
2004	$9,756	$57,167	$66,923
2005	2,670	33,967	36,637
2006	—	9,289	9,289
2007	—	2,322	2,322
Total	$12,426	$102,745	$115,171

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

Demand for Company products may change:

For several months, the Company has experienced soft market demand in North America and Europe for its Balancer products.  While specific reasons are difficult to pinpoint, the low demand can generally be attributed to worldwide economic conditions, specifically those in the grinding machine industry, the primary market for the Company’s Balancer products.  Based upon analysis by management and the sales staff, the decline in sales does not appear to arise from the customer base shifting to competitor products.

Management has responded to these soft market conditions in two ways.  First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore continue to devote a significant part of its R&D efforts in Fiscal 2004 and 2005 toward developing products that will both broaden the scope of products offered to the current customer base plus offer products for new markets thereby reducing the reliance on historic markets.  Second, Management has hired both a sales and marketing manager who are devoted exclusively to the Acuity products and who have the goal of building a sales representative network covering North America.

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers.  Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions continued into Fiscal 2003. Disk drive demand is largely tied to and dependent upon demand for personal computers.  In Fiscal 2001, personal computer manufacturers warned of lower sales expectations and many initiated actions to significantly reduce costs.  These soft market conditions have continued into Fiscal Years 2002 and 2003.  Consequently, demand for drives has fallen and operations of those companies have suffered with one result being reduced capital spending.  This has resulted in minimal demand for and sporadic sales of the Company’s TMS products.  Industry forecasts are for these conditions to continue in the foreseeable future.

The semiconductor industry is also currently facing a down cycle. Beginning in Fiscal 2002 the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth and these conditions continued into Fiscal 2003.  The result is similar to disk drive manufacturers in that capital spending has declined significantly and consequently so has demand for and sales of the Company’s wafer products.  Forecasts for that industry are for improvements in market conditions to begin sometime in the next several months, although there is no certainty those improvements will occur during that time period.

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

Operating expenses are generally fixed in nature and largely based on anticipated sales.  In the past, Management has responded to declining sales by instituting expense reduction programs that have significantly reduced the break-even sales point.  However, should sales decline significantly, there is no guarantee Management could take actions that would further reduce operating expenses in either a timely manner or without seriously impacting the operations of the Company.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2003.  However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s cash equivalents as well as interest paid on debt.

The Company had a line of credit which expired on April 30, 2003, whose interest rate was based on various published prime rates that fluctuated over time based on economic changes in the environment.  The Company was subject to interest rate risk and could have been subject to increased interest payments as market interest rates fluctuated.

Foreign Currency Risk

The Company operates subsidiaries in the United Kingdom and Germany.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  To date, the foreign currency exchange rates have not significantly impacted the Company’s profitability.

Item 4.           Controls and Procedures

(a)                                  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report.  Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)                                 There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Part II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The Company filed a Form 8-K on June 5, 2003 to announce the dismissal of PricewaterhouseCoopers LLP as principal accountant to audit the Company’s financial statements.

The Company filed a Form 8-K on June 27, 2003 to announce the retention of Grant Thornton LLP as principal accountant to audit the Company’s financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	10/14/2003	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	10/14/2003	/s/ Robert C. Thompson
Robert C. Thompson, Chief Financial Officer