Form 10-Q
period 2003-11-30
SCHMITT INDUSTRIES INC
filed 2004-01-14
CIK 922612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of each class of common stock outstanding as of November 30, 2003

Common stock, no par value	2,436,265

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.                            Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2003	May 31, 2003

	Unaudited

ASSETS

Current assets
Cash	$315,450	$410,245
Accounts receivable, net of $24,060 allowance at November 30, 2003 and May 31, 2003	1,372,706	1,324,200
Inventories	2,916,683	2,725,931
Prepaid expenses	184,678	167,192
Income taxes receivable	31,859	32,659
	4,821,376	4,660,227

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,209,861	1,208,417
Furniture, fixtures and equipment	1,008,607	991,828
Vehicles	93,887	93,887
	2,611,355	2,593,132
Less accumulated depreciation and amortization	1,351,796	1,307,100
	1,259,559	1,286,032

Other assets
Long-term investment	6,800	6,800
Other assets	294,913	318,880
	301,713	325,680

TOTAL ASSETS	$6,382,648	$6,271,939

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$391,417	$355,329
Accrued commissions	141,411	148,953
Customer deposits	179,759	10,892
Accrued liabilities	59,140	67,188
Current portion of long-term debt	8,112	20,031
Total current liabilities	779,839	602,393

Long-term debt	1,068	4,273

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,436,265 and 2,457,932 shares issued and outstanding at November 30, 2003 and May 31, 2003 respectively (see note 10)	7,314,983	7,332,984
Accumulated other comprehensive loss	(305,475)	(280,363)
Accumulated deficit	(1,407,767)	(1,387,348)
Total stockholders’ equity	5,601,741	5,665,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,382,648	$6,271,939

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002

Net sales	$1,735,734	$1,794,452	$3,383,935	$3,795,643
Cost of sales	805,342	719,746	1,569,914	1,543,297
Gross profit	930,392	1,074,706	1,814,021	2,252,346

Operating expenses:
General, administration and sales	950,487	1,009,865	1,913,731	2,095,673
Research and development	3,117	50,785	12,137	131,462
Total operating expenses	953,604	1,060,650	1,925,868	2,227,135

Operating income (loss)	(23,212)	14,056	(111,847)	25,211

Other income (expense)	69,790	29,393	91,428	86,553

Income (loss) before provision for income taxes	46,578	43,449	(20,419)	111,764

Provision for income taxes	—	11,000	—	24,000

Net income (loss)	$46,578	$32,449	$(20,419)	$87,764

Net income (loss) per common share:

Basic	$.02	$.01	$(.01)	$.04

Diluted	$.02	$.01	$(.01)	$.04

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002

(UNAUDITED)

	Six Months Ended November 30,
	2003	2002
Cash Flows Relating to Operating Activities
Net income (loss)	$(20,419)	$87,764
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	66,894	91,847
Amortization	23,967	27,301
Deferred taxes	—	24,000
(Increase) decrease in:
Accounts receivable	(48,506)	81,729
Inventories	(190,752)	20,135
Prepaid expenses	(17,486)	(38,028)
Income taxes receivable	800	99,777
Increase (decrease) in:
Accounts payable	36,088	75,423
Accrued liabilities	153,277	(34,912)
Net cash provided by operating activities	3,863	435,036

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(48,019)	(60,004)
Disposals of property and equipment	7,598	4,399
Net cash (used in) investing activities	(40,421)	(55,605)

Cash Flows Relating to Financing Activities
Repayments on line of credit	—	(200,000)
Borrowings on line of credit	—	—
Repayments on long-term debt	(15,124)	(224,998)
Common stock issued on exercise of stock options	21,999	—
Common stock repurchased	(40,000)	—
Net cash (used in) provided by financing activities	(33,125)	(424,998)

Effect of foreign exchange translation on cash	(25,112)	3,550

(Decrease) in cash	(94,795)	(42,017)

Cash, beginning of period	410,245	447,679

Cash, end of period	$315,450	$405,662

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$2,395	$20,875
Cash paid during the period for income taxes	$800	$26,110

Supplemental Schedule of Noncash Financing Activities:

Increase (decrease) in market value of long-term investment	$—	$(509,000)
Increase (decrease) in long-term deferred tax asset	$—	$173,000

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED NOVEMBER, 2003 AND 2002

Note 1:

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of Management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2003 and May 31, 2003 and its results of operations and its cash flows for the three and six-months ended November 30, 2003 and 2002.  Operating results for the six-month period ended November 30, 2003 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2004.

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

For the six months ended November 30, 2003 there were no options issued while for the six months ended November 30, 2002 the total value of options granted was computed to be $7,158, which would be amortized on the straight-line basis over the vesting period of the options.  If the Company had used the fair value based method of accounting for its plans, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002

Net income (loss) as reported	$46,578	$32,449	$(20,419)	$87,764

Stock based compensation determined under the fair value method	(4,067)	(26,047)	(11,030)	(52,096)

Net income (loss) pro forma	$42,511	$6,402	$(31,449)	$35,668

Net income (loss) per share as reported

Basic	$.02	$.01	$(.01)	$.04

Diluted	$.02	$.01	$(.01)	$.04

Net income (loss) per share pro forma:

Basic	$.02	$.00	$(.01)	$.01

Diluted	$.02	$.00	$(.01)	$.01

Pursuant to SFAS 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option and pricing model.  The weighted average assumptions used for the three and six-months ended November 30, 2003 and 2002 were a risk-free interest rate of 3.50% for 2003 and  2002, an expected dividend yield of 0% for all years, an expected life of eight years for Fiscal 2003 and four years for Fiscal 2002, and a volatility of 104% and 119%, respectively.

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

Note 5:                                                         EPS Reconciliation

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Weighted average shares (basic)	2,436,265	2,468,424	2,434,334	2,468,424

Effect of dilutive stock options	222,520	22,182	213,447	22,053

Weighted average shares (diluted)	2,658,785	2,490,606	2,647,781	2,490,477

Basic earnings per share are computed using the weighted average number of shares outstanding.  Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.  Incremental shares were excluded from the diluted loss per share calculation when their effect was anti-dilutive.

Note 6:                                                         Long-term investments

The Company owns 1,375,716 shares or slightly less than 10% of the outstanding shares of Air Packaging Technologies, Inc.  That company is engaged in the design, manufacture, marketing and sales of “Air Box” patented packaging systems used in the retail, industrial protective and promotional packaging markets worldwide.  This long-term investment is classified as an “Available-for-sale security”.  As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of tax benefits, are included in Accumulated Other Comprehensive Income (Loss) and reported as a separate component of Other Comprehensive Income (Loss) in Stockholders’ Equity until realized or until unrealized losses are deemed to be “other than temporary”.  At November 30, 2003 the fair market value of the stock was equal to the value reported on the balance sheet.

Note 7:                                                         Long-term deferred tax asset

The Company has recorded a substantial deferred tax asset related to the expected realization of net operating loss carryforwards for federal income tax purposes and other temporary differences between book and tax bases of assets and liabilities.  The asset arose when the Company acquired the stock and therefore the net operating loss carryforwards of its wholly owned subsidiary, Schmitt Measurement Systems in 1996.  As the Company realizes federal taxable income, the asset is used to reduce the federal income tax expense reported in the Company’s earnings statement.  Due to the uncertainty of utilization of the Company’s NOLs and in consideration of other factors, management has recorded a valuation allowance on the deferred tax asset at November 30, 2003 and May 31, 2003 to reduce the net deferred tax asset to the amount that it has deemed will more likely than not be realized.

Note 8:                                                         Segments of Business

Segment Information

	Six Months Ended November 30,
	2003		2002
	Balancer Systems	Measurement Systems	Balancer Systems	Measurement Systems
Gross sales	$3,199,079	$542,275	$3,118,801	$1,115,591
Intercompany sales	(354,296)	(3,123)	(434,165)	(4,584)
Net sales	$2,844,783	$539,152	$2,684,636	$1,111,007

Income (loss) from operations	$14,159	$(126,006)	$(184,213)	$209,424

Intercompany rent	$—	$15,000	$—	$15,000

Depreciation expense	$48,448	$18,446	$62,815	$29,032

Amortization expense	$6,665	$17,302	$10,000	$17,301

Capital expenditures	$31,540	$16,479	$38,182	$21,822

Geographic Information

	Six Months Ended November 30,
	2003	2002
Geographic Sales
North American Sales
United States	$1,659,988	$2,159,493
Intercompany	—	(21,052)
	1,659,988	2,138,441
Canada	104,825	104,255
Mexico	40,871	23,676
North American total	1,805,684	2,266,372

European Sales
Germany	259,540	461,919
Intercompany	—	—
Germany total	259,540	461,919

United Kingdom	559,053	631,851
Intercompany	(357,419)	(417,697)
United Kingdom total	201,634	214,154

Other European Sales	507,085	445,810

Total Europe	968,259	1,121,883

Asia	526,047	310,494
Others	83,945	96,894
	$3,383,935	$3,795,643

	Six Months Ended November 30,
	2003		2002
	United States	Europe	United States	Europe
Income (loss) from operations	$(88,984)	$(22,863)	$110,516	$(85,305)

Depreciation expense	$63,587	$3,307	$84,238	$7,609

Amortization expense	$23,967	$—	$27,301	$—

Capital expenditures	$35,598	$12,421	$54,616	$5,388

Long-term Assets

	November 30, 2003	May 31, 2003
Segment:
Balancer	$963,627	$994,798
Measurement	$597,645	$616,914

Geographic:
United States
Europe	$1,536,979	$1,588,599
	$24,293	$23,113

Note – Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH

Note 9:                                                         Comprehensive (Loss)

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net income (loss)	$46,578	$32,449	$(20,419)	$87,764

Other comprehensive (loss) income:
Decrease in fair market value of long-term investment, net of taxes	—	—	—	(336,000)

Foreign currency translation adjustment	(282)	3,550	25,112	3,550

Total comprehensive income (loss)	$46,296	$35,999	$4,693	$(244,686)

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

SCHMITT INDUSTRIES, INC.

FORM 10-Q

SECOND QUARTER FISCAL YEAR 2004

Note 11:                                                  Subsequent Event

Subsequent to November 30, 2003, a commercial bank announced the foreclosure of its security interest in 533,331 shares of the Company’s Common Stock. The security interest in these shares was obtained under a pledge agreement related to personal bank debt of the Company’s President and Chief Executive Officer. The bank foreclosed its security interest in these shares through a private sale held on December 30, 2003.

The Company’s Board of Directors and its Chief Executive Officer had been working with the bank to coordinate a private sale of these shares but to date have been unsuccessful. The Company intends to continue to work with the bank to seek purchasers of the shares in blocks on a private basis.

The bank has reserved the right to sell these shares into the public market if a private sale cannot be completed. Any sale of these shares into the public market must be conducted in accordance with the resale limitations under applicable federal and state securities laws, including SEC Rule 144.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of management, the accompanying Consolidated Financial Statements of Schmitt Industries, Inc. contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2003 and May 31, 2003 and its results of operations and its cash flows for the three and six-months ended November 30, 2003 and 2002.  Operating results for the six-month period ended November 30, 2003 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2004.

RESULTS OF OPERATIONS

Three months ended November 30, 2003 and 2002:

Sales in the second quarter of fiscal 2004 decreased to $1,735,734 versus $1,794,452.  Worldwide sales of Balancer products were $1,360,176 in the second quarter of fiscal 2004 compared to $1,201,306 for the same period last year with sales in the Asian, North American and European markets increasing by 25%, 17% and 7% respectively from prior year levels for the same period.  These increases are attributed to what appears to be improving market demand.  Measurement product sales totaled $375,558 in the second quarter of fiscal 2004 compared to $593,146 in the second quarter of fiscal 2003.  Measurement sales declined as the prior fiscal year included sales of two large value laser light scatter products while in the current year there were no sales of the higher value products.  In addition, with the consolidation of the Acuity Research products into the Portland, Oregon facility, production and therefore shipments were closed for a significant portion of the month of August 2003.

The global economic slowdown has impacted Balancer segment sales over the past several fiscal quarters through reduced demand.  The Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  Over the past several months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry in North America and Europe as reasons for their reduced ordering activity.  Customers are seeing lack of demand for their products and as a result their demand for Schmitt Dynamic Balancing Systems has declined in recent fiscal periods.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products.  The business operations and prospects for these two product lines are summarized as follows:

•                  Laser light-scatter products for disk drive and silicon wafer manufacturers – Until the acquisition of the Acuity Research subsidiary in fiscal 2001, the primary target markets for Measurement products were disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries.  Over the past several months, this information has discussed at length declining demand for and sales of the products of those two industries and have generally defined industries that are in a severe recession.  Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase measurement products due to their lack of a capital budget.  Therefore, sales to customers in these industries can be very cyclical.

•                  Laser light-scatter products for research organizations – Historically the Company has sold two to three of these systems in each fiscal year and expects to do the same in the current fiscal year as there are several sales quotes outstanding.  However, none of these sales occurred in the quarter ended November 30, 2003 as they had in the same quarter in the prior fiscal year.  This was the primary reason for the decline in sales for the most recent quarter when compared to the same quarter in the prior fiscal year.

•                  Dimensional sizing products – Historically these have been marketed and sold into market segments different from the laser light scatter products.  Over the past several months, these sales have been relatively stable with most sales realized through repeat business and inquiries received through the Company’s web site.  Because of the market potential of these products, management has hired marketing and sales managers for these product lines.  The marketing manager joined the Company in fiscal 2003 and the sales manager in the current fiscal quarter.  These two people are building a North America sales representative network that will seek out business rather than respond to inquiries.  To date, sales representative organizations have been retained that cover most of the fifty states.  During the fourth quarter of fiscal

2003, Management made the decision to consolidate the operations of Acuity (which had been located in Menlo Park, California) into the Measurement segment operations in Portland, Oregon.  This action reduced the engineering and administrative staff at Acuity by four people and, beginning in November 2003, reduced monthly rental costs by $7,500.  As a result of the physical relocation of the Acuity business in the first fiscal quarter of the current year, operations were suspended for a period of time and served to dampen the sales volume of Acuity products in that period.  The relocation was completed as of August 31, 2003 and therefore should not impact operations in the coming fiscal quarters.  Management believes these recent actions will increase sales while at the same time decrease fixed operating costs.

Second quarter cost-of-sales increased to 46% of sales versus 40% in the same period last year.  Cost-of-sales of Balancer products for the three months ended November 30, 2003 was 49% compared to 47% for the three months ended November 30, 2002 while the cost-of-sales percentage of Measurement products was 36% for the three months ended November 30, 2003 versus 26% in the same period last year.  The increase in the cost of sales percentage for the Balancer segment was due to increasing sales in Asia where competitive market conditions generally result in lower sales prices and therefore a higher cost-of-sales percentage.  The increase in the cost-of-sales percentage in the Measurement segment occurred as the lower sales resulted in an underabsorption of labor costs and overhead.

Second quarter general, administrative and R&D expenses totaled $953,604 versus $1,060,650 for the same period last year.  As a percentage of revenues, operating expenses (including R&D) during the second quarter of fiscal 2004 were 55% compared to 59% for the same period last year.  The reason for the decrease in dollars was due to the lower sales and therefore a corresponding decrease in variable operating expense plus a decrease in payroll costs at the Acuity Research subsidiary.  The costs at Acuity decreased due to the reduction in engineering and administration staff that occurred due to the consolidation of Acuity operations in Portland during the quarter ended August 31, 2003.

Sales by the foreign subsidiaries totaled $439,252 for the most recent quarter versus $409,334 for the same quarter last year.  Stronger sales efforts by the European based sales staff are believed to be the reason for the increase.

In the three-month period ended November 30, 2003, the net income was $46,578 compared to net income of $32,449 for the same period last year.  Net income per share, basic and diluted, for the three months ended November 30, 2003 was $.02 compared to net income per share, basic and diluted, of $.01 per share for the three months ended November 30, 2002.

Six months ended November 30, 2003 and 2002:

Sales in the six months ended November 30, 2003 decreased to $3,383,935 versus $3,795,643 in the same period last year.  Worldwide sales of Balancer products were $2,844,783 in the first six months of fiscal 2004 compared to $2,684,636 for the same period last year with sales in the Asian markets increasing 76%, the North American decreasing by 4% and the European markets essentially even, respectively, from prior year levels for the same period.  Measurement product sales totaled $539,152 in the first six months of fiscal 2004 compared to $1,111,007 in the same period in the prior fiscal year.  Measurement sales in the prior fiscal year included the sale of four large value laser light scatter products while in the current year there were no sales of the higher value products.  In addition, with the consolidation of the Acuity Research products into the Portland, Oregon facility, production and therefore shipments were closed for a significant portion of the month of August 2003.

The global economic slowdown has impacted Balancer segment sales over the past several fiscal periods through reduced demand.  The Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers throughout the world.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  Over the past several months they have found many of the customers in the automotive, bearing and aircraft industries have referred to the state of the economy and its impact on the machine tool industry in North America and Europe as reasons for their reduced ordering activity.  Customers are seeing lack of demand for their products and as a result their demand for Schmitt Dynamic Balancing Systems has declined in recent fiscal periods.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products.  The business operations and prospects for these two product lines are summarized as follows:

•                  Laser light-scatter products for disk drive and silicon wafer manufacturers – Until the acquisition of the Acuity Research subsidiary in fiscal 2001, the primary target markets for Measurement products were disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries.  Over the past several months, this information has discussed at length declining demand for and sales of the products of those two industries and have generally defined industries that are in a severe recession.  Also, frequent discussions with customers have confirmed the information presented in the public information and their inability to purchase measurement products due to their lack of a capital budget.  Therefore, sales to customers in these industries can be very cyclical.

•                  Laser light-scatter products for research organizations – Historically the Company has sold two to three of these systems in each fiscal year and expects to do the same in the current fiscal year as there are several sales quotes outstanding.  However, none of these sales occurred in the six-months ended November 30, 2003 as they had in the same quarter in the prior fiscal year.  This was the primary reason for the decline in sales for the most recent quarter when compared to the same quarter in the prior fiscal year.

•                  Dimensional sizing products – Historically these have been marketed and sold into market segments different from the laser light scatter products.  Over the past several months, these sales have been relatively stable with most sales realized through repeat business and inquiries received through the Company’s web site.  Because of the market potential of these products, management has hired marketing and sales managers for these product lines.  The marketing manager joined the Company in fiscal 2003 and the sales manager in the current fiscal quarter.  These two people are building a North America sales representative network that will seek out business rather than respond to inquiries.  To date, sales representative organizations have been retained that cover most of the fifty states.  During the fourth quarter of fiscal 2003, management made the decision to consolidate the operations of Acuity (which had been located in Menlo Park, California) into the Measurement segment operations in Portland, Oregon.  This action reduced the engineering and administrative staff at Acuity by four people and, beginning in November 2003, reduced monthly rental costs by $7,500.  As a result of the physical relocation of the Acuity business in the first fiscal quarter of the current year, operations were suspended for a period of time and served to dampen the sales volume of Acuity products in that period.  The relocation was completed as of August 31, 2003 and therefore should not impact operations in the coming fiscal quarters.  Management believes these recent actions will increase sales while at the same time decrease fixed operating costs.

For the six months ended November 30, 2003, cost-of-sales increased to 46% of sales versus 41% in the same period last year.  Cost-of-sales of Balancer products for both the six months ended November 30, 2003 and 2002 was 48% while the cost-of-sales percentage of Measurement products was 40% for the first six months of fiscal 2004 versus 24% in the same period last year.  The increase in the cost-of-sales in the Measurement segment was due to the product sales mix plus the lower sales resulting in underabsorption of labor costs and overhead.

General, administrative and R&D expenses for the six months ended November 30, 2003 totaled $1,925,868 versus $2,227,135 for the same period last year.  As a percentage of revenues, operating expenses (including R&D) during the first six months of fiscal 2004 were 57% compared to 59% for the same period last year.  The reason for the decrease in dollars was due to the lower sales and therefore a corresponding decrease in variable operating expense plus a decrease in payroll costs at the Acuity Research subsidiary.  The costs at Acuity decreased due to the reduction in engineering and administration staff that occurred due to the consolidation of Acuity operations in Portland during the quarter ended August 31, 2003.

Sales by the foreign subsidiaries totaled $941,774 for the six months ended November 30, 2003 versus $951,566 for the same period last year.

In the six-months ended November 30, 2003, the net loss was ($20,419) compared to net income of $87,764 for the same period last year.  Net loss per share for the six-months ended November 30, 2003 was ($.01) compared to net income, basic and diluted, of $.04 per share for the six-months ended November 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities decreased to 6.2 to 1 at November 30, 2003 compared to 7.7 to 1 at May 31, 2003.  As of November 30, 2003 the Company had $315,450 in cash compared to $410,245 at May 31, 2003.

During the six-months ended November 30, 2003, cash provided from operating activities amounted to $3,863 with the changes described as follows:

•                  The net loss for the six-months ended November 30, 2003 of ($20,419) plus one non-cash item: depreciation and amortization of $90,861.

•                  Accounts receivable used cash as the balance increased by $48,506 (exclusive of the allowance for doubtful accounts) to a November 30, 2003 balance of $1,372,706 compared to $1,324,200 at May 31, 2003. At November 30, 2003, $24,060 in accounts receivable were considered a doubtful collection and therefore a reserve in that amount has been provided.  The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•                  Inventories increased $190,752 to a November 30, 2003 balance of $2,916,683 compared to $2,725,931 at May 31, 2003.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                  Prepaid expenses increased by $17,486 to $184,678 from a balance of $167,192 at May 31, 2003 with the increase due to prepaid fees and various business and life insurance costs.

•                  Trade accounts payable increased by $36,088 to $391,417 from a balance of $355,329 at May 31, 2003 with the increase due to higher inventory purchasing activity prior to November 30, 2003 compared to the same activity prior to May 31, 2003.

•                  Other accrued liabilities (including customer deposits, commissions, payroll items and other accrued expenses) increased by $153,277 to a balance of $380,310 from $227,033 at May 31, 2003, with the largest change a $168,867 increase in customer deposits.  The increase in the customer deposits occurred as two customers made significant deposits on orders for laser light scatter products.

During the six months ended November 30, 2003, net cash used in investing activities was $40,421, consisting of net additions to property and equipment.  Net cash used in financing activities amounted to $33,125 which consists of repayments of long-term debt of $15,124, common stock issued to employees who exercised stock options of $21,999 and repurchases of common stock of $40,000.

The following summarizes contractual obligations at November 30, 2003 and the effect on future liquidity and cash flows:

Years Ending November,	Capital Lease Obligations	Operating Leases	Total Contractual Obligations
2004	$8,112	$42,193	$50,305
2005	1,068	25,741	26,809
2006	—	9,289	9,289
2007	—	—	—
Total	$9,180	$77,223	$86,403

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

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers.  Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions have continued into Fiscal 2004. Disk drive demand is largely tied to and dependent upon demand for personal computers.  In Fiscal 2001, personal computer manufacturers warned of lower sales expectations and many initiated actions to significantly reduce costs.  These market conditions have continued through Fiscal Year 2004 and consequently, demand for drives has fallen over these periods.  As the operations of those companies have suffered they have in turn reduced capital spending resulting in minimal demand for and sporadic sales of the Company’s laser light-scatter products.  Industry forecasts are for these conditions to continue into the foreseeable future.

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

Management will continue to market these products to these historic markets as it appears no other technology has been introduced that would make the laser light-scatter products technologically obsolete.  There is the belief that once market conditions improve in the disk drive and silicon wafer markets, demand for the Company’s products and technology will increase although most likely not to historic levels.  Also, management believes there are other uses for the Company’s laser light scatter technology and continues to evaluate R&D efforts to develop new products and introduce them to the marketplace.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of November 30, 2003.  However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

Foreign Currency Risk

The Company operates subsidiaries in the United Kingdom and Germany.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the three-months ended November 30, 2003 and 2002 results of operations included gains (losses) on foreign currency translation of $29,502 and $(15,920) respectively.  For the six-months ended November 30, 2003 and 2002, results of operations have included gains on foreign currency translation of $37,907 and $5,835 respectively.

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

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company conducted an Annual Meeting of the Shareholders on October 3, 2003.  At the meeting, the following persons were elected to fill the vacancies on the Board of Directors created by the expiration of the Class 3 directors’ terms, to serve until the year 2006 Annual Meeting of the Shareholders and until their successors shall be duly elected:

Director	Shares Voted in Favor	Shares Voted Against	Shares Withheld
Maynard E. Brown	1,627,896	2,366	2,598
Wayne A. Case	1,627,049	3,249	2,598

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	1/14/2004	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	1/14/2004	/s/ Robert C. Thompson
Robert C. Thompson, Chief Financial Officer