Form 10-Q
period 2004-02-29
SCHMITT INDUSTRIES INC
filed 2004-04-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      To:

Commission File Number:  0-23996

SCHMITT INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Oregon	93-1151989
(State of Incorporation)	(IRS Employer ID Number)

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

The number of shares of each class of common stock outstanding as of February 29, 2004
Common stock, no par value	2,436,265

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	February 29, 2004	May 31, 2003
	Unaudited
ASSETS
Current assets
Cash	$188,241	$410,245
Accounts receivable, net of $14,808 allowance at February 29, 2004 and $24,060 at May 31, 2003	1,226,244	1,324,200
Inventories	2,990,834	2,725,931
Prepaid expenses	190,333	167,192
Income taxes receivable	31,859	32,659
	4,627,511	4,660,227

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,212,576	1,208,417
Furniture, fixtures and equipment	1,105,823	991,828
Vehicles	94,261	93,887
	2,711,660	2,593,132
Less accumulated depreciation and amortization	1,364,863	1,307,100
	1,346,797	1,286,032
Other assets
Long-term investment	6,800	6,800
Other assets	286,263	318,880
	293,063	325,680

TOTAL ASSETS	$6,267,371	$6,271,939

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$325,749	$355,329
Accrued commissions	187,326	148,953
Customer deposits	83,928	10,892
Accrued liabilities	34,955	67,188
Current portion of long-term debt	41,433	20,031
Total current liabilities	673,391	602,393

Long-term debt	36,964	4,273

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,436,265 and 2,457,932 shares issued and outstanding at February 29, 2004 and May 31, 2003, respectively (see note 10)	7,314,983	7,332,984
Accumulated other comprehensive loss	(351,254)	(280,363)
Accumulated deficit	(1,406,713)	(1,387,348)
Total stockholders’ equity	5,557,016	5,665,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,267,371	$6,271,939

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Net sales	$1,772,556	$1,621,763	$5,156,491	$5,417,406

Cost of sales
Operations, exclusive of inventory write-downs	793,350	736,722	2,363,264	2,280,019
Inventory write-downs	—	397,991	—	397,991
Total cost of sales	793,350	1,134,713	2,363,264	2,678,010

Gross profit	979,206	487,050	2,793,227	2,739,396

Operating expenses:
General, administration and sales	995,902	1,033,542	2,909,633	3,129,215
Research and development	13,968	33,283	26,105	164,745
Total operating expenses	1,009,870	1,066,825	2,935,738	3,293,960

Operating (loss)	(30,664)	(579,775)	(142,511)	(554,564)

Other income (expense)
Gain on foreign currency exchange	28,588	81,136	100,444	122,816
Other income (expense)	3,130	(39,906)	22,702	4,967
Loss on write-down of long-term investment	—	(564,000)	—	(564,000)
	31,718	(522,770)	123,146	(436,217)

Income (loss) before income tax expense	1,054	(1,102,545)	(19,365)	(990,781)

Income tax expense	—	612,006	—	636,006

Net income (loss)	$1,054	$(1,714,551)	$(19,365)	$(1,626,787)

Net income (loss) per common share:

Basic	$—	$(.69)	$(.01)	$(.66)

Diluted	$—	$(.69)	$(.01)	$(.66)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 29,  2004 AND FEBRUARY 28, 2003

(UNAUDITED)

	Nine Months Ended
	February 29, 2004	February 28, 2003
Cash Flows Relating to Operating Activities
Net (loss)	$(19,365)	$(1,626,787)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	102,910	136,455
Amortization	32,617	40,953
Write-down of long-term investment	—	564,000
Write-down of excess inventory quantities	—	397,991
Changes to the deferred tax asset	—	636,006
Increase (decrease) in provision for bad debts	(9,252)	24,060
(Increase) decrease in:
Accounts receivable	107,208	(71,299)
Inventories	(264,903)	14,247
Prepaid expenses	(23,141)	(11,291)
Income taxes receivable	800	99,777
Increase (decrease) in:
Accounts payable	(29,580)	166,500
Accrued liabilities	79,176	(31,657)
Net cash (used in) provided by operating activities	(23,530)	338,955

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(166,876)	(67,531)
Disposals of property and equipment	3,201	4,012
Net cash used in investing activities	(163,675)	(63,519)

Cash Flows Relating to Financing Activities
Repayments on line of credit	—	(200,000)
Additions to long-term debt	78,477	—
Repayments on long-term debt	(24,384)	(240,681)
Common stock issued on exercise of stock options	21,999	—
Common stock repurchased	(40,000)	(291)
Net cash provided by (used in) by financing activities	36,092	(440,972)

Effect of foreign exchange translation on cash	(70,891)	(64,743)

Decrease in cash	(222,004)	(230,279)

Cash, beginning of period	410,245	447,679

Cash, end of period	$188,241	$217,400

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$2,795	$20,397
Cash paid during the period for income taxes	$—	$26,110

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

FORM 10-Q

THIRD QUARTER FISCAL YEAR 2004

Note 1:                   Basis of Presentation

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of Management, the accompanying unaudited Consolidated Financial Statements of Schmitt Industries, Inc. have been prepared pursuant to the rules and regulations of the Securities Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 29, 2004 and its results of operations and its cash flows for the three and nine-months ended February 29, 2004 and February 28, 2003.  Operating results for the nine-month period ended February 29, 2004 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2004.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-K of the Company for the fiscal year ended May 31, 2003.

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

Note 3:                   Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  The Company has adopted the disclosure only provisions of SFAS 123.  Accordingly, no compensation cost has been recognized for the stock option plans. Adjustments are made for options forfeited prior to vesting.

For the nine months ended February 29, 2004 there were no options issued while for the nine months ended February 28, 2003 the total value of options granted was computed to be $7,158, which would be amortized on the straight-line basis over the vesting period of the options.  If the Company had used the fair value based method of accounting for its plans, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Net income (loss) as reported	$1,054	$(1,714,551)	$(19,365)	$(1,626,787)

Stock based compensation determined under the fair value method	(5,515)	(26,048)	(16,545)	(78,143)

Net (loss) pro forma	$(4,461)	$(1,740,599)	$(35,910)	$(1,704,930)

Net income (loss) per share as reported

Basic	$—	$(.69)	$(.01)	$(.66)

Diluted	$—	$(.69)	$(.01)	$(.66)

Net income (loss) per share pro forma:

Basic	$—	$(.71)	$(.01)	$(.69)

Diluted	$—	$(.71)	$(.01)	$(.69)

Pursuant to SFAS 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option and pricing model.  The weighted average assumptions used for the three and nine-months ended February 29, 2004 and February 28, 2003 were a risk-free interest rate of 3.50% for 2003 and 2002, an expected dividend yield of 0% for both years, an expected life of eight years for Fiscal 2003 and four years for Fiscal 2002, and a volatility of 104% and 119%, respectively.

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts.

Note 4:                   New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how certain financial instruments are classified when it has characteristics of both liabilities and equity.  SFAS No. 150 requires instruments which were previously classified as equity, that meet the scope of the pronouncement, be classified as liabilities.  The Company began applying the provisions of this statement in November 2003, but does not anticipate that it will have a material effect on the Company’s financial position, results of operations or cash flows.

Note 5:                   EPS Reconciliation

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Weighted average shares (basic)	2,436,265	2,468,340	2,434,334	2,468,396

Assumed exercise of stock options, net of shares assumed reacquired under the treasury stock method	76,870	—	—	—

Weighted average shares (diluted)	2,513,135	2,468,340	2,434,334	2,468,396

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

Note 6:                   Long-term investments

The Company owns 1,375,716 shares or slightly less than 10% of the outstanding shares of Air Packaging Technologies, Inc.  That company is engaged in the design, manufacture, marketing and sales of “Air Box” patented packaging systems used in the retail, industrial protective and promotional packaging markets worldwide.  This long-term investment is classified as an “Available-for-sale security”.  As required under Statement of Financial Accounting Standards No. 115, all unrealized gains and losses, net of tax benefits, are included in Accumulated Other Comprehensive Income (Loss) and reported as a separate component of Other Comprehensive Income (Loss) in Stockholders’ Equity until realized or until unrealized losses are deemed to be “other than temporary”.  At February 29, 2004 the fair market value of the stock was equal to the value reported on the balance sheet.

Note 7:                   Long-term deferred tax asset

The Company has recorded a substantial deferred tax asset related to the expected realization of net operating loss carryforwards for federal income tax purposes and other temporary differences between book and tax bases of assets and liabilities.  The asset arose when the Company acquired the stock and therefore the net operating loss carryforwards of its wholly owned subsidiary, Schmitt Measurement Systems in 1996.  As the Company realizes federal taxable income, the asset is used to reduce the federal income tax expense reported in the Company’s earnings statement.  Due to the uncertainty of utilization of the Company’s NOLs and in consideration of other factors, management has recorded a valuation allowance on the deferred tax asset at February 29, 2004 and May 31, 2003 to reduce the net deferred tax asset to the amount that it has deemed will more likely than not be realized.

Note 8:                   Segments of Business

Segment Information

	Nine Months Ended
	February 29, 2004		February 28, 2003
	Balancer Systems	Measurement Systems	Balancer Systems	Measurement Systems
Gross sales	$4,701,768	$994,925	$4,650,377	$1,419,564
Intercompany sales	(524,446)	(15,756)	(638,671)	(13,864)
Net sales	$4,177,322	$979,169	$4,011,706	$1,405,700

(Loss) from operations	$(76,502)	$(66,009)	$(279,400)	$(275,164)

Intercompany rent	$—	$22,500	$—	$22,500

Depreciation expense	$74,784	$28,126	$92,241	$44,214

Amortization expense	$6,665	$25,952	$15,000	$25,953

Capital expenditures	$147,214	$19,662	$38,403	$29,128

Geographic Information

Geographic Sales

	Nine Months Ended
	February 29, 2004	February 28, 2003
North American Sales
United States	$2,625,457	$3,014,700
Intercompany	—	(15,950)
	2,625,457	2,998,750
Canada	116,183	126,505
Mexico	44,131	23,676
North American total	2,785,771	3,148,931

European Sales
Germany	380,797	583,668

United Kingdom	844,146	995,234
Intercompany	(540,202)	(636,585)
United Kingdom total	303,944	358,649

Other European Sales	733,118	718,070

Total Europe	1,417,859	1,660,387

Asia	830,004	472,802
Others	122,857	135,286
	$5,156,491	$5,417,406

	Nine Months Ended
	February 29, 2004		February 28, 2003
	United States	Europe	United States	Europe
(Loss) from operations	$(81,948)	$(60,563)	$(468,740)	$(85,824)

Depreciation expense	$97,982	$4,928	$124,760	$11,695

Amortization expense	$32,617	$—	$40,953	$—

Capital expenditures	$157,046	$9,830	$61,925	$5,606

Long-term Assets

	February 29, 2004	May 31, 2003
Segment:
Balancer	$1,057,362	$994,798
Measurement	$582,498	$616,914

Geographic:
United States	$1,615,046	$1,588,599
Europe	$24,814	$23,113

Note – Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH

Note 9:                   Comprehensive (Loss)

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income (loss)	$1,054	$(1,714,551)	$(19,365)	$(1,626,787)

Other comprehensive (loss) income:
Increase in fair market value of long-term investment, net of taxes	—	336,000	—	—

Foreign currency translation adjustment	45,779	(68,293)	70,891	(64,743)

Total comprehensive income (loss)	$46,833	$(1,446,844)	$51,526	$(1,691,530)

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

Note 10:                 Stockholders’ Equity

In December 2003, a commercial bank foreclosured on its security interest in 533,331 shares of the Company’s Common Stock. The security interest in these shares was obtained under a pledge agreement related to personal bank debt of the Company’s President and Chief Executive Officer.

The Company’s Board of Directors and its Chief Executive Officer have been working with the bank to coordinate a private sale of these shares but to date have been unsuccessful. The Company intends to continue to work with the bank to seek purchasers of these shares in blocks on a private basis.

In addition to sales on a private basis, the bank may sell these shares into the public market. Any public sales of these shares must be conducted in accordance with the resale limitations under applicable federal and state securities laws, including SEC Rule 144.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of Management, the accompanying unaudited Consolidated Financial Statements of Schmitt Industries, Inc. have been prepared pursuant to the rules and regulations of the Securities Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 29, 2004 and its results of operations and its cash flows for the three and nine-months ended February 29, 2004 and February 28, 2003.  Operating results for the nine-month period ended February 29, 2004 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2004.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-K of the Company for the fiscal year ended May 31, 2003.

RESULTS OF OPERATIONS

Overview

The global economic slowdown has impacted Balancer segment sales over the past several fiscal quarters through soft demand.  The Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  They continue to find many of the customers in the automotive, bearing and aircraft industries refer to the state of the economy and its impact on the machine tool industry in North America and Europe as reasons for their reduced ordering activity.  Customers are seeing lack of demand for their products and as a result their demand for Schmitt Dynamic Balancing Systems has declined in recent fiscal periods.

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

•      Laser light-scatter products for research organizations – Historically the Company has sold two to three of these systems in each fiscal year and expects to do the same in the current fiscal year as there are outstanding sales quotes and one unit is projected to ship in the fourth quarter of fiscal 2004 and one of these systems was sold in the quarter ended February 29, 2004.

•      Dimensional sizing products – Historically these have been marketed and sold into market segments different from the laser-light scatter products.  Over the past several months, these sales have been relatively stable with most sales realized through repeat business and inquiries received through the Company’s web site.  Because of the market potential of these products, Management has hired marketing and sales managers for these product lines.  The marketing manager joined the Company in fiscal 2003 and the sales manager in the first fiscal quarter of the current year.  These two people are building a North America sales representative network that will seek out business rather than respond to inquiries.  To date, sales representative organizations have been retained that cover most of the fifty states.  During the fourth quarter of fiscal 2003, Management made the decision to consolidate the operations of Acuity (which had been located in Menlo Park, California) into the Measurement segment operations in Portland, Oregon.  This action reduced the engineering and administrative staff at Acuity by four people and, beginning in November 2003, reduced monthly rental costs by $7,500.   As a result of the physical relocation of the Acuity business in the first fiscal quarter of the current year, operations were suspended for a period of time and served to dampen the sales volume of Acuity products in that period.  The relocation was completed as of August 31, 2003 and therefore should not impact operations in the coming fiscal quarters.  Management believes these recent actions will increase sales while at the same time decrease fixed operating costs.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  In preparing our consolidated financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.  Actual results are likely to differ from these estimates under different assumptions and conditions.

The critical accounting policies described below include those that reflect significant judgments and uncertainties, which potentially could produce materially different results under different assumptions and conditions.  We believe our most critical accounting policies are those described below.

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

Three months ended February 29, 2004 and February 28, 2003:

	Three months ended February 29, 2004
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$1,772,556	100.0%	$1,332,539	100.0%	$440,017	100.0%
Cost of sales:
Operations, exclusive of inventory write-downs	793,350	44.8%	627,003	47.1%	166,347	37.8%
Inventory write-downs	—	—%	—	—%	—	—%
Cost of sales	793,350	44.8%	627,003	47.1%	166,347	37.8%

Gross profit	979,206	55.2%	$705,536	52.9%	$273,670	62.2%
Operating expenses	1,009,870	57.0%
Loss from operations	$(30,664)	(1.8)%

	Three months ended February 28, 2003
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$1,621,763	100.0%	$1,327,070	100.0%	$294,693	100.0%
Cost of sales:
Operations, exclusive of inventory write-downs	736,722	45.4%	650,016	49.0%	86,706	29.4%
Inventory write-downs	397,991	24.5%	14,879	1.1%	383,112	130.0%
Cost of sales	1,134,713	69.9%	664,895	50.1%	469,818	159.4%
Gross profit	487,050	30.1%	$662,175	49.9%	$(175,125)	(59.4)%
Operating expenses	1,066,825	65.8%
Loss from operations	$(579,775)	(35.7)%

Worldwide sales of Balancer products increased in the most current fiscal period when compared to the same period in the prior fiscal year as sales to the Asian markets increased by 71% while they decreased in the North American and European markets by 4% and 18% respectively.  The increase in Asia is attributed to growing demand and strong economic conditions while the decreases in North America and Europe are attributed to ongoing economic weakness in the targeted customer markets.  Measurement product sales increased in the most current fiscal period when compared to the same period in the prior fiscal year as the current fiscal year included the sale of one large value laser light-scatter product while in the prior year there were no sales of the higher value products.  Cost of sales for the Balancer segment (when excluding the inventory write-down in the prior fiscal year) decreased in the most current fiscal period when compared to the same period in the prior fiscal due to the product sales mix.  The increase in the cost-of-sales in the Measurement segment (when excluding the inventory write-down in the prior fiscal year) was due to the product sales mix plus the lower sales resulting in under-absorption of labor costs and overhead.

The decrease in operating expenses occurred due to a decrease in payroll costs at the Acuity Research subsidiary.  The costs at Acuity decreased due to the reduction in engineering and administration staff that occurred due to the consolidation of Acuity operations in Portland during the quarter ended August 31, 2003.

Sales by the foreign subsidiaries totaled $446,454 for the most recent quarter versus $538,785 for the same quarter last year.  The weak European economy is believed to be the reason for the decrease in sales as it does not appear the Company is losing sales to competitors in that market.

In the three-month period ended February 29, 2004, the net income was $1,054 compared to a net loss of ($1,714,551) for the same period last year.  Net income per share, basic and diluted, for the three months ended February 29, 2004 was $.00 compared to a net loss per share of ($.69) for the three months ended February 28, 2003.

Nine months ended February 29, 2004 and February 28, 2003:

	Nine months ended February 29, 2004
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$5,156,491	100.0%	$4,177,322	100.0%	$979,169	100.0%
Cost of sales:
Operations, exclusive of inventory write-downs	2,363,264	45.8%	1,978,880	47.4%	384,384	39.3%
Inventory write-downs	—	—%	—	—%	—	—%
Cost of sales	2,363,264	45.8%	1,978,880	47.4%	384,384	39.3%
Gross profit	2,793,227	54.2%	$2,198,442	52.6%	$594,785	60.7%
Operating expenses	2,935,738	56.9%
Loss from operations	$(142,511)	(2.7)%

	Nine months ended February 28, 2003
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$5,417,406	100.0%	$4,011,706	100.0%	$1,405,700	100.0%
Cost of sales:
Operations, exclusive of inventory write-downs	2,280,019	42.1%	1,924,705	48.0%	355,314	25.3%
Inventory write-downs	397,991	7.3%	14,879	0.4%	383,112	27.3%
Cost of sales	2,678,010	49.4%	1,939,584	48.4%	738,426	52.6%
Gross profit	2,739,396	50.6%	$2,072,122	51.6%	$667,274	47.4%
Operating expenses	3,293,960	60.8%
Loss from operations	$(554,564)	(10.2)%

Worldwide sales of Balancer products increased in the most current fiscal period when compared to the same period in the prior fiscal year as sales to the Asian markets increased by 74% while sales to the North American and European markets decreased by 3.7% and 6.2% respectively from prior year levels for the same period.  The increase in Asia is attributed to growing demand and strong economic conditions while the decreases in North America and Europe are attributed to ongoing economic weakness in the targeted customer markets.  Measurement product sales decreased in the most current fiscal period when compared to the same period in the prior fiscal year as the prior fiscal year included the sale of four large value laser light-scatter products while in the current year there was only one sale of a higher value product.  In addition, with the consolidation of the Acuity Research products into the Portland, Oregon facility, production and therefore shipments were closed for a significant portion of the month of August 2003.  The increase in the cost-of-sales in the Measurement segment (when excluding the inventory write-down in the prior fiscal year) was due to the product sales mix plus the lower sales resulting in under-absorption of labor costs and overhead.

The decrease in operating expenses occurred due to the lower sales and therefore a corresponding decrease in variable operating expenses plus a decrease in payroll costs at the Acuity Research subsidiary.  The costs at Acuity decreased due to the reduction in engineering and administration staff that occurred due to the consolidation of Acuity operations in Portland during the quarter ended August 31, 2003.

Sales by the foreign subsidiaries totaled $1,388,228 for the nine months ended February 29, 2004 versus $1,490,351 for the same period last year.

In the nine-months ended February 29, 2004, the net loss was ($19,365) compared to a net loss of ($1,626,787) for the same period last year.  Net loss per share for the nine-months ended February 29, 2004 was ($.01) compared to a net loss of ($.66) per share for the nine-months ended February 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities decreased to 6.9 to 1 at February 29, 2004 compared to 7.7 to 1 at May 31, 2003.  As of February 29, 2004 the Company had $188,241 in cash compared to $410,245 at May 31, 2003.

During the nine-months ended February 29, 2004, cash used in operating activities amounted to $23,530 with the changes described as follows:

•      The net loss for the nine-months ended February 29, 2004 of $19,365 plus two non-cash items: depreciation and amortization of $135,527 and a $9,252 decrease in the allowance for doubtful accounts.

•      Accounts receivable provided cash as the balance decreased by $107,208 (exclusive of the change in the allowance for doubtful accounts) to a February 29, 2004 balance of $14,808 compared to $24,060 at May 31, 2003. The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•      Inventories increased $264,903 to a February 29, 2004 balance of $2,990,834 compared to $2,725,931 at May 31, 2003.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•      Prepaid expenses increased by $23,141 to $190,333 from a balance of $167,192 at May 31, 2003 with the increase due to prepaid fees and various business and life insurance costs.

•      Trade accounts payable decreased by $29,580 to $325,749 from a balance of $355,329 at May 31, 2003 with the decrease due to lower purchasing activity prior to February 29, 2004 compared to the same activity prior to May 31, 2003.

•      Other accrued liabilities (including customer deposits, commissions, payroll items and other accrued expenses) increased by $79,176 to a balance of $306,209 from $227,033 at May 31, 2003, with the largest change a $73,036 increase in customer deposits.  The increase in the customer deposits occurred as one customer made a significant deposit on an order for a laser light scatter product.

During the nine months ended February 29, 2004, net cash used in investing activities was $163,675, consisting of net additions to property and equipment.  Net cash provided by financing activities amounted to $14,690 which consisted of additions to long-term debt of $36,092 for computer equipment and auto loans, repayments and changes in current maturities of long-term debt of $24,384, common stock issued to employees who exercised stock options of $21,999 and repurchases of common stock of $40,000.

The following summarizes contractual obligations at February 29, 2004 and the effect on future liquidity and cash flows:

Years Ending November,	Capital Lease Obligations	Operating Leases	Total Contractual Obligations
2004	$41,433	$51,629	$93,062
2005	28,639	20,275	48,914
2006	8,325	4,912	13,237
2007	—	—
Total	$78,397	$76,816	$155,213

Specific business challenges faced by the Company over the past few years have had a negative impact on operations and liquidity.  Management has responded to these challenges by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products.  As a result of these efforts, management believes its cash flows from operations, available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2004 and 2005. However, in the event the Company fails to achieve its operating and financial goals for fiscal 2004 and 2005, management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of additional cost cutting measures and/or entering into additional borrowing arrangements collateralized by assets.

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

Demand for Company products may change:

For several months, the Company has experienced soft market demand in North America and Europe for its Balancer products.  While specific reasons are difficult to pinpoint, the low demand can generally be attributed to economic conditions in those geographic markets, specifically those in the grinding machine industry, the primary market for the Company’s Balancer products.  Based upon analysis by management and the sales staff, the decline in sales does not appear to arise from the customer base shifting to competitor products.

Management has responded to these soft market conditions in two ways.  First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore continue to devote part of its R&D efforts in Fiscal 2004 and 2005 toward developing products that will both broaden the scope of products offered to the current customer base plus offer products for new markets, thereby reducing the reliance on historic markets.  Second, Management has hired both a sales and a marketing manager who are devoted exclusively to the Acuity products and who have the goal of building a sales representative network covering North America.

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers.  Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions have continued into Fiscal 2004. Disk drive demand is largely tied to and dependent upon demand for personal computers.  In Fiscal 2001, personal computer manufacturers warned of lower sales expectations and many initiated actions to significantly reduce costs.  These market conditions have continued through Fiscal 2004 and consequently, demand for drives has fallen over these periods.  As the operations of those companies have suffered, they have in turn reduced capital spending resulting in minimal demand for and sporadic sales of the Company’s laser light-scatter products.  Industry forecasts are for these conditions to continue into the foreseeable future.

The semiconductor industry is also currently facing a down cycle. Beginning in Fiscal 2002 the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth and these conditions continued into Fiscal 2004.  The result is similar to disk drive manufacturers in that capital spending has declined significantly and consequently so has demand for and sales of the Company’s wafer products.  Forecasts for that industry are for improvements in market conditions to begin sometime in the next several months, although there is no certainty those improvements will occur during that time period.

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

The Company maintains a significant investment in inventories in anticipation of future sales:

The Company believes it maintains a competitive advantage in its Balancer product segment by shipping product to its customers more rapidly than its competitors.  As a result, the Company has a significant investment in inventories for that segment.  These inventories are recorded using the lower-of-cost or market method, which requires management to make certain estimates.  Management evaluates the recorded inventory values based on customer demand, market trends and expected future sales and changes these estimates accordingly.  A significant shortfall of sales may result in carrying higher levels of inventories of finished goods and raw materials thereby increasing the risk of inventory obsolescence and corresponding inventory write-downs.  As a result, the Company may not carry adequate reserves to offset such write-downs.

The lack of a line of credit agreement could impact future liquidity:

The Company’s short-term credit line expired on April 30, 2003 and the commercial bank chose not to renew the arrangement.  While Management believes it could secure credit from another source, there is no guarantee this can be accomplished or, if it is accomplished, the terms may not be as favorable as those under the expired line of credit.

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

The Company faces risks from international sales and currency fluctuations:

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue.  International sales are subject to a number of risks, including: the imposition of governmental controls; trade restrictions; difficulty in collecting receivables; changes in tariffs and taxes; difficulties in staffing and managing international operations; political and economic instability; general economic conditions; and fluctuations in foreign currencies.  No assurances can be given these factors will not have a material adverse effect on future international sales and operations and, consequently, on the Company’s business, financial condition and results of operations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 29, 2004.  However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

Foreign Currency Risk

The Company operates subsidiaries in the United Kingdom and Germany.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the three-months ended February 29, 2004 and 2003, results of operations included gains on foreign currency translation of $28,588 and $81,136 respectively.  For the nine-months ended February 29, 2004 and 2003, results of operations have included gains on foreign currency translation of $100,444 and $122,816 respectively.

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

Part II - OTHER INFORMATION

Item 5.   Other Information

Effective January 1, 2004, the Company entered into a three-year employment agreement with Wayne A. Case, the Company’s Chief Executive Officer.  Under the agreement, Mr. Case initially receives $162,315 as an annual base salary.  Additionally, if the Company terminates the contract without cause during the three-year period, Mr. Case will be entitled to receive monthly salary payments and to participate in employee benefit programs for the balance of the period.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Employment Agreement of Wayne A. Case dated January 1, 2004

	31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

	31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

	32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	4/14/2004	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	4/14/2004	/s/ Robert C. Thompson
Robert C. Thompson, Chief Financial Officer