Form 10-K
period 2004-05-31
SCHMITT INDUSTRIES INC
filed 2004-08-11
CIK 922612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended: May 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No. ☒

As of June 30, 2004, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant was $9,576,164 based on the closing sales price of the registrant’s Common Stock on the Nasdaq SmallCap Market.  On that date, there were 2,474,461 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.  Business

Introduction

The Company (an Oregon corporation) designs, assembles and markets computer-controlled balancing equipment (the Balancer Segment) primarily to the machine tool industry.  Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (“SMS”), an Oregon corporation, the Company designs, manufactures and markets precision laser measurement systems (the Measurement Segment). The Company also sells and markets its products in Europe through its wholly owned subsidiaries, Schmitt Europe Ltd. (“SEL”), located in the United Kingdom and Schmitt Europa GmbH (“SEG”), located in Germany.  The Company’s executive offices are located at 2765 N.W. Nicolai Street, Portland, Oregon 97210, and its telephone number is (503) 227-7908.

Balancer Segment

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

Examples of some well-known worldwide machine tool builders who have offered and/or installed the SBS System include ANCA (Australia), Blohm Incorporated (U.S.), Blohm GmbH (Germany),

Capco Machinery (U.S.), Cincinnati Milacron (U.S.), Ecotech/SMTW (China/U.S.), Gleason Works (U.S.), Litton IAS/Landis Grinding (U.S.), Micron Machinery Limited (Japan/U.S.), Normac Incorporated (U.S.), NTC Toyama America (U.S./Japan), Okomoto (Japan), Okuma Machine (Japan), Shigiya Machine (Japan), Sumitomo Heavy Industry (Japan), CETOS Hostivar (Czech Republic), TOS Holice (Czech Republic), Toyoda Machine (Japan) and Weldon Machine Tool (U.S.).  The Company currently sells its products directly to most of the major machine builders in the U.S. and Western Europe.

Machine Tool Rebuilders – These customers, found in all industrial nations, develop their business by offering to completely update and refurbish older grinding machines. These rebuilders typically tear the old machine apart and install new components, such as the SBS System.  The Company currently sells its products directly to major machine rebuilders in the U.S. and Western Europe.

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

The acquisition of SEG added other technology and designs, including the internal spindle, ring and water balancer designs to the Company’s product line (the SEG systems).  These proven designs allow Schmitt to provide products to a broad range of machine applications.

In Fiscal 2004, 2003 and 2002, net sales of the Company’s balancing products totaled $5,924,854, $5,481,010 and $5,275,556 respectively.  Net sales of balancing products accounted for 75% of the Company’s revenue in Fiscal 2004, 74% in Fiscal 2003 and 77% in Fiscal 2002.  See Note 9 to Consolidated Financial Statements.

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

The SBS System list price is generally $7,995 worldwide.  Competitors’ electromechanical systems are priced at $8,000 to $10,000 worldwide while water balancers are priced at $9,000 to $11,000 worldwide.  Management believes customers perceive the value of an automatic balancer to be approximately $8,000; therefore, Company pricing is geared to obtaining a dominant market position and meeting competitive supplier prices.  The market strategy is to establish the SBS System as the foremost product with the best quality, reliability and performance and superior economic value.

Measurement Segment

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

Computer hard disks require exact manufacturing control and a narrow tolerance band for acceptable roughness, with surface roughness outside that narrow band resulting in a reduction in data density or storage capacity.  The Company’s technology simultaneously measures disk surface roughness in two directions, radially, when the read/write head is moving to another disk sector and circumferentially, when the read/write head is processing information on the disk.  The two separate roughness levels are required for proper head operation.  The precise measurement methods provided by the Company’s products are not possible through any other cost effective measurement means. The following two products meet the challenges of disk drive manufacturers and help prevent such problems from occurring:

•                  The original TMS-2000 (Texture Measurement System) product, the world’s fastest and most accurate non-contact texture measurement system, revolutionized disk-manufacturing technology.  The product (used on aluminum substrates) is currently used worldwide by most major disk drive manufacturers and provides fast, accurate and repeatable microroughness measurements and quadruples production throughput when compared to other testing devices.  Surface roughness can now be measured to levels below 0.5 Angstroms (the point of a needle is one million Angstroms in diameter).

•                  The TMS-2000-DUV product measures the surface microroughness of glass rather than aluminum substrates.  Manufacturers require the technology and products to measure surface roughness of these substrates to the same exact levels as those that measure aluminum. The Deep Ultra-violet light (DUV) technology and product uses the patented light scatter technology to measure the surface roughness of glass substrates to levels less than one Angstrom.

Customers include IBM, Seagate Substrates, Western Digital and Komag, Inc.

There are two products devoted to the silicon wafer industry, the TMS-2000W and TMS-3000W.  Both of these products provide fast, accurate, repeatable measurements for manufacturers of silicon wafers, computer chips and memory devices. This industry demands manufacturing precision to increase performance and capacity and these products help achieve those goals. Silicon wafers are carefully cut and polished to provide the base upon which a computer or memory chip is produced.  Therefore, chip manufacturing is extremely dependent on the beginning surface roughness of the wafer.  Since all silicon wafers exhibit a microscopic level of surface roughness, stemming from chemical deposition, grinding, polishing, etching, or any number of other production techniques, some method of measuring these surface characteristics is required.  The wafer measurement products provide a way for SMS customers in this industry to quantify and control their manufacturing process. The system provides measurements to a few hundredths of an Angstrom, a level unachievable by other testing devices.

Dimensional Sizing Products:

These are products used in a wide range of industrial applications.  These include steel casting, paper production, medical imaging, crane control and micron-level part and surface inspection.  Presently, there are four product lines: the AR4000 distance measurement sensor, the AR4000 Line Scanner and the AR600 and AR200 series of triangulating laser displacement sensors.

The AccuRange 4000 is an optical distance measurement sensor for most diffuse reflective surfaces, but is ideally suited to level and position measurement, machine vision, autonomous vehicle navigation and 3D imaging applications .  It operates by emitting a collimated laser beam that is reflected from the target surface and collected by a sensor.  The sensor is suitable for a wide variety of distance measurement applications that demand high accuracy and fast response times.  Notable features include the operating range for most surfaces (zero to fifty feet), fast response time (50 kHz maximum sample rate), compact and lightweight power design and has a tightly collimated output beam for small spot size.  There are three output beam configurations available: visible infrared, eye safe infrared and reflective tape targets.

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

The AR200 line is the most compact series of triangulating laser displacement sensors. Four models cover metric measurement ranges from six to fifty millimeters.   All models boast a 1/500 accuracy rating for measurements within twelve microns.   The AR200 sensor is the only sensor of its kind to feature pushbutton selection of output signals.  All models are standard with Analog, Limit Switch and Serial outputs.  The AR200 sensors, much like the longer-range AR600 sensors, project a beam of visible laser light that creates a spot on the target surface. Reflected light from the surface is viewed from an angle by a line scan camera and the target’s distance is computed from the image pixel data.  The AR200-6M, -12M, -25M and -50M have ranges in millimeters that match their model number.  The AR200 displacement sensor can not be overloaded and measures accurately even when a mirror reflects the entire light beam back to the detector.

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

Testing Laboratory:

The Company provides a highly advanced measurement services laboratory, using CASI Scatterometers, to a wide variety of industrial and commercial businesses that require precise measurements only advanced laser light scatter technology can provide.  The true value of the laboratory is not only its extremely precise measurement capability but also the test item is not altered, touched or destroyed.  Thus, the laboratory is widely used by manufacturers of critical optical components in aerospace and defense systems, including such companies as Aerojet, AT&T Bell Labs, Eastman Kodak, General Electric, IBM, NASA and dozens of other industrial companies, universities and government agencies.

In Fiscal 2004, 2003 and 2002, net sales of Measurement products totaled $1,999,912, $1,938,511 and $1,599,103 respectively and accounted for 25%, 26% and 23% of the Company’s total sales in Fiscal 2004, 2003 and 2002 respectively.

Business and Marketing Strategy

The Company designs, assembles and markets all of its products with operations divided into a number of different areas.

The Vice President of Operations directs production of Balancer segment products including production, assembly, purchasing, engineering and technical services.  Product marketing for all Balancer segment products is managed by the President/CEO.  Two Marketing Managers are responsible for domestic sales while a third is responsible for sales in Mainland China, Taiwan and Korea.  The Company also has one person who performs field service/sales.  The President/CEO is responsible for European sales and oversees the efforts of the European Marketing Manager who is headquartered in the United Kingdom.  Finally, there is a research and development group supervised directly by the President/CEO and the Vice President of Operations.

The Company markets and sells the Balancer segment products in a variety of ways.  First, are the channels provided by independent manufacturer’s representatives and distributors.  There are currently approximately 25 individuals and/or organizations in the United States acting in one of these capacities. Independent sales agents are paid a 10% commission; distributors are sold products at a 15% discount.

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

Third, original equipment manufacturers (OEMs) include the Balancer segment products on the machine tools they produce. Users thus purchase the Balancer segment products concurrently with the machine tools. Conversely, end users of grinding machines that have purchased the SBS system directly from the Company, and after enjoying the benefits of the products, often request that SBS products be included with the new equipment they order from OEMs. The SBS Systems are often installed by machine builders prior to displaying their own machine tools at various trade shows, becoming endorsements that prove beneficial to the Company’s sales efforts.

In the United States, most products are shipped directly to customers from the Company’s distribution center in Portland, Oregon.  Where the Company has distributors, the product is shipped to the distributor, who in turn pays the Company directly and then delivers and installs the product for the end user.  European distribution to customers is handled by shipping the product directly from the Company’s Portland headquarters to the European subsidiary in the United Kingdom, who in turn sells and distributes the products.

The Vice President of Operations directs production of all Measurement segment products including production, assembly, purchasing, engineering and technical services.  Similar to the parent company, the

Measurement segment uses a variety of methods to market and sell its products.  First, a Marketing Manager, under the direction of the President/CEO, directs the overall worldwide marketing efforts for surface measurement products.  Second, both a marketing and a sales manager, again under the direction of the President/CEO, direct the overall worldwide marketing and sales efforts for dimensional sizing products.  Third, the Company has a nonexclusive distribution agreement with a company in Japan for the promotion and sale of Measurement segment products in Japan, Korea, Malaysia, Singapore, the Philippines and Taiwan. Fourth, trade shows represent a significant amount of marketing/sales effort.  The President/CEO attends these events along with various Company representatives.  These individuals operate a display booth featuring demonstrations of Measurement segment products along with product and technical literature.  Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows.  Finally, one of the best marketing channels is the testing laboratory.  Once customers see the capabilities of the technology, it can lead to orders for the Company’s laser based light scatter measurement products.

All Measurement segment products are assembled in the Portland, Oregon facility and shipped worldwide directly to customers.

The Balancer and Measurement segment customer bases each consist of over 250 companies respectively.

Manufacturing

There are no unique sources of supply or raw materials in any product lines.  Essential electronic components, available in large quantities from various suppliers, are assembled into the Balancing and Measurement electronic control units under the Company’s quality and assembly standards.  Company-owned software and firmware are coupled with the electronic components to provide the basis of the Company’s various electronic control units.  Management believes several supply sources exist for all electronic components and assembly work incorporated into its electronic control systems.  The primary outside supplier of electronic assemblies is Silicon Forest Electronics of Vancouver, Washington, a custom supplier of assembled electronic products for several Pacific Northwest companies.  In the event of supply problems, the Company believes that two or three alternatives could be developed within thirty days to supplement or replace Silicon Forest Electronics.

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

In November 1996, the Company’s Quality Control Program received full ISO-9001 certification.  The Company is presently transitioning its certification to the new ISO-2000 requirements.

Proprietary Technology

The Company’s success depends in part on its proprietary technology, which the Company attempts to protect through patents, copyrights, trademarks, trade secrets and other measures.

The Company has U.S. patents covering both Balancer and Measurement products, processes and methods which the Company believes provide it with a competitive advantage.  The Company has a policy of seeking patents where appropriate on inventions concerning new products and improvements developed as part of its ongoing research, development and manufacturing activities.  While patents provide certain legal rights of enforceability, there can be no assurance the historic legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses as to issued patents will, in fact, be considered substantial in the future.  There can be no assurance as to the degree and range of protection any patent will afford and whether patents will be issued or the extent to which the Company may inadvertently infringe upon patents granted to others.

“SBS” and “SMS” are registered trademarks and are affixed to all products and literature created in the Company’s balancer and measurement product lines, respectively.

The Company manufactures its Balancer segment products under copyright protection in the U.S. for electronic board designs.  Encapsulation of the finished product further protects the Company’s technologies including software.

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

Product Development

In Fiscal 1997, the Company began an ongoing research and development program to expand the product lines and capabilities of both product segments.  The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments.  Since that Fiscal year, the Company has continued to develop the following new balancing and laser measurement products.

The SB-4500 controller is now a multi-function unit providing the versatility to control several activities including all balancer products.  It controls balancing in applications with speeds ranging from 300 to 30,000 rpm compared to a range of 500 to 10,000 rpm with the prior Schmitt product.  Vibrations are measured to 0.02 microns or 0.75 millionths of an inch, a ten-fold performance improvement over the prior control unit.  It also allows customers to balance their grinding machines faster, reducing costly down time and increasing factory throughput. This generation of computer control allows the future addition of new products.

The Acoustical Emissions Monitoring System (AEMS) is controlled by the SB-4500 controller and monitors the customers’ dressing and grinding processes by direct measurement of machine-generated acoustic signals.  By monitoring the high frequency sound signal generated by contact between the wheel and work piece, the system automatically determines when wheel contact is made.  Users can eliminate the “gap” time from their grinding process and also automatically detect the beginning of a wheel “crash” and immediately signal the grinding machine to stop before real damage occurs.  The benefits of the AEMS product to the customer include time savings from quick and easy setups, improved dressing and grinding processes, and elimination of expensive part and machine damage.

The disk drive industry presented the Company with the challenge of developing the technology and products to measure the surface roughness of glass substrates. Existing laser-based light-scatter technology was modified to produce the required light scatter information to provide the necessary measurements.  The engineering staff developed the DUV (Deep Ultra-violet light) technology to measure surface microroughness of glass substrates to the same precise levels as existing products and at levels required by the industry. This technology compliments existing products and provides the Company the ability to supply solutions for all media used by the disk drive industry.

During Fiscal 2004, 2003 and 2002, the Company’s research and development expense totaled $30,370, $192,686 and $217,444 respectively.  The Fiscal 2004 levels were lower than in prior years as the Company devoted much of its internal labor efforts (most R&D costs are internal labor costs) to expanding production levels and the transition of engineering and production of dimensional sizing products from

Menlo Park, CA to Portland, OR.  Management expects amounts expended for R&D in Fiscal 2005 to return to levels approximating those experienced in Fiscal 2003 and 2002.

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

Demand for Company products may change:

For several months prior to March 2004, the Company experienced soft market demand for its Balancer products.  While specific reasons are difficult to pinpoint, the low demand was attributed to worldwide economic conditions, specifically those in the grinding machine industry, the primary market for the Company’s Balancer products.  Based upon analysis by management and the sales staff, the decline in sales did not appear to arise from the customer base shifting to competitor products.  From March 2004 forward, the Company has seen increasing activity in the industry and as a result growing demand and sales of its Balancer segment products.  Despite this increase in activity, there can be no assurances as to the duration or strength of this increasing demand.

Historically, management has responded to soft market conditions in several ways.  First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore continue to devote its future R&D efforts toward developing products that will both broaden the scope of products offered to the current customer base plus offer products for new markets thereby reducing the reliance on historic markets.  Second, in order to increase worldwide operating efficiency, management consolidated all engineering design and manufacturing operations in its main location in Portland, Oregon, a step that reduced operating costs.   Management continues to evaluate production methods for the most efficient and cost effective methods.    Finally, management continuously evaluates all operating costs and seeks to reduce costs where necessary.

The Measurement segment has historically relied heavily upon sales to disk drive and silicon wafer manufacturers.  Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions continued into Fiscal 2003. Disk drive demand is largely tied to and dependent upon demand for personal computers.  In Fiscal 2001, personal computer manufacturers warned of lower sales expectations and many initiated actions to significantly reduce costs.  These soft market conditions continued into Fiscal Years 2002 and 2003.  In Fiscal 2004, improving conditions have occurred in the disk drive market, although the future impact on sales of these improving economic conditions is unknown at this time.

The semiconductor industry also faced a down cycle beginning in Fiscal 2002 as the industry experienced backlog cancellations, resulting in slower revenue growth.  The result is similar to disk drive manufacturers in that capital spending declined significantly and consequently so did demand for and sales of the Company’s wafer products in Fiscal 2002 through 2004.  Forecasts for that industry are for improvements in market conditions although similar to the disk drive market, the future impact of these improving economic conditions is unknown at this time.

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

Operating expenses are generally fixed in nature and largely based on anticipated sales.  During the second quarter of Fiscal 2002, Management responded to declining sales by instituting an expense reduction program that significantly reduced the break-even sales point.  However, should sales decline significantly and rapidly, there is no guarantee management could take actions that would further reduce operating expenses in either a timely manner or without seriously impacting the operations of the Company.

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

The lack of a line of credit agreement could impact future liquidity:

The Company had a short-term credit line that expired on April 30, 2003 and the commercial bank chose not to renew the arrangement.  While management believes it could secure credit from another source, there is no guarantee this can be accomplished or, if it is accomplished, the terms may not be as favorable as those under the expired line of credit.

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

International Sales

The Company’s sales in the last three Fiscal years by geographic areas are:

	North America	Europe	Asia	Others
Fiscal 2004	$4,520,940	$1,777,250	$1,365,840	$260,736
Fiscal 2003	$4,150,797	$2,348,102	$849,940	$70,682
Fiscal 2002	$4,337,917	$1,627,203	$887,093	$22,446

Backlog

The Company does not generally track backlog.  Normally, orders are shipped within a few days after receipt unless the customer requests otherwise.

Employees

As of July 9, 2004, the Company employed 37 individuals worldwide on a full-time basis.  There were no regular part-time employees.  None of the Company’s employees is covered by a collective bargaining agreement.

Item 2.  Properties

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings with total approximate square footage of 40,500 square feet.  SEL occupies a 1,893-square foot facility in Coventry, England pursuant to a three-year lease beginning June 1, 2002 with a basic monthly rent of £1,875 (approximately $3,400 as of July 9, 2004).  SEG occupies a 620 square foot facility in Pfungstadt, Germany pursuant to a five-year lease beginning December 1, 2001 with a basic monthly rent of 658 Euros (approximately $800 as of July 9, 2004).

Item 3.  Legal Proceedings

There are no material legal proceedings currently pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 2004.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq SmallCap Market under the symbol “SMIT.”

The following tables set forth the high and low sales prices of the Company’s Common Stock as reported on the The Nasdaq Smallcap Market for the periods indicated.

Year Ended May 31, 2004	High	Low
First Quarter	$1.80	$1.24
Second Quarter	$2.52	$1.60
Third Quarter	$2.60	$1.91
Fourth Quarter	$2.58	$1.75

Year Ended May 31, 2003	High	Low
First Quarter	$1.65	$1.05
Second Quarter	$1.95	$1.11
Third Quarter	$1.50	$1.07
Fourth Quarter	$1.60	$0.80

As of June 30, 2004, there were 2,474,461 shares of Common Stock outstanding held by approximately 130 holders of record.  The number of holders does not include individual participants in security position listings; the Company believes that there are more than 2,500 individual holders of shares of Common Stock.

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

Item 6.  Selected Financial Data

In thousands, except per share information

Year Ended	5/31/04	5/31/03	5/3102	5/31/01	5/31/00
Sales	$7,925	$7,420	$6,875	$7,580	$8,854
Net Income (Loss)	$517	$(1,487)	$(1,599)	$(2,367)	$561
Net Income (Loss) Per Share, Basic	$.21	$(.60)	$(.64)	$(.90)	$0.21
Weighted Average No. Shares, Basic	2,439	2,468	2,488	2,635	2,701
Net Income (Loss) Per Share, Diluted	$.20	$(.60)	$(.64)	$(.90)	$0.21
Weighted Average No. Shares, Diluted	2,524	2,468	2,488	2,635	2,869
Stockholders’ Equity	$6,114	$5,665	$7,251	$8,930	$10,128
Total Assets	$7,100	$6,272	$8,161	$10,291	$10,953
Long-term debt (including current portion)	$67	$24	$280	$353	$—

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

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines.  Beginning in Fiscal 2001, the global economic slowdown impacted Balancer segment sales through soft market demand in North America and Europe and therefore lower sales of Balancer products.  However, starting in March 2004 improving economic conditions in North America resulted in increasing sales in that geographic market.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  They are finding many of the customers in the automotive, bearing and aircraft industries refer to improving economic conditions and its impact on the machine tool industry in North America as the reason for their recent increase in ordering activity.  However, while those customers are optimistic regarding short term demand for Balancer products, they continue to remain uncertain as to the strength and duration of the improving business conditions in North America for their products.  Market demand in Asia for the Balancer segment products continue to be strong with the expanding market and customer base believed to be the reasons for the continued growth in sales.  The European market remains soft with customers seeing a lack of demand for their products and therefore their demand for Balancer products has been soft, with recent sales decreasing accordingly.  The timing of the recovery in those markets is uncertain at this time.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products.    The business operations and prospects for these two product lines are summarized as follows:

•                  Laser light-scatter products for disk drive and silicon wafer manufacturers – Until the acquisition of the Acuity Research subsidiary in Fiscal 2001, the primary target markets for Measurement products were disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries.  Over the past several months, this information has indicated improving demand for and sales of the products of those two industries.  Also, frequent discussions with customers have confirmed the information presented in the public information.  Sales to customers in these industries can be very cyclical and therefore the impact of this recovery on sales to the Company’s laser light-scatter products is unknown at this time, although sales personnel have seen increasing interest and inquiries regarding the Company’s products.

•                  Laser light-scatter products for research organizations – Historically the Company has sold two to three of these systems in each fiscal year and expects to do the same in Fiscal 2005.

•                  Dimensional sizing products – Historically these have been marketed and sold into market segments different from the laser-light scatter products.  Until the most recent fiscal year, most sales were realized through repeat business and inquiries received through the Company’s web site.  Because of the market potential of these products, Management hired a marketing manager who joined the Company in mid-Fiscal 2003 and a sales manager in the first quarter of the current fiscal year.  These two people have built a North America sales representative network that is seeking business rather than responding to inquiries.  To date, sales representative organizations have been retained that cover most of the fifty states.  During the fourth quarter of Fiscal 2003, Management made the decision to consolidate the operations of Acuity Research (which had been located in Menlo Park, California) into the Measurement segment operations in Portland, Oregon.  This action reduced the engineering and administrative staff at Acuity by four people and, beginning in November 2003, reduced monthly rental costs by $7,500.   As a result of the physical relocation of the Acuity business in the first fiscal quarter of the current year, operations were suspended for a period of time and served to dampen the sales volume of Acuity products in that period.  The relocation was completed as of August 31, 2003.  Management believes these recent actions will result in increased sales.

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

 Accounts Receivable – The Company maintains credit limits for all customers that are developed based upon several factors, included but not limited to payment history, published credit reports and use of credit references.  On a monthly basis, Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value.  This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead Management to the conclusion that potential significant accounts are uncollectible, a reserve will be provided.  The Company has had no significant bad debt write-offs since its inception in 1986. As of May 31, 2004, Management established a reserve of $32,550 to cover potential doubtful accounts.

Inventories – These assets are stated at the lower of cost or market on an average cost basis. Each Fiscal quarter, Management utilizes various analyses based on sales forecasts, historical sales and inventory levels to ensure the current carrying value of inventory accurately reflects current and expected requirements within a reasonable timeframe. As a result of this analysis at May 31, 2004, Management believes the inventory levels are sufficient based upon the expected requirements in Fiscal 2004 and beyond.  Based upon the same analysis in Fiscal 2003, Management determined $401,673 of inventories were in excess of expected requirements and therefore these amounts were written off.

Long-term Deferred Tax Asset– The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. During the year ended May 31, 2003, and based upon the losses in the prior two Fiscal years, Management believed it was prudent for the Company to increase the valuation reserve to fully offset the estimated value

of the deferred tax assets.   Management continues to review the level of the valuation allowance on a quarterly basis.

Intangible Assets – There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.   As of May 31, 2004, Management does not believe impairment, as defined above, exists.

Discussion of operating results:

	Year ended May 31, 2004
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$7,924,766	100.0%	$5,924,854	100.0%	$1,999,912	100.0%
Cost of sales:
Operations, exclusive of inventory write-downs	3,405,761	43.0%	2,727,405	46.0%	678,356	33.9%
Inventory write-downs	—	—	—	—	—	—
Cost of sales	3,405,761	43.0%	2,727,405	46.0%	678,356	33.9%
Gross profit	4,519,005	57.0%	$3,197,449	54.0%	$1,321,556	66.1%
Operating expenses	4,081,739	51.5%
Income from operations	$437,266	5.5%

	Year Ended May 31, 2003
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$7,419,521	100.0%	$5,481,010	100.0%	$1,938,511	100.0%
Cost of sales:
Operations, exclusive of inventory write-downs	3,188,566	43.0%	2,661,510	48.6%	527,056	27.2%
Inventory write-downs	401,673	5.4%	18,561	0.3%	383,112	19.8%
Cost of sales	3,590,239	48.4%	2,680,071	48.9%	910,168	47.0%
Gross profit	3,829,282	51.6%	$2,800,939	51.1%	$1,028,343	53.0%
Operating expenses	4,231,699	57.0%
Loss from operations	$(402,417)	(5.4)%

	Year Ended May 31, 2002
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$6,874,659	100.0%	$5,275,556	100.0%	$1,599,103	100.0%
Cost of sales:
Operations, exclusive of inventory write-downs	2,944,937	42.8%	2,446,049	46.4%	498,888	31.2%
Inventory write-downs	—	—	—		—
Cost of sales	2,944,937	42.8%	2,446,049	46.4%	498,888	31.2%
Gross profit	3,929,722	57.2%	$2,829,507	53.6%	$1,100,215	68.8%
Operating expenses	3,973,798	57.8%
Loss from operations	$(44,076)	(0.6)%

Worldwide sales of Balancer products in Fiscal 2004 increased from Fiscal 2003 as sales to the North American and Asian markets increased by 5% and 69% respectively while they decreased in the European markets by 15%.  The increase in North America is attributed to improving economic conditions and therefore increased customer demand while the increase in Asia is attributed to continued strong economic conditions.  The decrease in Europe is attributed to ongoing economic weakness in the targeted customer markets.  Worldwide sales of Balancer products in Fiscal 2003 increased from Fiscal 2002 as sales to the Asian and European markets increased by 4% and 30% respectively, while they decreased in the North American market by 8%.  The increase in Asia is attributed to strong economic conditions while the increase in Europe is attributed to more aggressive and focused sales efforts.  The decrease in North America is attributed to ongoing economic weakness in the targeted customer markets.  Measurement product sales in Fiscal 2004 were comparable to those experienced in Fiscal 2003.  Sales of Measurement products in Fiscal 2003 increased from those in Fiscal 2002 as Fiscal 2003 included the sale of several large value laser light-scatter products while in Fiscal 2002 there were no significant sales of those higher value products.

Cost of sales, as a percentage of sales, for the Balancer segment (when excluding the inventory write-down in Fiscal 2003) decreased in Fiscal 2004 when compared to Fiscal 2003 due to the geographic sales mix.  Sales to the North American markets were a higher percentage of total Balancer segment sales in Fiscal 2004 than they were in Fiscal 2003.  Unit sales prices in North America are higher than they are in other geographic markets and therefore the costs on those sales are lower as a percentage of sales than in other geographic markets.  When sales to the North American market are a higher proportion of total sales, as they were in Fiscal 2004 compared to Fiscal 2003, the effect is to lower cost of sales as a percentage of sales. Cost of sales for the Balancer segment (when excluding the inventory write-down in Fiscal 2003) increased in Fiscal 2003 when compared to Fiscal 2002, again due to the geographic sales mix.  In Fiscal 2003, sales to the European markets were a higher percentage of total Balancer segment sales than they were in Fiscal 2002.  Due to competitive pressures, unit sales prices in Europe are lower than they are in other geographic markets and therefore the costs on those sales are higher as a percentage of sales than in other geographic markets.  When sales to the European market are a higher proportion of total sales, as they were in Fiscal 2003 compared to Fiscal 2002, the effect is to increase cost of sales as a percentage of sales.

Cost-of-sales in the Measurement segment (when excluding the inventory write-down in Fiscal 2003) increased in Fiscal 2004 when compared to Fiscal 2003 and is attributed to the product sales mix.  Cost-of-sales in the Measurement segment (when excluding the inventory write-down in Fiscal 2003) decreased in Fiscal 2003 when compared to Fiscal 2002 due to changes in the product sales mix.

The decrease in operating expenses between Fiscal 2004 and 2003 occurred primarily due to a decrease in payroll costs at the Acuity Research subsidiary.  The costs at Acuity decreased due to the reduction in engineering and administration staff that occurred due to the consolidation of Acuity operations in Portland during the quarter ended August 31, 2003.  These changes returned the overall operating expenses to an amount approximating Fiscal 2002 levels.

Net sales outside North America accounted for approximately 43% of the Company’s revenues in Fiscal 2004, 44% in fiscal 2003 and 37% in Fiscal 2002.  Some foreign customers purchase in their own country’s currencies, thereby imposing on the Company a currency risk.  All North American sales (56% of total sales in Fiscal 2004) were in U.S. dollars and the remaining Fiscal 2004 sales were in currencies other than U.S. dollars.  To date, currency fluctuations have had minimal impact on sales.  However, significant variations in the value of the U.S. dollar, relative to currencies of countries in which the Company has significant competitors, can impact future sales.  The Company does not engage in currency hedging.  In addition, the longer payment cycles of international sales can have a negative impact on liquidity.  The Company believes international sales will continue to grow in future periods.

The net income for Fiscal 2004 of $516,585 ($0.20 per fully diluted share) compares to net losses of $1,487,131 ($0.60 per share) and $1,598,619 ($0.64 per share) in Fiscal 2003 and 2002 respectively.  The net loss in Fiscal 2003 included four significant items: a $612,200 non-operating charge for a write-down of the Company’s long-term investment in Air Packaging Technologies, Inc, $401,673 in write-downs of excess inventory quantities, an increase in the deferred tax asset valuation allowance of $636,006 and a $24,060 reserve for doubtful accounts.  When these items are excluded, the net income would have been $186,808.  The net loss in Fiscal 2002 was primarily attributable to a $1,516,000 non-operating charge for a write-down of the Company’s long-term investment in Air Packaging Technologies, Inc.  When that item is excluded, the net loss in Fiscal 2002 would have been $82,619.

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

For Fiscal years 2004, 2003 or 2002, sales to a single customer did not exceed 10% of total revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities decreased to 5.7 to 1 at May 31, 2004 compared to 7.7 to 1 at May 31, 2003.  As of May 31, 2004 the Company had $604,194 in cash compared to $410,245 at May 31, 2003.

During the year ended May 31, 2004, cash provided from operating activities amounted to $408,160 with the changes described as follows:

•                  The net income for the year ended May 31, 2004 of $516,585 plus three non-cash items: depreciation and amortization of $188,314, the increase in the provision for doubtful accounts of $8,490 and the write-down of the long-term investment of $6,800.

•                  Accounts receivable used cash as the balance increased by $499,707 (exclusive of the change in the allowance for doubtful accounts) to a May 31, 2004 balance of $1,815,417 compared to $1,324,200 at May 31, 2003. At May 31, 2004, $32,550 in accounts receivable were considered as doubtful of collection and therefore a reserve in that amount has been provided for.  The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•                  Inventories increased $189,162 to a May 31, 2004 balance of $2,915,093 compared to $2,725,931 at May 31, 2003.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                  Prepaid expenses decreased by $42,844 due to the amortization of several items including prepaid trade show costs, professional fees and various business and life insurance costs.

•                  Trade accounts payable increased by $210,217 with the increase due to increased purchasing activities in both the Balancer and Measurement segments.

•                  Other accrued liabilities (including commission, payroll items and other accrued expenses) increased by $127,014.

During the year ended May 31, 2004, net cash used in investing activities was $110,482 consisting of net additions to property and equipment.  Net cash used in financing activities amounted to $7,843, which consists of repayments on capitalized obligations of $35,678, common stock issued to employees exercising stock options for $67,835 and repurchases of common stock for $40,000.

The following summarizes contractual obligations at May 31, 2004 and the effect on future liquidity and cash flows:

Years Ending May 31,	Capital Lease and Purchase Contract	Operating Leases	Total Contractual Obligations
2005	$39,831	$50,841	$90,672
2006	22,247	9,625	31,872
2007	4,995	4,812	9,807
2008	—	—	—
2009	—	—	—
Thereafter	—	—	—
Total	$67,073	$65,278	$132,351

Part of the acquisition of SMS in Fiscal 1995 resulted in the acquisition of a tax net operating loss of approximately $5.5 million, which is available to offset domestic earnings through the year 2009.  As of May 31, 2004, approximately $1.3 million of these losses remain.

The Company’s $500,000 short-term line of credit agreement with a commercial bank expired on April 30, 2003.  While Management believes it could secure credit from another source, there is no guarantee this could be accomplished or, if it is accomplished, the terms will be as favorable as those under the expired line of credit.

Management has responded to business challenges over the past few years by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products.  As a result of these efforts, Management believes its cash flows from operations and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2005. However, in the event the Company fails to achieve its operating and financial goals for Fiscal 2005, Management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of additional cost cutting measures, increased borrowings from credit facilities or entering into additional borrowing arrangements collateralized by assets.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2004.  However, the Company is exposed to interest rate risk.  The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  Therefore, changes in U.S. and European interest rates affect the interest earned on the Company’s cash equivalents and marketable securities as well as interest paid on debt.

The Company does not have any lines of credit or other debt whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment.  Therefore, at this time, the Company is not subject to interest rate risk if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company operates subsidiaries in the United Kingdom and Germany.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the years ended May 31, 2004, 2003 and 2002, results of operations included gains (losses) on foreign currency translation of $40,608, $192,010 and $(15,470) respectively.

Item 8.                                                           Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

MAY 31, 2004 AND 2003

	2004	2003
ASSETS
Current Assets
Cash	$604,194	$410,245
Accounts receivable, net of allowance for doubtful accounts of $32,550 and $24,060 in 2004 and 2003 respectively	1,815,417	1,324,200
Inventories	2,915,093	2,725,931
Prepaid expenses	124,348	167,192
Income taxes receivable	35,894	32,659
	5,494,946	4,660,227

Property and Equipment
Land	299,000	299,000
Buildings and improvements	1,214,500	1,208,417
Furniture, fixtures and equipment	1,115,788	991,828
Vehicles	94,261	93,887
	2,723,549	2,593,132
Less accumulated depreciation and amortization	1,395,634	1,307,100
	1,327,915	1,286,032
Other Assets
Long-term investment	—	6,800
Long-term deferred tax asset	—	—
Other assets	277,612	318,880
	277,612	325,680
TOTAL ASSETS	$7,100,473	$6,271,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$565,546	$355,329
Accrued commissions	189,679	148,953
Customer deposits	53,203	10,892
Other accrued liabilities	111,165	67,188
Current portion of long-term obligations	39,831	20,031
	959,424	602,393

Long-term Obligations	27,242	4,273

Commitments and Contingencies

Stockholders’ Equity
Common stock, no par value, 20,000,000 shares authorized, 2,474,461 and 2,457,932 shares issued and outstanding at May 31, 2004 and 2003, respectively	7,360,819	7,332,984
Accumulated other comprehensive loss	(376,249)	(280,363)
Accumulated deficit	(870,763)	(1,387,348)
	6,113,807	5,665,273
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,100,473	$6,271,939

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2004, 2003 AND 2002

	2004	2003	2002
Net Sales	$7,924,766	$7,419,521	$6,874,659

Cost of Sales
Operations, exclusive of inventory write-downs	3,405,761	3,188,566	2,944,937
Inventory write-downs	—	401,673	—
Total cost of sales	3,405,761	3,590,239	2,944,937

Gross profit	4,519,005	3,829,282	3,929,722

Operating expenses:
General, administrative and selling	4,051,369	4,039,013	3,756,354
Research and development	30,370	192,686	217,444
Total operating expenses	4,081,739	4,231,699	3,973,798

Operating income (loss)	437,266	(402,417)	(44,076)

Other income and (expense):
Interest expense	(4,330)	(22,824)	(53,468)
Interest income	882	558	4,665
Loss on write-down of long-term investment	(6,800)	(612,200)	(1,516,000)
Gain (loss) on foreign currency exchange	40,608	192,010	(15,470)
Rental income	18,921	22,800	22,800
Miscellaneous (expense) income	30,038	(29,052)	2,930
Other income and (expense)	79,319	(448,708)	(1,554,543)

Income (loss) before provision for income taxes	516,585	(851,125)	(1,598,619)

Provision for income taxes	—	636,006	—

Net income (loss)	$516,585	$(1,487,131)	$(1,598,619)

Net income (loss) per common share, basic	$0.21	$(0.60)	$(0.64)

Weighted average number of common shares, basic	2,438,895	2,467,651	2,488,458

Net income (loss) per common share, diluted	$0.20	$(0.60)	$(0.64)

Weighted average number of common shares, diluted	2,524,050	2,467,651	2,488,458

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2004, 2003 AND 2002

	Shares	Amount	Accumulated Other Comprehensive (Loss)	Retained Earnings (Accumulated Deficit)	Total	Total Comprehensive Income (Loss)

Balance, May 31, 2001	2,501,931	$7,407,476	$(175,954)	$1,698,402	$8,929,924
Common shares repurchased	(33,499)	(63,855)	—	—	(63,855)
Net (loss)	—	—	—	(1,598,619)	(1,598,619)	$(1,598,619)
Other comprehensive (loss)	—	—	(16,793)	—	(16,793)	(16,793)
Balance, May 31, 2002	2,468,432	7,343,621	(192,747)	99,783	7,250,657
Comprehensive (loss), year ended May 31, 2002						(1,615,412)

Common shares repurchased	(10,500)	(10,637)	—	—	(10,637)
Net (loss)	—	—	—	(1,487,131)	(1,487,131)	$(1,487,131)
Other comprehensive (loss)	—	—	(87,616)	—	(87,616)	(87,616)
Balance, May 31, 2003	2,457,932	$7,332,984	$(280,363)	$(1,387,348)	$5,665,273
Comprehensive (loss), year ended May 31, 2003						$(1,574,747)

Common shares repurchased	(40,000)	(40,000)	—	—	(40,000)
Stock options exercised	56,529	67,835			67,835
Net income	—	—	—	516,585	516,585	$516,585
Other comprehensive (loss)	—	—	(95,886)	—	(95,886)	(95,886)
Balance, May 31, 2004	2,474,461	$7,360,819	$(376,249)	$(870,763)	$6,113,807
Comprehensive income, year ended May 31, 2004						$420,699

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2004, 2003 AND 2002

	2004	2003	2002
Cash Flows Relating to Operating Activities
Net loss	$516,585	$(1,487,131)	$(1,598,619)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Write-down of long-term investment	6,800	612,200	1,516,000
Write-down of excess inventory quantities	—	401,673	—
Depreciation and amortization	188,314	240,265	245,138
Deferred taxes	—	636,006	122,865
Provision for bad debts	8,490	24,060	—
(Increase) decrease in:
Accounts receivable	(499,707)	(213,224)	92,121
Inventories	(189,162)	80,518	350,916
Prepaid expenses	42,844	(5,312)	24,690
Income taxes receivable	(3,235)	123,977	(122,975)
Increase (decrease) in:
Accounts payable	210,217	116,321	(179,079)
Accrued commissions and other accrued liabilities	127,014	35,730	(198,594)
Net cash provided by operating activities	408,160	565,083	252,463

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(108,796)	(74,505)	(110,458)
Disposal of property and equipment	(1,686)	26,399	39,377
Net cash used in investing activities	(110,482)	(48,106)	(71,081)

Cash Flows Relating to Financing Activities
Line of credit repayments	—	(200,000)	(400,000)
Line of credit borrowings	—	—	400,000
Proceeds of long-term borrowings	—	38,250	33,877
Repayment of long-term debt	(35,678)	(294,408)	(106,015)
Common stock issued	67,835	—	—
Common stock repurchased	(40,000)	(10,637)	(63,855)
Net cash (used in) financing activities	(7,843)	(466,795)	(135,993)

Effect of foreign exchange translation on cash	(95,886)	(87,616)	111,207

Increase (decrease) in cash	193,949	(37,434)	156,596

Cash, beginning of year	410,245	447,679	291,083

Cash, end of year	$604,194	$410,245	$447,679

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,330	$22,824	$58,771
Cash paid during the period for income taxes	$4,035	$26,110	$110

Supplemental Schedule of Noncash Investing and Financing Activities
Fixed assets financed	$78,447	$—	$—
Increase (decrease) in market value of long-term investment	$—	$—	$(273,000)
Increase in long-term deferred tax asset	$—	$—	$145,000

The accompanying notes are an integral part of these consolidated statements

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2004, 2003 AND 2002

NOTE 1

ORGANIZATION AND NATURE OF OPERATIONS

Schmitt Industries, Inc. (the Company) designs, assembles, markets and distributes electronic and mechanical components for machine tool products and laser measurement systems worldwide.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include those of the Company and its wholly owned subsidiaries: Schmitt Measurement Systems, Inc. (SMS), Schmitt Europe, Ltd. (SEL) and Schmitt Europa GmbH (SEG). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

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

Inventory

Inventory is valued at the lower of cost or market with cost determined on the average cost basis.  As of May 31, 2004 and 2003, inventories consisted of raw materials ($1,824,897 and $1,346,513, respectively), work-in-process ($68,287 and $1,527, respectively), and finished goods ($1,021,909 and $1,377,891, respectively).

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

Advertising

Advertising costs included in marketing, general and administrative, are expensed when the advertising first takes place. Advertising expense was $86,648, $67,530 and $79,306 for the fiscal years ended May 31, 2004, 2003 and 2002, respectively.

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

The Company has adopted the disclosure only provisions of SFAS 123.  Accordingly, no compensation cost has been recognized for the stock option plans. Adjustments are made for options forfeited prior to vesting.  No stock options were granted during the year ended May 31, 2004.  For the years ended May 31, 2003 and 2002, total value of options granted was computed to be $7,158 and $110,532, respectively, which would be amortized on the straight-line basis over the vesting period of the options.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for the awards in 2003 and 2002, consistent with the provisions of SFAS 123, the Company’s pro forma net income (loss) for the years ended May 31, 2004, 2003 and 2002, would be $487,648, $(1,591,321) and $(1,709,151), respectively.  Pro forma basic and fully-diluted earnings (loss) per share for the years ended May 31, 2004, 2003 and 2002 would be $.20 $(.64) and $(.69) respectively.

Pursuant to SFAS 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The weighted average assumptions used for Fiscal 2004, 2003 and 2002 were a risk-free interest rate of 3.50% for 2004 and 2003 and 4.00% for 2002, an expected dividend yield of 0% for all years, an expected life of four years for Fiscal 2004, 2003 and 2002 and a volatility of 91%, 119% and 121%, respectively.

The effects of applying SFAS No. 123 in the proforma disclosure are not indicative of future amounts.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as measured by the enacted tax rates which are expected to be in effect when these differences reverse.   Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities. Management establishes a valuation allowance against its net deferred tax assets to reduce the net asset to the amount that, based upon their evaluation, will more likely than not be realized.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk are trade accounts receivable.  Credit terms generally include a discount of 1-1/2% if the invoice is paid within ten days, with the net amount payable in 30 days.

Financial Instruments

The carrying amounts of financial instruments approximate their fair values at May 31, 2004.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how certain financial instruments are classified when it has characteristics of both liabilities and equity.  SFAS No. 150 requires instruments which were previously classified as equity, that meet the scope of the pronouncement, be classified as liabilities.  The Company began applying the provisions of this statement in November 2003.  The initial adoption of this standard did not have any effect on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to 2003 and 2002 amounts to conform to the 2004 presentation.

NOTE 3

ACCOUNTS RECEIVABLE

Changes in the Company’s allowance for doubtful accounts is as follows:

	2004	2003
Beginning balance	$24,060	$—
Bad debt expense	17,742	24,060
Accounts written off	(9,252)	—
Ending balance	$32,550	$24,060

NOTE 4

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

At May 31, 2004 Management determined the decline in value of the investment from acquisition cost was “other than temporary”, and, as required under SFAS No. 115, the long-term investment was written down by $6,800 to its fair market value as of May 31, 2004.  Fair market value was the closing price of the stock on the over-the-counter market at May 31, 2004.  As required under SFAS No. 115, the new cost basis shall not be changed for subsequent recoveries in fair value.  Future temporary gains and losses will be reported as required under SFAS No. 115.

NOTE 5

INCOME TAXES

The provision (benefit) for income taxes was as follows

	Years ended May 31,
	2004	2003	2002
Current	$—	$—	$—
Deferred	226,827	(363,021)	(533,183)
(Decrease) increase in valuation allowance	(226,827)	999,027	533,183
Total provision for income taxes	$—	$636,006	$—

Deferred tax assets (liabilities) are comprised of the following components:

	2004	2003
Depreciation	$—	$19,679
Net operating loss carryforwards	1,244,724	704,324
Deferred taxes related to the write-off of obsolete inventory quantities	—	744,139
Deferred taxes related to the decline in fair market value of long-term investment	819,840	817,229
Other deferred assets	83,481	89,501
Gross deferred tax assets	2,148,045	2,374,872

Deferred tax asset valuation allowance	(2,148,045)	(2,374,872)

Net deferred tax asset	$—	$—

The Company has approximately $1.9 million of U.S. federal net operating loss carryforwards that were acquired as part of the acquisition of Schmitt Measurement Systems, Inc.  These NOLs are subject to limitations that restrict their use and expire in the years 2009 through 2010.  The Company also has approximately $1.3 million of U.S. Federal and State net operating loss carryforwards, the utilization of which could be limited upon a change in control of the Company, and expire in the year 2024.

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

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax (loss) income due to the following:

	Years Ended May 31,
	2004	2003	2002
Statutory federal tax rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	—	—	—
Change in deferred tax valuation allowance	(43.9)	117.4	29.8
Permanent and other differences	9.9	(8.7)	4.2

Effective tax rate	—%	74.7%	—%

NOTE 6

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996.  Employees must meet certain age and service requirements to be eligible.  Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company.  The Company may further make either a profit sharing contribution or a discretionary contribution.  There were no contributions made by the Company to this Plan during the years ended May 31, 2004 and 2003, while during the year ended May 31, 2002 contributions were $47,881.

NOTE 7

LONG-TERM OBLIGATIONS

During Fiscal 2004, the Company entered into an equipment lease and a purchase contract for $78,477.  The agreements call for monthly principal payments of $832 and $2,131 and both carry no interest.  One lease expires in Fiscal 2006 and the second in Fiscal 2007.  Equipment recorded under the equipment lease was $48,477, with related accumulated depreciation of $4,386.

As of May 31, 2004, future capital lease payments are:

Year Ending May 31,
2005	$39,831
2006	$22,247
2007	$4,995

NOTE 8

COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (TMA), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995.  The royalty pool will be funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of Schmitt Measurement Systems, Inc.’s products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies.  As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties.  Royalty expense applicable to the years ended May 31, 2004, 2003 and 2002 amounted to $41,430, $48,517 and $27,763, respectively.

The Company has entered into various non-cancelable leases for facilities used to support operations in the United Kingdom, Germany and California.  Rent expense for the years ended May 31, 2004, 2003 and 2002 amounted to $78,062, $136,953 and $136,374 respectively.

Lease commitments

Year Ending May 31,
2005	$50,841
2006	$9,625
2007	$4,812
2008	$—
2009	$—
Thereafter	$—

Specific business challenges faced by the Company over the past few years have had a negative impact on operations and liquidity.  Management has responded to these challenges by reducing operating expenses, developing new products and penetrating new markets for the Company’s products.  As a result of these efforts, Management believes its cash flows from operations and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2005. However, in the event the Company fails to achieve its operating and financials goals in for Fiscal 2005, management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of additional cost cutting measures or entering into additional borrowing arrangements that are collateralized by assets.

NOTE 9

SEGMENTS OF BUSINESS

The Company operates principally in two segments of business: the design and assembly of dynamic balancing systems and components (Balancer) for the machine tool industry, and the design and assembly of laser measurement systems (Measurement).  The Company also operates in two principal geographic markets, United States and Europe.

Segment Information

	Year Ended May 31,
	2004		2003		2002
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$6,644,781	$2,017,494	$6,283,987	$1,961,086	$6,197,649	$1,605,288
Intercompany sales	$719,927	$17,582	$802,977	$22,575	$922,093	$6,185
Net sales	$5,924,854	$1,999,912	$5,481,010	$1,938,511	$5,275,556	$1,599,103

Income (loss) from operations	$2,674	$434,592	$(281,900)	$(120,517)	$(270,416)	$226,340

Intercompany rent	$—	$30,000	$—	$30,000	$—	$30,000

Depreciation expense	$111,282	$35,764	$119,331	$60,486	$136,864	$53,671

Amortization expense	$6,665	$34,603	$20,002	$40,446	$20,000	$34,603

Capital expenditures	$90,848	$17,948	$38,970	$35,535	$80,491	$29,967

Geographic Information

Geographic Sales

	Year Ended May 31,
	2004	2003	2002
North American Sales
United States	$4,320,421	$3,985,882	$4,230,818
Intercompany	$—	$22,134	$72,319
	$4,320,421	$3,963,748	$4,158,499
Canada	$154,738	$153,022	$151,732
Mexico	$45,781	$34,027	$27,686
North America total	$4,520,940	$4,150,797	$4,337,917

European Sales
Germany	$469,342	$781,375	$897,670
Intercompany	$—	$—	$206,824
Germany total	$469,342	$781,375	$690,846

United Kingdom	$1,136,035	$1,253,639	$1,065,416
Intercompany	$737,509	$803,418	$649,135
United Kingdom total	$398,526	$450,221	$416,281

Other European Sales	$909,382	$1,116,506	$520,076

Total Europe	$1,777,250	$2,348,102	$1,627,203

Asia	$1,365,840	$849,940	$887,093
Others	$260,736	$70,682	$22,446
	$7,924,766	$7,419,521	$6,874,659

	Year Ended May 31,
	2004		2003		2002
	United States	Europe	United States	Europe	United States	Europe
Income (loss) from operations	$623,887	$(186,621)	$(292,905)	$(109,512)	$113,812	$(157,888)

Depreciation expense	$137,606	$9,440	$164,877	$14,940	$177,851	$12,684

Amortization expense	$41,268	$—	$60,448	$—	$54,603	$—

Capital expenditures	$103,647	$5,149	$68,363	$6,142	$107,388	$3,070

Long-term Assets

	May 31, 2004	May 31, 2003
Segment:
Balancer	$1,041,032	$994,798
Measurement	$564,495	$616,914

Geographic:
United States	$1,585,021	$1,588,599
Europe	$20,506	$23,113

Note – Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH

NOTE 10

STOCK OPTIONS

The Board of Directors adopted a Stock Option Plan in December 1995, which plan was amended in August 1996 and restated in August 1998.  An option granted under the Amended and Restated Stock Option Plan might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO).  ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan.  Options not meeting these limitations will be treated as NSOs.  The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value.  Vesting is at the discretion of the option committee of the Board of Directors, but is either 50% at grant date and 16.7% on each anniversary thereafter or 50% at grant date and 25% on each anniversary thereafter.  The Company initially reserved 400,000 shares for issuance under the stock option plan.  All outstanding options will expire no later than 2014.

The following summarizes the options outstanding as of May 31, 2004:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding, May 31, 2001	225,666	$4.32
Options granted	287,334	$1.44
Options forfeited/cancelled	(269,000)	$4.08

Options outstanding May 31, 2002	244,000	$1.20

Options granted	6,666	$1.20
Options forfeited/cancelled	(6,677)	$1.20

Options outstanding May 31, 2003	243,989	$1.20
Options granted	—	$—
Options exercised	(56,529)	$1.20
Options forfeited/cancelled	(16,944)	$1.20

Options outstanding May 31, 2004	170,516	$1.20	6.60 Years

Options vested at May 31, 2004	138,051	$1.20	6.60 Years

NOTE 11

OTHER COMPREHENSIVE INCOME (LOSS)

	Years ended May 31,
	2004	2003	2002
Significant components of net (loss) income:
Write-down of long-term investment to fair market value	$(6,800)	$(612,200)	$(1,516,000)
Inventory write-downs	—	(401,673)	—
Increase in reserve for deferred tax asset	—	(636,006)	—
Reserve for doubtful accounts	(8,490)	(24,060)	—
Income (loss) from operations exclusive of inventory write-downs, restructure costs increase in reserve for deferred tax asset and reserve for doubtful accounts	531,875	186,808	(82,619)
Net income (loss)	516,585	(1,487,131)	(1,598,619)

Other comprehensive (loss) income:
(Decrease) in fair market value of long-term investment, net of taxes	—	—	(128,000)
Foreign currency translation adjustment	(95,886)	(87,616)	111,207

Total comprehensive income (loss)	$420,699	$(1,574,747)	$(1,615,412)

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

NOTE 12

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.  The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended May 31, 2004:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2004
Basic earnings per share Income available to common stockholders	$516,585	2,438,895	$0.21

Effect of dilutive securities stock options	—	85,155

Diluted earnings per share Income available to common stockholders	$516,585	2,524,050	0.20

Year ended May 31, 2003
Basic and diluted loss per share Loss available to common stockholders	$(1,487,131)	2,467,651	$(0.60)

Year ended May 31, 2002
Basic and diluted loss per share Loss available to common stockholders	$(1,598,619)	2,488,458	$(0.64)

In Fiscal 2003 and 2002, 243,290 and 380,142 incremental shares were excluded from the diluted loss per share calculation, as their effect was anti-dilutive.

SUMMARIZED QUARTERLY FINANCIAL DATA

In thousands, except per share information

(unaudited)

2004 Quarter Ended	August 31	November 30	February 29	May 31
Sales	$1,648	$1,736	$1,773	$2,768
Gross Profit	$884	$930	$979	$1,726
Net (Loss) income	$(67)	$47	$1	$536
Net (Loss) income Per Share, Basic	$(.03)	$.02	$.00	$.22
Net (Loss) income Per Share, Diluted	$(.03)	$.02	$.00	$.22
Market Price of Common Stock
High	$1.80	$2.52	$2.60	$2.58
Low	$1.24	$1.60	$1.91	$1.75

2003 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$2,001	$1,794	$1,621	$2,004
Gross Profit	$1,153	$1,049	$462	$1,165
Net (Loss) income	$55	$33	$(1,715)	$140
Net (Loss) income Per Share, Basic	$.03	$.01	$(.69)	$.05
Net (Loss) income Per Share, Diluted	$.03	$.01	$(.69)	$.05
Market Price of Common Stock
High	$1.65	$1.95	$1.50	$1.60
Low	$1.05	$1.11	$1.07	$0.80

Report of Independent Registered Public Accounting Firm:

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheet of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Portland, Oregon
July 27, 2004

Report of Independent Registered Public Accounting Firm:

To the Board of Directors and Shareholders of

Schmitt Industries, Inc.

In our opinion, the accompanying consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the results of Schmitt Industries, Inc. (The “Company”) and its subsidiaries’ operations and cash flows for the year ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Portland, Oregon

July 3, 2002

ITEM 9A.                                            CONTROLS AND PROCEDURES

(a)                                  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d – 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)                                 There have been no changes in our internal controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the Fiscal year covered by this Report.

Items 10 and 11.                                                       Directors and Executive Officers of the Registrant and Executive Compensation

The information required by these items is included in the Proxy Statement under the headings “Management”, “Equity Compensation Plan,” “Executive Compensation,” “Summary Compensation Table,” “Options Grants in Fiscal 2004,” “Aggregated Option Expenses in Fiscal 2004 and Fiscal Year-End Option Values,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

Item 13.                                                    Certain Relationships and Related Transactions

The information required by this item is included in the Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14                                                       Principal Accounting Fees and Services

The information required by this item is included in the Proxy Statement under the heading “Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15.                                                    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                               Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2004 and 2003

Consolidated Statements of Operations for the years ended May 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended May 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended May 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Registered Public Accounting Firms

(2)

Financial Statement Schedules: All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)	Exhibits: Reference is made to the list on page 37 of the Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:	/s/ Wayne A. Case
Wayne A. Case
Chairman of the Board, President and Chief Executive Officer

Date: August 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 11, 2004.

Signature	Title

/s/ Wayne A. Case	Chairman of the Board, President and Chief
Wayne A. Case	Executive Officer
(Principal Executive Officer)

/s/ Robert C. Thompson	Chief Financial Officer/Treasurer (Principal Financial and Accounting Officer)
Robert C. Thompson

/s/ Maynard Brown	Director
Maynard Brown

/s/ Timothy D.J. Hennessy	Director
Timothy D.J. Hennessy

/s/ Trevor Nelson	Director
Trevor Nelson

INDEX TO EXHIBITS

Exhibits	Description

3(i)

Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the “Company”).  Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the Fiscal year ended May 31, 1999

3(ii)	Second Restated Bylaws of the Company Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the Fiscal year ended May 31, 1999

*10.1	Schmitt Industries, Inc. Amended & Restated Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the Fiscal year ended May 31, 1999

**14.1	Code of Ethics and Business Conduct of Schmitt Industries, Inc.

**21.1	Subsidiaries of Schmitt Industries, Inc.

**23.1	Consent of Grant Thornton LLP

**23.2	Consent of PricewaterhouseCoopers LLP

**31.1	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan.

**Filed herewith