Form 10-Q
period 2004-08-31
SCHMITT INDUSTRIES INC
filed 2004-10-15
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2004

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The number of shares of each class of common stock outstanding as of August 31, 2004

Common stock, no par value	2,509,848

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2004	May 31, 2004
	Unaudited

ASSETS
Current assets
Cash	$825,609	$604,194
Accounts receivable, net of $32,550 allowance at August 31, 2004 and May 31, 2004	1,812,704	1,815,417
Inventories	3,276,869	2,915,093
Prepaid expenses	130,648	124,348
Income taxes receivable	20,918	35,894
	6,066,748	5,494,946

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,213,990	1,214,500
Furniture, fixtures and equipment	1,134,049	1,115,788
Vehicles	94,261	94,261
	2,741,300	2,723,549
Less accumulated depreciation and amortization	1,405,274	1,395,634
	1,336,026	1,327,915

Other assets
Long-term deferred tax asset	—	—
Other assets	268,961	277,612
	268,961	277,612

TOTAL ASSETS	$7,671,735	$7,100,473

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$736,440	$565,546
Accrued commissions	222,701	189,679
Customer deposits	146,070	53,203
Accrued liabilities	84,190	111,165
Current portion of long-term debt	35,907	39,831
Total current liabilities	1,225,308	959,424

Long-term debt	18,353	27,242

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,509,848 and 2,474,461 shares issued and outstanding at August 31, 2004 and May 31, 2004, respectively	7,419,233	7,360,819
Accumulated other comprehensive loss	(400,451)	(376,249)
Accumulated deficit	(590,708)	(870,763)
Total stockholders’ equity	6,428,074	6,113,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,671,735	$7,100,473

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

(UNAUDITED)

	Three Months Ended August 31,
	2004	2003

Net sales	$2,428,729	$1,648,201

Cost of sales	1,070,393	764,572

Gross profit	1,358,336	883,629

Operating expenses:
General, administration and sales	1,074,392	963,244
Research and development	6,067	9,020
Total operating expenses	1,080,459	972,264

Operating income (loss)	277,877	(88,635)

Other income	8,178	21,638

Income (loss) before income tax expense	286,055	(66,997)

Income tax expense	6,000	—

Net income (loss)	$280,055	$(66,997)

Net (loss) income per common share:

Basic	$.11	$(.03)

Diluted	$.10	$(.03)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31,  2004

(UNAUDITED)

	Shares	Amount	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total	Total Comprehensive Income (Loss)

Balance, May 31, 2004	2,474,461	$7,360,819	$(376,249)	$(870,763)	$6,113,807
Stock options exercised	35,387	58,414			58,414
Net income	—	—	—	280,055	280,055	$280,055
Other comprehensive (loss)	—	—	(24,202)	—	(24,202)	(24,202)
Balance, August 31, 2004	2,509,848	$7,419,233	$(400,451)	$(590,708)	$6,428,074
Comprehensive income, three months ended August 31, 2004						$255,853

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31,  2004 AND 2003

(UNAUDITED)

	Three Months Ended
	August 31, 2004	August 31, 2003
Cash Flows Relating to Operating Activities
Net (loss)	$280,055	$(66,997)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	41,879	33,344
Amortization	8,651	13,651
Write-down of long-term investment
(Increase) decrease in:
Accounts receivable	2,713	(22,313)
Inventories	(361,776)	195
Prepaid expenses	(6,300)	14,033
Income taxes receivable	14,976	800
Increase (decrease) in:
Accounts payable	170,894	(1,114)
Accrued liabilities	98,914	(19,610)
Net cash (used in) provided by operating activities	250,006	(48,011)

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(49,990)	(10,179)
Disposals of property and equipment	—	—
Net cash used in investing activities	(49,990)	(10,179)

Cash Flows Relating to Financing Activities
Repayments on long-term debt	(12,813)	(11,878)
Common stock issued on exercise of stock options	58,414	21,999
Common stock repurchased	—	(40,000)
Net cash provided by (used in) by financing activities	45,601	(29,879)

Effect of foreign exchange translation on cash	(24,202)	(25,394)

Decrease in cash	221,415	(113,463)

Cash, beginning of period	604,194	410,245

Cash, end of period	$825,609	$296,782

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$—	$1,082
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

FORM 10-Q

FIRST QUARTER FISCAL YEAR 2005

Note 1:                   Basis of Presentation

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of Management, the accompanying unaudited Consolidated Financial Statements of Schmitt Industries, Inc. have been prepared pursuant to the rules and regulations of the Securities Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2004 and its results of operations and its cash flows for the three-months ended August 31, 2004 and 2003.  Operating results for the three-month period ended August 31, 2004 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2005.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-K of the Company for the fiscal year ended May 31, 2004.

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

For the three months ended August 31, 2004 the total value of options granted was computed to be $301,193 which would be amortized on the straight-line basis over the vesting period of the options.  For the three months ended August 31, 2003 there were no options issued.  If the Company had used the fair value based method of accounting for its plans, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three Months Ended
	August 31, 2004	August 31, 2003

Net income (loss) as reported	$280,055	$(66,997)

Stock based compensation determined under the fair value method	(64,500)	(6,963)

Net (loss) pro forma	$215,555	$(73,960)

Net income (loss) per share as reported

Basic	$.11	$(.03)

Diluted	$.10	$(.03)

Net income (loss) per share pro forma:

Basic	$.09	$(.03)

Diluted	$.08	$(.03)

Pursuant to SFAS 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option and pricing model.  The weighted average assumptions used for the three-months ended August 31, 2004 was a risk-free interest rate of 4.00%, an expected dividend yield of 0%, an expected life of eight years and a volatility of 122%.

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts.

Note 4:                   EPS Reconciliation

	Three Months Ended
	August 31, 2004	August 31, 2003
Weighted average shares (basic)	2,490,498	2,434,334

Assumed exercise of stock options, net of shares assumed reacquired under the treasury stock method	184,770	—

Weighted average shares (diluted)	2,675,268	2,434,334

Basic earnings per share are computed using the weighted average number of shares outstanding.  Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.  Incremental shares were excluded from the diluted earnings (loss) per share calculation when their effect was anti-dilutive.

Note 5:                   Long-term deferred tax asset

The Company has recorded a substantial deferred tax asset related to the expected realization of net operating loss carryforwards for federal income tax purposes and other temporary differences between book and tax bases of assets and liabilities.  The asset arose when the Company acquired the stock and therefore the net operating loss carryforwards of its wholly owned subsidiary, Schmitt Measurement Systems in 1996.  Due to the uncertainty of utilization of the Company’s NOLs and in consideration of other factors, management has recorded a valuation allowance on the deferred tax asset at August 31, 2004 and May 31, 2004 to reduce the net deferred tax asset to the amount that it has deemed will more likely than not be realized.

Note 6:                   Segments of Business

Segment Information

	Three Months Ended
	August 31, 2004		August 31, 2003
	Balancer	Measurement	Balancer	Measurement
Gross sales	$1,942,228	$682,741	$1,680,147	$168,499
Intercompany sales	(189,541)	(6,699)	(195,540)	(4,905)
Net sales	$1,752,687	$676,042	$1,484,607	$163,594

Income (Loss) from operations	$82,831	$195,046	$63,647	$(152,282)

Intercompany rent	$—	$7,500	$—	$7,500

Depreciation expense	$33,441	$8,438	$24,550	$8,794

Amortization expense	$—	$8,651	$5,000	$8,651

Capital expenditures	$41,665	$8,325	$3,214	$6,965

Geographic Information

	Three Months Ended
Geographic Sales	August 31, 2004	August 31, 2003
North American Sales
United States	$1,405,002	$707,475
Canada	58,309	24,969
Mexico	2,734	17,013
North American total	1,466,045	749,457

European Sales
Germany	77,447	125,304

United Kingdom	318,951	303,475
Intercompany	(196,240)	(200,445)
United Kingdom total	122,711	103,030

Other European Sales	275,062	274,615

Total Europe	475,220	502,949

Asia	436,459	367,930
Others	51,005	27,865
	$2,428,729	$1,648,201

	Three Months Ended
	August 31, 2004		August 31, 2003
	United States	Europe	United States	Europe
Income (Loss) from operations	$339,782	$(61,905)	$(110,999)	$22,364

Depreciation expense	$40,977	$902	$31,726	$1,618

Amortization expense	$8,651	$—	$13,651	$—

Capital expenditures	$49,990	$—	$9,353	$826

Long-term Assets

	August 31, 2004	May 31, 2004
Segment:
Balancer	$1,049,256	$1,041,032
Measurement	$555,731	$564,495

Geographic:
United States	$1,589,562	$1,585,021
Europe	$15,425	$20,506

Note – Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH

Note 7:                   Related Party Transactions

Schmitt has engaged in a market development program with PulverDryer Technologies Pte Ltd., of Singapore and its USA subsidiary, PulverDryer USA, Inc., to apply the SBS balance system and AEMS system to the PulverDryer product line.   PulverDryer has created a new patented technology for pulverization and drying of wet materials.  The SBS automatic balance system and AEMS system enhances the performance levels and overall results of the PulverDryer system.

Schmitt has authorized Mr. Wayne A. Case of Schmitt to serve on the Board of Directors of PulverDryer USA, Inc. and to supply PulverDryer Singapore and the USA company with consulting services aimed at acceleration of the market entry of the PulverDryer to aid Schmitt through added SBS balancer and AEMS sales in this new non-grinding market.

Additionally, other Schmitt employees may from time to time be involved in this consulting activity as directed by Mr. Case and those Schmitt employees will assist with PulverDryer design and product development work which is in turn billed to PulverDryer companies by Schmitt.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of Management, the accompanying unaudited Consolidated Financial Statements of Schmitt Industries, Inc. have been prepared pursuant to the rules and regulations of the Securities Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2004 and its results of operations and its cash flows for the three-months ended August 31, 2004 and 2003.  Operating results for the three-month period ended August 31, 2004 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2005.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-K of the Company for the fiscal year ended May 31, 2004.

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe.  Beginning in March 2004 improving economic conditions in North America resulted in increased sales in that geographic market.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  They are finding many of the customers in the automotive, bearing and aircraft industries refer to improving economic conditions and its impact on the machine tool industry in North America as the reason for their recent increase in ordering activity.  However, while those customers are optimistic regarding short term demand for Balancer products, they remain uncertain as to the strength and duration of the improving business conditions in North America for their products.  Market demand in Asia for the Balancer segment products continues to be strong with the expanding market and customer base believed to be the reasons for the continued growth in sales.  As with the North American market, the duration of the strong demand in Asia and the length of this growth cannot be forecasted with any certainty.  The European market remains soft with customers seeing a lack of demand for their products.  Accordingly, demand for Balancer products has been soft, with recent sales decreasing.  The timing of the recovery in those markets is uncertain at this time.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products.    The business operations and prospects for these two product lines are summarized as follows:

•                  Laser light-scatter products for disk drive and silicon wafer manufacturers –The primary target markets for Measurement products have been disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries.  Over the past several months, this information has indicated improving demand for and sales of the products of those industries.  Also, frequent discussions with customers have confirmed the information presented in the public information.  Sales to customers in these industries can be very cyclical and therefore the impact of this recovery on sales to the Company’s laser light-scatter products is unknown at this time, although sales personnel have seen increasing interest and inquiries regarding the Company’s products.

•                  Laser light-scatter products for research organizations – Historically the Company has sold two to three of these systems in each fiscal year and expects to do the same in Fiscal 2005.  None of these systems were sold in the three months ended August 31, 2004 and 2003.

•                  Dimensional sizing products – These products are marketed and sold into a wide array of industries.  In Fiscal 2004 Management built a sales distribution network that covers all fifty states.  As a result of this action, the Company experienced increasing interest and sales in these products in the most recent quarter when compared to the same period in the prior fiscal year.  During the quarter ended August 31, 2003 Management consolidated the operations related to the dimensional sizing product (“Acuity” which had been located in Menlo Park, California) into the Measurement segment operations in Portland, Oregon.  This action reduced the engineering and administrative staff at Acuity by four people and, beginning in November 2003, reduced monthly rental costs by $7,500.   As a result of the physical relocation of the Acuity business in the Fiscal quarter ended August 31, 2003, operations were suspended for a period of time and served to dampen the sales volume of Acuity products in that period.  The relocation was completed as of August 31, 2003.

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

Accounts Receivable – The Company maintains credit limits for all customers that are developed based upon several factors, including but not limited to payment history, published credit reports and use of credit references.  On a monthly basis, Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value.  This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead Management to the conclusion that potential significant accounts are uncollectible, a reserve is provided.  As of August 31, 2004, Management has established a reserve of $32,550 to cover potential doubtful accounts.

Inventories – These assets are stated at the lower of cost or market on an average cost basis. Each fiscal quarter, Management utilizes various analyses based on sales forecasts, historical sales and inventory levels to ensure the current carrying value of inventory accurately reflects current and expected requirements within a reasonable timeframe. As a result of this analysis at August 31, 2004, Management believes the inventory levels are sufficient based upon the expected requirements in Fiscal 2005 and beyond.

Long-term Deferred Tax Asset – The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In a prior fiscal year, Management believed it was prudent for the Company to increase the valuation reserve to fully offset the estimated value of the deferred tax assets.   Management continues to review the level of the valuation allowance on a quarterly basis.

Intangible Assets – There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.   As of August 31, 2004, Management does not believe impairment, as defined above, exists.

Three months ended August 31, 2004 and, 2003:

	Three months ended August 31, 2004
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,428,729	100.0%	$1,752,687	100.0%	$676,042	100.0%
Cost of sales	1,070,393	44.1%	851,249	48.6%	219,144	32.4%
Gross profit	1,358,336	55.9%	$901,438	51.4%	$456,898	67.6%
Operating expenses	1,080,459	44.5%
Loss from operations	$277,877	11.4%

	Three months ended August 31, 2003
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$1,648,201	100.0%	$1,484,607	100.0%	$163,594	100.0%
Cost of sales	764,572	46.4%	682,371	46.0%	82,201	50.2%
Gross profit	883,629	53.6%	$802,236	54.0%	$81,393	49.8%
Operating expenses	972,264	59.0%
Loss from operations	$(88,635)	(5.4)%

Worldwide sales of Balancer products increased in the most current fiscal period when compared to the same period in the prior fiscal year as sales to the North American market increased by 62% while they decreased in the Asian and European markets by 17% and 7% respectively.  The increases in North America are attributed to growing demand and stronger economic conditions.  The decrease in Asia is attributed to timing of shipments as demand for and interest in Balancer products continues to be strong.  The decline in Europe is attributed to ongoing economic weakness in the targeted customer markets.  Measurement product sales increased in the most current fiscal period when compared to the same period in the prior fiscal year due to increasing sales levels of the Company’s surface measurement and dimensional sizing products.  The sales in the most recent fiscal quarter included sales of large value laser light-scatter products while in Fiscal 2004 there were no significant sales of those higher value products.  These increases in the dimensional sizing products are directly attributed to the expanding sales and marketing efforts the Company’s sales staff devoted exclusively to the sale of these products.

Cost of sales for the Balancer segment increased (as a percentage of sales) in the most current fiscal period when compared to the same period in the prior fiscal year due to the product sales mix.  The decrease in the cost-of-sales (as a percentage of sales) in the Measurement segment was due to the higher sales which resulted due to the over-absorption of labor costs and overhead.  The increase in operating expenses occurred due to the expanding level of sales.

Sales by the foreign subsidiaries totaled $456,508 for the most recent quarter versus $502,522 for the same quarter last year.  The weak European economy is believed to be the reason for the decrease in sales as it does not appear the Company is losing sales to competitors in that market.

In the three-month period ended August 31, 2004, net income was $280,055 compared to a net loss of ($66,997) for the same period last year.  Net income per share, basic and diluted, for the three months ended August 31, 2004 were $.11 and $.10 respectively, compared to a net loss per share of ($.03) for the three months ended August 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities decreased to 5.0 to 1 at August 31, 2004 compared to 5.7 to 1 at May 31, 2004.  As of August 31, 2004 the Company had $825,609 in cash compared to $604,194 at May 31, 2004.

During the three-months ended August 31, 2004, cash provided by operating activities amounted to $250,006 with the changes described as follows:

•                  Net income for the three-months ended August 31, 2004 of $280,055 plus one non-cash item: depreciation and amortization of $50,530.

•                  Accounts receivable provided cash as the balance decreased by $2,713 to an August 31, 2004 balance of $1,812,704 compared to $1,815,417 at May 31, 2004. The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•                  Inventories increased $361,776 to an August 31, 2004 balance of $3,276,869 compared to $2,915,093 at May 31, 2004.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                  Prepaid expenses increased by $6,300 to $130,648 from a balance of $124,348 at May 31, 2004 with the increase due to prepaid fees and various business and life insurance costs.

•                  Trade accounts payable increased by $170,894 to $736,440 from a balance of $565,546 at May 31, 2004 with the increase due to higher purchasing activity for product inventories prior to August 31, 2004 compared to the same activity prior to May 31, 2004.

•                  Other accrued liabilities (including customer deposits, commissions, payroll items and other accrued expenses) increased by $98,914 to a balance of $452,961 from $354,047 at May 31, 2004, with the largest change a $92,867 increase in customer deposits.  The increase in the customer deposits occurred as three customers made significant deposits on orders for products of the measurement segment.

During the three-months ended August 31, 2004, net cash used in investing activities was $49,990, consisting of net additions to property and equipment.  Net cash provided by financing activities amounted to $45,601 which consisted of repayments of long-term debt of $12,813 and common stock issued to employees who exercised stock options of $58,414.

The following summarizes contractual obligations at August 31, 2004 and the effect on future liquidity and cash flows:

Years Ending August 31,	Capital Lease and Purchase Contract	Operating Leases	Total Contractual Obligations
2005	$39,831	$40,043	$79,874
2006	22,247	9,621	31,868
2007	4,995	2,405	7,400
2008	—	—	—
Total	$67,073	$52,069	$119,142

Specific business challenges faced by the Company over the past few years have had a negative impact on operations and liquidity.  Management has responded to these challenges by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products.  As a result of these efforts, results of operations and cash flow from operations have improved.  Management believes its cash flows from operations, available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2005. However, in the event the Company fails to achieve its operating and financial goals for Fiscal 2005, Management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of cost cutting measures and/or entering into additional borrowing arrangements collateralized by assets.

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

Demand for Company products may change:

In recent months, the Company has experienced increasing demand for its Balancer products in North America and Asia.  These increases are attributed to an improving economy in North America and an expanding economy in Asia.  The conditions and circumstances could change in future periods and as a result demand for the Company’s products could decline.  Management is responding to these risks in two ways.  First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore continue to devote part of its R&D efforts in Fiscal 2005 and beyond toward developing products that will both broaden the scope of Balancing products offered to the current customer base.  Second, there are uses for the Company’s Balancer products in industries other than those in the Company’s historic customer base.  Management is devoting a significant portion of its time to identify these markets and educate those markets on the value of those products within their operations.

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers.  Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions continued into Fiscal 2004 and consequently, demand for drives fell over these periods. As the operations of those companies have suffered, they have in turn reduced capital spending resulting in minimal demand for and sporadic sales of the Company’s laser light-scatter products.  Industry forecasts are for improving conditions but the impact on demand for the Company’s surface Measurement products cannot be predicted with any certainty.

The semiconductor industry has also faced a down cycle over the past few fiscal years. Beginning in Fiscal 2002 the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth and these conditions continued into Fiscal 2004.  The result is similar to disk drive manufacturers in that capital spending has declined significantly and consequently so has demand for and sales of the Company’s wafer products.  Some improvement in market conditions are forecasted to occur sometime in the next several months, although there is no certainty if and when those improvements will occur.

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

The lack of a line of credit agreement could impact future liquidity:

The Company does not have a short-term line of credit at this time.  While Management believes it could secure credit from another source, there is no guarantee this can be accomplished or, if it is accomplished, the terms may not be as favorable as those under the expired line of credit.

Future success depends in part on attracting and retaining key management and qualified technical and sales personnel:

Future success depends on the efforts and continued services of key management, technical and sales personnel.  Significant competition exists for such personnel and there is no assurance key technical and sales personnel can be attracted or retained as required.  There is also no guarantee key employees will not leave and subsequently compete against the Company. The inability to retain key personnel could adversely impact the business, financial condition and results of operations.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2004.  However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

Foreign Currency Risk

The Company operates subsidiaries in the United Kingdom and Germany.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the three-months ended August 31, 2004 results of operations included a loss on foreign currency translation of $2,943 while results of operations for the three-months ended August 31, 2004 included gains on foreign currency translation of $13,821.

Item 4.    Controls and Procedures

(a)                                  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)                                 There have been no changes in our internal controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	10/15/2004	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	10/15/2004	/s/ Robert C. Thompson
Robert C. Thompson, Chief Financial Officer