Form 10-Q
period 2004-11-30
SCHMITT INDUSTRIES INC
filed 2005-01-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2004

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

The number of shares of each class of common stock outstanding as of December 31, 2004

Common stock, no par value	2,537,748

SCHMITT INDUSTRIES, INC.

INDEX TO FORM 10-Q

Part I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements:

Consolidated Balance Sheets:
• November 30, 2004 and May 31, 2004

Consolidated Statements of Operations:
• For the Three and Six Months Ended November 30, 2004 and 2003

Consolidated Statement of Changes in Stockholders’ Equity:
• For the Six Months Ended November 30, 2004

Consolidated Statements of Cash Flows:
• For the Six Months Ended November 30, 2004 and 2003

Notes to Consolidated Interim Financial Statements:
• Six Months Ended November 30, 2004 and 2003

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

Item 4 -	Controls and Procedures

Part II -	OTHER INFORMATION

Item 6 -	Exhibits and Reports on Form 8-K

Signatures -

Certifications

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	November 30,2004	May 31, 2004
	Unaudited
ASSETS
Current assets
Cash	$640,940	$604,194
Accounts receivable, net of allowance of $33,078 and $32,550 at November 30, 2004 and May 31, 2004 respectively	1,907,661	1,815,417
Inventories	3,697,249	2,915,093
Prepaid expenses	197,690	124,348
Income taxes receivable	5,944	35,894
	6,449,484	5,494,946

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,214,547	1,214,500
Furniture, fixtures and equipment	1,158,302	1,115,788
Vehicles	90,882	94,261
	2,762,731	2,723,549
Less accumulated depreciation and amortization	1,456,990	1,395,634
	1,305,741	1,327,915

Other assets
Long-term deferred tax asset	—	—
Other assets	260,311	277,612
	260,311	277,612

TOTAL ASSETS	$8,015,536	$7,100,473

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$785,364	$565,546
Accrued commissions	252,390	189,679
Customer deposits	68,373	53,203
Accrued liabilities	105,897	111,165
Current portion of long-term debt	32,037	39,831
Total current liabilities	1,244,061	959,424

Long-term debt	9,990	27,242

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,532,819 and 2,474,461 shares issued and outstanding at November 30, 2004 and May 31, 2004, respectively	7,455,601	7,360,819
Accumulated other comprehensive loss	(392,575)	(376,249)
Accumulated deficit	(301,541)	(870,763)
Total stockholders’ equity	6,761,485	6,113,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,015,536	$7,100,473

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003

Net sales	$2,432,771	$1,735,734	$4,861,500	$3,383,935
Cost of sales	999,325	805,342	2,069,718	1,569,914
Gross profit	1,433,446	930,392	2,791,782	1,814,021

Operating expenses:
General, administration and sales	1,113,025	950,487	2,187,417	1,913,731
Research and development	26,649	3,117	32,716	12,137
Total operating expenses	1,139,674	953,604	2,220,133	1,925,868

Operating income (loss)	293,772	(23,212)	571,649	(111,847)

Other income	1,395	69,790	9,573	91,428

Income (loss) before provision for income taxes	295,167	46,578	581,222	(20,419)

Provision for income taxes	6,000	—	12,000	—

Net income (loss)	$289,167	$46,578	$569,222	$(20,419)

Net income (loss) per common share:

Basic	$.11	$.02	$.23	$(.01)

Diluted	$.11	$.02	$.21	$(.01)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004

(UNAUDITED)

	Shares	Amount	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total	Total Comprehensive Income (Loss)
Balance, May 31, 2004	2,474,461	$7,360,819	$(376,249)	$(870,763)	$6,113,807
Stock options exercised	58,358	94,782	—		94,782
Net income	—	—	—	569,222	569,222	$569,222
Other comprehensive (loss)	—	—	(16,326)	—	(16,326)	(16,326)
Balance, November 30, 2004	2,532,819	$7,455,601	$(392,575)	$(301,541)	$6,761,485
Comprehensive income, six months ended November 30, 2004						$552,896

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30,  2004 AND 2003

(UNAUDITED)

	Six Months Ended November 30,
	2004	2003
Cash Flows Relating to Operating Activities
Net income (loss)	$569,222	$(20,419)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	85,680	66,894
Amortization	17,301	23,967
(Increase) decrease in:
Accounts receivable	(92,244)	(48,506)
Inventories	(782,156)	(190,752)
Prepaid expenses	(73,342)	(17,486)
Income taxes receivable	29,950	800
Increase in:
Accounts payable	219,818	36,088
Accrued liabilities and customer deposits	72,613	153,277
Net cash provided by operating activities	46,842	3,863

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(66,781)	(48,019)
Disposals of property and equipment	3,275	7,598
Net cash used in investing activities	(63,506)	(40,421)

Cash Flows Relating to Financing Activities
Repayments on long-term debt	(25,046)	(15,124)
Common stock issued on exercise of stock options	94,782	21,999
Common stock repurchased	—	(40,000)
Net cash provided by (used in) by financing activities	69,736	(33,125)

Effect of foreign exchange translation on cash	(16,326)	(25,112)

Increase (decrease) in cash	36,746	(94,795)

Cash, beginning of period	604,194	410,245

Cash, end of period	$640,940	$315,450

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$—	$2,395
Cash paid during the period for income taxes	$800	$800

The accompanying notes are an integral part of these financial statements.

SCHMIT INDUSTRIES, INC.

FORM 10-Q

SECOND QUARTER FISCAL YEAR 2005

Note 1:                   Basis of Presentation

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of Management, the accompanying unaudited Consolidated Financial Statements of Schmitt Industries, Inc. have been prepared pursuant to the rules and regulations of the Securities Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2004 and its results of operations and its cash flows for the six-months ended November 30, 2004 and 2003.  Operating results for the six-month period ended November 30, 2004 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2005.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-K of the Company for the fiscal year ended May 31, 2004.

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

Note 3:                   Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs an Amendment to ARB No. 43, Chapter 4 in November 2004.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company does not expect this pronouncement to have a material impact on the financial statements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 in December 2004.   The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company does not expect this pronouncement to have a material impact on the financial statements.

The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, Share-Based Payment in December 2004.  Under the revised standard, The Company will be required to recognize compensation cost, related to its stock options, beginning in its second quarter which begins on September 1, 2005.  The cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued.  The Company expects the effect of this pronouncement to approximate the proforma amounts disclosed in Note 4.

Note 4:                   Stock – Based Compensation

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

For the six months ended November 30, 2004, the total value of options granted was computed to be $301,193 which would be amortized on the straight-line basis over the vesting period of the options.  For the six months ended November 30, 2003, there were no options issued.  If the Company had used the fair value based method of accounting for its plans, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003

Net income (loss) as reported	$289,167	$46,578	$569,222	$(20,419)

Stock based compensation determined under the fair value method	(64,820)	(4,067)	(129,320)	(11,030)

Net income (loss) pro forma	$224,347	$42,511	$439,902	$(31,449)

Net income (loss) per share as reported

Basic	$.11	$.02	$.23	$(.01)

Diluted	$.11	$.02	$.21	$(.01)

Net income (loss) per share pro forma:

Basic	$.09	$.02	$.17	$(.01)

Diluted	$.08	$.02	$.16	$(.01)

Pursuant to SFAS 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option and pricing model.  The weighted average assumptions used for the six-months ended November 30, 2004 was a risk-free interest rate of 4.00%, an expected dividend yield of 0%, an expected life of six and one-half years and a volatility of 99%.

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts.

Note 5:                   EPS Reconciliation

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Weighted average shares (basic)	2,524,316	2,436,265	2,520,034	2,434,334

Effect of dilutive stock options	208,477	222,520	197,513	—

Weighted average shares (diluted)	2,732,793	2,658,785	2,717,547	2,434,334

Basic earnings per share are computed using the weighted average number of shares outstanding.  Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 213,447 were excluded from the diluted earnings (loss) per share calculation when their effect was anti-dilutive.

Note 6:                   Long-term deferred tax asset

The Company has recorded a substantial deferred tax asset related to the expected realization of net operating loss carryforwards for federal income tax purposes and other temporary differences between book and tax bases of assets and liabilities.  The asset arose when the Company acquired the stock and therefore the net operating loss carryforwards of its wholly owned subsidiary, Schmitt Measurement Systems in 1996.  Due to the uncertainty of utilization of the Company’s NOLs and in consideration of other factors, Management has recorded a valuation allowance on the deferred tax asset at November 30, 2004 and May 31, 2004 to reduce the net deferred tax asset to the amount that it has deemed will more likely than not be realized.

Note 7:                   Segments of Business

Segment Information

	Three Months Ended November 30,
	2004		2003
	Balancer	Measurement	Balancer	Measurement
Gross sales	$1,852,367	$794,638	$1,518,932	$373,776
Intercompany sales	(209,361)	(4,873)	(158,756)	(1,782)
Net sales	$1,643,006	$789,765	$1,360,176	$375,558

Income (Loss) from operations	$29,772	$264,000	$(49,488)	$26,276

Intercompany rent	$—	$7,500	$—	$7,500

Depreciation expense	$34,280	$9,521	$23,898	$9,652

Amortization expense	$—	$8,650	$1,665	$8,651

Capital expenditures	$16,791	$—	$28,326	$9,514

Geographic Information

	Three Months Ended November 30,
Geographic Sales	2004	2003
North American Sales
United States	$1,332,460	$952,513
Canada	20,107	79,856
Mexico	5,237	23,858
North American total	1,357,804	1,056,227

European Sales
Germany	182,031	134,236

United Kingdom	321,633	255,578
Intercompany	(214,234)	(156,974)
United Kingdom total	107,399	98,604

Other European Sales	247,240	232,470

Total Europe	536,670	465,310

Asia	433,016	158,117
Others	105,281	56,080
	$2,432,771	$1,735,734

	Three Months Ended November 30,
	2004		2003
	United States	Europe	United States	Europe
Income (Loss) from operations	$287,586	$6,186	$22,015	$(45,227)

Depreciation expense	$43,138	$663	$31,861	$1,689

Amortization expense	$8,650	$—	$10,316	$—

Capital expenditures	$12,612	$4,179	$26,245	$11,595

Note – Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH.

	Six Months Ended November 30,
	2004		2003
	Balancer	Measurement	Balancer	Measurement
Gross sales	$3,794,595	$1,477,379	$3,199,079	$542,275
Intercompany sales	(398,902)	(11,572)	(354,296)	(3,123)
Net sales	$3,395,693	$1,465,807	$2,844,783	$539,152

Income (Loss) from operations	$112,603	$459,046	$14,159	$(126,006)

Intercompany rent	$—	$15,000	$—	$15,000

Depreciation expense	$67,721	$17,959	$48,448	$18,446

Amortization expense	$—	$17,301	$6,665	$17,302

Capital expenditures	$58,456	$8,325	$31,540	$16,479

Geographic Information

	Six Months Ended November 30,
Geographic Sales	2004	2003
North American Sales
United States	$2,737,462	$1,659,988
Canada	78,416	104,825
Mexico	7,971	40,871
North American total	2,823,849	1,805,684

European Sales
Germany	259,478	259,540

United Kingdom	640,584	559,053
Intercompany	(410,474)	(357,419)
United Kingdom total	230,110	201,634

Other European Sales	522,302	507,085

Total Europe	1,011,890	968,259

Asia	869,475	526,047
Others	156,286	83,945
	$4,861,500	$3,383,935

	Six Months Ended November 30,
	2004		2003
	United States	Europe	United States	Europe
Income (Loss) from operations	$627,368	$(55,719)	$(88,984)	$(22,863)

Depreciation expense	$84,115	$1,565	$63,587	$3,307

Amortization expense	$17,301	$—	$23,967	$—

Capital expenditures	$66,781	$—	$35,598	$12,421

Long-term Assets

	November 30, 2004	May 31, 2004
Segment:
Balancer	$1,028,492	$1,041,032
Measurement	$537,560	$564,495

Geographic:
United States	$1,550,386	$1,585,021
Europe	$15,666	$20,506

Note – Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH.

Note 8:                   Related Party Transactions

The Company has identified a potential new market segment for its Balancer products with PulverDryer USA, Inc., a manufacturer of a specialized pulverizing and drying machine. Due to the market potential with this customer, in October 2003 the Board of Directors of the Company authorized the CEO, Mr. Wayne Case, to actively pursue this new market segment by supporting PulverDryer in its product design, development and guidance on management.  Mr. Case thus expanded this new market segment by generating additional sales to the Company of over $140,000 for the period from July 2003 to October 2004.

As these efforts expanded, effective June 1, 2004, the Company entered into a contract with PulverDryer to provide consulting services to PulverDryer, pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004.  Those services generated successful results, and the Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000.  The contract may be terminated by either party upon 30 days written notice.

The Board has authorized that Mr. Case receive as compensation the total consulting fees paid by PulverDryer from June 2004 through October 2004 in recognition of his extraordinary efforts in generating both potential and additional revenues for the Company.  Effective November 1, 2004, Mr. Case will receive 40% of the ongoing consulting fee from PulverDryer, which percentage was determined by the Compensation Committee.

In addition, effective November 1, 2004, Mr. Case’s base monthly salary will be increased by $5,674 to bring it back in line with peers in the industry. That increase in base salary will consist of two parts, a return to his original salary in effect at October 1, 2001, when he voluntarily accepted a reduction in pay in the light of market conditions, and a performance-related increase.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of Management, the accompanying unaudited Consolidated Financial Statements of Schmitt Industries, Inc. have been prepared pursuant to the rules and regulations of the Securities Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2004 and its results of operations and its cash flows for the six months ended November 30, 2004 and 2003.  Operating results for the six month period ended November 30, 2004 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2005.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-K of the Company for the fiscal year ended May 31, 2004.

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe.  Beginning in March 2004, improving economic conditions in North America resulted in increased sales in that geographic market.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  They are finding many of the customers in the automotive, bearing and aircraft industries refer to improving economic conditions and its impact on the machine tool industry in North America as the reason for their recent increase in ordering activity.  However, while those customers are optimistic regarding short term demand for Balancer products, they remain uncertain as to the strength and duration of the improving business conditions in North America for their products.  Market demand in Asia for the Balancer segment products continues to be strong with the expanding market and customer base believed to be the reasons for the continued growth in sales.  As with the North American market, the duration of the strong demand in Asia and the length of this growth cannot be forecasted with any certainty.  The European market remains soft with customers seeing a lack of demand for their products.  Accordingly, demand for Balancer products in Europe has been and continues to be soft.  The timing of the recovery in those markets is uncertain at this time.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products.    The business operations and prospects for these two product lines are summarized as follows:

•                  Laser light-scatter products for disk drive and silicon wafer manufacturers – The primary target markets for Measurement products have been disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries.  Over the past several months, this information has indicated improving demand for and sales of the products of those industries.  Also, frequent discussions with customers have confirmed the information presented in the public information.  Sales to customers in these industries can be very cyclical and therefore the impact of this recovery on sales to the Company’s laser light-scatter products is unknown at this time, although sales personnel have seen increasing interest and inquiries regarding the Company’s products.

•                  Laser light-scatter products for research organizations – Historically the Company has sold two to three of these systems in each fiscal year and expects to do the same in Fiscal 2005.  None of these systems were sold in the six months ended November 30, 2004 and 2003.

•                  Dimensional sizing products – These products are marketed and sold into a wide array of industries.  In Fiscal 2004 Management built a sales distribution network that covers all fifty states.  As a result of this action, the Company experienced increasing interest and sales in these products in the most recent fiscal period when compared to the same period in the prior fiscal year.  During the quarter ended August 31, 2003, Management consolidated the operations related to these products (which had been located in Menlo Park, California) into the Measurement segment operations in Portland, Oregon.  This action reduced the engineering and administrative staff by four people and, beginning in November 2003, reduced monthly rental costs by $7,500.   As a result of the physical relocation of the business in the fiscal quarter ended August 31, 2003, operations were suspended for a period of time and served to dampen the sales volume of dimensional sizing products in that period.  The relocation was completed as of August 31, 2003.

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

Inventories – These assets are stated at the lower of cost or market on an average cost basis. Each fiscal quarter, Management utilizes various analyses based on sales forecasts, historical sales and inventory levels to ensure the current carrying value of inventory accurately reflects current and expected requirements within a reasonable timeframe. As a result of this analysis at November 30, 2004, Management believes the inventory levels are sufficient based upon the expected requirements in Fiscal 2005 and beyond.

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

Intangible Assets – There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on Management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of  future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.   As of November 30, 2004, Management does not believe impairment, as defined above, exists.

Three months ended November 30, 2004 and 2003:

	Three months ended November 30, 2004
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,432,771	100.0	$1,643,006	100.0	$789,765	100.0
Cost of sales	999,325	41.1	775,930	47.2	223,395	28.3
Gross profit	1,433,446	58.9	$867,076	52.8	$566,370	71.7
Operating expenses	1,139,674	46.8
Income from operations	$293,772	12.1

	Three months ended November 30, 2003
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$1,735,734	100.0	$1,360,176	100.0	$375,558	100.0
Cost of sales	805,342	46.4	669,506	49.2	135,836	36.2
Gross profit	930,392	53.6	$690,670	50.8	$239,722	63.8
Operating expenses	953,604	54.9
Loss from operations	$(23,212)	(1.3)

Worldwide sales of Balancer products increased in the most current fiscal period when compared to the same period in the prior fiscal year as sales to the North American, European and Asian markets increased by 14%, 16% and 23% respectively.  The increase in North America is attributed to growing demand and stronger economic conditions.  The increase in Asia is attributed to continued strong demand in that geographic market.  The increase in Europe is attributed to the continued aggressive marketing and sales efforts by the European based sales staff and changes in foreign exchange rates between the two periods.  Measurement product sales increased in the most current fiscal period when compared to the same period in the prior fiscal year as sales of the Company’s surface measurement and dimensional sizing products increased by 37% and 99% respectively.  The sales of surface measurement products in the most recent fiscal period increased as they included more unit sales of large value laser light-scatter products than in the same fiscal period in the prior year.  The increases in the dimensional sizing products are directly attributed to the expanding sales and marketing efforts the Company’s sales staff devoted exclusively to the sale of these products.

Cost of sales for the Balancer segment decreased (as a percentage of sales) in the most current fiscal period when compared to the same period in the prior fiscal year due to the product sales mix.  The decrease in the cost-of-sales (as a percentage of sales) in the Measurement segment was due to both the sales mix and lower direct labor costs as a percentage of sales.  Direct labor costs (as a percentage of sales) for the fiscal period ended November 30, 2004 was 15.8% compared to 21.2% for the fiscal period ended November 30, 2003.  The decline in direct labor costs as a percentage of sales occurred due to the types of products produced and improved efficiency of the labor force.  The increase in operating expenses occurred due to the expanding level of sales.

Sales by the foreign subsidiaries totaled $541,698 for the most recent quarter versus $439,252 for the same quarter last year.  Approximately one-half of the increase is due to the changes in foreign exchange rates between the two fiscal periods and the remainder of the increase is believed to be due to continued aggressive marketing and sales efforts by the European based sales staff.

The amount of taxes on income for the current fiscal period is minimal due to realization of a portion of the valuation allowance on the Company’s deferred tax asset related to the expected realization of net operating loss carryforwards.  As taxes on income are provided based upon earnings, the Company has reduced the amount of the valuation allowance which in turn reduces the amount of income tax expense.  Management continues to evaluate the level of the valuation allowance at the end of each fiscal period in order to determine if projected business and economic conditions would require elimination of all or part of the valuation allowance.

In the three month period ended November 30, 2004, net income was $289,167 compared to net income of $46,578 for the same period last year.  Net income per share, both basic and diluted, for the three months ended November 30, 2004 were $0.11, compared to net income per share, basic and diluted, of $.02 for the three months ended November 30, 2003.

Six months ended November 30, 2004 and 2003:

	Six months ended November 30, 2004
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$4,861,500	100.0	$3,395,693	100.0	$1,465,807	100.0
Cost of sales	2,069,718	42.6	1,627,179	47.9	442,539	30.2
Gross profit	2,791,782	57.4	$1,768,514	52.1	$1,023,268	69.8
Operating expenses	2,220,133	45.7
Income from operations	$571,649	11.8

	Six months ended November 30, 2003
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$3,383,935	100.0	$2,844,783	100.0	$539,152	100.0
Cost of sales	1,569,914	46.4	1,351,877	47.5	218,037	40.4
Gross profit	1,814,021	53.6	$1,492,906	52.5	$321,115	59.6
Operating expenses	1,925,868	56.9
Loss from operations	$(111,847)	(3.3)

Worldwide sales of Balancer products increased in the most current fiscal period when compared to the same period in the prior fiscal year as sales to the North American and European markets increased by 35% and 4% respectively while they decreased in the Asian markets by 6%.  The increase in North America is attributed to growing demand and stronger economic conditions while the increase in Europe is attributed to the changes in foreign exchange rates between the two fiscal periods as the sales in the currency of the foreign subsidiaries actually declined slightly from the prior year.  The decrease in Asia is attributed to timing of shipments as demand for and interest in Balancer products continues to be strong.  Measurement product sales increased in the most current fiscal period when compared to the same period in the prior fiscal year due to increasing sales levels of the Company’s surface measurement (a 364% increase) and dimensional sizing products (a 108% increase).  The sales of surface measurement products in the most recent fiscal period increased as they included more unit sales of large value laser light-scatter products than in the same fiscal period in the prior year.  The increases in the dimensional sizing products are directly attributed to the expanding sales and marketing efforts by the Company’s sales staff devoted exclusively to the sale of these products.

Cost of sales for the Balancer segment were relatively consistent between the two fiscal periods while the decrease in the cost-of-sales (as a percentage of sales) in the Measurement segment was due to lower direct labor costs as a percentage of sales.  Direct labor costs (as a percentage of sales) for the fiscal period ended November 30, 2004 was 16.9% compared to 26.4% for the fiscal period ended November 30, 2003.  The decline in direct labor costs as a percentage of sales occurred due to the types of products produced and improved efficiency of the labor force.  The increase in operating expenses occurred due to the expanding level of sales.

Sales by the foreign subsidiaries totaled $998,206 for the most recent period versus $941,774 for the same period last year.  The increase is due to the changes in foreign exchange rates between the two fiscal periods as the sales in the currency of the foreign subsidiaries actually declined slightly from the prior year.  The decrease in sales volumes in the foreign sales is attributed to continued soft conditions in the European markets.

The amount of taxes on income for the current fiscal period is minimal due to realization of a portion of the valuation allowance on the Company’s deferred tax asset related to the expected realization of net operating loss carryforwards.  As taxes on income are provided based upon earnings, the Company has reduced the amount of the valuation allowance which in turn reduces the amount of income tax expense.  Management continues to evaluate the level of the valuation allowance at the end of each fiscal period in order to determine if projected business and economic conditions would require elimination of all or part of the valuation allowance.

For the six-month period ended November 30, 2004, net income was $569,222 compared to a net loss of ($20,419) for the same period last year.  Net income per share, basic and diluted, for the six months ended November 30, 2004 was $.23 and $.21 respectively, compared to a net loss per share of ($.01) for the six months ended November 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities decreased to 5.2 to 1 at November 30, 2004 compared to 5.7 to 1 at May 31, 2004.  As of November 30, 2004 the Company had $640,940 in cash compared to $604,194 at May 31, 2004.

During the six-months ended November 30, 2004, cash provided by operating activities amounted to $46,842 with the changes described as follows:

•                  Net income for the six-months ended November 30, 2004 of $569,222 plus one non-cash item: depreciation and amortization of $102,981.

•                  Accounts receivable used cash as the balance increased by $92,244 to a November 30, 2004 balance of $1,907,661 compared to $1,815,417 at May 31, 2004. The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•                  Inventories increased $782,156 to a November 30, 2004 balance of $3,697,249 compared to $2,915,093 at May 31, 2004, a 27% increase.  The increase in inventories occurred due to the increasing product sales being realized by the Company as sales for the six months ended November 30, 2004 are 44% higher than for the six months ended November 30, 2003, The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                  Prepaid expenses increased by $73,342 to $197,690 from a balance of $124,348 at May 31, 2004 with the increase due to prepaid fees, trade show costs and various business and insurance costs.

•                  Trade accounts payable increased by $219,818 to $785,364 from a balance of $565,546 at May 31, 2004 with the increase due to higher purchasing activity for product inventories prior to November 30, 2004 compared to the same activity prior to May 31, 2004.

•                  Other accrued liabilities (including customer deposits, commissions, payroll items and other accrued expenses) increased by $72,613 to a balance of $426,660 from $354,047 at May 31, 2004, with the largest change a $62,711 increase in accrued commissions.  The amount of the commission liability increased as there was a larger proportion of sales and accounts receivable prior to November 30, 2004 that used outside sales representatives than the period prior to May 31, 2004.  Those groups receive a higher commission percentage than internal sales people and therefore when there is a larger portion of sales using these sales representative groups, the commission expense and liability will be higher.

During the six-months ended November 30, 2004, net cash used in investing activities was $63,506, consisting of net additions to property and equipment.  Net cash provided by financing activities amounted to $69,736 which consisted of repayments of long-term debt of $25,046 and common stock issued to employees who exercised stock options of $94,782.

The following summarizes contractual obligations at November 30, 2004 and the effect on future liquidity and cash flows:

Years Ending November 30,	Capital Lease and Purchase Contract	Operating Leases	Total Contractual Obligations
2005	$32,037	$31,925	$63,962
2006	9,990	10,468	20,458
2007	—	—	—
2008	—	—	—
Total	$42,027	$42,393	$84,420

Specific business challenges faced by the Company over the past few years had a negative impact on operations and liquidity.  Management has responded to these challenges by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products.  As a result of these efforts, results of operations and cash flow from operations have improved.  Management believes its cash flows from operations, available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2005. However, in the event the Company fails to achieve its operating and financial goals for Fiscal 2005, Management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of cost cutting measures and/or entering into additional borrowing arrangements collateralized by assets.

Business Risks

This report includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates,” or “hopes,” or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. For example, this section contains numerous forward looking statements. All forward-looking statements in this report are made based on Management’s current expectations and estimates, which involve risks and uncertainties, including those described in the following paragraphs. Among these factors are the following:

•                  Demand for Company products may change.

•                  New products may not be developed to satisfy changes in customer demands.

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

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers.  Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions continued into Fiscal 2004 and consequently, demand for drives fell over these periods. As the operations of those companies have suffered, they have in turn reduced capital spending resulting in minimal demand for and sporadic sales of the Company’s laser light-scatter products.  Industry forecasts are for improving conditions and the Company has experienced increasing sales in Fiscal 2005 to those industries.  However, the long-term impact on demand for the Company’s surface Measurement products cannot be predicted with any certainty.

The semiconductor industry has also faced a down cycle over the past few fiscal years. Beginning in Fiscal 2002 the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth and these conditions continued into Fiscal 2004.  The result is similar to disk drive manufacturers in that capital spending has declined significantly and consequently so has demand for and sales of the Company’s wafer products.  Some improvement in market conditions is forecasted to occur sometime in the next several months, although there is no certainty if and when those improvements will occur.

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

New products may not be developed to satisfy changes in customerr demands:

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

The Company maintains a significant investment in inventories in anticipation of future sales:

The Company believes it maintains a competitive advantage in its Balancer product segment by shipping product to its customers more rapidly than its competitors.  As a result, the Company has a significant investment in inventories for that segment.  These inventories are recorded using the lower-of-cost or market method, which requires Management to make certain estimates.  Management evaluates the recorded inventory values based on customer demand, market trends and expected future sales and changes these estimates accordingly.  A significant shortfall of sales may result in carrying higher levels of inventories of finished goods and raw materials thereby increasing the risk of inventory obsolescence and corresponding inventory write-downs.  As a result, the Company may experience write-downs of excess inventory quantities in excess of current reserves is future sales were to decrease dramatically.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of November 30, 2004.  However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

Foreign Currency Risk

The Company operates subsidiaries in the United Kingdom and Germany.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the three-months ended November 30, 2004 and 2003 results of operations included gains (losses) on foreign currency translation of $(1,039) and $50,777 respectively, while results of operations for the six-months ended November 30, 2004 and 2003 included gains (losses) on foreign currency translation of $(3,973) and $64,598 respectively.

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

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company conducted an Annual Meeting of the Shareholders on October 1, 2004.  At the meeting, the following person was elected to fill the vacancy on the Board of Directors created by the expiration of the Class 1 director’s term,, to serve until the year 2007 Annual Meeting of the Shareholders and until his successor shall be duly elected:

Director	Shares Voted in Favor	Shares Voted Against	Shares Withheld
Trevor S. Nelson	2,436,872	1,199	55,452

The terms of office of Directors Wayne A. Case, Maynard E. Brown and Timothy D.J. Hennessy continued after the meeting.

Also at the meeting, the shareholders’ approved the adoption of the Schmitt Industries, Inc. 2004 Stock Option Plan, and the reservation of 300,000 shares of Common Stock for issuance thereunder.

Shares Voted in Favor	Shares Voted Against	Shares Withheld	Shares Not Voted
893,645	84,842	31,245	1,483,791

Item 6.    Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	1/14/2005	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	1/14/2005	/s/ Robert C. Thompson
Robert C. Thompson, Chief Financial Officer