Form 10-Q
period 2005-02-28
SCHMITT INDUSTRIES INC
filed 2005-04-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2005

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The number of shares of each class of common stock outstanding as of March 31, 2005

Common stock, no par value	2,557,271

SCHMITT INDUSTRIES, INC.

INDEX TO FORM 10-Q

Part I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements:

Consolidated Balance Sheets:
– February 28, 2005 (unaduited) and May 31, 2004 (audited)

Consolidated Statements of Operations:
– For the Three and Nine Months Ended February 28, 2005 and February 29, 2004 (unaudited)

Consolidated Statement of Changes in Stockholders’ Equity:
– For the Nine Months Ended February 28, 2005 (unaudited)

Consolidated Statements of Cash Flows:
– For the Nine Months Ended February 28, 2005 and February 29, 2004 (unaudited)

Notes to Consolidated Interim Financial Statements:
– Nine Months Ended February 28, 2005 and February 29, 2004

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

Item 4 -	Controls and Procedures

Part II -	OTHER INFORMATION

Item 6 -	Exhibits and Reports on Form 8-K

Signatures -

Certifications

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2005	May 31, 2004
	Unaudited
ASSETS
Current assets
Cash	$658,370	$604,194
Accounts receivable, net of allowance of $33,200 and $32,550 at February 28, 2005 and May 31, 2004, respectively	1,994,083	1,815,417
Inventories	3,661,815	2,915,093
Prepaid expenses	187,790	124,348
Income taxes receivable	—	35,894
	6,502,058	5,494,946

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,216,125	1,214,500
Furniture, fixtures and equipment	1,129,721	1,115,788
Vehicles	96,849	94,261
	2,741,695	2,723,549
Less accumulated depreciation and amortization	1,434,918	1,395,634
	1,306,777	1,327,915

Other assets
Long-term deferred tax asset	—	—
Other assets	251,660	277,612
	251,660	277,612

TOTAL ASSETS	$8,060,495	$7,100,473

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$605,716	$565,546
Accrued commissions	245,932	189,679
Customer deposits	11,138	53,203
Accrued liabilities	100,163	111,165
Income taxes payable	5,535	—
Current portion of long-term debt	31,309	39,831
Total current liabilities	999,793	959,424

Long-term debt	25,558	27,242

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,549,609 and 2,474,461 shares issued and outstanding at February 28, 2005 and May 31, 2004, respectively	7,480,402	7,360,819
Accumulated other comprehensive loss	(396,346)	(376,249)
Accumulated deficit	(48,912)	(870,763)
Total stockholders’ equity	7,035,144	6,113,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,060,495	$7,100,473

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Net sales	$2,553,521	$1,772,556	$7,415,021	$5,156,491
Cost of sales	1,097,387	793,350	3,167,105	2,363,264
Gross profit	1,456,134	979,206	4,247,916	2,793,227

Operating expenses:
General, administration and sales	1,200,485	995,902	3,387,902	2,909,633
Research and development	9,679	13,968	42,395	26,105
Total operating expenses	1,210,164	1,009,870	3,430,297	2,935,738

Operating income (loss)	245,970	(30,664)	817,619	(142,511)

Other income	12,659	31,718	22,232	123,146

Income (loss) before provision for income taxes	258,629	1,054	839,851	(19,365)

Provision for income taxes	6,000	—	18,000	—

Net income (loss)	$252,629	$1,054	$821,851	$(19,365)

Net income (loss) per common share:

Basic	$.10	$—	$.33	$(.01)

Diluted	$.09	$—	$.30	$(.01)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005

(UNAUDITED)

	Shares	Amount	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total	Total Comprehensive Income (Loss)

Balance, May 31, 2004	2,474,461	$7,360,819	$(376,249)	$(870,763)	$6,113,807
Stock options exercised	75,148	119,583	—	119,583
Net income	—	—	—	821,851	821,851	$821,851
Other comprehensive (loss)	—	—	(20,097)	—	(20,097)	(20,097)
Balance, February 28, 2005	2,549,609	$7,480,402	$(396,346)	$(48,912)	$7,035,144
Comprehensive income, Nine months ended February 28, 2005						$801,754

The accompanying notes are an integral part of these financial statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

(UNAUDITED)

	Nine Months Ended
	February 28, 2005	February 29, 2004
Cash Flows Relating to Operating Activities
Net income (loss)	$821,851	$(19,365)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	131,866	102,910
Amortization	25,952	32,617
Increase (decrease) in provision for bad debts	—	(9,252)
(Increase) decrease in:
Accounts receivable	(178,666)	107,208
Inventories	(746,722)	(264,903)
Prepaid expenses	(63,442)	(23,141)
Income taxes receivable	41,429	800
Increase (decrease) in:
Accounts payable	40,170	(29,580)
Accrued liabilities and customer deposits	3,186	79,176
Net cash provided by (used in) operating activities	75,624	(23,530)

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(118,631)	(166,876)
Disposals of property and equipment	7,903	3,201
Net cash used in investing activities	(110,728)	(163,675)

Cash Flows Relating to Financing Activities
Additions to long-term debt	27,861	78,477
Repayments on long-term debt	(38,067)	(24,384)
Common stock issued on exercise of stock options	119,583	21,999
Common stock repurchased	—	(40,000)
Net cash provided by financing activities	109,377	36,092

Effect of foreign exchange translation on cash	(20,097)	(70,891)

Increase (decrease) in cash	54,176	(222,004)

Cash, beginning of period	604,194	410,245

Cash, end of period	$658,370	$188,241

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$—	$2,795
Cash paid during the period for income taxes	$26,974	$—

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

FORM 10-Q

THIRD QUARTER FISCAL YEAR 2005

Note 1:                   Basis of Presentation

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of Management, the accompanying unaudited Consolidated Financial Statements of Schmitt Industries, Inc. have been prepared pursuant to the rules and regulations of the Securities Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2005 and its results of operations and its cash flows for the Nine-months ended February 28, 2005 and February 29, 2004.  Operating results for the nine-month period ended February 28, 2005 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2005.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-K of the Company for the fiscal year ended May 31, 2004.

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

For the nine months ended February 28, 2005, the total value of options granted was computed to be $301,193 which would be amortized on the straight-line basis over the vesting period of the options.  For the three months ended February 28, 2005, there were no options issued.  If the Company had used the fair value based method of accounting for its plans, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three Months Ended		Nine Months Ended,
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Net income (loss) as reported	$252,629	$1,054	$821,851	$(19,365)

Stock based compensation determined under the fair value method	(41,985)	(5,515)	(171,305)	(16,545)

Net income (loss) pro forma	$210,644	$(4,461)	$650,546	$(35,910)

Net income (loss) per share as reported

Basic	$.10	$—	$.33	$(.01)

Diluted	$.09	$—	$.30	$(.01)

Net income (loss) per share pro forma:

Basic	$.08	$—	$.26	$(.01)

Diluted	$.08	$—	$24	$(.01)

Pursuant to SFAS 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option and pricing model.  The weighted average assumptions used for the nine-months ended February 28, 2005 was a risk-free interest rate of 4.00%, an expected dividend yield of 0%, an expected life of nine and one-half years and a volatility of 99%.

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts.

Note 5:                   EPS Reconciliation

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Weighted average shares (basic)	2,538,699	2,436,265	2,525,716	2,434,334

Effect of dilutive stock options	194,198	76,870	184,363	—

Weighted average shares (diluted)	2,732,897	2,513,135	2,710,079	2,434,334

Basic earnings per share are computed using the weighted average number of shares outstanding.  Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.  Incremental shares of 76,870 for the nine-months ended February 29, 2004 were excluded from the diluted earnings (loss) per share calculation when their effect was anti-dilutive.

Note 6:                   Long-term deferred tax asset

The Company has recorded a deferred tax asset primarily related to net operating loss carryforwards for federal income tax purposes and other temporary differences between book and tax bases of assets and liabilities.  The asset arose when the Company acquired the stock and therefore the net operating loss carryforwards of its wholly owned subsidiary, Schmitt Measurement Systems in 1996.  Due to the uncertainty of utilization of the Company’s NOLs and in consideration of other factors, Management has recorded a valuation allowance on the deferred tax asset at February 28, 2005 and May 31, 2004 to reduce the net deferred tax asset to the amount that it has deemed will more likely than not be realized.

Note 7:                   Segments of Business

Segment Information

	Three Months Ended
	February 28, 2005		February 29, 2004
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,143,065	$635,190	$1,502,689	$452,650
Intercompany sales	(215,553)	(9,181)	(170,150)	(12,633)
Net sales	$1,927,512	$626,009	$1,332,539	$440,017

Income (Loss) from operations	$173,051	$72,919	$(90,661)	$59,997

Intercompany rent	$—	$7,500	$—	$7,500

Depreciation expense	$34,681	$11,505	$26,336	$9,680

Amortization expense	$—	$8,651	$—	$8,650

Capital expenditures	$42,912	$8,938	$115,674	$3,183

Geographic Information

	Three Months Ended
Geographic Sales	February 28, 2005	February 29, 2004
North American Sales
United States	$1,350,383	$965,469
Canada	44,162	11,358
Mexico	—	3,260
North American total	1,394,545	980,087

European Sales
Germany	159,731	121,257

United Kingdom	354,062	285,093
Intercompany	(224,734)	(182,783)
United Kingdom total	129,328	102,310

Other European Sales	314,745	226,033

Total Europe	603,804	449,600

Asia	432,441	303,957
Others	122,731	38,912
	$2,553,521	$1,772,556

	Three Months Ended
	February 28, 2005		February 29, 2004
	United States	Europe	United States	Europe
Income (Loss) from operations	$283,687	$(37,717)	$7,036	$(37,700)

Depreciation expense	$43,272	$2,914	$34,395	$1,621

Amortization expense	$8,651	$—	$8,650	$—

Capital expenditures	$46,862	$4,988	$121,448	$(2,591)

Note – Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH.

	Nine Months Ended
	February 28, 2005		February 29, 2004
	Balancer	Measurement	Balancer	Measurement
Gross sales	$5,937,660	$2,112,569	$4,701,768	$994,925
Intercompany sales	(614,455)	(20,753)	(524,446)	(15,756)
Net sales	$5,323,205	$2,091,816	$4,177,322	$979,169

Income (Loss) from operations	$285,654	$531,965	$(76,502)	$(66,009)

Intercompany rent	$—	$22,500	$—	$22,500

Depreciation expense	$102,402	$29,464	$74,784	$28,126

Amortization expense	$—	$25,952	$6,665	$25,952

Capital expenditures	$101,368	$17,263	$147,214	$19,662

Geographic Information

	Nine Months Ended
Geographic Sales	February 28, 2005	February 29, 2004
North American Sales
United States	$4,087,845	$2,625,457
Canada	122,578	116,183
Mexico	7,971	44,131
North American total	4,218,394	2,785,771

European Sales
Germany	419,209	380,797

United Kingdom	994,646	844,146
Intercompany	(635,208)	(540,202)
United Kingdom total	359,438	303,944

Other European Sales	837,047	733,118

Total Europe	1,615,694	1,417,859

Asia	1,301,916	830,004
Others	279,017	122,857
	$7,415,021	$5,156,491

	Nine Months Ended
	February 28, 2005		February 29, 2004
	United States	Europe	United States	Europe
Income (Loss) from operations	$911,055	$(93,436)	$(81,948)	$(60,563)

Depreciation expense	$127,387	$4,479	$97,982	$4,928

Amortization expense	$25,952	$—	$32,617	$—

Capital expenditures	$113,643	$4,988	$157,046	$9,830

Long-term Assets

	February 28, 2005	May 31, 2004
Segment:
Balancer	$1,034,166	$1,041,032
Measurement	$524,271	$564,495

Geographic:
United States	$1,543,255	$1,585,021
Europe	$15,182	$20,506

Note – Europe is defined as the two European subsidiaries, Schmitt Europe, Ltd. and Schmitt Europa, GmbH.

Note 8:                   Related Party Transactions

The Company has identified a potential new market segment for its Balancer products with PulverDryer USA, Inc., a manufacturer of a specialized pulverizing and drying machine. Due to the market potential with this customer, in October 2003 the Board of Directors of the Company authorized the CEO, Mr. Wayne Case, to actively pursue this new market segment by supporting PulverDryer in its product design, development and guidance on management.  Mr. Case thus expanded this new market segment by generating additional sales to the Company of over $208,000 for the period from July 2003 to February 2005.

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

The Board has authorized that Mr. Case receive as compensation the total consulting fees paid by PulverDryer from June 2004 through October 2004 in recognition of his efforts in generating both potential and additional revenues for the Company.  Effective November 1, 2004, Mr. Case will receive 40% of the ongoing consulting fee from PulverDryer, which percentage was determined by the Compensation Committee.

In addition, effective November 1, 2004, Mr. Case’s base monthly salary was increased by $5,674 to bring it back in line with peers in the industry. That increase in base salary will consist of two parts, a return to his original salary in effect at October 1, 2001, when he voluntarily accepted a reduction in pay in the light of market conditions, and a performance-related increase.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of Management, the accompanying unaudited Consolidated Financial Statements of Schmitt Industries, Inc. have been prepared pursuant to the rules and regulations of the Securities Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2005 and its results of operations and its cash flows for the Nine months ended February 28, 2005 and February 2004.  Operating results for the nine month period ended February 28, 2005 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2005.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-K of the Company for the fiscal year ended May 31, 2004.

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe.  Beginning in March 2004, improving economic conditions in North America resulted in increased sales in that geographic market.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  They are finding many of the customers in the automotive, bearing and aircraft industries refer to improved economic conditions and its impact on the machine tool industry in North America as the reason for their increased orders.  While those customers are optimistic regarding short term demand for Balancer products, they remain uncertain as to the strength and duration of current business conditions in North America for their products which incorporate the Balancer segment product line.  Market demand in Asia for the Balancer segment products continues to be strong.   As with the North American market, the duration of the strong demand in Asia cannot be forecasted with any certainty.  Despite a soft European market, there have been some increases in the number of units sold into that geographic market.  This is attributed to more focused and aggressive sales and marketing techniques by the European based sales and marketing staff.  However, until the markets for the products of the Company improve in Europe, there is no guarantee these more aggressive efforts will continue to generate increasing unit sales.

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

•                  Laser light-scatter products for research organizations – The Company continues to receive inquiries for these products and provide quotes to interested parties.  However, in the current Fiscal year, no sales of these products have been realized.

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

Inventories – These assets are stated at the lower of cost or market on an average cost basis. Each fiscal quarter, Management utilizes various analyses based on sales forecasts, historical sales and inventory levels to ensure the current carrying value of inventory accurately reflects current and expected requirements within a reasonable timeframe. As a result of this analysis at February 28, 2005, Management believes the inventory levels are sufficient based upon the expected requirements in the remainder of Fiscal 2005 and beyond.

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

Intangible Assets – There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on Management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.   As of February 28, 2005, Management does not believe impairment, as defined above, exists.

Recently issued accounting pronouncements –

•                  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs an Amendment to ARB No. 43, Chapter 4 in November 2004.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company does not expect this pronouncement to have a material impact on the financial statements.

•                  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 in December 2004.   The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company does not expect this pronouncement to have a material impact on the financial statements.

•                  The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, Share-Based Payment in December 2004.  Under the revised standard, The Company will be required to recognize compensation cost, related to its stock options, beginning in its second quarter which begins on September 1, 2005.  The cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued.  The Company expects the effect of this pronouncement to approximate the proforma amounts disclosed in Note 4.

Three months ended February 28, 2005 and February 29, 2004:

	Three months ended February 28, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,553,521	100.0	$1,927,512	100.0	$626,009	100.0
Cost of sales	1,097,387	43.0	862,105	44.7	235,282	37.6
Gross profit	1,456,134	57.0	$1,065,407	55.3	$390,727	62.4
Operating expenses	1,210,164	47.4
Income from operations	$245,970	9.6

	Three months ended February 29, 2004
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$1,772,556	100.0	$1,332,539	100.0	$440,017	100.0
Cost of sales	793,350	44.8	627,003	47.1	166,347	37.8
Gross profit	979,206	55.2	$705,536	52.9	$273,670	62.2
Operating expenses	1,009,870	57.0
Loss from operations	$(30,664)	(1.8)

Worldwide sales of Balancer products increased in the most current fiscal period when compared to the same period in the prior fiscal year as sales to the North American and European markets increased by 68% and 32% respectively.  These increases were offset by decreases in the Asian market of 11%.  Unit sales prices of balancer products are relatively stable and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The increase in units sold in North America is attributed to growing demand and stronger economic conditions.  The increase units sold in Europe is attributed to two factors, the continued aggressive marketing and sales efforts by the European based sales staff and changes in foreign exchange rates between the two periods.  The decrease in Asia is attributed to delays in customers placing orders as there is continued strong demand in that geographic market.

Measurement product sales increased in the most current fiscal period when compared to the same period in the prior fiscal year as sales of the Company’s surface measurement and dimensional sizing products increased by 21% and 64% respectively.  The sales of surface measurement products in the most recent fiscal period increased as they included more unit sales of large value laser light-scatter products than in the same fiscal period in the prior year.  The increases in the dimensional sizing products are due to increasing unit sales which are directly attributed to the expanding sales and marketing efforts the by Company’s sales staff that is devoted exclusively to the sale of these products.

Cost of sales for the Balancer segment decreased (as a percentage of sales) in the most current fiscal period when compared to the same period in the prior fiscal year due to the product sales mix and lower production labor and overhead costs as a percentage of sales.  Labor costs to produce Balancer products (as a percentage of sales) for the fiscal period ended February 28, 2005 was 5.0% compared to 6.1% for the fiscal period ended February 29, 2004 while overhead costs (as a percentage of sales) for the fiscal period ended February 28, 2005 was 2.6% compared to 3.4% for the fiscal period ended February 29, 2004.  Both of these costs categories include some costs that are fixed in nature and therefore will decrease as a percentage of sales due to the higher sales levels realized in the most recent fiscal period when compared to the same fiscal period in the prior fiscal year.  Cost of sales as a percentage of sales for the Measurement segment were relatively consistent between periods. The increase in operating expenses occurred due to the expanding level of sales.

Sales by the foreign subsidiaries totaled $578,252 for the most recent quarter versus $446,454 for the same quarter last year.  Approximately 87% of the increase was due to higher unit sales volumes with the remainder due to the changes in foreign exchange rates between the two fiscal periods.  The higher sales volumes were realized as a result of the continued aggressive marketing and sales efforts by the European based sales staff.

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

In the three month period ended February 28, 2005, net income was $252,629 compared to net income of $1,054 for the same period last year.  Net income per share, both basic and diluted, for the three months ended February 28, 2005 were $.10, and $.09 respectively, compared to net income per share, both basic and diluted, of $.00 for the three months ended February 29, 2004.

Nine months ended February 28, 2005 and February 29, 2004:

	Nine months ended February 28, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$7,415,021	100.0	$5,323,205	100.0	$2,091,816	100.0
Cost of sales	3,167,105	42.7	2,489,284	46.8	677,821	32.4
Gross profit	4,247,916	57.3	$2,833,921	53.2	$1,413,995	67.6
Operating expenses	3,430,297	46.3
Income from operations	$817,619	11.0

	Nine months ended February 29, 2004
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$5,156,491	100.0	$4,177,322	100.0	$979,169	100.0
Cost of sales	2,363,264	45.8	1,978,880	47.4	384,384	39.3
Gross profit	2,793,227	54.2	$2,198,442	52.6	$594,785	60.7
Operating expenses	2,935,738	56.9
Loss from operations	$(142,511)	(2.8)

Worldwide sales of Balancer products increased in the most current fiscal period when compared to the same period in the prior fiscal year as sales to the North American and European markets increased by 45% and 13% respectively while they decreased in the Asian markets by 7%.  Unit sales prices of balancer products are relatively stable and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The increase in units sold in North America is attributed to growing demand and stronger economic conditions while the increase in units sold in Europe is attributed to two factors, the continued aggressive marketing and sales efforts by the European based sales staff and changes in foreign exchange rates between the two periods.  The decrease in Asia is attributed to timing of shipments as demand for and interest in Balancer products continues to be strong.

Measurement product sales increased in the most current fiscal period when compared to the same period in the prior fiscal year due to increasing sales levels of the Company’s surface measurement (a 150% increase) and dimensional sizing products (a 93% increase).  The sales of surface measurement products in the most recent fiscal period increased as they included more unit sales of large value laser light-scatter products than in the same fiscal period in the prior year.  The increases in the dimensional sizing products are due to increasing unit sales which are directly attributed to the expanding sales and marketing efforts by the Company’s sales staff that is devoted exclusively to the sale of these products.

Cost of sales for the Balancer segment were relatively consistent between the two fiscal periods while the decrease in the cost-of-sales (as a percentage of sales) in the Measurement segment was due to lower material and direct labor costs as a percentage of sales.  Materials costs as a percentage of sales in the current fiscal year were 12.7% compared to 16.9% in the same period in the prior fiscal year.  In the prior year the Company had higher materials costs than normal on a large product order.  These higher materials costs occurred because the customer cancelled the order but the materials purchased for the product were expensed as they had been ordered specifically for that project.  If the impact of the higher than normal materials costs resulting from that order is excluded from the prior year results, the materials costs as a percentage of sales would have been more in line with the current fiscal period results.  Direct labor costs (as a percentage of sales) for the fiscal period ended February 28, 2005 was 19.0% compared to 21.4% for the fiscal period ended February 29, 2004.  The decline in direct labor costs as a percentage of sales occurred due to the types of products produced and improved efficiency of the labor force.  The increase in operating expenses occurred due to the expanding level of sales.

Sales by the foreign subsidiaries totaled $1,576,458 for the most recent period versus $1,388,228 for the same period last year.  Approximately 31% of the increase was due to higher unit sales volumes with the remainder due to the changes in foreign exchange rates between the two fiscal periods.  The higher sales volumes were realized as a result of the continued aggressive marketing and sales efforts by the European based sales staff.

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

For the nine-month period ended February 28, 2005, net income was $821,851 compared to a net loss of ($19,365) for the same period last year.  Net income per share, basic and diluted, for the nine months ended February 28, 2005 was $.33 and $.30 respectively, compared to a net loss per share of ($.01) for the nine months ended February 29, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 6.5 to 1 at February 28, 2005 compared to 5.7 to 1 at May 31, 2004.  As of February 28, 2005, the Company had $658,370 in cash compared to $604,194 at May 31, 2004.

During the nine-months ended February 28, 2005, cash provided by operating activities amounted to $75,624 with the changes described as follows:

•                  Net income for the nine-months ended February 28, 2005 of $821,851 plus one non-cash item: depreciation and amortization of $157,818.

•                  Accounts receivable used cash as the balance increased by $178,666 to a February 28, 2005 balance of $1,994,083 compared to $1,815,417 at May 31, 2004. The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•                  Inventories increased $746,722 to a February 28, 2005 balance of $3,661,815 compared to $2,915,093 at May 31, 2004, a 26% increase.  The increase in inventories occurred due to the increasing product sales being realized by the Company as sales for the nine months ended February 28, 2005 are 44% higher than for the nine months ended February 29, 2004, The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                  Prepaid expenses increased by $63,442 to $187,790 from a balance of $124,348 at May 31, 2004 with the increase due to prepaid fees, trade show costs and various business and insurance costs.

•                  Trade accounts payable increased by $40,170 to $605,716 from a balance of $565,546 at May 31, 2004.

•                  Other accrued liabilities (including customer deposits, commissions, payroll items and other accrued expenses) increased by $3,186 to a balance of $357,233 from $354,047 at May 31, 2004, with the largest changes a $56,253 increase in accrued commissions and a $42,065 decrease in customer deposits.  The policy for the accrual and payment of sales commissions has been consistent between periods and therefore, the increase in the liability is attributed to a larger proportion of sales and accounts receivable prior to February 28, 2005 that used outside sales representatives than in the period prior to May 31, 2004.  Those groups receive a higher commission percentage than internal sales people and therefore when there is a larger portion of sales using these sales representative groups, the commission expense and liability will be higher.  The lower amount of deposits reflects a smaller amount of customer orders at February 28, 2005 that require a prepayment prior to shipment than was the case at May 31, 2004.

During the nine-months ended February 28, 2005, net cash used in investing activities was $110,728, consisting of net additions to property and equipment.  Net cash provided by financing activities amounted to $109,377 which consisted of $27,861 in additions to long-term debt and common stock issued to employees who exercised stock options in the amount of $119,583.  These sources of cash were reduced by repayments of long-term debt of $38,067.

The following summarizes contractual obligations at February 28, 2005 and the effect on future liquidity and cash flows:

Years Ending February 28,	Capital Lease and Purchase Contract	Operating Leases	Total Contractual Obligations
2006	$31,309	$21,295	$52,604
2007	16,812	7,852	24,664
2008	8,746	—	8,746
2009	—	—
Total	$56,867	$29,147	$86,014

Management has historically responded to business challenges that had a negative impact on operations and liquidity by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products.  As a result of these efforts, results of operations and cash flow from operations have improved.  Management believes its cash flows from operations, its available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2005 and 2006. However, in the event the Company fails to achieve its operating and financial goals for Fiscal 2005, Management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of cost cutting measures and/or entering into additional borrowing arrangements collateralized by assets.

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

Demand for Company products may change:

Over the past four fiscal quarters, the Company has experienced increasing demand for its Balancer products in North America and Europe.  These increases are attributed to an improving economy in North America and more focused and aggressive sales and marketing techniques in Europe.  The conditions and circumstances could change in future periods and as a result demand for the Company’s products could decline.  Management is responding to these risks in two ways.  First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore continue to devote part of its future R&D efforts toward developing products that will both broaden the scope of Balancing products offered to the current customer base.  Second, there are uses for the Company’s Balancer products in industries other than those in the Company’s historic customer base.  Management is devoting a significant portion of its time to identify these markets and educate those markets on the value of those products within their operations.

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers.  Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions continued into Fiscal 2004 and consequently, demand for drives fell over these periods. As the operations of those companies suffered, they in turn reduced capital spending resulting in minimal demand for and sporadic sales of the Company’s laser light-scatter products.  Industry forecasts are for improving conditions and the Company has experienced increasing sales in Fiscal 2005 to those industries.  However, the long-term impact on demand for the Company’s surface Measurement products cannot be predicted with any certainty.

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

New products may not be developed to satisfy changes in customer demands:

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

The Company maintains a significant investment in inventories in anticipation of future sales:

The Company believes it maintains a competitive advantage in its Balancer product segment by shipping product to its customers more rapidly than its competitors.  As a result, the Company has a significant investment in inventories for that segment.  These inventories are recorded using the lower-of-cost or market method, which requires Management to make certain estimates.  Management evaluates the recorded inventory values based on customer demand, market trends and expected future sales and changes these estimates accordingly.  A significant shortfall of sales may result in carrying higher levels of inventories of finished goods and raw materials thereby increasing the risk of inventory obsolescence and corresponding inventory write-downs.  As a result, the Company may experience write-downs of inventory quantities in excess of current reserves if future sales were to decrease dramatically.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 28, 2005.  However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

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

Foreign Currency Risk

The Company operates subsidiaries in the United Kingdom and Germany.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the three-months ended February 28, 2005 and February 29, 2004, results of operations included gains on foreign currency translation of $3,600 and $21,727 respectively, while results of operations for the nNine-months ended February 28, 2005 and February 29, 2004 included gains (losses) on foreign currency translation of $(373) and $86,325 respectively.

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

(b)                                 There have been no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	4/14/2005	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	4/14/2005	/s/ Robert C. Thompson
Robert C. Thompson, Chief Financial Officer