Form 10-K
period 2005-05-31
SCHMITT INDUSTRIES INC
filed 2005-08-29
CIK 922612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended: May 31, 2005

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

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).                                                                                                                                                Yes ☐                   No. ☒

As of July 29, 2005, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant was $22,173,431based on the closing sales price of the registrant’s Common Stock on the Nasdaq SmallCap Market.  On that date, there were 2,578,306 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.  Business

Introduction

The Company (an Oregon corporation) designs, assembles and markets computer-controlled balancing equipment (the Balancer Segment) primarily to the machine tool industry.  Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (“SMS”), an Oregon corporation, the Company designs, manufactures and markets precision laser measurement systems (the Measurement Segment). The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (“SEL”), located in the United Kingdom. Effective May 30, 2005 the Company has liquidated and dissolved the German Subsidiary, Schmitt Europa, GmbH. The Company’s executive offices are located at 2765 N.W. Nicolai Street, Portland, Oregon 97210, and its telephone number is (503) 227-7908.

Balancer Segment

The Company’s principal product is the Schmitt Dynamic Balance System (the “SBS System”), consisting of a computer control unit, sensor, spindle-mounting adapter, and balance head.  It is designed as an inexpensive highly accurate permanent installation on grinding machines. The Company acquired its original balancing equipment technology pursuant to a series of agreements from 1987 through 1991, substantially enhancing and advancing the patented technology since that time.  Since inception the targeted customer base has been operators of grinding machines.

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

Examples of some well-known worldwide machine tool builders who have offered and/or installed the SBS System include ANCA (Australia), Capco Machinery (U.S.), Ecotech/SMTW (China/U.S.), Erwin Junker (US), Gleason Works (U.S.), Landis Grinding (U.S.), Kellenberger (US), Koyo Machinery (US, Japan), Micron Machinery Limited (Japan/U.S.), Normac Incorporated (U.S.), NTC Toyama America (U.S./Japan), Okomoto (Japan), Okuma Machine (Japan), Shigiya Machine

(Japan), Sumitomo Heavy Industry (Japan), Toyoda Machine (Japan), USACH Technologies, Tschudin (US) and Weldon Machine Tool (U.S.).  The Company currently sells its products directly to most of the major machine builders in the U.S, Western Europe and Asia.

Machine Tool Rebuilders – These customers, found in all industrial nations, develop their business by offering to completely update and refurbish older grinding machines. These rebuilders typically tear the old machine apart and install new components, such as the SBS System.  The Company currently sells its products directly to major machine rebuilders in the U.S. and Western Europe.

Grinding Machine Users - These end users become aware of the SBS System through trade shows, trade magazine advertising, distributors, field representatives, referrals and new machine suppliers.  The Company’s business is conducted worldwide with some better known customers including: Black & Decker, Briggs and Stratton, Caterpillar Inc., Daewoo International Corp., Eaton Corporation, Emerson Power Transmission, Ford Motor Company, General Electric Corp., General Motors, Getrag Automotive, Ingersoll Rand, Komatsu, Lawrence Berkeley, Sumitomo Heavy Industries, NSK Bearing, NTN Bearing, Oakridge National Lab, Purdue University, SKF Bearing Industries, Texas Instruments, The Timken Company, TRW Automotive Components and Universal Bearing.

In Fiscal 2005, 2004 and 2003, net sales of the Company’s balancing products totaled $7,369,487, $5,924,854 and $5,481,010 respectively.  Net sales of balancing products accounted for 70%, 75% and 74% of the Company’s total sales in Fiscal 2005, 2004 and 2003, respectively.  See Note 11 to Consolidated Financial Statements.

Competition:

Management believes the SBS System is one of few fully automatic balancing systems marketed in the world.  Most competitive products require special setup and training or calibration to the specific machine. The Company believes the SBS System is currently the only balancing product that fits all machines with wheel sizes from 6 to 48 inches in diameter and a spindle rpm of 500 through 12,500.

Competitive products come from European companies located in Switzerland, Germany, Spain and Italy.  These competitors produce electromechanical and water balancers similar to the SBS Systems.  The Company considers these companies, with their established European base, to be the major competitors.  These balancers have electronic deficiencies, rendering them less effective in solving essential balancing requirements.  They cannot achieve the consistent low balance levels at 500 rpm (low speed) or at 7,500 rpm (high speed) as the SBS system can.  In addition, these balancers have inferior brush and cable assemblies that cause down time and high maintenance.  Finally, none of these companies can currently compete effectively with the Company in providing mounting adapters for all grinding machines.

Water balancers are an older European design still on the market that can be supplied by Schmitt when specifically supplied by users.  They require expensive plumbing and water chambers to be machined into the wheel hub while the SBS System does not.  They are currently priced about 1.25 times the level of the SBS System.  To install these systems, the grinding machines must be disassembled and parts remachined or replaced within the spindle assembly.  This can take two days, far longer than required to install the SBS system.  The water system is “tuned” or “calibrated” to the machine by a factory service technician while the SBS system can be installed by the operator.  Water systems work at mid- and high-speeds but cannot balance in low rpm environments while SBS products work in both environments.  Water systems require periodic monitoring while the SBS systems require little or no operator monitoring.

The SBS System list price is generally $7,995 worldwide.  Competitors’ electromechanical systems are priced at $8,000 to $10,000 worldwide while water balancers are priced at $9,000 to $11,000 worldwide.  Management believes customers perceive the value of an automatic balancer to be approximately $8,000, a sales price that has been constant for several years.  Company pricing is geared to obtaining a dominant market position and meeting competitive supplier prices.  The market strategy is to establish the SBS System as the foremost product with the best quality, reliability and performance and superior economic value.

Measurement Segment

The Company manufactures and markets a line of laser-based, precision measurement systems and operates a precision laser light scatter measurement laboratory.  Light scatter technology involves using lasers, optics and detectors to throw a beam of light on a material sample and record its reflection/transmission.  Analysis of information can determine material characteristics such as surface roughness, defects and dimensional sizing without introducing contaminants and causing changes to the tested material.  The principal products are laser-based measurement products and technology applicable to both industrial and military markets.   The Company has used patents, patent applications, trademarks and other proprietary technology to focus marketing efforts on industrial markets including electronics, computer disk and silicon wafer manufacturers.

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

Computer hard disks require exact manufacturing control and a narrow tolerance band for acceptable roughness, with surface roughness outside that narrow band resulting in a reduction in data density or storage capacity.  The Company’s technology simultaneously measures disk surface roughness in two directions, radially, when the read/write head is moving to another disk sector, and circumferentially, when the read/write head is processing information on the disk.  The two separate roughness levels are required for proper head operation.  The precise measurement methods provided by the Company’s products are not possible through any other cost effective measurement means. The following two products meet the challenges of disk drive manufacturers and help prevent such problems from occurring:

•                  The TMS-2000-RC (Texture Measurement System) product is the world’s fastest and most accurate non-contact texture measurement system.  The product (used on aluminum substrates) is currently used worldwide by most major disk drive manufacturers, providing fast, accurate and repeatable microroughness measurements while quadrupling production throughput when compared to other testing devices.  Surface roughness can be measured to levels below 0.5 Angstroms (the point of a needle is one million Angstroms in diameter).

•                  The TMS-2000-DUV-RC product measures the surface microroughness of ceramic rather than aluminum substrates.  Manufacturers require the technology and products to measure surface roughness of these substrates to the same exact levels as those that measure aluminum. The Deep Ultra-violet light (DUV) technology and product uses the patented light scatter technology to measure the surface roughness of glass substrates to levels less than 0.5 Angstrom.

Customers include Hitachi/IBM, Seagate Substrates, Western Digital and Komag, Inc.

There are two products devoted to the silicon wafer industry, the TMS-2000W-RC and TMS-3000W-RC.  Both products provide fast, accurate, repeatable measurements for manufacturers of silicon wafers, computer chips and memory devices. This industry demands manufacturing precision to increase performance and capacity and these products help achieve those goals. Silicon wafers are carefully cut and polished to provide the base upon which a computer or memory chip is produced.  Therefore, chip manufacturing is extremely dependent on the beginning surface roughness of the wafer.  Since all silicon wafers exhibit a microscopic level of surface roughness, stemming from chemical deposition, grinding, polishing, etching, or any number of other production techniques, some method of measuring these surface characteristics is required.  The wafer measurement products provide a way for customers in this industry to quantify and control their manufacturing process. The system provides measurements to a few hundredths of an Angstrom, a level unachievable by other testing devices.

Dimensional Sizing Products:

These products are used in a wide range of industrial applications including steel casting, paper production, medical imaging, crane control and micron-level part and surface inspection.  Presently, there are four product lines: the AR4000 distance measurement sensor, the AR4000 Line Scanner and the AR600 and AR200 series of triangulating laser displacement sensors.

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

In Fiscal 2005, 2004 and 2003, net sales of Measurement products totaled $3,160,942, $1,999,912 and $1,938,511 respectively and accounted for 30%, 25% and 26% of the Company’s total sales in Fiscal 2005, 2004 and 2003 respectively.   See Note 11 to Consolidated Financial Statements.

Business and Marketing Strategy

The Company designs, assembles and markets all of its products with operations divided into a number of different areas.

Balancer Segment products:

The Vice President of Operations directs production of Balancer segment products including production, assembly, and purchasing, engineering and technical services.  Product marketing for all Balancer segment products is managed by the President/CEO.  Two Marketing Managers are responsible for domestic sales while a third is responsible for sales in Mainland China, Taiwan and Korea.  The Company also has one person who performs field service/sales.  The President/CEO is responsible for European sales and oversees the efforts of the European Marketing Manager who is headquartered in the United Kingdom.  Finally, research and development efforts are supervised directly by the President/CEO and the Vice President of Operations.

The Company markets and sells the Balancer segment products in a variety of ways.  First, are the channels provided by independent manufacturer’s representatives and distributors.  There are currently approximately 25 individuals and/or organizations in the United States acting in one of these capacities. Independent sales agents are paid a 10% commission; distributors are sold products at a 20% discount.

Second, original equipment manufacturers (OEMs) include the Balancer segment products on the machine tools they produce. Users thus purchase the Balancer segment products concurrently with the machine tools. Conversely, end users of grinding machines that have purchased the SBS system directly from the Company, and after enjoying the benefits of the products, often request that SBS products be included with the new equipment they order from OEMs. The SBS Systems are often installed by machine builders prior to displaying their own machine tools at various trade shows, becoming endorsements that prove beneficial to the Company’s sales efforts.

Third, worldwide trade shows have proven to be an excellent source of business.  Company representatives, usually one or more of the Marketing Managers and/or the President/CEO, attend these events along with local Company representatives.  These individuals operate a display booth featuring an SBS System demonstration stand and product and technical literature.  Representatives from all facets of the Company’s target markets attend these trade shows.

In North America and Asia, products are shipped directly to customers from the Company’s distribution center in Portland, Oregon.  Where the Company has distributors, the product is shipped to the distributor, who in turn pays the Company directly and then delivers and installs the product for the end user.  European distribution to customers is handled by shipping the product directly from the Company’s Portland headquarters to the European subsidiary in the United Kingdom, who in turn sells and distributes the products.

Measurement Segment Products:

The Vice President of Operations directs production of all Measurement segment products including production, assembly, and purchasing, engineering and technical services.

Similar to the Balancer segment, the Measurement segment uses a variety of methods to market and sell its products.  First, a Marketing Manager, under the direction of the President/CEO, directs the overall worldwide marketing efforts for surface measurement products.  Second, both a marketing and a sales manager, again under the direction of the President/CEO, direct the overall worldwide marketing and sales efforts for dimensional sizing products.  Third, the Company has an exclusive distribution agreement with a company in Asia for the promotion and sale of surface measurement products in China, Taiwan, Malaysia, Singapore, Thailand and the Philippines.  In addition, there are nonexclusive distribution agreements with two companies in Japan and one in Korea. Fourth, trade shows represent a significant amount of marketing/sales effort.  The President/CEO attends these events along with various Company representatives.  These individuals operate a display booth featuring demonstrations of Measurement segment products along with product and technical literature.  Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows.  Finally, one of the best marketing channels is the testing laboratory.  Once customers see the capabilities of the technology, it can lead to orders for the Company’s laser based light scatter measurement products.

All Measurement segment products are assembled in the Portland, Oregon facility and shipped worldwide directly to customers.

The Balancer and Measurement segment customer bases each consist of over 250 companies.

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

Mechanical parts for the Company’s products are produced by high quality CNC machine shops.  The Company is not dependent on any one supplier of mechanical components.  Principal suppliers of components for the Company’s products include MacKay Manufacturing of Spokane, Washington; OEM Manufacturing of Corvallis, Oregon; Davis Tool of Portland, Oregon; and Forest City Gear of Roscoe, Illinois.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of both product segments.  The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments.  In the past few Fiscal years, the Company has developed the following new balancing and laser measurement products:

The SB-4500 controller is a multi-function unit providing the versatility to control several activities including all balancer products.  It controls balancing in applications with speeds ranging from 300 to 30,000 rpm compared to a range of 500 to 12,500 rpm with the prior Schmitt product.  Vibrations are measured to 0.02 microns or 0.75 millionths of an inch.  It also allows customers to balance their grinding machines faster, reducing costly down time and increasing factory throughput. This computer controller allows the future addition of new products.

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

During Fiscal 2005, 2004 and 2003, the Company’s research and development expense totaled $42,395, $30,370 and $192,686 respectively.  The Fiscal 2005 and 2004 levels were lower than in prior years as the Company devoted much of its internal labor efforts (most R&D costs are internal labor costs) to expanding production levels and the transition of engineering and production of dimensional sizing products from Menlo Park, CA to Portland, OR.  Management expects amounts expended for R&D in Fiscal 2006 to return to levels approximating those experienced in Fiscal 2003.

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

Demand for Company products may change:

Over the past five fiscal quarters, the Company has experienced increasing demand for its Balancer products in North America and Europe.  These increases are attributed to an improving economy in North America and more focused and aggressive sales and marketing techniques in Europe.  The conditions and circumstances could change in future periods and as a result demand for the Company’s products could decline.  Management is responding to these risks in two ways.  First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore continue to devote part of its future R&D efforts toward developing products that will both broaden the scope of Balancing products offered to the current customer base.  Second, there are uses for the Company’s Balancer products in industries other than those in the Company’s historic customer base.  Management is devoting a significant portion of its time to identify these markets and educate those markets on the value of those products within their operations.

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

Operating expenses are generally fixed in nature and largely based on anticipated sales.  However, should future sales decline significantly and rapidly, there is no guarantee management could take actions that would further reduce operating expenses in either a timely manner or without seriously impacting the operations of the Company.

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

International Sales

The Company’s sales in the last three Fiscal years by geographic areas are:

	North America	Europe	Asia	Others
Fiscal 2005	$5,811,940	$2,076,089	$2,122,384	$520,016
Fiscal 2004	$4,520,940	$1,777,250	$1,365,840	$260,736
Fiscal 2003	$4,150,797	$2,348,102	$849,940	$70,682

Backlog

The Company does not generally track backlog.  Normally, orders are shipped within a few days after receipt unless the customer requests otherwise.

Employees

As of July 9, 2005, the Company employed 37 individuals worldwide on a full-time basis.  There were no regular part-time employees.  None of the Company’s employees is covered by a collective bargaining agreement.

Item 2.       Properties

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings with total approximate square footage of 40,500 square feet.  SEL occupies a 1,893-square foot facility in Coventry, England pursuant to a three-year lease beginning June 1, 2005 with a basic monthly rent of £1,875 (approximately $3,400 as of July 12, 2005).

Item 3.       Legal Proceedings

There are no material legal proceedings currently pending against the Company.

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 2005.

PART II

Item 5.                     Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq SmallCap Market under the symbol “SMIT.”

The following tables set forth the high and low sales prices of the Company’s Common Stock as reported on the the Nasdaq Smallcap Market for the periods indicated.

Year Ended May 31, 2005	High	Low
First Quarter	$8.16	$2.20
Second Quarter	$9.54	$5.65
Third Quarter	$9.71	$5.82
Fourth Quarter	$9.70	$6.23

Year Ended May 31, 2004	High	Low
First Quarter	$1.82	$1.24
Second Quarter	$2.53	$1.48
Third Quarter	$2.69	$1.86
Fourth Quarter	$2.75	$1.75

As of July 29, 2005, there were 2,578,306 shares of Common Stock outstanding held by approximately 130 holders of record.  The number of holders does not include individual participants in security position listings; the Company believes that there are more than 2,500 individual holders of shares of Common Stock.

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

Item 6.       Selected Financial Data

In thousands, except per share information

Year Ended	5/31/05	5/31/04	5/31/03	5/31/02	5/31/01
Sales	$10,530	$7,925	$7,420	$6,875	$7,580
Net Income (Loss)	$1,608	$517	$(1,487)	$(1,599)	$(2,367)
Net Income (Loss) Per Share, Basic	$.64	$.21	$(.60)	$(.64)	$(.90)
Weighted Average No. Shares, Basic	2,528	2,439	2,468	2,488	2,635
Net Income (Loss) Per Share, Diluted	$.59	$.20	$(.60)	$(.64)	$(.90)
Weighted Average No. Shares, Diluted	2,709	2,524	2,468	2,488	2,635
Stockholders’ Equity	$7,979	$6,114	$5,665	$7,251	$8,930
Total Assets	$9,075	$7,100	$6,272	$8,161	$10,291
Long-term Debt (including current portion)	$53	$67	$24	$280	$353

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

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe.  Beginning in March 2004, improving economic conditions in North America resulted in increased sales in that geographic market.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  They are finding many of the customers in the automotive, bearing and aircraft industries refer to improved economic conditions and its impact on the machine tool industry in North America as the reason for their increased orders.  While those customers are optimistic regarding short term demand for Balancer products, they remain uncertain as to the strength and duration of current business conditions in North America for their products which incorporate the Balancer segment product line.  Market demand in Asia for the Balancer segment products remains strong, although with increasing competition there was a small decline in sales volumes in Fiscal 2005 when compared to Fiscal 2004.   As with the North American market, the duration of the strong demand in Asia cannot be forecasted with any certainty.  Despite a soft European market, there have been some increases in the number of units sold into that geographic market.  This is attributed to more focused and aggressive sales and marketing techniques by the European based sales and marketing staff.  However, until the markets for the products of the Company improve in Europe, there is no guarantee these more aggressive efforts will continue to generate increasing unit sales.

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

Dimensional sizing products – These products are marketed and sold into a wide array of industries.  In Fiscal 2004 Management built a sales distribution network covering all fifty states.  As a result of this action, the Company experienced increasing interest and sales in these products in the most recent fiscal period when compared to the same period in the prior fiscal year.  During the quarter ended August 31, 2003, Management consolidated the operations related to these products (which had been located in Menlo Park, California) into the Measurement segment operations in Portland, Oregon.  This action reduced the engineering and administrative staff by four people and, beginning in November 2003, reduced monthly rental costs by $7,500.   As a result of the physical relocation of the business in the fiscal quarter ended August 31, 2003, operations were suspended for a period of time and served to dampen the sales volume of dimensional sizing products in that period.  The relocation was completed as of August 31, 2003.   Since relocation to Portland, sales of these products were $1,763,307 and $1,023,278 in Fiscal 2005 and 2004 respectively.

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

Accounts Receivable – The Company maintains credit limits for all customers that are developed based upon several factors, including but not limited to payment history, published credit reports and use of credit references.  On a monthly basis, Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value.  This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to the Company’s domestic and international customers. If these analyses lead Management to the conclusion that potential significant accounts are uncollectible, a reserve is provided.

Inventories – These assets are stated at the lower of cost or market on an average cost basis. Each fiscal quarter, Management utilizes various analyses based on sales forecasts, historical sales and inventory levels to ensure the current carrying value of inventory accurately reflects current and expected requirements within a reasonable timeframe.

Long-term Deferred Tax Asset– The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In Fiscal 2005 Management concluded future operations would produce sufficient earnings so that a portion of this asset could be used in future periods to reduce Federal and State tax liabilities.  As a result, the valuation reserve for this asset was reduced as of May 31, 2005 to reflect the amount of the asset management expects to utilize in future fiscal periods.  Management continues to review the level of the valuation allowance on a quarterly basis.

Intangible Assets – There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on Management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated

fair value of the assets.   As of May 31, 2005, Management does not believe impairment, as defined above, exists.

Recently issued accounting pronouncements:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs an Amendment to ARB No. 43, Chapter 4” in November 2004.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company does not expect this pronouncement to have a material impact on the financial statements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” in December 2004.   The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company does not expect this pronouncement to have a material impact on the financial statements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  The Company does not expect this pronouncement to have a material impact on the financial statements.

The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” in December 2004.  Under the revised standard, the Company will be required to recognize compensation cost, related to its stock options, beginning in the first fiscal quarter of the year beginning June 1, 2006.  The cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued.  The Company expects the effect of this pronouncement to approximate the proforma amounts disclosed in Note 2.

Discussion of operating results:

	Year ended May 31, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$10,530,429	100.0%	$7,369,487	100.0%	$3,160,942	100.0%
Cost of sales	4,460,769	42.4%	3,491,858	47.4%	968,911	30.7%
Gross profit	6,069,660	57.6%	$3,877,629	52.6%	$2,192,031	69.3%
Operating expenses	4,856,200	46.1%
Operating income	$1,213,460	11.5%

	Year Ended May 31, 2004
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$7,924,766	100.0%	$5,924,854	100.0%	$1,999,912	100.0%
Cost of sales	3,405,761	43.0%	2,727,405	46.0%	678,356	33.9%
Gross profit	4,519,005	57.0%	$3,197,449	54.0%	$1,321,556	66.1%
Operating expenses	4,081,739	51.5%
Operating income	$437,266	5.5%

	Year Ended May 31, 2003
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$7,419,521	100.0%	$5,481,010	100.0%	$1,938,511	100.0%
Cost of sales:
Operations, exclusive of inventory write-downs	3,188,566	43.0%	2,661,510	48.6%	527,056	27.2%
Inventory write-downs	401,673	5.4%	18,561	0.3%	383,112	19.8%
Cost of sales	3,590,239	48.4%	2,680,071	48.9%	910,168	47.0%
Gross profit	3,829,282	51.6%	$2,800,939	51.1%	$1,028,343	53.0%
Operating expenses	4,231,699	57.0%
Operating (loss)	$(402,417)	(5.4)%

Worldwide sales of Balancer products in Fiscal 2005 increased from Fiscal 2004 as sales to the North American and European markets increased by 32% and 18%, respectively, while they decreased in the Asian markets by 9%.  The increase in North America is attributed to stronger economic conditions in Fiscal 2005 compared to Fiscal 2004 and therefore increased customer demand, resulting in higher unit sales.  The increase in Europe is attributed to improving economic conditions and more aggressive sales efforts by the European based sales staff, again resulting in higher unit sales.  The decrease in Asia is attributed to increased competition in a growing geographic market.  Worldwide sales of Balancer products in Fiscal 2004 increased from Fiscal 2003 as sales to the North American and Asian markets increased by 5% and 69% respectively, while they decreased in the European market by 15%.  The increase in North America was attributed to improving economic conditions and therefore increased customer demand while the increase in Asia was attributed to continued strong economic conditions.  The decrease in Europe was attributed to ongoing economic weakness in the targeted customer markets.

Worldwide sales of Measurement products in Fiscal 2005 increased from Fiscal 2004 as sales of the Company’s surface measurement products increased by 43% and dimensional sizing products increased by 72%.  The sales of surface measurement products increased as they included more unit sales of large value laser light-scatter products than in the same fiscal period in the prior year.  The increase in the dimensional sizing products was due to increasing unit sales which were directly attributed to the expanding sales and marketing efforts by the Company’s sales staff that is devoted exclusively to the sale of these products.  Total sales of Measurement products in Fiscal 2004 were comparable to those experienced in Fiscal 2003, although sales levels of the Company’s surface measurement products increased by 32% while sales of the Company’s dimensional sizing products decreased by 15%.  Sales of surface measurement products increased as there were larger sales of large value laser light-scatter products in Fiscal 2004 compared to Fiscal 2003.  The decrease in the dimensional sizing products were due to lower unit sales which are directly attributed to the closure in operations during the relocation of the production operations for those products into the Portland, Oregon facility in the first two fiscal quarters of Fiscal 2004.

Cost of sales, as a percentage of sales, for the Balancer segment in Fiscal 2005 increased slightly from those in Fiscal 2004.  This occurred as some vendors increased the unit costs of the various raw materials the Company purchases and those increases were not passed along to the customers of the Company.  Cost of sales, as a percentage of sales, for the Balancer segment decreased in Fiscal 2004 when compared to Fiscal 2003.  The decline can be largely attributed to the geographic sales mix.  Sales to the North American markets were a higher percentage of total Balancer segment sales in Fiscal 2004 than they were in Fiscal 2003.  Unit sales prices in North America are higher than they are in other geographic markets and therefore the costs on those sales are lower as a percentage of sales than in other geographic markets.  When sales to the North American market are a higher proportion of total sales, as they were in Fiscal 2004 compared to Fiscal 2003, the effect is to lower cost of sales as a percentage of sales.  Also, the materials costs were in higher in Fiscal 2003 than in Fiscal 2004 as the earlier fiscal year included a write-off of $18,561 in excess inventory quantities while in Fiscal 2004 no excess inventory quantities were written off.

Cost of sales in the Measurement segment were lower in Fiscal 2005 compared to Fiscal 2004 due to lower material and direct labor costs as a percentage of sales.  Materials costs as a percentage of sales in the current fiscal year were 12% compared to 17% in the same period in the prior fiscal year.  In the prior year the Company had higher materials costs than normal on a large product order.  These higher materials costs occurred because the customer cancelled the order but the materials purchased for the product were expensed as they had been ordered specifically for that project.  If the impact of the higher than normal materials costs resulting from that order is excluded from the prior year results, the materials costs as a percentage of sales would have been more in line with the current fiscal period results.  Direct labor costs (as a percentage of sales) for the fiscal period ended May 31, 2005 was 18% compared to 17% for the fiscal period ended May 31, 2004.  The increase in direct labor costs as a percentage of sales occurred due to the types of products produced.  Cost-of-sales in the Measurement segment increased in Fiscal 2004 when compared to Fiscal 2003.  The primary reason for the decrease was that Fiscal 2003 included a write-off of excess inventory quantities of $383,112 while there were no such write-offs in Fiscal 2004.  This decrease was offset by overall lower costs of sales as a percentage of sales in Fiscal 2003 compared to Fiscal 2004 due to the mix of products sold.

The increase in operating expenses between Fiscal 2005 and 2004 occurred primarily due to the higher levels of sales.  The decrease in operating expenses between Fiscal 2004 and 2003 occurred primarily due to a decrease in payroll costs at the Acuity Research subsidiary.  The costs at Acuity decreased due to the reduction in engineering and administration staff that occurred due to the consolidation of Acuity operations in Portland during the quarter ended August 31, 2003.

Net sales outside North America accounted for approximately 45% of the Company’s revenues in Fiscal 2005, 43% in Fiscal 2004 and 44% in Fiscal 2003.  Some foreign customers purchase in their own country’s currencies, thereby imposing on the Company a currency risk.  Of total sales in Fiscal 2005, 2004 and 2003, approximately 20%, 23% and 27% were denominated in currencies other than U.S. dollars.  To date, currency fluctuations have had minimal impact on sales.  However, significant variations in the value of the U.S. dollar, relative to currencies of countries in which the Company has significant competitors, can impact future sales.  The Company does not engage in currency hedging.  In addition, the longer payment cycles of international sales can have a negative impact on liquidity.  The Company believes international sales will continue to grow in future periods.

The net income for Fiscal 2005 of $1,608,140 ($0.59 per fully diluted share) compared to net income of $516,585 ($0.20 per fully diluted share) and net losses of $1,487,131 ($0.60 per share) in Fiscal 2004 and 2003 respectively.  Net income in Fiscal 2005 included two significant items, a foreign exchange loss of $174,274 which was incurred due to the closure of the German subsidiary (Schmitt Europa, GmbH) and $640,000 income tax benefit due to the reduction in the deferred tax asset valuation allowance. The net loss in Fiscal 2003 included three significant items: a $612,200 non-operating charge for a write-down of the Company’s long-term investment in Air Packaging Technologies, Inc, $401,673 in write-downs of excess inventory quantities and an increase in the deferred tax asset valuation allowance of $636,006.

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

For Fiscal years 2005, 2004 or 2003, sales to a single customer did not exceed 10% of total revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 6.5 to 1 at May 31, 2005 compared to 5.7 to 1 at May 31, 2004.  As of May 31, 2005 the Company had $1,176,959 in cash compared to $604,194 at May 31, 2004.

During the year ended May 31, 2005, cash provided from operating activities amounted to $451,015 with the changes described as follows:

•                  The net income for the year ended May 31, 2005 of $1,608,140 and three non-cash items: depreciation and amortization of $214,933, an increase in the deferred tax asset of $640,000 and the increase in the provision for doubtful accounts of $8,816.

•                  Accounts receivable used cash as the balance increased by $302,542 (exclusive of the change in the allowance for doubtful accounts) to a May 31, 2005 balance of $2,109,143 compared to $1,815,417 at May 31, 2004. At May 31, 2005, $41,366 in accounts receivable were considered as doubtful of collection and therefore a reserve in that amount has been provided for.  The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•                  Inventories increased $618,220 to a May 31, 2005 balance of $3,533,313 compared to $2,915,093 at May 31, 2004.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                  Prepaid expenses decreased by $20,056 to a May 31, 2005 balance of $104,292 compared to $124,348 at May 31, 2004 due to the amortization of several items including prepaid trade show costs, professional fees and various business and life insurance costs.

•                  Trade accounts payable decreased by $68,340 to a May 31, 2005 balance of $497,206 compared to $565,546 at May 31, 2004 with the increase due to increased purchasing activities in both the Balancer and Measurement segments.

•                  Other accrued liabilities (including commission, payroll items and other accrued expenses) increased by $166,131 to a May 31, 2005 balance of $520,178 compared to $354,047 at May 31, 2004.

During the year ended May 31, 2005, net cash used in investing activities was $93,060 consisting of net additions to property and equipment.  Net cash provided by financing activities amounted to $93,215, which consists of repayments on capitalized obligations of $42,064 and common stock issued to employees and directors exercising stock options for $135,279.

The following summarizes contractual obligations at May 31, 2005 and the effect on future liquidity and cash flows:

Years Ending May 31,	Capital Lease and Purchase Contract	Operating Leases	Total Contractual Obligations
2006	$32,114	$41,021	$73,135
2007	14,382	41,021	55,403
2008	6,374	41,021	47,395
2009	—	—	—
2010	—	—	—
Thereafter	—	—	—
Total	$52,870	$123,063	$175,933

Part of the acquisition of SMS in Fiscal 1995 resulted in the acquisition of a tax net operating loss of approximately $5.5 million, which is available to offset domestic earnings through the year 2009.  As of May 31, 2005, approximately $550,000 of the losses from SMS remain.

Management has responded to business challenges over the past few years by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products.  As a result of these efforts, Management believes its cash flows from operations, cash position and operating line of credit will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2006.  However, in the event the Company fails to achieve its operating and financial goals for Fiscal 2006, Management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of cost cutting measures, borrowings from credit facilities or entering into additional borrowing arrangements collateralized by fixed assets.

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2005.  However, the Company is exposed to interest rate risk.  The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  Therefore, changes in U.S. and European interest rates affect the interest earned on the Company’s cash equivalents and marketable securities as well as interest paid on debt.

The Company does have a line of credit but does not have an outstanding balance as of May 31, 2005.  Also there is no other debt whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment.  Therefore, at this time, the Company is not subject to interest rate risk if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company operates a subsidiary in the United Kingdom.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the years ended May 31, 2005, 2004 and 2003, results of operations included gains (losses) on foreign currency translation of $(184,106), $40,608 and $192,010, respectively.  The foreign exchange loss in Fiscal 2005 was directly attributable to the closure, liquidation and pending dissolution of the Company’s German subsidiary, Schmitt Europa, GmbH.  In the fourth quarter of Fiscal 2005 Management chose to terminate the only two employees in that country, eliminating the need for a separate German company.  As there will be no future activity in that subsidiary and it will be dissolved early in Fiscal 2006, the accumulated foreign exchange loss, included in other comprehensive income on the balance sheet in prior periods, was recognized in the fourth quarter of Fiscal 2005.  The foreign exchange gains in Fiscal 2004 and 2003 are primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd. (SEL) and the majority of those gains occur from payments to the parent company for product purchased.  SEL purchases the majority of its products from the parent company with the billings denominated in US dollars.  The asset and liability at SEL are converted to UK currency using the foreign exchange rates at the time of the transaction.  When those amounts are repaid to the parent company, payment is in US currency and therefore gains or losses are recognized at the time the liability is converted to US dollars.  In the case of Fiscal 2004 and 2003, the weakening US dollar compared to British Pounds Sterling produced the foreign exchange gains at SEL.

Item 8.                                   Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

MAY 31, 2005 AND 2004

	2005	2004
ASSETS

Current Assets
Cash	$1,176,959	$604,194
Accounts receivable, net of allowance for doubtful accounts of $41,366 and $32,550 in 2005 and 2004 respectively	2,109,143	1,815,417
Inventories	3,533,313	2,915,093
Prepaid expenses	104,292	124,348
Deferred tax asset	92,319	—
Income taxes receivable	—	35,894
	7,016,026	5,494,946

Property and Equipment
Land	299,000	299,000
Buildings and improvements	1,214,348	1,214,500
Furniture, fixtures and equipment	1,120,946	1,115,788
Vehicles	96,849	94,261
	2,731,143	2,723,549
Less accumulated depreciation and amortization	(1,462,637)	(1,395,634)
	1,268,506	1,327,915
Other Assets
Long-term deferred tax asset	547,681	—
Other assets	243,009	277,612
	790,690	277,612
TOTAL ASSETS	$9,075,222	$7,100,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$497,206	$565,546
Accrued commissions	275,745	189,679
Accrued payroll liabilities	102,883	37,523
Other accrued liabilities	141,550	126,845
Income taxes payable	26,147	—
Current portion of long-term obligations	32,114	39,831
	1,075,645	959,424

Long-term Obligations	20,756	27,242

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, no par value, 20,000,000 shares authorized, 2,559,687 and 2,474,461 shares issued and outstanding at May 31, 2005 and 2004, respectively	7,496,098	7,360,819
Accumulated other comprehensive loss	(254,654)	(376,249)
Retained earnings (accumulated deficit)	737,377	(870,763)
	7,978,821	6,113,807
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,075,222	$7,100,473

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2005, 2004 AND 2003

	2005	2004	2003
Net Sales	$10,530,429	$7,924,766	$7,419,521

Cost of Sales
Operations, exclusive of inventory write-downs	4,460,769	3,405,761	3,188,566
Inventory write-downs	—	—	401,673
Total cost of sales	4,460,769	3,405,761	3,590,239

Gross profit	6,069,660	4,519,005	3,829,282

Operating expenses:
General, administrative and selling	4,813,805	4,051,369	4,039,013
Research and development	42,395	30,370	192,686
Total operating expenses	4,856,200	4,081,739	4,231,699

Operating income (loss)	1,213,460	437,266	(402,417)

Other income and (expense):
Gain (loss) on foreign currency exchange	(184,106)	40,608	192,010
Miscellaneous (expense) income	(27,214)	45,511	(28,518)
Loss on write-down of long-term investment	—	(6,800)	(612,200)
Other income and (expense)	(211,320)	79,319	(448,708)

Income (loss) before provision for income taxes	1,002,140	516,585	(851,125)

(Benefit from) provision for income taxes	(606,000)	—	636,006

Net income (loss)	$1,608,140	$516,585	$(1,487,131)

Net income (loss) per common share, basic	$0.64	$0.21	$(0.60)

Weighted average number of common shares, basic	2,527,665	2,438,895	2,467,651

Net income (loss) per common share, diluted	$0.59	$0.20	$(0.60)

Weighted average number of common shares, diluted	2,708,797	2,524,050	2,467,651

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2005, 2004 AND 2003

	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Total Comprehensive Income (Loss)

Balance, May 31, 2002	2,468,432	$7,343,621	$(192,747)	$99,783	$7,250,657
Common shares repurchased	(10,500)	(10,637)	—	—	(10,637)
Net (loss)	—	—	—	(1,487,131)	(1,487,131)	$(1,487,131)
Other comprehensive (loss)	—	—	(87,616)	—	(87,616)	(87,616)
Balance, May 31, 2003	2,457,932	7,332,984	(280,363)	(1,387,348)	5,665,273
Comprehensive (loss), year ended May 31, 2003						(1,574,747)

Common shares repurchased	(40,000)	(40,000)	—	—	(40,000)
Stock options exercised	56,529	67,835	—	—	67,835
Net income	—	—	—	516,585	516,585	516,585
Other comprehensive (loss)	—	—	(95,886)	—	(95,886)	(95,886)
Balance, May 31, 2004	2,474,461	7,360,819	(376,249)	(870,763)	6,113,807
Comprehensive income, year ended May 31, 2004						420,699

Stock options exercised	85,226	135,279	—	—	135,279
Net income	—	—	—	1,608,140	1,608,140	1,608,140
Other comprehensive income	—	—	121,595	—	121,595	121,595
Balance, May 31, 2005	2,559,687	$7,496,098	$(254,654)	$737,377	$7,978,821
Comprehensive income, year ended May 31, 2005						$1,729,735

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2005, 2004 AND 2003

	2005	2004	2003
Cash Flows Relating to Operating Activities
Net income (loss)	$1,608,140	$516,585	$(1,487,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Write-down of long-term investment	—	6,800	612,200
Write-down of excess inventory quantities	—	—	401,673
Depreciation and amortization	214,933	188,314	240,265
Deferred taxes	(640,000)	—	636,006
Provision for bad debts	8,816	8,490	24,060
(Increase) decrease in:
Accounts receivable	(302,542)	(499,707)	(213,224)
Inventories	(618,220)	(189,162)	80,518
Prepaid expenses	20,056	42,844	(5,312)
Income taxes receivable	35,894	(3,235)	123,977
Increase (decrease) in:
Accounts payable	(68,340)	210,217	116,321
Accrued commissions and other accrued liabilities	166,131	127,014	35,730
Income taxes payable	26,147	—	—
Net cash provided by operating activities	451,015	408,160	565,083

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(93,060)	(108,796)	(74,505)
Disposal of property and equipment	—	(1,686)	26,399
Net cash used in investing activities	(93,060)	(110,482)	(48,106)

Cash Flows Relating to Financing Activities
Line of credit repayments	—	—	(200,000)
Proceeds of long-term borrowings	—	—	38,250
Repayment of long-term debt	(42,064)	(35,678)	(294,408)
Common stock issued	135,279	67,835	—
Common stock repurchased	—	(40,000)	(10,637)
Net cash provided by (used in) financing activities	93,215	(7,843)	(466,795)

Effect of foreign exchange translation on cash	121,595	(95,886)	(87,616)

Increase (decrease) in cash	572,765	193,949	(37,434)

Cash, beginning of year	604,194	410,245	447,679

Cash, end of year	$1,176,959	$604,194	$410,245

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,083	$4,330	$22,824
Cash paid during the period for income taxes	$7,853	$4,035	$26,110

Supplemental Schedule of Noncash Investing and Financing Activities
Fixed assets financed	$27,861	$78,447	$—

The accompanying notes are an integral part of these consolidated statements

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2005, 2004 AND 2003

NOTE 1

ORGANIZATION AND NATURE OF OPERATIONS

Schmitt Industries, Inc. (the Company) designs, assembles, markets and distributes electronic and mechanical components for machine tool products and laser measurement systems worldwide.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include those of the Company and its wholly owned subsidiaries: Schmitt Measurement Systems, Inc. (SMS), Schmitt Europe, Ltd. (SEL) and Schmitt Europa GmbH (SEG).  Effective May 31, 2005 SEG has been liquidated.  All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, included but not limited to payment history, published credit reports and use of credit references.  On a monthly basis, Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value.  This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead Management to the conclusion that potential significant accounts are uncollectible, a reserve is provided.

Inventory

Inventory is valued at the lower of cost or market with cost determined on the average cost basis.  As of May 31, 2005 and 2004, inventories consisted of raw materials ($1,830,748 and $1,824,897, respectively), work-in-process ($127,001 and $68,287, respectively), and finished goods ($1,575,564 and $1,021,909, respectively).

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

Advertising

Advertising costs included in general, administrative and selling, are expensed when the advertising first takes place. Advertising expense was $87,853, $86,648 and $67,530 for the fiscal years ended May 31, 2005, 2004 and 2003, respectively.

Research and Development Costs

Research and development costs are charged to expense when incurred.

Stock-Based Compensation

The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  No stock-based employee compensation cost is reflected in net income because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	2005	2004	2003
Net income (loss), as reported	$1,608,140	$516,585	$(1,487,131)
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(230,865)	(28,937)	(104,190)
Pro forma net income (loss)	$1,377,275	$487,648	$(1,591,321)

Earnings (loss) per share – basic
As reported	$0.64	$0.21	$(0.60)
Pro forma	$0.54	$0.20	$(0.64)
Earnings (loss) per share – diluted
As reported	$0.59	$0.20	$(0.60)
Pro forma	$0.51	$0.19	$(0.64)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

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

Financial Instruments

Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company’s long-term debt approximates the carrying value.  Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) also approximate fair value because of their short-term maturities.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs an Amendment to ARB No. 43, Chapter 4” in November 2004.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company does not expect this pronouncement to have a material impact on the financial statements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” in December 2004.   The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company does not expect this pronouncement to have a material impact on the financial statements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3,

“Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  The Company does not expect this pronouncement to have a material impact on the financial statements.

The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” in December 2004.  Under the revised standard, The Company will be required to recognize compensation cost, related to its stock options, beginning in the first fiscal quarter of the year beginning June 1, 2006.  The cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued.  The Company expects the effect of this pronouncement to approximate the proforma amounts disclosed in Note 2.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 amounts to conform to 2005 presentations.

NOTE 3

ACCOUNTS RECEIVABLE

Changes in the Company’s allowance for doubtful accounts are as follows:

	2005	2004
Beginning balance	$32,550	$24,060
Bad debt expense	40,527	17,742
Accounts written off	(31,711)	(9,252)
Ending balance	$41,366	$32,550

NOTE 4

INVENTORIES

Changes in the Company’s allowance for slow moving inventories are as follows:

	2005	2004
Beginning balance	$172,696	$53,097
Items added to allowance	94,664	121,968
Items used in production	(103,946)	(2,369)
Ending balance	$163,414	$172,696

NOTE 5

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

At May 31, 2004 Management determined the decline in value of the investment from acquisition cost was “other than temporary”, and, as required under SFAS No. 115, the long-term investment was written down by $6,800 to its fair market value of zero as of May 31, 2004.  Fair market value was the closing price of the stock on the over-the-counter market at May 31, 2004.  As required under SFAS No. 115, the new cost basis shall not be changed for subsequent recoveries in fair value.  Future temporary gains and losses will be reported as required under SFAS No. 115.

NOTE 6

LINE OF CREDIT

The Company has a $1.0 million short-term line of credit agreement with Bank of America, secured by U.S. accounts receivable, inventories and general intangibles.  The line is guaranteed by the Company’s wholly owned subsidiary, Schmitt Measurement Systems, Inc.  Interest is payable at the bank’s prime rate and expires on September 1, 2006.

NOTE 7

INCOME TAXES

The provision (benefit) for income taxes was as follows:

	Years ended May 31,
	2005	2004	2003
Current	$34,000	$—	$—
Deferred	420,167	226,827	(363,021)
(Decrease) increase in valuation allowance	(1,060,167)	(226,827)	999,027
Total (benefit from) provision for income taxes	$(606,000)	$—	$636,006

Deferred tax assets (liabilities) are comprised of the following components:

	2005	2004
Depreciation	$—	$—
Net operating loss carryforwards	530,255	1,244,724
Deferred taxes related to the decline in fair market value of long-term investment	694,696	819,840
Other deferred items, net	502,927	83,481
Gross deferred tax assets	1,727,878	2,148,045

Deferred tax asset valuation allowance	(1,087,878)	(2,148,045)

Net deferred tax asset	$640,000	$—

The Company has approximately $550,000 of U.S. federal net operating loss carryforwards that were acquired as part of the acquisition of Schmitt Measurement Systems, Inc.  These NOLs are subject to limitations that restrict their use and expire in 2010.  The Company also has approximately $0.9 million of U.S. Federal and State net operating loss carryforwards, the utilization of which could be limited upon a change in control of the Company, and expire in the year 2024.

In 2005, Management believed business and economic conditions had improved to the point where a portion of the valuation allowance on the deferred tax asset could be reduced.  Therefore, the allowance was reduced to a level which management believes can be utilized in Fiscal 2006 forward.

In 2003, due to the uncertainty of utilization of certain of the Company’s NOLs and in consideration of other factors, Management had recorded a valuation allowance on the deferred tax asset to reduce the net deferred tax asset to the amount that it has deemed will more likely than not be realized.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax (loss) income due to the following:

	Years Ended May 31,
	2005	2004	2003
Statutory federal tax rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefit	4.4	—	—
Change in deferred tax valuation allowance	(105.8)	(43.9)	117.4
Permanent and other differences	6.9	9.9	(8.7)

Effective tax rate	(60.5)%	—%	74.7%

NOTE 8

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996.  Employees must meet certain age and service requirements to be eligible.  Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company.  The Company may further make either a profit sharing contribution or a discretionary contribution.  There were no contributions made by the Company to this Plan during the years ended May 31, 2005, 2004 and 2003.  As of June 1, 2005 the Company resumed matching contributions in conjunction with Employee contributions to the plan.

NOTE 9

LONG-TERM OBLIGATIONS

During Fiscal 2005, the Company entered into a purchase contract for $27,861.  The agreement calls for monthly principal and interest payments of $810 and carries interest at 1.9%.  During Fiscal 2004, the Company entered into an equipment lease, which was treated as a capital lease, and a purchase contract for $78,477.  The agreements call for monthly principal payments of $832 and $2,131 and both carry no interest.  One lease expires in Fiscal 2006 and the second in Fiscal 2007.  Equipment recorded under the capital lease was $48,477, with related accumulated depreciation of $21,545 at May 31, 2005.

As of May 31, 2005, future capital lease and purchase contract payments are:

Year Ending May 31,
2006	$32,114
2007	$14,382
2008	$6,374

NOTE 10

COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (TMA), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995.  The royalty pool will be funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies.  As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties.  Royalty expense applicable to the years ended May 31, 2005, 2004 and 2003 amounted to $79,268, $41,430 and $48,517, respectively.

The Company has entered into various non-cancelable leases for facilities used to support operations in the United Kingdom.  Rent expense for the years ended May 31, 2005, 2004 and 2003 amounted to $41,806, $67,133 and $125,096 respectively.

Lease commitments under these leases for each of the years ending May 31 are as follows:

Year Ending May 31,
2006	$41,021
2007	$41,021
2008	$41,021
Thereafter	$—

NOTE 11

SEGMENTS OF BUSINESS

The Company operates principally in two segments of business: the design and assembly of dynamic balancing systems and components (Balancer) for the machine tool industry, and the design and assembly of laser measurement systems (Measurement).  The Company also operates in two principal geographic markets, United States and Europe.

Segment Information

	Year Ended May 31,
	2005		2004		2003
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$8,215,458	$3,188,941	$6,644,781	$2,017,494	$6,283,987	$1,961,086
Intercompany sales	$(845,971)	$(27,999)	$(719,927)	$(17,582)	$(802,977)	$(22,575)
Net sales	$7,369,487	$3,160,942	$5,924,854	$1,999,912	$5,481,010	$1,938,511

Income (loss) from operations	$271,044	$942,416	$2,674	$434,592	$(281,900)	$(120,517)

Intercompany rent	$—	$30,000	$—	$30,000	$—	$30,000

Depreciation expense	$137,184	$43,146	$111,282	$35,764	$119,331	$60,486

Amortization expense	$—	$34,603	$6,665	$34,603	$20,002	$40,446

Capital expenditures	$103,658	$17,263	$169,295	$17,948	$38,970	$35,535

Geographic Information

	Year Ended May 31,
Geographic Sales	2005	2004	2003

North American Sales
United States	$5,549,474	$4,320,421	$3,985,882
Intercompany	$—	$—	$(22,134)
	$5,549,474	$4,320,421	$3,963,748
Canada	$220,676	$154,738	$153,022
Mexico	$41,790	$45,781	$34,027
North America total	$5,811,940	$4,520,940	$4,150,797

European Sales
Germany	$552,438	$469,342	$781,375
Intercompany	$—	$—	$—
Germany total	$552,438	$469,342	$781,375

United Kingdom	$1,276,968	$1,136,035	$1,253,639
Intercompany	$(873,970)	$(737,509)	$(803,418)
United Kingdom total	$402,998	$398,526	$450,221

Other European Sales	$1,120,653	$909,382	$1,116,506

Total Europe	$2,076,089	$1,777,250	$2,348,102

Asia	$2,122,384	$1,365,840	$849,940
Others	$520,016	$260,736	$70,682
	$10,530,429	$7,924,766	$7,419,521

	Year Ended May 31,
	2005		2004		2003
	United States	Europe	United States	Europe	United States	Europe
Income (loss) from operations	$1,544,349	$(330,889)	$623,887	$(186,621)	$(292,905)	$(109,512)

Depreciation expense	$172,903	$7,427	$137,606	$9,440	$164,877	$14,940

Amortization expense	$34,603	$—	$41,268	$—	$60,448	$—

Capital expenditures	$120,921	$—	$182,094	$5,149	$68,363	$6,142

Long-term Assets

	May 31, 2005	May 31, 2004
Segment:
Balancer	$1,656,783	$1,041,032
Measurement	$495,728	$564,495

Geographic:
United States	$2,124,902	$1,585,021
Europe	$27,609	$20,506

Note – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

NOTE 12

STOCK OPTIONS

The Board of Directors adopted a Stock Option Plan in December 1995, which plan was amended in August 1996 and October 2004 and restated in August 1998.  An option granted under the Amended and Restated Stock Option Plan might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO).  ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan.  Options not meeting these limitations will be treated as NSOs.  The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value.  Vesting is at the discretion of the option committee of the Board of Directors, but is either 50% at grant date and 16.7% on each anniversary thereafter or 50% at grant date and 25% on each anniversary thereafter.  The Company initially reserved 400,000 shares for issuance under the stock option plan and in October 2004 the shareholders approved another 400,000 shares for issuance under the stock option plan.  All outstanding options will expire no later than 2014.

The following summarizes the options outstanding as of May 31, 2005:

	Shares	Weighted Average Exercise Price
Options outstanding, May 31, 2002	244,000	$1.20
Options granted	6,666	$1.20
Options forfeited/cancelled	(6,677)	$1.20

Options outstanding May 31, 2003	243,989	$1.20

Options granted	—	$—
Options exercised	(56,529)	$1.20
Options forfeited/cancelled	(16,944)	$1.20

Options outstanding May 31, 2004	170,516	$1.20
Options granted	165,500	$2.30
Options exercised	(85,226)	$1.59
Options forfeited/cancelled	—	$—

Options outstanding May 31, 2005	250,790	$1.79

The Company continues to measure compensation cost for the Plan using the method of accounting prescribed by APB 25.  In electing to continue to follow APB 25 for expense recognition purposes, the Company is required to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including disclosure of pro forma net income and earnings per share, as if the fair value based method of accounting defined in the SFAS No. 123, had been adopted.

The Company has computed, for pro forma disclosure purposes, the value of all stock options granted during Fiscal 2005, 2004 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2005	2004	2005
Risk-free interest rate	6.00%	3.50%	3.50%
Expected dividend yield	0%	0%	0%
Expected life	5.3 years	4.0 years	4.0 years
Expected volatility	87%	91%	119%

Using the Black-Scholes methodology, the total value of stock options granted during Fiscal 2005 and 2003 was $265,517 and $7,158 respectively, which would be amortized on a pro forma basis over the vesting period of the options.  The average fair value of the options granted in Fiscal 2005 and 2003 was $2.30 and $1.20 respectively.  No stock options were granted during Fiscal 2004.

The following table summarized information about stock options outstanding at May 31, 2005:

Outstanding Options				Exercisable Options
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
$1.20	115,291	$1.20	4.3	115,291	$1.20
$2.30	135,500	$2.30	6.6	52,750	$2.30
	250,791	$1.79	5.3	168,041	$1.55

NOTE 13

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.  The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended May 31, 2005:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2005
Basic earnings per share
Income available to common stockholders	$1,608,140	2,527,665	$0.64

Effect of dilutive securities stock options	—	181,132

Diluted earnings per share
Income available to common stockholders	$1,608,140	2,708,797	$0.59

Year ended May 31, 2004
Basic earnings per share
Income available to common stockholders	$516,585	2,438,895	$0.21

Effect of dilutive securities stock options	—	85,155

Diluted earnings per share
Income available to common stockholders	$516,585	2,524,050	$0.20

Year ended May 31, 2003
Basic and diluted loss per share
Loss available to common stockholders	$(1,487,131)	2,467,651	$(0.60)

In Fiscal 2003 243,290 incremental shares were excluded from the diluted loss per share calculation, as their effect was anti-dilutive.

NOTE 14

RELATED PARTY TRANSACTIONS

The Company has identified a potential new market segment for its Balancer products with PulverDryer USA, Inc., a manufacturer of a specialized pulverizing and drying machine. Due to the market potential with this customer, in October 2003 the Board of Directors of the Company authorized the CEO,

Mr. Wayne Case, to actively pursue this new market segment by supporting PulverDryer in its product design, development and guidance on management.  Mr. Case thus expanded this new market segment by generating additional sales to the Company of over $360,000 for the period from July 2003 to May 2005.  Mr. Case also serves on the board of directors of PulverDryer.

As these efforts expanded, effective June 1, 2004, the Company entered into a contract with PulverDryer to provide consulting services to PulverDryer, pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004.  Those services generated successful results, and the Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000.  The contract may be terminated by either party upon 30 days written notice.  As of May 31, 2005 the contract was in effect between the two companies.

SUMMARIZED QUARTERLY FINANCIAL DATA

In thousands, except per share information

(unaudited)

2005 Quarter Ended

	August 31	November 30	February 28	May 31
Sales	$2,429	$2,432	$2,554	$3,115
Gross Profit	$1,358	$1,433	$1,456	$1,823
Net income	$280	$289	$253	$786	(1)
Net income Per Share, Basic	$.11	$.11	$.10	$.32
Net income Per Share, Diluted	$.10	$.11	$.09	$.29
Market Price of Common Stock
High	$8.16	$9.54	$9.71	$9.70
Low	$2.20	$5.65	$5.82	$6.23

(1) – Includes $606,000 income tax benefit.

2004 Quarter Ended

	August 31	November 30	February 29	May 31
Sales	$1,648	$1,736	$1,773	$2,768
Gross Profit	$884	$930	$979	$1,726
Net (Loss) income	$(67)	$47	$1	$536
Net (Loss) income Per Share, Basic	$(.03)	$.02	$.00	$.22
Net (Loss) income Per Share, Diluted	$(.03)	$.02	$.00	$.22
Market Price of Common Stock
High	$1.82	$2.53	$2.69	$2.75
Low	$1.24	$1.48	$1.86	$1.75

Report of Independent Registered Public Accounting Firm:

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheet of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Portland, Oregon

July 19, 2005

ITEM 9A.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

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

Item 9A.         Other Information

None

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the Fiscal year covered by this Report.

Items 10 and 11.                               Directors and Executive Officers of the Registrant and Executive Compensation

The information required by these items is included in the Proxy Statement under the headings “Management”, “Executive Compensation,” “Summary Compensation Table,” “Options Grants in Fiscal 2005,” “Aggregated Option Expenses in Fiscal 2005 and Fiscal Year-End Option Values,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

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

PART IV

Item 15.                            Exhibits and Financial Statement Schedules

(a)                               Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2005 and 2004

Consolidated Statements of Operations for the years ended May 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended May 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended May 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements for the years ended May 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm

(2)

Financial Statement Schedules: All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)	Exhibits: Reference is made to the list on page 39 of the Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:	/s/ Wayne A. Case
Wayne A. Case
Chairman of the Board, President
and Chief Executive Officer

Date: August 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 29, 2005.

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

3.1

Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the “Company”). Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the Fiscal year ended May 31, 1999

3.2	Second Restated Bylaws of the Company Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the Fiscal year ended May 31, 1999

4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1	Schmitt Industries, Inc. Amended & Restated Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the Fiscal year ended May 31, 1999

**21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2005

**23.1	Consent of Independent Registered Public Accounting Firm

**31.1	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan.

**Filed herewith