Form 10-Q
period 2005-08-31
SCHMITT INDUSTRIES INC
filed 2005-10-17
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2005

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The number of shares of each class of common stock outstanding as of August 31, 2005

Common stock, no par value	2,593,796

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2005	May 31, 2005
	Unaudited
ASSETS
Current assets
Cash	$2,168,115	$1,176,959
Accounts receivable, net of allowance of $18,466 and $41,366 at August 31, 2005 and May 31, 2005, respectively	1,654,718	2,109,143
Inventories	3,361,478	3,533,313
Prepaid expenses	89,771	104,292
Deferred tax asset	92,319	92,319
	7,366,401	7,016,026

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,228,725	1,214,348
Furniture, fixtures and equipment	1,156,657	1,120,946
Vehicles	96,849	96,849
	2,781,231	2,731,143
Less accumulated depreciation and amortization	(1,509,153)	(1,462,637)
	1,272,078	1,268,506

Other assets
Long-term deferred tax asset	427,681	547,681
Other assets	234,358	243,009
	662,039	790,690

TOTAL ASSETS	$9,300,518	$9,075,222

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$417,820	$497,206
Accrued commissions	246,265	275,745
Accrued payroll liabilities	86,005	102,883
Other accrued liabilities	141,641	141,550
Income taxes payable	57,147	26,147
Current portion of long-term obligations	25,041	32,114
Total current liabilities	973,919	1,075,645

Long-term obligations	15,944	20,756

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,593,796 and 2,559,687 shares issued and outstanding at August 31, 2005 and May 31, 2005, respectively	7,554,668	7,496,098
Accumulated other comprehensive loss	(224,287)	(254,654)
Retained earnings	980,274	737,377
Total stockholders’ equity	8,310,655	7,978,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,300,518	$9,075,222

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended
	August 31, 2005	August 31, 2004

Net sales	$2,656,434	$2,428,729
Cost of sales	1,244,325	1,070,393
Gross profit	1,412,109	1,358,336

Operating expenses:
General, administration and sales	1,013,644	1,074,392
Research and development	14,508	6,067
Total operating expenses	1,028,152	1,080,459

Operating income	383,957	277,877

Other income	9,940	8,178

Income before provision for income taxes	393,897	286,055

Provision for income taxes	151,000	6,000

Net income	$242,897	$280,055

Net income per common share:

Basic	$.09	$.11

Diluted	$.09	$.10

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2005

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive income (loss)	Retained earnings	Total	Total comprehensive income
Balance, May 31, 2005	2,559,687	$7,496,098	$(254,654)	$737,377	$7,978,821
Stock options exercised	34,109	58,570	—	—	58,570
Net income	—	—	—	242,897	242,897	$242,897
Other comprehensive income	—	—	30,367	—	30,367	30,367
Balance, August 31, 2005	2,593,796	$7,554,668	$(224,287)	$980,274	$8,310,655
Comprehensive income, Three months ended August 31, 2005						$273,264

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended
	August 31, 2005	August 31, 2004
Cash Flows Relating to Operating Activities
Net income	$242,897	$280,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,167	50,530
Deferred taxes	120,000	—
(Increase) decrease in:
Accounts receivable	454,425	2,713
Inventories	171,835	(361,776)
Prepaid expenses	14,521	(6,300)
Income taxes receivable	—	14,976
Increase (decrease) in:
Accounts payable	(79,386)	170,894
Accrued liabilities and customer deposits	(46,267)	98,914
Income taxes payable	31,000	—
Net cash provided by operating activities	964,192	250,006

Cash Flows Relating to Investing Activities
Purchase of property and equipment	(50,088)	(49,990)
Net cash used in investing activities	(50,088)	(49,990)

Cash Flows Relating to Financing Activities
Repayments on long-term debt	(11,885)	(12,813)
Common stock issued on exercise of stock options	58,570	58,414
Net cash provided by financing activities	46,685	45,601

Effect of foreign exchange translation on cash	30,367	(24,202)

Increase in cash	991,156	221,415

Cash, beginning of period	1,176,959	604,194

Cash, end of period	$2,168,115	$825,609

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$175	$—
Cash paid during the period for income taxes	$300	$—

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED AUGUST 31, 2005

Note 1:                   Basis of Presentation

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of Management, the accompanying unaudited Consolidated Financial Statements of Schmitt Industries, Inc. have been prepared pursuant to the rules and regulations of the Securities Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2005 and its results of operations and its cash flows for the three-months ended August 31, 2005 and August 31, 2004.  Operating results for the three-month period ended August 31, 2005 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2006.  The consolidated balance sheet at May 31, 2005 has been derived from the audited financial statements at that date.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-K of the Company for the fiscal year ended May 31, 2005.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended August 31,
	2005	2004
Net income, as reported	$242,897	$280,055
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5,436)	(64,500)
Pro forma net income (loss)	$237,461	$215,555

Earnings (loss) per share – basic
As reported	$.09	$.11
Pro forma	$.09	$.09
Earnings (loss) per share – diluted
As reported	$.09	$.10
Pro forma	$.09	$.08

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

The Company has computed, for pro forma disclosure purposes, the value of each option granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months Ended August 31,
	2005	2004
Risk-free interest rate	6.00%	4.00%
Expected dividend yield	0%	0%
Expected life	5.4 years	8.0 years
Expected volatility	48%	122%

Note 5:                   EPS Reconciliation

	Three Months Ended August 31,
	2005	2004
Weighted average shares (basic)	2,583,183	2,490,498
Effect of dilutive stock options	169,310	184,770
Weighted average shares (diluted)	2,752,493	2,675,268

Basic earnings per share are computed using the weighted average number of shares outstanding.  Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.

Note 6:                   Long-term deferred tax asset

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

Note 7:                   Segments of Business

Segment Information

	Three Months Ended August 31,
	2005		2004
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,035,688	$753,773	$1,942,228	$682,741
Intercompany sales	(128,816)	(4,211)	(189,541)	(6,699)
Net sales	$1,906,872	$749,562	$1,752,687	$676,042

Income from operations	$288,094	$95,863	$82,831	$195,046

Intercompany rent	$—	$7,500	$—	$7,500

Depreciation expense	$37,141	$9,375	$33,441	$8,438

Amortization expense	$—	$8,651	$—	$8,651

Capital expenditures	$35,332	$14,756	$41,665	$8,325

Geographic Information

	Three Months Ended August 31,
	2005	2004
Geographic Sales

North American Sales
United States	$1,487,099	$1,405,002
Canada and Mexico	37,066	61,043
North American total	1,524,165	1,466,045

European Sales
Germany	80,781	77,447

United Kingdom	228,214	318,951
Intercompany	(132,853)	(196,240)
United Kingdom total	95,361	122,711

Other European Sales	167,628	275,062

Total Europe	343,770	475,220

Asia	547,393	436,459
Others	241,106	51,005
	$2,656,434	$2,428,729

	Three Months Ended August 31,
	2005		2004
	United States	Europe	United States	Europe
Income (Loss) from operations	$366,668	$17,289	$339,782	$(61,905)

Depreciation expense	$42,322	$4,194	$40,977	$902

Amortization expense	$8,651	$—	$8,651	$—

Capital expenditures	$46,500	$3,588	$54,169	$(4,179)

Long-term Assets

	August 31, 2005	May 31, 2005
Segment:
Balancer	$1,441,659	$1,563,468
Measurement	$492,458	$495,728

Geographic:
United States	$1,907,114	$2,031,587
Europe	$27,003	$27,609

Note – Europe is defined as the European subsidiary, Schmitt Europe, Ltd..

Note 8:                   Related Party Transactions

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004.  PulverDryer also buys certain products from the Company at normal prevailing rates.  The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000.  Product sales to PulverDryer totaled $63,106 during the fiscal quarter ended August 31, 2005.

In connection with the contract, the Board authorized Wayne Case, the Company’s Chief Executive Officer, to provide advisory services to PulverDryer, and permitted Mr. Case to receive as compensation the total consulting fees paid by PulverDryer from June 2004 through October 2004.  Effective November 1, 2004, Mr. Case receives 40% of the ongoing consulting fee from PulverDryer, which percentage was determined by the Compensation Committee.  Mr. Case also serves on the board of directors of PulverDryer.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

These financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of Management, the accompanying unaudited Consolidated Financial Statements of Schmitt Industries, Inc. have been prepared pursuant to the rules and regulations of the Securities Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2005 and its results of operations and its cash flows for the three months ended August 31, 2005 and August 31, 2004.  Operating results for the three month period ended August 31, 2005 are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2006.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-K of the Company for the fiscal year ended May 31, 2005.

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe.  Beginning in March 2004, improving economic conditions in North America resulted in increased sales in that geographic market.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  They are finding that many of the customers in the automotive, bearing and aircraft industries refer to improved economic conditions and its impact on the machine tool industry in North America as the reason for their increased orders.  While those customers are optimistic regarding short term demand for Balancer products, they remain uncertain as to the strength and duration of current business conditions in North America for their products which incorporate the Balancer segment product line.  North American sales increased 7.7% in the fiscal quarter ended August 31, 2005 compared to the fourth quarter ended May 31, 2005. Market demand in Asia for the Balancer segment products remains strong with that region showing a 19.6% increase for the three months ended August 31, 2005 compared to the fourth quarter ended May 31, 2005.   As with the North American market, the duration of the strong demand in Asia cannot be forecasted with any certainty.  The European market remains soft as total balancer sales into that geographic market were off 26.8% during the fiscal quarter August 31, 2005 compared to the fourth quarter ended May 31, 2005.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products. Combined Measurement sales decreased 31.9% for the three months ended August 31, 2005 compared to the fourth quarter ended May 31, 2005.  Measurement sales for the three months ended August 31, 2005 increased 10.9% when compared to the same fiscal quarter ended August 31, 2004.  As noted below sales can be very cyclical in the Measurement segment.  The business operations and prospects for these two product lines are summarized as follows:

Laser light-scatter products for disk drive and silicon wafer manufacturers – The primary target markets for Measurement products have been disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries.  Over the past year, this information has indicated improving demand for and sales of the products of those industries.  Also, frequent discussions with customers have confirmed the information presented in the public information.  Sales to customers in these industries can be very cyclical and therefore the impact of this recovery on sales to the Company’s laser light-scatter products is unknown at this time, although sales personnel have seen increasing interest and inquiries regarding the Company’s products.

Laser light-scatter products for research organizations – The Company continues to receive inquiries for these products and provide quotes to interested parties.  However, in the current fiscal quarter, no sales of these products have been realized.

Dimensional sizing products – These products are marketed and sold into a wide array of industries.  In Fiscal 2004 Management built a sales distribution network covering all fifty states.  As a result of this action, the Company experienced increasing interest and sales in these products in the most recent fiscal period when compared to the same period in the prior fiscal year.  During the quarter ended August 31, 2003, Management consolidated the operations related to these products (which had been located in Menlo Park, California) into the Measurement segment operations in Portland, Oregon.  The relocation was completed as of August 31, 2003.   Since relocation to Portland, sales of these products were $1,763,307 and $1,023,278 in Fiscal 2005 and 2004, respectively.

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

Long-term Deferred Tax Asset– The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  In Fiscal 2005 Management concluded future operations would produce sufficient earnings so that a portion of this asset could be used in future periods to reduce federal and state tax liabilities.  Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax asset can be fully utilized.

Intangible Assets – There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on Management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.   As of August 31, 2005, Management does not believe impairment, as defined above, exists.

Recently issued accounting pronouncements:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an Amendment to ARB No. 43, Chapter 4” in November 2004.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company does not expect this pronouncement to have a material impact on the financial statements.

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

Discussion of operating results:

	Three months ended August 31, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,656,434	100.0%	$1,906,872	100.0%	$749,562	100.0%
Cost of sales	1,244,325	46.8%	936,860	49.1%	307,465	41.0%
Gross profit	1,412,109	53.2%	$970,012	50.9%	$442,097	59.0%
Operating expenses	1,028,152	38.7%
Income from operations	$383,957	14.5%

	Three months ended August 31, 2004
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,428,729	100.0%	$1,752,687	100.0%	$676,042	100.0%
Cost of sales	1,070,393	44.1%	851,249	48.6%	219,144	32.4%
Gross profit	1,358,336	55.9%	$901,438	51.4%	$456,898	67.6%
Operating expenses	1,080,459	44.5%
Income from operations	$277,877	11.4%

Worldwide sales of Balancer products increased 8.8% in the most current fiscal period when compared to the same period in the prior fiscal year as sales to the North American and Asian markets increased by 7.7% and 23.4% respectively.  These increases were offset by decreases in the European market of 30.6%.  Unit sales prices of balancer products are relatively stable and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The increase in units sold in North America is attributed to growing demand and stronger economic conditions.  The increase in Asia is attributed to expansion of the sales efforts in China.  The decreased units sold in Europe are attributed to strong European competition and weaker economic conditions in certain European markets.

Measurement product sales increased 10.9% in the most current fiscal period when compared to the same period in the prior fiscal year as sales of the Company’s dimensional sizing products increased by 39.7% offset by decreases in surface measurement products of 21.4%.  The sales of dimensional sizing products in the most recent fiscal period increased as they included more unit sales than in the same fiscal period in the prior year.  The decreases in surface measurement products are due to a decrease in sales of large value laser light-scatter products.

Cost of sales for the both the Balancer and Measurement segments increased (as a percentage of sales) in the most current fiscal period when compared to the same period in the prior fiscal year primarily due to the product sales mix as production labor and overhead costs were stable.

Sales by the foreign subsidiary totaled $428,094 for the most recent quarter versus $456,508 for the same quarter last year.  Approximately 4% of the decrease is due to lower unit sales volumes with the remainder due to the changes in foreign exchange rates between the two fiscal periods.  The lower sales volumes were realized as a result of the soft sales in European markets, which were partially offset by increases in other markets primarily located in South America.

In the three month period ended August 31, 2005, net income was $242,897 ($.09 per fully diluted share) compared to net income of $280,055 ($.10 per fully diluted share) for the same period last year.  Net income was negatively impacted by the provision for income taxes, which increased to $151,000 for the three month period ended August 31, 2005 from the $6,000 reported in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 7.6 to 1 at August 31, 2005 compared to 6.5 to 1 at May 31, 2005.  As of August 31, 2005, the Company had $2,168,115 in cash compared to $1,176,959 at May 31, 2005.

During the three-months ended August 31, 2005, cash provided by operating activities amounted to $964,192 with the changes described as follows:

•                  Net income for the three-months ended August 31, 2005 of $242,897 plus two non-cash items: depreciation and amortization of $55,167 and deferred taxes of $120,000.

•                  Accounts receivable generated cash as the balance decreased by $454,425 to an August 31, 2005 balance of $1,654,718 compared to $2,109,143 at May 31, 2005, a 21.5% decrease. The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•                  Inventories decreased $171,835 to an August 31, 2005 balance of $3,361,478 compared to $3,533,313 at May 31, 2005, a 4.9% decrease.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                  Prepaid expenses decreased by $14,521 to $89,771 from a balance of $104,292 at May 31, 2005 with the decrease due to prepaid fees, trade show costs and various business and insurance costs.

•                  Trade accounts payable decreased by $79,386 to $417,820 from a balance of $497,206 at May 31, 2005 primarily due to lower operating expenses during the current quarter when compared to the fourth quarter ended May 31, 2005 and normal fluctuations in timing of payment of outstanding payable balances.

•                  Other accrued liabilities (including customer deposits, commissions, payroll items and other accrued expenses) decreased by $46,267 to a balance of $473,911 from $520,178 at May 31, 2005.

During the three-months ended August 31, 2005, net cash used in investing activities was $50,088, consisting of additions to property and equipment.  Net cash provided by financing activities amounted to $46,685 which consisted of $58,570 in common stock issued to employees who exercised stock options less payment on long-term obligations of $11,885.

The following summarizes contractual obligations at August 31, 2005 and the effect on future liquidity and cash flows:

Years Ending August 31,	Long term obligations	Operating Leases	Total Contractual Obligations
2006	$25,041	$40,533	$65,574
2007	12,785	40,533	53,318
2008	3,159	30,400	33,559
2009	—	—	—
Total	$40,985	$111,466	$152,451

Management has historically responded to business challenges that had a negative impact on operations and liquidity by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products.  As a result of these efforts, results of operations and cash flow from operations have improved.  Management believes its cash flows from operations, its available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2006 and 2007. However, in the event the Company fails to achieve its operating and financial goals for Fiscal 2006, Management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of cost cutting measures and/or entering into additional borrowing arrangements collateralized by assets.

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

Demand for Company products may change:

Over the past six fiscal quarters, the Company has experienced increasing demand for its Balancer products in North America.  These increases are attributed primarily to an improving economy in North America..  The conditions and circumstances could change in future periods and as a result demand for the Company’s products could decline.  Management is responding to these risks in two ways.  First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore continue to devote part of its future R&D efforts toward developing products that will both broaden the scope of Balancing products offered to the current customer base.  Second, there are uses for the Company’s Balancer products in industries other than those in the Company’s historic customer base.  Management is devoting a significant portion of its time to identify these markets and educate those markets on the value of those products within their operations.

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers.  Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions continued into Fiscal 2004 and consequently, demand for drives fell over these periods. As the operations of those companies suffered, they in turn reduced capital spending resulting in minimal demand for and sporadic sales of the Company’s laser light-scatter products.  Industry forecasts are for improving conditions and the Company has experienced increasing sales in Fiscal 2005 and 2006 to those industries.  However, the long-term impact on demand for the Company’s surface Measurement products cannot be predicted with any certainty.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2005.  However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s cash equivalents as well as interest paid on debt.

The Company does have a line of credit but does not have an outstanding balance as of August 31, 2005.  Also, there is no other debt whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment.  Therefore, at this time, the Company is not subject to interest rate risk if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the three-months ended August 31, 2005 and 2004, results of operations included losses on foreign currency translation of $2,867 and $2,943 respectively.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	10/17/2005	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	10/17/2005	/s/ Michael S. McAfee
Michael S. McAfee, Chief Financial Officer/Treasurer