Form 10-Q
period 2005-11-30
SCHMITT INDUSTRIES INC
filed 2006-01-12
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The number of shares of each class of common stock outstanding as of December 31, 2005

Common stock, no par value	2,613,419

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2005	May 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$2,141,547	$1,176,959
Accounts receivable, net of allowance of $44,643 and $41,366 at November 30, 2005 and May 31, 2005, respectively	1,656,886	2,109,143
Inventories	3,506,681	3,533,313
Prepaid expenses	44,245	104,292
Deferred tax asset	96,160	92,319
	7,445,519	7,016,026
Property and equipment
Land	299,000	299,000
Buildings and improvements	1,273,450	1,214,348
Furniture, fixtures and equipment	1,157,466	1,120,946
Vehicles	96,849	96,849
	2,826,765	2,731,143
Less accumulated depreciation and amortization	(1,550,200)	(1,462,637)
	1,276,565	1,268,506
Other assets
Long-term deferred tax asset	760,740	547,681
Other assets	225,708	243,009
	986,448	790,690
Total assets	$9,708,532	$9,075,222

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$410,609	$497,206
Accrued commissions	233,380	275,745
Accrued payroll liabilities	94,519	102,883
Other accrued liabilities	126,335	141,550
Income taxes payable	40,299	26,147
Current portion of long-term obligations	19,242	32,114
Total current liabilities	924,384	1,075,645
Long-term obligations	11,304	20,756

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,612,169 and 2,559,687 shares issued and outstanding at November 30, 2005 and May 31, 2005, respectively	7,656,681	7,496,098
Accumulated other comprehensive loss	(258,656)	(254,654)
Retained earnings	1,374,819	737,377
Total stockholders’ equity	8,772,844	7,978,821
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,708,532	$9,075,222

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Net sales	$2,640,671	$2,480,771	$5,309,574	$4,912,524
Cost of sales	1,135,065	999,325	2,375,859	2,072,742
Gross profit	1,505,606	1,481,446	2,933,715	2,839,782

Operating expenses:
General, administration and sales	1,271,466	1,160,695	2,293,140	2,232,730
Research and development	19,131	26,649	33,639	32,716
Total operating expenses	1,290,597	1,187,344	2,326,779	2,265,446

Operating income	215,009	294,102	606,936	574,336

Other income (expense)	(2,421)	1,065	(451)	6,886

Income before income taxes	212,588	295,167	606,485	581,222

Provision (benefit) for income taxes	(181,957)	6,000	(30,957)	12,000

Net income	$394,545	$289,167	$637,442	$569,222

Net income per common share:

Basic	$0.15	$0.11	$0.25	$0.23

Diluted	$0.14	$0.11	$0.23	$0.21

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive income (loss)	Retained earnings	Total	Total comprehensive income (loss)

Balance, May 31, 2005	2,559,687	$7,496,098	$(254,654)	$737,377	$7,978,821
Stock options exercised and related tax benefit of $76,141	52,482	160,583	—	—	160,583
Net income	—	—	—	637,442	637,442	$637,442
Other comprehensive (loss)	—	—	(4,002)	—	(4,002)	(4,002)
Balance, November 30, 2005	2,612,169	$7,656,681	$(258,656)	$1,374,819	$8,772,844
Comprehensive income, six months ended November 30, 2005						$633,440

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30,  2005 AND 2004

(UNAUDITED)

	Six Months Ended November 30,
	2005	2004
Cash flows relating to operating activities
Net income	$637,442	$569,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,333	102,981
Deferred taxes	(216,900)	—
Tax benefit related to stock options	76,141	—
(Increase) decrease in:
Accounts receivable	452,257	(92,244)
Inventories	26,632	(782,156)
Prepaid expenses	60,047	(73,342)
Income taxes receivable	—	29,950
Increase (decrease) in:
Accounts payable	(86,597)	219,818
Accrued liabilities and customer deposits	(65,944)	72,613
Income taxes payable	14,152	—
Net cash provided by operating activities	1,003,563	46,842

Cash flows relating to investing activities
Purchase of property and equipment	(97,091)	(66,781)
Disposals of property and equipment	—	3,275
Net cash used in investing activities	(97,091)	(63,506)

Cash flows relating to financing activities
Repayments on long-term obligations	(22,324)	(25,046)
Common stock issued on exercise of stock options	84,442	94,782
Net cash provided by financing activities	62,118	69,736

Effect of foreign exchange translation on cash	(4,002)	(16,326)

Increase in cash and cash equivalents	964,588	36,746

Cash and cash equivalents, beginning of period	1,176,959	604,194
Cash and cash equivalents, end of period	$2,141,547	$640,940

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$333	$—
Cash paid during the period for income taxes	$95,650	$800

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:                   Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company) and its wholly owned subsidiaries.  In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2005 and its results of operations and its cash flows for the six-months ended November 30, 2005 and 2004.  The consolidated balance sheet at May 31, 2005 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2005.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.  Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2006.  Certain amounts in prior periods’ financial statements have been reclassified to conform to the current periods’ presentation. These reclassifications did not affect consolidated net income.

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

Note 3:                   Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an Amendment to ARB No. 43, Chapter 4” in November 2004.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company does not expect this pronouncement to have a material impact on the financial statements.

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

Note 4:                   Stock — Based Compensation

The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  No stock-based employee compensation cost is reflected in net income because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Net income, as reported	$394,545	$289,167	$637,442	$569,222

Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,188)	(64,820)	(9,624)	(129,320)

Pro forma net income	$390,357	$224,347	$627,818	$439,902

Earnings per share — basic
As reported	$.15	$.11	$.25	$.23
Pro forma	$.15	$.09	$.24	$.17
Earnings per share — diluted
As reported	$.14	$.11	$.23	$.21
Pro forma	$.14	$.08	$.23	$.16

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

The Company has computed, for pro forma disclosure purposes, the value of each option granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three and Six Months Ended November 30,
	2005	2004
Risk-free interest rate	6.00%	4.00%
Expected dividend yield	0%	0%
Expected life	5.3 years	6.5 years
Expected volatility	87%	99%

Note 5:                   EPS Reconciliation

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Weighted average shares (basic)	2,607,948	2,524,316	2,595,500	2,520,034

Effect of dilutive stock options	145,153	208,477	155,228	197,513

Weighted average shares (diluted)	2,753,101	2,732,793	2,750,728	2,717,547

Basic earnings per share are computed using the weighted average number of shares outstanding.  Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.

Note 6:                   Deferred Tax Assets

The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws.  Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to the expected realization of net operating loss carryforwards for federal income tax purposes and other temporary differences between book and tax bases of assets and liabilities.  Certain of these assets arose when the Company acquired the stock and therefore the net operating loss carryforwards of its wholly owned subsidiary, Schmitt Measurement Systems in 1996.  Due to the uncertainty of utilization of the Company’s NOLs and in consideration of other factors, management recorded a valuation allowance on the deferred tax asset at May 31, 2003.

In Fiscal 2005 management concluded future operations would produce sufficient earnings so that a portion of this asset could be used in future periods to reduce federal and state tax liabilities.  As a result, the valuation reserve for this asset was reduced as of May 31, 2005 to reflect the amount of the asset management expected to utilize in future fiscal periods.  As of November 30, 2005 management concluded future operations would produce sufficient earnings so that additional portions of this asset could be used in future periods to reduce federal and state tax liabilities.  Therefore, the allowance was reduced by $281,000 to approximately $807,000 to reflect the amount of the deferred tax asset management believes can be utilized in Fiscal 2006 and beyond.  This resulted in a net tax benefit of $181, 957 and $30,957 for the three and six month periods ended November 30, 2005, respectively.  Management believes the effective tax rate in future periods will reflect a normal combined state and federal rate.

Note 7:                   Segments of Business

Segment Information

	Three Months Ended November 30,
	2005		2004
	Balancer	Measurement	Balancer	Measurement
Gross sales	$1,974,700	$847,085	$1,900,367	$794,638
Intercompany sales	(140,722)	(40,392)	(209,361)	(4,873)
Net sales	$1,833,978	$806,693	$1,691,006	$789,765

Operating income	$35,953	$179,056	$18,365	$275,737

Intercompany rent expense (income)	$(7,500)	$7,500	$(7,500)	$7,500

Depreciation expense	$33,337	$9,179	$34,280	$9,521

Amortization expense	$—	$8,650	$—	$8,650

Capital expenditures	$1,062	$45,941	$16,791	$—

	Six Months Ended November 30,
	2005		2004
	Balancer	Measurement	Balancer	Measurement
Gross sales	$4,022,828	$1,604,419	$3,845,619	$1,477,379
Intercompany sales	(273,070)	(44,603)	(398,902)	(11,572)
Net sales	$3,749,758	$1,559,816	$3,446,717	$1,465,807

Operating income	$334,628	$272,308	$103,553	$470,783

Intercompany rent expense (income)	$(15,000)	$15,000	$(15,000)	$15,000

Depreciation expense	$70,478	$18,554	$67,721	$17,959

Amortization expense	$—	$17,301	$—	$17,301

Capital expenditures	$36,394	$60,697	$58,456	$8,325

Geographic Information

	Three Months Ended November 30,		Six Months Ended November 30,
Geographic Sales	2005	2004	2005	2004
North American Sales
United States	$1,314,069	$1,380,460	$2,813,637	$2,788,486
Canada and Mexico	17,198	25,344	54,264	86,387
North American total	1,331,267	1,405,804	2,867,901	2,874,873

European Sales
Germany	80,412	182,031	161,193	259,478

United Kingdom	255,180	321,633	483,394	640,584
Intercompany	(181,114)	(214,234)	(313,967)	(410,474)
United Kingdom total	74,066	107,399	169,427	230,110

Other European Sales	247,010	247,240	414,638	522,302

Total Europe	401,488	536,670	745,258	1,011,890

Asia	610,973	433,016	1,158,366	869,475
Other markets	296,943	105,281	538,049	156,286
	$2,640,671	$2,480,771	$5,309,574	$4,912,524

	Three Months Ended November 30,
	2005		2004
	United States	Europe	United States	Europe
Operating income (loss)	$267,755	$(52,746)	$299,229	$(5,127)

Depreciation expense	$41,012	$1,504	$43,138	$663

Amortization expense	$8,650	$—	$8,650	$—

Capital expenditures	$47,003	$—	$12,612	$4,179

	Six Months Ended November 30,
	2005		2004
	United States	Europe	United States	Europe
Operating income (loss)	$633,876	$(26,940)	$646,494	$(72,158)

Depreciation expense	$83,333	$5,699	$84,115	$1,565

Amortization expense	$17,301	$—	$17,301	$—

Capital expenditures	$94,845	$2,246	$66,781	$—

Note —  Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Long-term Assets

	November 30, 2005	May 31, 2005
Segment:
Balancer	$1,632,154	$1,563,468
Measurement	520,569	495,728

Geographic:
United States	$2,128,567	$2,031,587
Europe	24,156	27,609

Note 8:                   Related Party Transactions

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004.  PulverDryer also buys certain products from the Company at normal prevailing rates.  The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000.  Product sales to PulverDryer totaled $72,568 during the fiscal quarter ended November 30, 2005.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Schmitt Industries, Inc. designs, assembles and markets computer controlled balancing equipment (the Balancer Segment) primarily to the machine tool industry.  Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (“SMS”) the Company designs, manufactures and markets precision laser measurement systems (the Measurement Segment). The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (“SEL”), located in the United Kingdom. Effective May 30, 2005 the Company has liquidated and dissolved the German Subsidiary, Schmitt Europa, GmbH.  The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.  Certain amounts in prior periods’ financial information have been reclassified to conform to the current periods’ presentation. These reclassifications did not affect consolidated net income.

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe.  Combined Balancer sales increased 8.8% for the six months ended November 30, 2005 compared to the six months ended November 30, 2004.  Balancer sales for the three months ended November 30, 2005 increased 8.5% compared to the same fiscal quarter ended November 30, 2004.  Beginning in March 2004, improving economic conditions in North America resulted in increased sales in that geographic market.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  Many customers in the automotive, bearing and aircraft industries refer to improved economic conditions and its impact on the machine tool industry in North America as the reason for their increased orders, although the growth rate has slowed in the last two quarters.  While those customers are optimistic regarding short term demand for Balancer products, they remain uncertain as to the strength and duration of current business conditions in North America for their products which incorporate the Balancer segment product line.  North American sales increased only 1.6% in the six months ended November 30, 2005 compared to the six months ended November 30, 2004.  Market demand in Asia for the Balancer segment products remains strong with that region showing a 58.1% increase for the six months ended November 30, 2005 compared to the six months ended November 30, 2004.  The European market remains soft as total Balancer sales into that geographic market declined 37.9% during the six months ended November 30, 2005 compared to the six months ended November 30, 2004.  Sales in all Other markets increased to $483,399 in the six months ended November 30, 2005 compared to the $156,286 for the six months ended November 30, 2004, a 314% increase.  The large percentage increase was predominately a result of increases in the Japan and South American markets.  As with the North American market, the duration of the strong demand in Asia, Japan and South American markets cannot be forecasted with any certainty.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products. Combined Measurement sales increased 6.4% for the six months ended November 30, 2005 compared to the six months ended November 30, 2004.  Measurement sales for the three months ended November 30, 2005 increased 2.1% when compared to the same fiscal quarter ended November 30, 2004.  Sales in all other markets increased 37.9% in the six months ended November 30, 2005 compared to the six months ended November 30, 2004.  As noted below sales can be very cyclical in the Measurement segment.  The business operations and prospects for these two product lines are summarized as follows:

Laser light-scatter products for disk drive and silicon wafer manufacturers — The primary target markets for Measurement products have been disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts. Certain segments of these targeted industries have seen consolidation into very large international manufacturers.  Sales totaled $555,903 for the six months ended November 30, 2005 compared to the $598,877 for the six months ended November 30, 2004.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries.  Over the past year, this information has indicated improving demand for and sales of the products of those industries.  Sales to customers in these industries can be very cyclical and therefore the impact of this recovery on sales to the Company’s laser light-scatter products is unknown at this time.

Laser light-scatter products for research organizations — The Company continues to receive inquiries for these products and provide quotes to interested parties.  However, in the current fiscal quarter, no sales of these products were realized.

Dimensional sizing products — These products are marketed and sold into a wide array of industries.  Sales totaled $1,003,913 for the six months ended November 30, 2005 compared to the $866,930 for the six months ended November 30, 2004.  In Fiscal 2004 Management built a sales distribution network covering all fifty states.  As a result of this action, the Company experienced increasing interest and sales in these products.  During the quarter ended August 31, 2003, Management consolidated the operations related to these products (which had been located in Menlo Park, California) into the Measurement segment operations in Portland, Oregon.  The relocation was completed as of August 31, 2003.   Since relocation to Portland, sales of these products were $1,763,307 and $1,023,278 in Fiscal 2005 and 2004, respectively.

Critical Accounting Policies

Revenue Recognition — The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.  For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped.  When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

Accounts Receivable — The Company maintains credit limits for all customers that are developed based upon several factors, including but not limited to payment history, published credit reports and use of credit references.  On a monthly basis, management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value.  This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided.

Inventories — These assets are stated at the lower of cost or market on an average cost basis. Each fiscal quarter, management utilizes various analyses based on sales forecasts, historical sales and inventory levels to ensure the current carrying value of inventory accurately reflects current and expected requirements within a reasonable timeframe.

Deferred Tax Assets — The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  In Fiscal 2005 and at November 30, 2005, management concluded future operations would produce sufficient earnings so that a portion of this asset could be used in future periods to reduce federal and state tax liabilities.  Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax asset can be fully utilized.

Intangible Assets — There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of  future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.   As of November 30, 2005, management does not believe impairment, as defined above, exists.

Recently issued accounting pronouncements:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an Amendment to ARB No. 43, Chapter 4” in November 2004.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company does not expect this pronouncement to have a material impact on the financial statements.

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

The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” in December 2004.  Under the revised standard, the Company will be required to recognize compensation cost, related to its stock options, beginning in the first fiscal quarter of the year beginning June 1, 2006.  The cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued.  The Company expects the effect of this pronouncement to approximate the proforma amounts disclosed in Note 4 of the Notes to Consolidated Interim Financial Statements.

Discussion of operating results:

Three months ended November 30, 2005 and 2004:

	Three months ended November 30, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,640,671	100.0	$1,833,978	100.0	$806,693	100.0
Cost of sales	1,135,065	43.0	861,923	47.0	273,142	33.9
Gross profit	1,505,606	57.0	$972,055	53.0	$533,551	66.1
Operating expenses	1,290,597	48.9
Operating income	$215,009	8.1

	Three months ended November 30, 2004
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,480,771	100.0	$1,691,006	100.0	$789,765	100.0
Cost of sales	999,325	40.3	770,200	45.5	229,125	29.0
Gross profit	1,481,446	59.7	$920,806	54.5	$560,640	71.0
Operating expenses	1,187,344	47.9
Operating income	$294,102	11.9

Worldwide sales of Balancer products increased 8.5% in the three month period ended November 30, 2005 when compared to the same period in the prior fiscal year as sales to the Asian and Other markets (including Japan and South America) increased by 114.7% and 211.1%, respectively.  These increases were offset by a slight decrease in the North American market of 3.7% and continued decline in the European market, which decreased 43.8% in the most current fiscal period when compared to the same period in the prior fiscal year.  Unit sales prices of Balancer products are relatively stable and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The Balancer product sales increase in Asia and Other markets is attributed to expansion of the sales efforts in China and other market regions.  The decreased units sold in Europe are attributed to strong European competition and weaker economic conditions in certain European markets.

Measurement product sales increased by a combined 2.1% in the most current fiscal period when compared to the same period in the prior fiscal year as sales of the Company’s dimensional sizing products increased by 2.4% and surface measurement product sales increased by 1.7%.  The Measurement segment’s largest market, North American, decreased 8.2% in the three months ended November 30, 2005 compared to the three months ended November 30, 2004.  Market demand in Asia, the second largest geographic market for Measurement products, showed a 13.5% decrease for the six months ended November 30, 2005 compared to the six months ended November 30, 2004.  These declines were offset by higher sales in the European market which showed a sales increase to $108,964 in the most current fiscal period when compared to the $16,291 sold in the same period in the prior fiscal year.

Cost of sales for both the Balancer and Measurement segments increased (as a percentage of sales) in the most current fiscal period when compared to the same period in the prior fiscal year primarily due to the product sales mix as production labor and overhead costs were relatively stable.  Margins were also negatively impacted as a result of higher sales in foreign markets as a large portion of those sales are made through distributors who receive pricing net of commissions and other sales costs.

Sales by the foreign subsidiary totaled $459,784 for the most recent quarter versus $541,698 for the same quarter last year.  Approximately 12.5% of the decrease is due to lower unit sales volumes with the remainder due to the changes in foreign exchange rates between the two fiscal periods.  The lower sales volumes were realized as a result of the continued soft sales in European markets, which were partially offset by increases in other markets primarily located in Asia and South America.

In the three month period ended November 30, 2005, net income was $394,545 ($.14 per fully diluted share) compared to net income of $289,167 ($.11 per fully diluted share) for the same period last year.  Net income was positively impacted by the benefit for income taxes, which increased net income by $181,957 for the three month period ended November 30, 2005 compared to the $6,000 provision for income taxes which reduced net income in the same period last year.  As more fully described in Note 6 of the Notes to Consolidated Interim Financial Statements, as of November 30, 2005 management concluded future operations would produce sufficient earnings so that additional portions of the Company’s deferred tax asset could be used in future periods to reduce federal and state tax liabilities.  Therefore, the allowance was reduced to a level to reflect the amount of the deferred tax asset management believes can be utilized in Fiscal 2006 and beyond.

Six months ended November 30, 2005 and 2004:

	Six months ended November 30, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$5,309,574	100.0	$3,749,758	100.0	$1,559,816	100.0
Cost of sales	2,375,859	44.7	1,796,503	47.9	579,355	37.1
Gross profit	2,933,715	55.3	$1,953,255	52.1	$980,461	62.9
Operating expenses	2,326,779	43.8
Operating income	$606,936	11.4

	Six months ended November 30, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$4,912,524	100.0	$3,446,717	100.0	$1,465,807	100.0
Cost of sales	2,072,742	42.2	1,624,472	47.1	448,270	30.6
Gross profit	2,839,782	57.8	$1,822,245	52.9	$1,017,537	69.4
Operating expenses	2,265,446	46.1
Operating income	$574,336	11.7

Worldwide sales of Balancer products increased 8.8% in the six months ended November 30, 2005 compared to the six months ended November 30, 2004 as sales to the North American and Asian markets increased by 1.6% and 58.1%, respectively.  Sales in all Other markets increased to $483,399 in the six months ended November 30, 2005 compared to the $156,286 for the six months ended November 30, 2004, a 314% increase.  These increases were offset by decreases in the European market of 37.9%.  Unit sales prices of Balancer products are relatively stable and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The Balancer product sales increase in Asia and Other markets is attributed to expansion of the sales efforts in China and other market regions.  The decreased units sold in Europe are attributed to strong European competition and weaker economic conditions in certain European markets.  The large percentage increase was predominately a result of increases in the Japan and South American markets.

Measurement product sales increased 6.4% in the six months ended November 30, 2005 compared to the six months ended November 30, 2004 as sales of the Company’s dimensional sizing products increased by 15.8% offset by decreases in surface measurement products of 7.2%.  The sales of dimensional sizing products in the six months ended November 30, 2005 compared to the six months ended November 30, 2004 increased as they included more unit sales than in the same fiscal period in the prior year.  The decreases in surface measurement products are due to a decrease in sales of large value laser light-scatter products.

Cost of sales for both the Balancer and Measurement segments increased (as a percentage of sales) in the six months ended November 30, 2005 compared to the six months ended November 30, 2004 primarily due to the product sales mix as production labor and overhead costs were relatively stable.  Margins were also negatively impacted as a result of higher sales in foreign markets as a large portion of those sales are made through distributors who receive pricing net of commissions and other sales costs.

Sales by the foreign subsidiary totaled $884,342 for the six months ended November 30, 2005 compared to sales of $998,206 in the six months ended November 30, 2004.  Approximately 8.6% of the decrease is due to lower unit sales volumes with the remainder due to the changes in foreign exchange rates between the two fiscal periods.  The lower sales volumes were realized as a result of the soft sales in European markets, which were partially offset by increases in other markets primarily located in Asia and South America.

In the six month period ended November 30, 2005, net income was $637,442 ($.23 per fully diluted share) compared to net income of $569,222 ($.21 per fully diluted share) for the same period last year.  Net income was positively impacted by the benefit for income taxes, which increased net income by $30,957 for the six month period ended November 30, 2005 compared to the $12,000 provision for income taxes which reduced net income in the same period last year.  As more fully described in Note 6 of the Notes to Consolidated Interim Financial Statements, as of November 30, 2005 management concluded future operations would produce sufficient earnings so that additional portions of the Company’s deferred tax asset could be used in future periods to reduce federal and state tax liabilities.  Therefore, the allowance was reduced to a level to reflect the amount of the deferred tax asset management believes can be utilized in Fiscal 2006 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 8.1 to 1 at November 30, 2005 compared to 6.5 to 1 at May 31, 2005.  As of November 30, 2005 the Company had $2,141,547 in cash and cash equivalents compared to $1,176,959 at May 31, 2005.

During the six-months ended November 30, 2005, cash provided by operating activities amounted to $1,003,563 with the changes described as follows:

•                  Net income for the six-months ended November 30, 2005 of $637,442 plus one non-cash item: depreciation and amortization of $106,333; less the non-cash increase in deferred tax assets of $106,610.

•                  Accounts receivable generated cash as the balance decreased by $452,257 to a November 30, 2005 balance of $1,656,886 compared to $2,109,143 at May 31, 2005, a 21.4% decrease. The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•                  Inventories decreased $26,632 to a November 30, 2005 balance of $3,506,681 compared to $3,533,313 at May 31, 2005, a 0.7% decrease.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                  Prepaid expenses decreased by $60,047 to $44,245 from a balance of $104,292 at May 31, 2005 with the decrease due to prepaid fees, trade show costs and various business and insurance costs.

•                  Trade accounts payable decreased by $86,597 to $410,609 from a balance of $497,206 at May 31, 2005 primarily due to lower operating expenses during the current quarter when compared to the fourth quarter ended May 31, 2005 and normal fluctuations in timing of payment of outstanding payable balances.

•                  Other accrued liabilities (including customer deposits, commissions, payroll items and other accrued expenses) decreased by $65,944 to a balance of $454,234 from $520,178 at May 31, 2005.

During the six-months ended November 30, 2005, net cash used in investing activities was $97,091, consisting of net additions to property and equipment.  Net cash provided by financing activities amounted to $62,118 which consisted of repayments of long-term obligations of $22,324 net of common stock issued on exercised stock options of $84,442.

The following summarizes contractual obligations at November 30, 2005 and the effect on future liquidity and cash flows:

Years ending November 30,	Long term obligations	Operating leases	Total contractual obligations
2006	$19,242	$38,973	$58,215
2007	10,356	38,973	49,329
2008	948	19,487	20,435
2009	—	—	—
Total	$30,546	$97,433	$127,979

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

•                  Future success depends in part on attracting and retaining key management and qualified technical personnel.

•                  The Company faces risks from international sales and currency fluctuations.

Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this report. We assume no obligation to update such information.

Demand for Company products may change:

Over the past eight fiscal quarters, the Company has experienced increased demand for its Balancer products in North America.  These increases are attributed primarily to an improving economy in North America.  The conditions and circumstances could change in future periods and as a result demand for the Company’s products could decline.  Management is responding to these risks in two ways.  First, it appears there is a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore continue to devote part of its future R&D efforts toward developing products that will both broaden the scope of Balancing products offered to the current customer base.  Second, there are uses for the Company’s Balancer products in industries other than those in the Company’s historic customer base.  Management is devoting a significant portion of its time to identify these markets and educate those markets on the value of those products within their operations.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of November 30, 2005.  However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and other assets.  The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of November 30, 2005.  Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment.  Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the three-months ended November 30, 2005 and 2004 results of operations included losses on foreign currency translation of $9,721 and $1,039, respectively, while results of operations for the six-months ended November 30, 2005 and 2004 included losses on foreign currency translation of $12,588 and $3,973 respectively.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company conducted an Annual Meeting of the Shareholders on October 7, 2005.  At the meeting, the following person was elected to fill the vacancy on the Board of Directors created by the expiration of the Class 2 director’s term,, to serve until the year 2008 Annual Meeting of the Shareholders and until his successor shall be duly elected:

Director	Shares Voted in Favor	Shares Voted Against	Shares Withheld
Timothy D.J. Hennessy	2,525,772	1,000	37,921

The terms of office of Directors Wayne A. Case, Maynard E. Brown and Trevor S. Nelson continued after the meeting.

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC. (Registrant)

Date:	January 12, 2005	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	January 12, 2005	/s/ Michael S. McAfee
Michael S. McAfee, Chief Financial Officer/Treasurer