Form 10-Q/A
period 2005-11-30
SCHMITT INDUSTRIES INC
filed 2006-02-02
CIK 922612

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

SCHMITT INDUSTRIES, INC.

INDEX TO FORM 10-Q/A

EXPLANATORY NOTE

Part II - OTHER INFORMATION

Signatures

Certifications

PART II - OTHER INFORMATION

EXPLANATORY NOTE

In the Form 10-Q filed on January 12, 2006, the dates of the signatures on the Signature page and on the Certifications (Exhibits 31.1, 31.2 and 32.1) were January 12, 2005 instead of January 12, 2006.   This Form 10-Q/A corrects those dates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	February 2, 2006	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	February 2, 2006	/s/ Michael S. McAfee
Michael S. McAfee, Chief Financial Officer/Treasurer