Form 10-Q
period 2006-02-28
SCHMITT INDUSTRIES INC
filed 2006-04-10
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2006

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

(503) 227-7908

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     .                                               ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of shares of each class of common stock outstanding as of March 31, 2006

Common stock, no par value	2,616,128

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2006	May 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$1,107,411	$1,176,959
Short-term investments	1,475,940	—
Accounts receivable, net of allowance of $48,335 and $41,366 at February 28, 2006 and May 31, 2005, respectively	1,672,493	2,109,143
Inventories	3,386,809	3,533,313
Prepaid expenses	110,744	104,292
Deferred tax asset	116,080	92,319
	7,869,477	7,016,026
Property and equipment
Land	299,000	299,000
Buildings and improvements	1,273,831	1,214,348
Furniture, fixtures and equipment	1,158,545	1,120,946
Vehicles	96,849	96,849
	2,828,225	2,731,143
Less accumulated depreciation and amortization	(1,594,537)	(1,462,637)
	1,233,688	1,268,506
Other assets
Long-term deferred tax asset	767,044	547,681
Other assets	217,057	243,009
	984,101	790,690
Total assets	$10,087,266	$9,075,222
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$516,402	$497,206
Accrued commissions	237,778	275,745
Accrued payroll liabilities	100,354	102,883
Other accrued liabilities	90,341	141,550
Income taxes payable	29,514	26,147
Current portion of long-term obligations	23,437	32,114
Total current liabilities	997,826	1,075,645
Long-term obligations	8,778	20,756
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,616,128 and 2,559,687 shares issued and outstanding at February 28, 2006 and May 31, 2005, respectively	7,765,010	7,496,098
Accumulated other comprehensive loss	(256,944)	(254,654)
Retained earnings	1,572,596	737,377
Total stockholders’ equity	9,080,662	7,978,821
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,087,266	$9,075,222

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005

(UNAUDITED)

	Three Months Ended February		Nine Months Ended February 28,
	2006	2005	2006	2005

Net sales	$2,707,123	$2,563,121	$7,977,607	$7,475,645
Cost of sales	1,293,476	1,097,387	3,630,222	3,170,129
Gross profit	1,413,647	1,465,734	4,347,385	4,305,516

Operating expenses:
General, administration and sales	1,146,765	1,210,445	3,439,926	3,443,175
Research and development	26,070	9,679	59,709	42,395
Total operating expenses	1,172,835	1,220,124	3,499,635	3,485,570
Operating income	240,812	245,610	847,750	819,946
Other income	21,464	13,019	21,012	19,905
Income before income taxes	262,276	258,629	868,762	839,851
Provision for income taxes	64,500	6,000	33,543	18,000
Net income	$197,776	$252,629	$835,219	$821,851

Net income per common share:
Basic	$0.08	$0.10	$0.32	$0.33
Diluted	$0.07	$0.09	$0.30	$0.30

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005

(UNAUDITED)

	Nine Months Ended February 28,
	2006	2005
Cash flows relating to operating activities
Net income	$835,219	$821,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,412	157,818
Deferred taxes	(243,124)	—
Tax benefit related to stock options	175,365	—
(Increase) decrease in:
Accounts receivable	436,650	(178,666)
Inventories	146,504	(746,722)
Prepaid expenses	(6,452)	(63,442)
Income taxes receivable	—	41,429
Increase(decrease) in:
Accounts payable	19,196	40,170
Accrued liabilities and customer deposits	(91,705)	3,186
Income taxes payable	3,367	—
Net cash provided by operating activities	1,433,432	75,624

Cash flows relating to investing activities
Purchase of short - term investments	(1,475,940)	—
Maturities of short - term investments	—	—
Purchase of property and equipment	(97,642)	(118,631)
Disposals of property and equipment	—	7,903
Net cash used in investing activities	(1,573,582)	(110,728)

Cash flows relating to financing activities
Additions to long - term obligations	—	27,861
Repayments on long - term obligations	(20,655)	(38,067)
Common stock issued on exercise of stock options	93,547	119,583
Net cash provided by financing activities	72,892	109,377

Effect of foreign exchange translation on cash	(2,290)	(20,097)

Increase in cash and cash equivalents	(69,548)	54,176

Cash and cash equivalents, beginning of period	1,176,959	604,194

Cash and cash equivalents, end of period	$1,107,411	$658,370

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$489	$—
Cash paid during the period for income taxes	$113,365	$26,974

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income (loss)

Balance, May 31, 2005	2,559,687	$7,496,098	$(254,654)	$737,377	$7,978,821
Stock options exercised and related tax benefit of $175,365	56,441	268,912	—	—	268,912
Net income	—	—	—	835,219	835,219	$835,219
Other comprehensive (loss)	—	—	(2,290)	—	(2,290)	(2,290)
Balance, February 28, 2006	2,616,128	$7,765,010	$(256,944)	$1,572,596	$9,080,662
Comprehensive income, nine months ended February 28, 2006						$832,929

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:                   Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company) and its wholly owned subsidiaries.  In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2006 and its results of operations and its cash flows for the nine months ended February 28, 2006 and 2005.  The consolidated balance sheet at May 31, 2005 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2005.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.  Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2006.  Certain amounts in prior periods’ financial statements have been reclassified to conform to the current periods’ presentation. These reclassifications did not affect consolidated net income.

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

Note 4:                   Stock – Based Compensation

The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  No stock-based employee compensation cost is reflected in net income because all options granted under the Company’s stock option plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Net income, as reported	$197,776	$252,629	$835,219	$821,851
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,811)	(41,985)	(14,436)	(171,305)
Pro forma net income	$192,965	$210,644	$820,783	$650,546
Earnings per share – basic
As reported	$0.08	$0.10	$0.32	$0.33
Pro forma	$0.07	$0.08	$0.32	$0.26
Earnings per share – diluted
As reported	$0.07	$0.09	$0.30	$0.30
Pro forma	$0.07	$0.08	$0.30	$0.24

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

The Company continues to measure compensation cost for it’s stock option plan using the method of accounting prescribed by APB 25.  In electing to continue to follow APB 25 for expense recognition purposes, the Company is required to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including disclosure of pro forma net income and earnings per share, as if the fair value based method of accounting defined in the SFAS No. 123, had been adopted.

The Company has computed, for pro forma disclosure purposes, the value of each option granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three and Nine Months Ended February 28,
	2006	2005
Risk-free interest rate	6.00%	4.00%
Expected dividend yield	0%	0%
Expected life	5.3 years	6.5 years
Expected volatility	87%	99%

Note 5:                   EPS Reconciliation

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Weighted average shares (basic)	2,614,734	2,538,699	2,601,840	2,525,716
Effect of dilutive stock options	222,807	194,198	223,761	184,363
Weighted average shares (diluted)	2,837,541	2,732,897	2,825,601	2,710,079

Basic earnings per share are computed using the weighted average number of shares outstanding.  Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.

Note 6:                   Deferred Tax Assets

The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws.  Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to the expected realization of net operating loss carryforwards for federal income tax purposes and other temporary differences between book and tax bases of assets and liabilities.  Due to the uncertainty of utilization of the Company’s net operating losses and in consideration of other factors, management recorded a valuation allowance on the deferred tax asset at May 31, 2003.

In Fiscal 2005 management concluded future operations would produce sufficient earnings so that a portion of this asset could be used in future periods to reduce federal and state tax liabilities.  As a result, the valuation reserve for this asset was reduced as of May 31, 2005 to reflect the amount of the asset management expected to utilize in future fiscal periods.  At November 30, 2005 management concluded future operations would produce sufficient earnings so that additional portions of this asset could be used in future periods to reduce federal and state tax liabilities and the allowance was reduced by $281,000 to reflect the amount of the deferred tax asset management believes can be utilized in Fiscal 2006 and beyond.  This results in a net provision for income taxes of $33,543 for the nine months ended February 28, 2006.  The provision for income taxes is $64,500 for the three month period ended February 28, 2006.  Management believes the effective tax rate in future periods will reflect a normal combined state and federal rate.

Note 7:                   Segments of Business

Segment Information

	Three Months Ended February 28,
	2006		2005
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,143,741	$764,694	$2,152,665	$635,190
Intercompany sales	(178,746)	(22,566)	(215,553)	(9,181)
Net sales	$1,964,995	$742,128	$1,937,112	$626,009
Operating income	$118,021	$122,791	$172,593	$73,017
Intercompany rent expense (income)	$(7,500)	$7,500	$(7,500)	$7,500
Depreciation expense	$34,657	$8,771	$34,681	$11,505
Amortization expense	$—	$8,651	$—	$8,651
Capital expenditures	$551	$—	$42,912	$8,938

	Nine Months Ended February 28,
	2006		2005
	Balancer	Measurement	Balancer	Measurement
Gross sales	$6,127,988	$2,368,605	$5,998,284	$2,112,569
Intercompany sales	(451,816)	(67,170)	(614,455)	(20,753)
Net sales	$5,676,172	$2,301,435	$5,383,829	$2,091,816
Operating income	$440,632	$407,118	$287,437	$532,509
Intercompany rent expense (income)	$(22,500)	$22,500	$(22,500)	$(22,500)
Depreciation expense	$105,135	$27,325	$102,402	$29,464
Amortization expense	$—	$25,952	$—	$25,952
Capital expenditures	$36,945	$60,697	$101,368	$17,263

Geographic Information

	Three Months Ended February 28,		Nine Months Ended February 28,
Geographic Sales	2006	2005	2006	2005
North American
United States	$1,319,078	$1,359,983	$4,093,625	$4,148,469
Canada and Mexico	82,181	44,162	136,445	130,549
North American total	1,401,259	1,404,145	4,230,070	4,279,018
European
Germany	115,961	159,731	277,328	419,209
Intercompany	(10,119)	—	(10,293)	—
Germany total	105,842	159,731	267,035	419,209
United Kingdom	273,168	354,062	756,562	994,646
Intercompany	(191,193)	(224,734)	(505,160)	(635,208)
United Kingdom total	81,975	129,328	251,402	359,438
Other European	334,251	314,745	748,889	837,047
Total European	522,068	603,804	1,267,326	1,615,694
Asia	559,713	432,441	1,718,079	1,301,916
Other markets	224,083	122,731	762,132	279,017
Total Net Sales	$2,707,123	$2,563,121	$7,977,607	$7,475,645

	Three Months Ended February 28,
	2006		2005
	United States	Europe	United States	Europe

Operating income (loss)	$243,791	$(2,979)	$279,795	$(34,185)
Depreciation expense	$40,519	$2,909	$43,272	$2,914
Amortization expense	$8,651	$—	$8,651	$—
Capital expenditures	$—	$551	$46,862	$4,988

	Nine Months Ended February 28,
	2006		2005
	United States	Europe	United States	Europe

Operating income (loss)	$877,668	$(29,918)	$926,289	$(106,343)
Depreciation expense	$123,852	$8,608	$127,387	$4,479
Amortization expense	$25,952	$—	$25,952	$—
Capital expenditures	$94,845	$2,797	$113,643	$4,988

Note – – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Long-term Assets

	February 28, 2006	May 31, 2005
Segment:
Balancer	$1,714,642	$1,563,468
Measurement	503,147	495,728
Geographic:
United States	$2,195,990	$2,031,587
Europe	21,799	27,609

Note 8:                   Related Party Transactions

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004.  PulverDryer also buys certain products from the Company at normal prevailing rates.  The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000.  Product sales to PulverDryer total $13,531 during the fiscal quarter ended February 28, 2006 and total $86,099 during the nine months ended February 28, 2006.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe.  Combined Balancer sales increased 5.4% for the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005.  Balancer sales for the three months ended February 28, 2006 increased 1.4% compared to the same fiscal quarter ended February 28, 2005.  Beginning in March 2004, improving economic conditions in North America resulted in increased sales in that geographic market.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  Many customers in the automotive, bearing and aircraft industries refer to improved economic conditions and its impact on the machine tool industry in North America as the reason for their increased orders, although the growth rate has slowed in the last three quarters.  While those customers are optimistic regarding short term demand for Balancer products, they remain uncertain as to the strength and duration of current business conditions in North America for their products which incorporate the Balancer segment product line.  North American sales decreased 2.2% in the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005.  Market demand in Asia for the Balancer segment products remains strong with that region showing a 55.5% increase for the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005.  The European market remains soft as total Balancer sales into that geographic market declined 32.9% during the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005.  Sales in all Other markets increased to $678,230 in the nine months ended February 28, 2006 compared to the $210,564 for the nine months ended February 28, 2005, a 222% increase.  The large percentage increase was predominately a result of increases in the Japan and South American markets.  As with the North American market, the duration of the strong demand in Asia, Japan and South American markets cannot be forecasted with any certainty.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products. Combined Measurement sales increased 10% for the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005.  Measurement sales for the three months ended February 28, 2006 increased 18.5% when compared to the same fiscal quarter ended February 28, 2005.  As noted below sales can be very cyclical in the Measurement segment.  The business operations and prospects for these two product lines are summarized as follows:

Laser light-scatter products for disk drive and silicon wafer manufacturers – The primary target markets for Measurement products have been disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts. Certain segments of these targeted industries have seen consolidation into very large international manufacturers.  Sales totaled $884,867 for the nine months ended February 28, 2006 compared to the $912,884 for the nine months ended February 28, 2005.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries.  Over the past year, this information has indicated improving demand for and sales of the products of those industries.  Sales to customers in these industries can be very cyclical and therefore the impact of this recovery on sales to the Company’s laser light-scatter products is unknown at this time.

Laser light-scatter products for research organizations – The Company continues to receive inquiries for these products and provide quotes to interested parties.  However, in the current fiscal quarter, no sales of these products were realized.

Dimensional sizing products – These products are marketed and sold into a wide array of industries.  Sales totaled $1,416,568 for the nine months ended February 28, 2006 compared to the $1,178,932 for the nine months ended February 28, 2005.  In Fiscal 2004 Management built a sales distribution network covering all fifty states.  As a result of this action, the Company experienced increasing interest and sales in these products.  During the quarter ended August 31, 2003, Management consolidated the operations related to these products (which had been located in Menlo Park, California) into the Measurement segment operations in Portland, Oregon.  The relocation was completed as of August 31, 2003.   Since relocation to Portland, sales of these products were $1,763,307 and $1,023,278 in Fiscal 2005 and 2004, respectively.

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

Cash Equivalents and Short Term Investments – The Company generally invests excess cash in money market funds and investment grade highly liquid securities. The Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents.  At February 28, 2006, short-term investments are classified as available-for-sale.  The carrying amounts of cash equivalents and short term investments are stated at cost, which approximate fair market value because of their short maturities.  There were no related unrealized holding gains or losses at February 28, 2006.

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

Deferred Tax Assets– The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  In Fiscal 2005 and at November 30, 2005, management concluded future operations would produce sufficient earnings so that a portion of this asset could be used in future periods to reduce federal and state tax liabilities.  Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax asset can be fully utilized.

Intangible Assets – There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.   As of February 28, 2006, management does not believe impairment, as defined above, exists.

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

Discussion of operating results:

Three months ended February 28, 2006 and 2005:

	Three months ended February 28, 2006
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,707,123	100.0	$1,964,995	100.0	$742,128	100.0
Cost of sales	1,293,476	47.8	1,000,603	50.9	292,873	39.5
Gross profit	1,413,647	52.2	$964,392	49.1	$449,255	60.5
Operating expenses	1,172,835	43.3
Operating income	$240,812	8.9

	Three months ended February 28, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,563,121	100.0	$1,937,112	100.0	$626,009	100.0
Cost of sales	1,097,387	42.8	847,084	43.7	250,303	40.0
Gross profit	1,465,734	57.2	$1,090,028	56.3	$375,706	60.0
Operating expenses	1,220,124	47.6
Operating income	$245,610	9.6

Worldwide sales of Balancer products increased 1.4% in the three month period ended February 28, 2006 when compared to the same period in the prior fiscal year as sales to the Asian and Other markets (including Japan and South America) increased by 50.4% and 107.5%, respectively.  These increases were offset by a decrease in the North American market of 5.3% and a continued decline in the European market, which decreased 24.4% in the most current fiscal quarter when compared to the same period in the prior fiscal year.  Unit sales prices of Balancer products are relatively stable in each of the major markets and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The Balancer product sales increase in Asia and Other markets is attributed to expansion of the sales efforts in China and other market regions.  The decreased units sold in Europe are attributed to strong competition and weaker economic conditions in certain European Balancer markets.

Measurement product sales increased by a combined 18.5% in the most current fiscal quarter when compared to the same period in the prior fiscal year as sales of the Company’s dimensional sizing products increased by 38.6% and surface measurement product sales decreased by 6.3%.  The Measurement segment’s largest market, North American, increased 13.1% in the three months ended February 28, 2006 compared to the three months ended February 28, 2005.  Market demand in Asia, the second largest geographic market for Measurement products, showed a 2% increase for the three months ended February 28, 2006 compared to the three months ended February 28, 2005.  The European market continued to report higher sales and showed a sales increase to $80,075 in the most current fiscal quarter when compared to the $19,406 sold in the same period in the prior fiscal year.  The sales increase in Europe is attributed to expansion of the sales efforts in the Measurement product segment.

Cost of sales for the Balancer segment increased (as a percentage of sales) in the most current fiscal quarter when compared to the same period in the prior fiscal year primarily due to the product sales mix as production labor and overhead costs were relatively stable.  Balancer margins were also negatively impacted as a result of higher sales in foreign markets as a large portion of those sales are made through distributors who receive pricing net of commissions and other sales costs.

Sales by the foreign subsidiary totaled $468,029 for the most recent quarter versus $565,890 for the same quarter last year.  Approximately 12.9% of the decrease is due to lower unit sales volumes with the remainder due to the changes in foreign exchange rates between the two fiscal periods.  The lower sales volumes were realized as a result of the continued soft sales in European markets, which were partially offset by increases in other markets.

In the three month period ended February 28, 2006, net income was $197,776 ($.07 per fully diluted share) compared to net income of $252,629 ($.09 per fully diluted share) for the same period last year.  Net income was negatively impacted by the provision for income taxes, which increased to $64,500 for the three month period ended February 28, 2006 compared to the $6,000 provision for income taxes in the same period last year.  As more fully described in Note 6 of the Notes to Consolidated Interim Financial Statements, the provision for income taxes in the current fiscal quarter was not significantly impacted by a reduction in the deferred tax asset valuation allowance.

Nine months ended February 28, 2005 and 2004:

	Nine months ended February 28, 2006
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$7,977,607	100.0	$5,676,172	100.0	$2,301,435	100.0
Cost of sales	3,630,222	45.5	2,758,516	48.6	871,706	37.9
Gross profit	4,347,385	54.5	$2,917,656	51.4	$1,429,729	62.1
Operating expenses	3,499,635	43.9
Operating income	$847,750	10.6

	Nine months ended February 28, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$7,475,645	100.0	$5,383,829	100.0	$2,091,816	100.0
Cost of sales	3,170,129	42.4	2,471,556	45.9	698,573	33.4
Gross profit	4,305,516	57.6	$2,912,273	54.1	$1,393,243	66.6
Operating expenses	3,485,570	46.6
Operating income	$819,946	11.0

Worldwide sales of Balancer products increased 5.4% in the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005 as sales to the Asian markets increased by 55.5% offset by a decline in the North American market of 2.2%.  Sales in all Other markets increased to $678,230 in the nine months ended February 28, 2006 compared to the $210,564 for the nine months ended February 28, 2005, a 222% increase.  These increases were offset by decreases in the European market of 32.9%.  Unit sales prices of Balancer products are relatively stable and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The Balancer product sales increase in Asia and Other markets is attributed to expansion of the sales efforts in China and other market regions.  The decreased units sold in Europe are attributed to strong European competition and weaker economic conditions in certain European markets.  The large percentage increase in Other markets was predominately a result of increases in the Japan and South American markets.

Measurement product sales increased 10% in the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005 as sales of the Company’s dimensional sizing products increased by 20.2% offset by decreases in surface measurement products of 3.1%.  The sales of dimensional sizing products in the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005 increased as they included more unit sales than in the same fiscal period in the prior year.

Cost of sales for both the Balancer and Measurement segments increased (as a percentage of sales) in the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005 primarily due to the product sales mix as production labor and overhead costs were relatively stable.  Margins were also negatively impacted as a result of higher sales in foreign markets as a large portion of those sales are made through distributors who receive pricing net of commissions and other sales costs.

Sales by the foreign subsidiary totaled $1,352,414 for the nine months ended February 28, 2006 compared to sales of $1,564,096 in the nine months ended February 28, 2005.  Approximately 10.4% of the decrease is due to lower unit sales volumes with the remainder due to the changes in foreign exchange rates between the two fiscal periods.  The lower sales volumes were realized as a result of the soft sales in European markets, which were partially offset by increases in other markets primarily located in Asia and South America.

In the nine month period ended February 28, 2006, net income was $835,219 ($.30 per fully diluted share) compared to net income of $821,851 ($.30 per fully diluted share) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 7.9 to 1 at February 28, 2006 compared to 6.5 to 1 at May 31, 2005.  Cash, cash equivalents and available for sale short term investments totaled $2,583,351 as of February 28, 2006 compared to $1,176,959 at May 31, 2005.  As of February 28, 2006 the Company had $1,107,411 in cash and cash equivalents compared to $1,176,959 at May 31, 2005.  As of February 28, 2006 the Company had $1,475,940 in short term investments compared to $-0- at May 31, 2005.   Short term investments consisted of highly liquid A1-P1 rated commercial paper securities maturing through July 2006.

During the nine months ended February 28, 2006, cash provided by operating activities amounted to $1,433,432 with the changes described as follows:

•                  Net income for the nine months ended February 28, 2006 of $835,219 plus one non-cash item: depreciation and amortization of $158,412; less the non-cash increase in deferred tax assets of $243,124 net of a $175,365 tax benefit related to stock options.

•                  Accounts receivable generated cash as the balance decreased by $436,650 to a February 28, 2006 balance of $1,672,493 compared to $2,109,143 at May 31, 2005, a 20.7% decrease. The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•                  Inventories decreased $146,504 to a February 28, 2006 balance of $3,386,809 compared to $3,533,313 at May 31, 2005, a 4.1% decrease.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                  Prepaid expenses increased by $6,452 to $110,744 from a balance of $104,292 at May 31, 2005 with the increase due to prepaid fees, trade show costs and various business and insurance costs.

•                  Trade accounts payable increased by $19,196 to $516,402 from a balance of $497,206 at May 31, 2005 primarily due to normal fluctuations in timing of payment of outstanding payable balances.

•                  Other accrued liabilities (including customer deposits, commissions, payroll items and other accrued expenses) decreased by $91,705 to a balance of $428,473 from $520,178 at May 31, 2005.

During the nine months ended February 28, 2006, net cash used in investing activities was $1,573,582, consisting of net additions to property and equipment of $97,642 and net purchases of short term investments of $1,475,940.  Net cash provided by financing activities amounted to $72,892 which consisted of repayments of long-term obligations of $20,655 net of common stock issued on exercised stock options of $93,547.

The following summarizes contractual obligations at February 28, 2006 and the effect on future liquidity and cash flows:

Years ending February 28,	Long term obligations	Operating leases	Total contractual obligations

2007	$23,437	$39,462	$62,899
2008	8,778	39,462	48,240
2009	—	9,865	9,865
2010	—	—	—
Total	$32,215	$88,789	$121,004

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 28, 2006.  However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments.  The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of February 28, 2006.  Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment.  Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the three months ended February 28, 2006 and 2005 results of operations included gains on foreign currency denominated transactions of $1,630 and $3,605, respectively, while results of operations for the nine months ended February 28, 2006 and 2005 included losses on foreign currency denominated transactions of $10,958 and $368, respectively.

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

PART II - OTHER INFORMATION

Item 6.    Exhibits

Exhibit	Description

3.1

Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the “Company”). Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

3.2	Second Restated Bylaws of the Company Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

(Registrant)

Date:	April 10, 2006	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	April 10, 2006	/s/ Michael S. McAfee
Michael S. McAfee, Chief Financial Officer/Treasurer