Form 10-K
period 2006-05-31
SCHMITT INDUSTRIES INC
filed 2006-08-21
CIK 922612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended: May 31, 2006

or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  000-23996

SCHMITT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1151989
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

2765 N.W. Nicolai Street
Portland, Oregon 97210
(Address of principal executive offices) (Zip Code)

(503) 227-7908
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:                          None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                             Yes ☐     No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11,129,085 based upon the closing price of $5.70 reported for such date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded because such persons may be deemed to be affiliates.  This determination is not necessarily conclusive for other purposes.

        As of July 31, 2006, the registrant had 2,640,045 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.  Business

Introduction

Schmitt Industries, Inc. (the Company), an Oregon corporation, designs, assembles and markets computer-controlled balancing equipment (the Balancer Segment) primarily to the machine tool industry.  Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), an Oregon corporation, the Company designs, manufactures and markets precision laser measurement systems (the Measurement Segment).  The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom.  Effective May 30, 2005, the Company liquidated and dissolved its German subsidiary, Schmitt Europa, GmbH.  The Company’s executive offices are located at 2765 N.W. Nicolai Street, Portland, Oregon 97210, and its telephone number is (503) 227-7908.

Balancer Segment

The Company’s principal product is the Schmitt Dynamic Balance System (the SBS System), consisting of a computer control unit, sensor, spindle-mounting adapter, and balance head.  It is designed as an inexpensive highly accurate permanent installation on grinding machines.  The Company acquired its original balancing equipment technology pursuant to a series of agreements from 1987 through 1991, substantially enhancing and advancing the patented technology since that time.  Since inception the targeted customer base has been operators of grinding machines.

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

Precision grinding is necessary in major manufacturing areas including the automotive industry (camshafts, crankshafts, valves), bearings (roller and tapered types), ceramics (precision shaping), electric motors (shafts), pumps (shafts and turbines), aircraft (engine parts), and general manufacturing.  Precision grinding has an established worldwide presence in all industrialized countries and is expanding as a method of material removal and processing.  Therefore, the Company believes there may be an increase in market growth and demand for products such as the SBS system.  Within the Company’s customer base for the SBS System, there are three major market segments:

Machine Tool Builders - These companies design and manufacture a variety of cylindrical, surface and specialty application grinding machines.  SBS Systems are distributed to a variety of world markets through OEM (original equipment manufacturer) accounts, where a special pricing (20% discount) is offered to the machine builder incorporating the SBS System into its machine.

Examples of some well-known worldwide machine tool builders who have offered and/or installed the SBS System include ANCA (Australia), Capco Machinery (U.S.), Ecotech/SMTW (China/U.S.), Erwin Junker (U.S.), Gleason Works (U.S.), Landis Grinding (U.S.), Kellenberger (U.S.), Koyo Machinery (US, Japan), Micron Machinery Limited (Japan/U.S.), Normac Incorporated (U.S.), NTC Toyama America (U.S./Japan), Okomoto (Japan), Okuma Machine (Japan), Shigiya Machine (Japan), Sumitomo Heavy Industry (Japan), Toyoda Machine (Japan), USACH Technologies, Tschudin (U.S.) and Weldon Machine Tool (U.S.).  The Company currently sells its products directly to major machine builders in the U.S, Western Europe and Asia.

Machine Tool Rebuilders — These customers, found in most, if not all, industrialized nations, develop their business by offering to completely update and refurbish older grinding machines.  These rebuilders typically tear the old machine apart and install new components, such as the SBS System.  The Company currently sells its products directly to major machine rebuilders in the U.S. and Western Europe.

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

In Fiscal 2006, 2005 and 2004, net sales of the Company’s balancing products totaled $7,818,669, $7,430,287 and $5,924,854, respectively.  Net sales of balancing products accounted for 68%, 70% and 74% of the Company’s total sales in Fiscal 2006, 2005 and 2004, respectively.  See Note 10 to Consolidated Financial Statements.

Competition:

Management believes the SBS System is one of only a few fully automatic balancing systems marketed in the world.  Most competitive products require special setup and training or calibration to the specific machine.  The Company believes the SBS System is currently the only balancing product that fits all machines with wheel sizes from 6 to 48 inches in diameter and a spindle rpm of 500 through 12,500.

Competitive products come from European companies located in Switzerland, Germany, Spain and Italy.  These competitors produce electromechanical and water balancers similar to the SBS Systems.  The Company considers these companies, with their established European base, to be the major competitors.  The Company believes that these balancers have electronic deficiencies, rendering them less effective in solving essential balancing requirements.  The Company also believes that they cannot achieve consistent balance levels at low speed (500 rpm) or at high speed (7,500 rpm) as the SBS system can.  In addition, the Company also believes these balancers have inferior brush and cable assemblies that cause down time and high maintenance.  Finally, none of these companies can currently compete effectively with the Company in providing mounting adapters for all grinding machines.

Water balancers are an older European design still on the market that can be supplied by Schmitt when specifically requested by users.  They require expensive plumbing and water chambers to be machined into the wheel hub while the SBS System does not.  They are currently priced about 1.25 times the level of the SBS System.  To install these systems, the grinding machines must be disassembled and parts remachined or replaced within the spindle assembly.  This can take two days, far longer than required to install the SBS system.  The water system is “tuned” or “calibrated” to the machine by a factory service technician while the SBS system can be installed by the operator.  Water systems work at mid- and high-speeds but cannot balance in low rpm environments while SBS products work in both environments.  Water systems require periodic monitoring while the SBS systems require little or no operator monitoring.

The SBS System list price is generally $7,995 worldwide.  Based on published price lists, competitors’ electromechanical systems are priced at $8,000 to $10,000 worldwide while water balancers generally are priced at $9,000 to $11,000 worldwide.  Management believes customers perceive the value of an automatic balancer to be approximately $8,000, a sales price that has been constant for several years.  Company pricing is geared to obtaining a dominant market position and meeting competitive supplier prices.  The market strategy is to establish the SBS System as the foremost product with the best quality, reliability and performance and superior economic value.

Measurement Segment

The Company manufactures and markets a line of laser-based, precision measurement systems and operates a precision laser light scatter measurement laboratory.  Light scatter technology involves using lasers, optics and detectors to direct a beam of light on a material sample and record its reflection/transmission.  Analysis of information can determine material characteristics such as surface roughness, defects and dimensional sizing without introducing contaminants and causing changes to the tested material.  The principal products are laser-based measurement products and technology applicable to both industrial and military markets.  The Company has used patents, patent applications, trademarks and other proprietary technology to focus marketing efforts on industrial markets including electronics, computer disk and silicon wafer manufacturers.

There are four product lines: laser-based light-scatter measurement, dimensional sizing, research and other laser alignment products and a light-scatter measurement laboratory.

Laser-based light-scatter measurement products:

These products use a patented laser light scatter technology to perform rapid, accurate, repeatable and non-destructive, non-contact surface measurement tests that quantify surface micro-roughness.  Products are sold to manufacturers of disk drives and silicon wafers, both industries with fabrication processes that require precise and reliable measurements.

Computer hard disks require exact manufacturing control and a narrow tolerance band for acceptable roughness, with surface roughness outside that narrow band resulting in a reduction in data density or storage capacity.  The Company’s technology simultaneously measures disk surface roughness in two directions, radially, when the read/write head is moving to another disk sector, and circumferentially, when the read/write head is processing information on the disk.  The two separate roughness levels are required for proper head operation.  The Company believes the precise measurement methods provided by its products are not possible through any other cost effective measurement means.  The following two products meet the challenges of disk drive manufacturers:

•                  The TMS-2000-RC (Texture Measurement System) product is an accurate non-contact texture measurement system.  The product (used on aluminum substrates) is currently used worldwide by most major disk drive manufacturers, providing fast, accurate and repeatable microroughness measurements while quadrupling production throughput when compared to other testing devices.  Surface roughness can be measured to levels below 0.5 Angstroms (the point of a needle is one million Angstroms in diameter).

•                  The TMS-2000-DUV-RC product measures the surface microroughness of ceramic/glass rather than aluminum substrates.  Manufacturers require the technology and products to measure surface roughness of these ceramic/glass substrates to the same exact levels as those that measure aluminum.  The Deep Ultra-violet light (DUV) technology and product uses the patented light scatter technology to measure the surface roughness of glass substrates to levels less than 0.5 Angstroms.

Customers include Hitachi/IBM, Seagate Substrates, Western Digital and Komag, Inc.

The Company offers two products devoted to the silicon wafer industry, the TMS-2000W-RC and TMS-3000W-RC.  Both products provide fast, accurate, repeatable measurements for manufacturers of silicon wafers, computer chips and memory devices.  This industry demands manufacturing precision to increase performance and capacity and these products help achieve those goals.  Silicon wafers are carefully cut and polished to provide the base upon which a computer or memory chip is produced.  Therefore, chip manufacturing is extremely dependent on the beginning surface roughness of the wafer.  Since all silicon wafers exhibit a microscopic level of surface roughness, stemming from chemical deposition, grinding, polishing, etching, or any number of other production techniques, some method of measuring these surface characteristics is required.  The wafer measurement products provide a way for customers in this industry to quantify and control their manufacturing process.  The system provides measurements to a few hundredths of an Angstrom, a level unachievable by competing devices.

Dimensional sizing products:

These products are used in a wide range of industrial applications including steel casting, paper production, medical imaging, crane control and micron-level part and surface inspection.  Presently, there are four AccuRange  (AR) product lines: the AR4000 distance measurement sensor, the AR4000 Line Scanner and the AR600 and AR200 series of triangulating laser displacement sensors.

The AR4000 optical distance measurement sensor is used for most diffuse reflective surfaces, but is ideally suited to level and position measurement, machine vision, autonomous vehicle navigation and 3D imaging applications.  It operates by emitting a collimated laser beam that is reflected from the target surface and collected by a sensor.  The sensor is suitable for a wide variety of distance measurement applications that demand high accuracy and fast response times.  Notable features include the operating range for most surfaces (zero to fifty feet), fast response time (50 kHz maximum sample rate), compact and lightweight power design and has a tightly collimated output beam for small spot size.  There are three output beam configurations available: visible infrared, eye safe infrared and reflective tape targets.

The AR4000 Line Scanner is used with the AR4000 to scan and collect distance data over a full circle.  The scanner consists of a balanced, rotating mirror and motor with position encoder and mounting hardware for use with the AR4000.  The scanner deflects the beam 90 degrees, sweeping it through a full circle as it rotates.  The product can scan at rates of up to 2600 lines per minute, sweeps the laser beam through a full 360 degrees and is both compact and lightweight.

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

The AR200 line is the most compact series of triangulating laser displacement sensors.  Four models cover metric measurement ranges from six to fifty millimeters.  All models boast a 1/500 accuracy rating for measurements within twelve microns.  The AR200 sensor is the only sensor of its kind to feature pushbutton selection of output signals.  All models are standard with analog, limit switch and serial outputs.  The AR200 sensors, much like the longer-range AR600 sensors, project a beam of visible laser light that creates a spot on the target surface.  Reflected light from the surface is viewed from an angle by a line scan camera and the target’s distance is computed from the image pixel data.  The AR200-6M, -12M, -25M and -50M have ranges in millimeters that match their model number.  The AR200 displacement sensor cannot be overloaded and measures accurately even when a mirror reflects the entire light beam back to the detector.

Research and other measurement products:

The Company’s CASI Scatterometers are sold to companies and institutions involved in research efforts.  The CASI Scatterometer uses visiable, ultraviolet or infrared laser light as a nondestructive probe to measure surface quality, optical performance, smoothness, appearance, defects and contamination on a wide variety of materials.  These products are measurement instruments providing customers with precise roughness measurements of optical surfaces, diffuse materials, semiconductor wafers, magnetic storage media and precision-machined surfaces, as well as surfaces affecting the cosmetic appearance of consumer products.  Customers include Pratt & Whitney, Boeing, the U.S. Navy and Rockwell Collins North America.

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

Light-scatter measurement laboratory:

The Company provides a highly advanced measurement services laboratory, using CASI Scatterometers, to a wide variety of industrial and commercial businesses that require precise measurements only advanced laser light scatter technology can provide.  The true value of the laboratory is not only its extremely precise measurement capability but also the test item is not altered, touched or destroyed.  Thus, the laboratory is widely used by manufacturers of critical optical components in aerospace and defense systems, including such companies as Aerojet, AT&T Bell Labs, Eastman Kodak, General Electric, IBM, NASA and other industrial companies, universities and government agencies.

In Fiscal 2006, 2005 and 2004, net sales of Measurement products totaled $3,684,691, $3,160,942 and $1,999,912 respectively and accounted for 32%, 30% and 25% of the Company’s total sales in Fiscal 2006, 2005 and 2004 respectively.  See Note 10 to Consolidated Financial Statements.

Sales by Geographic Area

In Fiscal 2006, 2005 and 2004, the Company recorded net sales of its products in the United States, its country of domicile, of $5,709,044, $5,610,274 and $4,320,421, respectively.  Sales in the last three Fiscal years by geographic areas are:

	North America	Europe	Asia	Others
Fiscal 2006	$5,878,538	$1,764,347	$2,919,556	$940,919
Fiscal 2005	$5,872,740	$2,076,089	$2,122,384	$520,016
Fiscal 2004	$4,520,940	$1,777,250	$1,365,840	$260,736

Business and Marketing Strategy

The Company designs, assembles and markets all of its products with operations divided into a number of different areas.

Balancer Segment Products:

The Vice President of Operations directs production of Balancer segment products including production, assembly, and purchasing, engineering and technical services.  Product marketing for all Balancer segment products is managed by the President/CEO.  Two marketing managers are responsible for domestic sales , one marketing manager is responsible for sales in Europe and another is responsible for sales in mainland China, Taiwan and Korea.  The Company also has one person who performs field service/sales.  Finally, research and development efforts are supervised directly by the President/CEO and the Vice President of Operations.

The Company markets and sells the Balancer segment products in a variety of ways.  First are the channels provided by independent manufacturer’s representatives and distributors.  There are currently approximately 25 individuals and/or organizations in the United States acting in one of these capacities.  Independent sales agents are paid a 10% commission; distributors are sold products at a 20% discount.

Second, OEMs include the Balancer segment products on the machine tools they produce.  Users thus purchase the Balancer segment products concurrently with the machine tools.  Conversely, end users of grinding machines that have purchased the SBS system directly from the Company, and after enjoying the benefits of the products, often request that SBS products be included with the new equipment they order from OEMs.  The SBS Systems are often installed by machine builders prior to displaying their own machine tools at various trade shows, becoming endorsements that prove beneficial to the Company’s sales efforts.

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

Similar to the Balancer segment, the Measurement segment uses a variety of methods to market and sell its products.  First, a Marketing Manager, under the direction of the President/CEO, directs the overall worldwide marketing efforts for surface measurement products.  Second, both a marketing and a sales manager, again under the direction of the President/CEO, direct the overall worldwide marketing and sales efforts for dimensional sizing products.  Third, the Company has an exclusive distribution agreement with a company in Asia for the promotion and sale of surface measurement products in China, Taiwan, Malaysia, Singapore, Thailand and the Philippines.  In addition, there are distribution agreements with one company in Japan and two in Korea.  Fourth, trade shows represent a significant amount of marketing/sales effort.  The President/CEO attends these events along with various Company representatives.  These individuals operate a display booth featuring demonstrations of Measurement segment products along with product and technical literature.  Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows.  Finally, one of the best marketing channels is the testing laboratory.  Once customers see the capabilities of the technology, it can lead to orders for the Company’s laser based light scatter measurement products.

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

The Company’s Quality Control Program first received full ISO 9001 certification in 1996.  On November 4, 2005, the Company received its certification to the newer ISO 9001:2000 requirements.

Proprietary Technology

The Company’s success depends in part on its proprietary technology, which the Company attempts to protect through patents, copyrights, trademarks, trade secrets and other measures.  The Company has U.S. patents covering both Balancer and Measurement products, processes and methods that the Company believes provide it with a competitive advantage.  The Company has a policy of seeking patents where appropriate on inventions concerning new products and improvements developed as part of its ongoing research, development and manufacturing activities.  While patents provide certain legal rights of enforceability, there can be no assurance the historic legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses as to issued patents will, in fact, be considered substantial in the future.  There can be no assurance as to the degree and range of protection any patent will afford and whether patents will be issued or the extent to which the Company may inadvertently infringe upon patents granted to others.

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

During Fiscal 2006, 2005 and 2004, the Company’s research and development expense totaled $81,815, $42,395 and $30,370, respectively.  The Fiscal 2006 levels are higher than in prior years as the Company devoted much of its 2005 and 2004 internal labor efforts (most R&D costs are internal labor costs) to expanding production levels and the transition of engineering and production of dimensional sizing products from Menlo Park, CA to Portland, OR.  Management expects amounts expended for R&D in Fiscal 2007 to increase over the levels experienced in Fiscal 2006.

Employees

As of July 19, 2006, the Company employed 38 individuals worldwide on a full-time basis.  There were no regular part-time employees.  None of the Company’s employees is covered by a collective bargaining agreement.

Item 1A.  Risk Factors

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

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers.  Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions continued into Fiscal 2004 and consequently, demand for drives fell over these periods.  As the operations of those companies suffered, they in turn reduced capital spending resulting in minimal demand for and sporadic sales of the Company’s laser light-scatter products.  Industry forecasts are for improving conditions, and the Company experienced increasing sales in Fiscal 2005 and 2006 to those industries.  However, the long-term impact on demand for the Company’s surface Measurement products cannot be predicted with any certainty.

The semiconductor industry has also faced a down cycle over the past few fiscal years.  Beginning in Fiscal 2002, the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth and these conditions continued into Fiscal 2004.  The result is similar to disk drive manufacturers in that capital spending has declined significantly and consequently so has demand for and sales of the Company’s wafer products.  The Company experienced increasing sales in Fiscal 2006 to those industries.  However, the long-term impact on demand for the Company’s wafer products cannot be predicted with any certainty.

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

New products may not be developed to satisfy changes in consumer demands:

The failure to develop new technologies, or react to changes in existing technologies, could materially delay development of new products, which could result in decreased revenues and a loss of market share to competitors.  Financial performance depends on the ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis.  New product opportunities may not be identified and developed and brought to market in a timely and cost-effective manner.  Products or technologies developed by other companies may render products or technologies obsolete or noncompetitive, or a fundamental shift in technologies in the product markets could have a material adverse effect on the Company’s competitive position within historic industries.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings with total approximate square footage of 40,500 square feet.  SEL occupies a 1,893-square foot facility in Coventry, England pursuant to a three-year lease beginning June 1, 2005 with a basic monthly rent of £1,875 (approximately $3,512 as of May 31, 2006).

Item 3.    Legal Proceedings

There are no material legal proceedings currently pending against the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 2006.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “SMIT.”

The following tables set forth the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Capital Market for the periods indicated.

Year Ended May 31, 2006	High	Low
First Quarter	$11.95	$7.69
Second Quarter	$9.10	$5.40
Third Quarter	$7.47	$5.47
Fourth Quarter	$8.39	$5.78

Year Ended May 31, 2005	High	Low
First Quarter	$8.16	$2.20
Second Quarter	$9.54	$5.65
Third Quarter	$9.71	$5.82
Fourth Quarter	$9.70	$6.23

As of July 31, 2006, there were 2,640,045 shares of Common Stock outstanding held by approximately 175 holders of record.  The number of holders does not include individual participants in security position listings; the Company believes that there are more than 2,000 individual holders of shares of Common Stock.

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

The following table summarized information about equity awards under the Company’s equity compensation plans at May 31, 2006:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	a	b	c
Equity compensation plans approved by security holders	216,496	$2.52	352,178
Equity compensation plans not approved by security holders	—	—	—
	216,496	$2.52	352,178

Item 6.    Selected Financial Data

In thousands, except per share information

Year Ended	5/31/06	5/31/05	5/31/04	5/31/03	5/31/02
Sales	$11,503	$10,591	$7,925	$7,420	$6,875
Net Income (Loss)	$1,350	$1,608	$517	$(1,487)	$(1,599)
Net Income (Loss) Per Share, Basic	$.52	$.64	$.21	$(.60)	$(.64
Weighted Average No. Shares, Basic	2,606	2,528	2,439	2,468	2,488
Net Income (Loss) Per Share, Diluted	$.49	$.59	$.20	$(.60)	$(.64)
Weighted Average No. Shares, Diluted	2,746	2,709	2,524	2,468	2,488
Stockholders’ Equity	$9,814	$7,979	$6,114	$5,665	$7,251
Total Assets	$10,927	$9,075	$7,100	$6,272	$8,161
Long-term Debt (including current portion)	$22	$53	$67	$24	$280

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

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe.  Combined Balancer sales increased 5.2% for the year ended May 31, 2006 compared to the year ended May 31, 2005.  Beginning in March 2004, improving economic conditions in North America resulted in increased sales in that geographic market.  Sales people, representatives and distributors throughout these geographic areas spend a large amount of time with targeted customers.  Many customers in the automotive, bearing and aircraft industries refer to improved economic conditions and its impact on the machine tool industry in North America as the reason for their increased orders, although the growth rate has slowed in the last three quarters.  While those customers are optimistic regarding short term demand for Balancer products, they remain uncertain as to the strength and duration of current business conditions in North America for their products which incorporate the Balancer segment product line.  North American Balancer sales decreased 0.7% in the year ended May 31, 2006 compared to the year ended May 31, 2005.  Market demand in Asia for the Balancer segment products remains strong with that region showing a 49.5% increase for the year ended May 31, 2006 compared to the year ended May 31, 2005.  The European market remains soft as total Balancer sales into that geographic market declined 25.7% during the year ended May 31, 2006 compared to the year ended May 31, 2005.  Sales in all Other markets increased to $845,198 in the year ended May 31, 2006 compared to the $426,656 for the year ended May 31, 2005, a 98.1% increase.  The large percentage increase was predominately a result of increases in the Japan and South American markets.  As with the North American market, the duration of the strong demand in Asia, Japan and South American markets cannot be forecasted with any certainty.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products. Combined Measurement sales increased 16.6% for the year ended May 31, 2006 compared to the year ended May 31, 2005.  As noted below sales can be very cyclical in the Measurement segment.  The business operations and prospects for these two product lines are summarized as follows:

Laser light-scatter products— The primary target markets for Measurement products have been disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts. Certain segments of these targeted industries have seen consolidation into very large international manufacturers.  Sales totaled $1,948,386 for the year ended May 31, 2006 compared to the $1,396,806 for the year ended May 31, 2005.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries.  Over the past year, this information has indicated improving demand for and sales of the products of those industries.  Sales to customers in these industries can be very cyclical and therefore the impact of this recovery on sales to the Company’s laser light-scatter products is unknown at this time.

Laser light-scatter products from research organizations — The Company continues to receive inquiries for these products and provide quotes to interested parties.  However, in the current fiscal year, no sales of these products were realized.

Dimensional sizing products — These products are marketed and sold into a wide array of industries.  Sales totaled $1,736,305 for the year ended May 31, 2006 compared to the $1,764,136 for the year ended May 31, 2005.  In Fiscal 2004, management built a sales distribution network covering all fifty states.  As a result of this action, the Company experienced increasing interest and sales in these products.  During the quarter ended August 31, 2003, management consolidated the operations related to these products (which had been located in Menlo Park, California) into the Measurement segment operations in Portland, Oregon.  The relocation was completed as of August 31, 2003.  Since relocation to Portland, sales of these products have increased from the $1,023,278 reported in Fiscal 2004.

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

Cash Equivalents and Short Term Investments — The Company generally invests excess cash in money market funds and investment grade highly liquid securities. The Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents.  At May 31, 2006, short-term investments are classified as available-for-sale.  The carrying amounts of cash equivalents and short term investments are stated at cost, which approximate fair market value because of their short maturities.  There were no related unrealized holding gains or losses at May 31, 2006.

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

Deferred Tax Assets— The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  In Fiscal 2005 and at November 30, 2005, management concluded future operations would produce sufficient earnings so that a portion of this asset could be used in future periods to reduce federal and state tax liabilities.  Management continues to review the level of the valuation allowance on a quarterly basis.  There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax asset can be fully utilized.

Intangible Assets — There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of  future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  As of May 31, 2006, management does not believe impairment, as defined above, exists.

Recently issued accounting pronouncements:

The Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs - an Amendment to ARB No. 43, Chapter 4” in November 2004.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company does not expect this pronouncement to have a material impact on the financial statements.

The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  The Company does not expect this pronouncement to have a material impact on the financial statements.

The FASB revised SFAS No. 123R, “Share-Based Payment” in December 2004.  Under the revised standard, the Company will be required to recognize compensation cost, related to its stock options, beginning in the first fiscal quarter of the year beginning June 1, 2006.  The cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued.  The Company expects the effect of this pronouncement to approximate the pro forma amounts disclosed in Note 2 of the Notes to Consolidated Financial Statements.

The FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in June 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The provisions of FIN 48 are effective for our fiscal year beginning June 1, 2007.  We are currently evaluating the impact of the provisions of FIN 48.

Discussion of operating results:

	Year ended May 31, 2006
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$11,503,360	100.0%	$7,818,669	100.0%	$3,684,691	100.0%
Cost of sales	5,029,714	43.7%	3,772,692	48.3%	1,257,022	34.1%
Gross profit	6,473,646	56.3%	$4,045,977	51.7%	$2,427,669	65.9%
Operating expenses	4,740,050	41.2%
Operating income	$1,733,596	15.1%

	Year ended May 31, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$10,591,229	100.0%	$7,430,287	100.0%	$3,160,942	100.0%
Cost of sales	4,460,769	42.1%	3,473,858	46.8%	986,911	31.2%
Gross profit	6,130,460	57.9%	$3,956,429	53.2%	$2,174,031	68.8%
Operating expenses	4,914,000	46.4%
Operating income	$1,216,460	11.5%

	Year Ended May 31, 2004
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$7,924,766	100.0%	$5,924,854	100.0%	$1,999,912	100.0%
Cost of sales	3,405,761	43.0%	2,727,405	46.0%	678,356	33.9%
Gross profit	4,519,005	57.0%	$3,197,449	54.0%	$1,321,556	66.1%
Operating expenses	4,081,739	51.5%
Operating income	$437,266	5.5%

Worldwide sales of Balancer products increased 5.2% in the year ended May 31, 2006 compared to the year ended May 31, 2005 as sales to the Asian markets increased by 49.5% offset by a decline in the North American market of 0.7%.  Sales in all Other markets increased to $845,198 in the year ended May 31, 2006 compared to the $426,656 for the year ended May 31, 2005, a 98.1% increase.  These increases were offset by decreases in the European market of 25.7%.  Unit sales prices of Balancer products are relatively stable and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The Balancer product sales increase in Asia and Other markets is attributed to expansion of the sales efforts in China and other market regions.  The decreased units sold in Europe are attributed to strong European competition and weaker economic conditions in certain European markets.  The large percentage increase in Other markets was predominately a result of increases in the Japan and South American markets.

Measurement product sales increased 16.6% in the year ended May 31, 2006 compared to the year ended May 31, 2005 as sales of the Company’s surface measurement products increased by 39.5% offset by slight decrease in dimensional sizing products of 1.6%.  The sales of surface measurement products in the year ended May 31, 2006 compared to the year ended May 31, 2005 increased as they included more unit sales than in the same fiscal period in the prior year.

Cost of sales for both the Balancer and Measurement segments increased (as a percentage of sales) in the year ended May 31, 2006 compared to the year ended May 31, 2005 primarily due to the product sales mix as production labor and overhead costs were relatively stable.  Margins were also negatively impacted as a result of higher sales in foreign markets as a large portion of those sales are made through distributors who receive pricing net of commissions and other sales costs.

The decrease in operating expenses between Fiscal 2006 and 2005 occurred primarily due to the reduction of operating expenses in the Company’s foreign operations resulting from the liquidation and dissolution of its the German subsidiary, Schmitt Europa, GmbH, effective May 30, 2005.  The costs in the foreign operations decreased due to the reduction in sales and administration staff that occurred due to the consolidation of Schmitt Europa, GmbH operations into Schmitt Europe Ltd.  The increase in operating expenses between Fiscal 2005 and 2004 occurred primarily due to the higher levels of sales.

Sales by Schmitt Europe Ltd. totaled $1,810,377 for the year ended May 31, 2006 compared to sales of $2,119,103 in the year ended May 31, 2005.  Approximately 10.5% of the decrease was due to lower unit sales volumes with the remainder due to the changes in foreign exchange rates between the two fiscal periods.  The lower sales volumes were realized as a result of the soft sales in European markets, which were partially offset by increases in other markets primarily located in Asia and South America.

Net sales outside North America accounted for approximately 49% of the Company’s revenues in Fiscal 2006, 45% in Fiscal 2005 and 43% in Fiscal 2004.  Some foreign customers purchase in their own country’s currencies, thereby imposing on the Company a currency risk.  Of total sales in Fiscal 2006, 2005 and 2004, approximately 15%, 20% and 23%, respectively, were denominated in currencies other than U.S. dollars.  To date, currency fluctuations have had minimal impact on sales.  However, significant variations in the value of the U.S. dollar, relative to currencies of countries in which the Company has significant competitors, can impact future sales.  The Company does not engage in currency hedging.  In addition, the longer payment cycles of international sales can have a negative impact on liquidity.  The Company believes international sales will continue to grow in future periods.

The net income for Fiscal 2006 of $1,350,129 ($0.49 per fully diluted share) compared to net income of $1,608,140 ($0.59 per fully diluted share) and net income of $516,585 ($0.20 per fully diluted share) in Fiscal 2005 and 2004, respectively.  Net income in Fiscal 2006 included a $280,223 reduction in the deferred tax asset valuation allowance which reduced the Fiscal 2006 income tax provision.  Net income in Fiscal 2005 included two significant items; a foreign exchange loss of $174,274 which was incurred due to the closure of the German subsidiary (Schmitt Europa, GmbH); and $640,000 income tax benefit due to the reduction in the deferred tax asset valuation allowance.  Management believes the effective tax rate in future periods will reflect a normal combined state and federal rate.

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

In Fiscal years 2006, 2005 or 2004, sales to any single customer did not exceed 10% of total revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 8.1 to 1 at May 31, 2006 compared to 6.5 to 1 at May 31, 2005.  Cash, cash equivalents and available for sale short term investments totaled $3,538,012 as of May 31, 2006 compared to $1,176,959 at May 31, 2005.  As of May 31, 2006 the Company had $1,552,072 in cash and cash equivalents compared to $1,176,959 at May 31, 2005.  As of May 31, 2006 the Company had $1,985,940 in short term investments compared to $-0- at May 31, 2005.  Short term investments consisted of highly liquid A1-P1 rated commercial paper securities maturing through September 2006.

During the year ended May 31, 2006, cash provided by operating activities amounted to $2,358,936 with the changes described as follows:

•               Net income for the year ended May 31, 2006 of $1,350,129 plus one non-cash item: depreciation and amortization of $210,606; less the non-cash increase in deferred tax assets of $28,460 net of a $335,238 tax benefit related to stock options.

•               Accounts receivable generated cash as the balance decreased by $126,053 to a May 31, 2006 balance of $1,983,090 compared to $2,109,143 at May 31, 2005, a 6% decrease. The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•               Inventories decreased $291,723 to a May 31, 2006 balance of $3,241,590 compared to $3,533,313 at May 31, 2005, a 8.3% decrease.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•               Prepaid expenses decreased by $26,666 to $77,626 from a balance of $104,292 at May 31, 2005 with the decrease due to prepaid fees, trade show costs and various business and insurance costs.

•               Trade accounts payable used cash as the balance decreased by $93,716 to $403,490 from a balance of $497,206 at May 31, 2005 primarily due to normal fluctuations in timing of payment of outstanding payable balances.

•               Other accrued liabilities (including customer deposits, commissions, payroll items and other accrued expenses) increased by $106,607 to a balance of $626,785 from $520,178 at May 31, 2005.

During the year ended May 31, 2006, net cash used in investing activities was $2,102,808, consisting of net additions to property and equipment of $116,868 and net purchases of short term investments of $1,985,940.  Net cash provided by financing activities amounted to $84,382 which consisted of repayments of long-term obligations of $31,258 net of common stock issued on exercised stock options of $115,640.

The following summarizes contractual obligations at May 31, 2006 and the effect on future liquidity and cash flows:

Years ending May 31,	Capital Lease and Purchase Contract	Operating Leases	Total Contractual Obligations
2007	$15,204	$63,026	$78,230
2008	6,408	63,026	69,434
2009	—	8,550	8,550
Thereafter	—	521	521
Total	$21,612	$135,123	$156,735

Management has historically responded to business challenges that had a negative impact on operations and liquidity by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products.  As a result of these efforts, results of operations and cash flow from operations have improved.  Management believes its cash flows from operations, its available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2007.  However, in the event the Company fails to achieve its operating and financial goals for Fiscal 2007, management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of cost cutting measures and/or entering into additional borrowing arrangements collateralized by assets.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2006.  However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments.  The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of May 31, 2006.  Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment.  Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue.  The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the years ended May 31, 2006, 2005 and 2004, results of operations included gains (losses) on foreign currency translation of $(9,757), $(184,106) and $40,608, respectively.  The foreign exchange loss in Fiscal 2005 was directly attributable to the closure, liquidation and pending dissolution of the Company’s German subsidiary, Schmitt Europa, GmbH.  In the fourth quarter of Fiscal 2005, management chose to terminate the only two employees in that country, eliminating the need for a separate German company.  As there will be no future activity in that subsidiary, the accumulated foreign exchange loss, included in other comprehensive income on the balance sheet in prior periods, was recognized in the fourth quarter of Fiscal 2005.  The foreign exchange gains or losses in Fiscal 2006 and 2004 are primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8.                    Financial Statements and Supplementary Data

Schmitt Industries, Inc.

Consolidated Balance Sheets
	May 31, 2006	May 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$1,552,072	$1,176,959
Short-term investments	1,985,940	—
Accounts receivable, net of allowance of $52,186 and $41,366
at May 31, 2006 and May 31, 2005, respectively	1,983,090	2,109,143
Inventories	3,241,590	3,533,313
Prepaid expenses	77,626	104,292
Deferred tax asset	116,080	92,319
	8,956,398	7,016,026
Property and equipment
Land	299,000	299,000
Buildings and improvements	1,275,922	1,214,348
Furniture, fixtures and equipment	1,180,648	1,120,946
Vehicles	96,849	96,849
	2,852,419	2,731,143
Less accumulated depreciation and amortization	(1,643,047)	(1,462,637)
	1,209,372	1,268,506
Other assets
Long-term deferred tax asset	552,380	547,681
Other assets	208,405	243,009
	760,785	790,690

Total assets	$10,926,555	$9,075,222

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$403,490	$497,206
Accrued commissions	250,835	275,745
Accrued payroll liabilities	138,801	102,883
Other accrued liabilities	237,149	141,550
Income taxes payable	60,237	26,147
Current portion of long-term obligations	15,204	32,114
	1,105,716	1,075,645

Long-term obligations	6,408	20,756

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,625,045 and 2,559,687 shares issued and outstanding at May 31, 2006 and May 31, 2005, respectively	7,946,976	7,496,098
Accumulated other comprehensive loss	(220,051)	(254,654)
Retained earnings	2,087,506	737,377
	9,814,431	7,978,821
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,926,555	$9,075,222

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

Consolidated Statements of Operations
For The Years Ended May 31, 2006, 2005 and 2004
	2006	2005	2004

Net sales	$11,503,360	$10,591,229	$7,924,766
Cost of sales	5,029,714	4,460,769	3,405,761
Gross profit	6,473,646	6,130,460	4,519,005

Operating expenses:
General, administration and sales	4,658,235	4,871,605	4,051,369
Research and development	81,815	42,395	30,370
Total operating expenses	4,740,050	4,914,000	4,081,739

Operating income	1,733,596	1,216,460	437,266

Other income (expense)
Gain (loss) on foreign currency exchange	(9,757	(184,106)	40,608
Miscellaneous income (expense)	59,833	(30,214	45,511
Loss on write-down of long-term investment	—	—	(6,800
Total other income (expense)	50,076	(214,320	79,319

Income before income taxes	1,783,672	1,002,140	516,585

Provision (benefit) for income taxes	433,543	(606,000)	—

Net income	$1,350,129	$1,608,140	$516,585

Net income per common share, basic	$0.52	$0.64	$0.21

Weighted average number of common shares, basic	2,606,039	2,527,665	2,438,895

Net income per common share, diluted	$0.49	$0.59	$0.20

Weighted average number of common shares, diluted	2,746,402	2,708,797	2,524,050

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.
Consolidated Statements of Cash Flows

For The Years Ended May 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows relating to operating activities
Net income	$1,350,129	$1,608,140	$516,585
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	210,606	214,933	188,314
Deferred taxes	(28,460)	(640,000)	—
Tax benefit related to stock options	335,238	—	—
Write-down of long-term investment	—	—	6,800
(Increase) decrease in:
Accounts receivable	126,053	(293,726)	(491,217)
Inventories	291,723	(618,220)	(189,162)
Prepaid expenses	26,666	20,056	42,844
Income taxes receivable	—	35,894	(3,235)
Increase(decrease) in:
Accounts payable	(93,716)	(68,340)	210,217
Accrued liabilities and customer deposits	106,607	166,131	127,014
Income taxes payable	34,090	26,147	—
Net cash provided by operating activities	2,358,936	451,015	408,160
Cash flows relating to investing activities
Purchase of short-term investments	(1,985,940)	—	—
Maturities of short-term investments	—	—	—
Purchase of property and equipment	(116,868)	(93,060)	(108,796)
Disposals of property and equipment	—	—	(1,686)
Net cash used in investing activities	(2,102,808)	(93,060)	(110,482)
Cash flows relating to financing activities
Additions to long-term obligations	—	—	—
Repayments on long-term obligations	(31,258)	(42,064)	(35,678)
Common stock issued on exercise of stock options	115,640	135,279	67,835
Common stock repurchased	—	—	(40,000)
Net cash provided by financing activities	84,382	93,215	(7,843)

Effect of foreign exchange translation on cash	34,603	121,595	(95,886)

Increase in cash and cash equivalents	375,113	572,765	193,949

Cash and cash equivalents, beginning of period	1,176,959	604,194	410,245

Cash and cash equivalents, end of period	$1,552,072	$1,176,959	$604,194

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$872	$1,083	$4,330
Cash paid during the period for income taxes	$139,065	$7,853	$4,035

Supplemental Schedule of Noncash Investing and Financing Activities
Fixed assets financed	$—	$27,861	$78,447

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2006, 2005 AND 2004

	Common Stock		Accumulated other comprehensive	Retained		Total comprehensive
	Shares	Amount	loss	earnings	Total	income (loss)

Balance, May 31, 2003	2,457,932	$7,332,984	$(280,363)	$(1,387,348)	$5,665,273

Common stock repurchased	(40,000)	(40,000)	—	—	(40,000)
Stock options exercised	56,529	67,835	—	—	67,835
Net income	—	—	—	516,585	516,585	$516,585
Other comprehensive (loss)	—	—	(95,886)	—	(95,886)	(95,886)
Balance, May 31, 2004	2,474,461	7,360,819	(376,249)	(870,763)	6,113,807

Comprehensive income, year ended May 31, 2004						$420,699

Stock options exercised	85,226	135,279	—	—	135,279
Net income	—	—	—	1,608,140	1,608,140	$1,608,140
Other comprehensive income	—	—	121,595	—	121,595	121,595
Balance, May 31, 2005	2,559,687	7,496,098	(254,654)	737,377	7,978,821

Comprehensive income, year ended May 31, 2005						$1,729,735

Stock options exercised and related
tax benefit of $335,238	65,358	450,878	—	—	450,878
Net income	—	—	—	1,350,129	1,350,129	$1,350,129
Other comprehensive income	—	—	34,603	—	34,603	34,603
Balance, May 31, 2006	2,625,045	$7,946,976	$(220,051)	$2,087,506	$9,814,431

Comprehensive income, year ended May 31, 2006						$1,384,732

The accompanying notes are an integral part of these consolidated statements

Schmitt Industries, Inc.
Notes to Consolidated Financial Statements
For The Years Ended May 31, 2006, 2005 and 2004

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

Cash Equivalents and Short Term Investments

The Company generally invests excess cash in money market funds and investment grade highly liquid securities.  The Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents.  At May 31, 2006, short-term investments are classified as available-for-sale.  The carrying amounts of cash equivalents and short term investments are stated at cost, which approximate fair market value because of their short maturities.  There were no related unrealized holding gains or losses at May 31, 2006.

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

Inventory

Inventory is valued at the lower of cost or market with cost determined on the average cost basis.  As of May 31, 2006 and 2005, inventories consisted of raw materials ($1,578,767 and $1,830,748, respectively), work-in-process ($368,592 and $127,001, respectively), and finished goods ($1,294,231 and $1,575,564, respectively).

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

Advertising

Advertising costs included in general, administrative and selling, are expensed when the advertising first takes place.  Advertising expense was $82,322, $87,853 and $86,648 for the fiscal years ended May 31, 2006, 2005 and 2004, respectively.

Research and Development Costs

Research and development costs, which are predominately internal labor costs, are charged to expense when incurred.

Stock-Based Compensation

The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  No stock-based employee compensation cost is reflected in net income because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	2006	2005	2004
Net income, as reported	$1,350,129	$1,608,140	$516,585
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(120,411)	(230,865)	(28,937)
Pro forma net income	$1,229,718	$1,377,275	$487,648

Earnings per share — basic
As reported	$0.52	$0.64	$0.21
Pro forma	$0.47	$0.54	$0.20
Earnings per share — diluted
As reported	$0.49	$0.59	$0.20
Pro forma	$0.45	$0.51	$0.19

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

Intangible Assets

There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable.  Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of  future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  As of May 31, 2006, management does not believe impairment, as defined above, exists.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk are trade accounts receivable.  Credit terms generally include a discount of 1-1/2% if the invoice is paid within ten days, with the net amount payable in 30 days.

Financial Instruments

Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company’s long-term debt approximates the carrying value.  Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, short term investments, accounts receivable and accounts payable) also approximate fair value because of their short-term maturities.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recently issued accounting pronouncements:

The Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs - an Amendment to ARB No. 43, Chapter 4” in November 2004.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company does not expect this pronouncement to have a material impact on the financial statements.

The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The Company does not expect this pronouncement to have a material impact on the financial statements.

The FASB issued SFAS No. 123R, “Share-Based Payment” in December 2004.  Under the revised standard, the Company will be required to recognize compensation cost, related to its stock options, beginning in the first fiscal quarter of the year beginning June 1, 2006.  The cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued.  The Company will use the modified prospective transition method and will continue to value stock-based compensation utilizing the Black-Scholes valuation model.  The Company has evaluated the provisions of SFAS No. 123R and expects its adoption will have a material impact on the Company’s consolidated results of operations and earnings per share, as the stock-based compensation expense will be charged directly against the Company’s reported earnings. The amount of expense that will be recognized is largely dependent on several variables, including the level of share-based payments that will be granted during the fiscal year in addition to the assumptions used in the valuation model.  The Company estimates that a total of approximately $90,000 will be recorded as additional compensation expense over the period beginning with the quarter ending August 31, 2006 through the fiscal year ending May 31, 2009, for all options which are outstanding as of May 31, 2006, but which were not yet vested.  The adoption of SFAS No. 123R will not have any effect on the Company’s cash flows or liquidity as stock-based compensation is a non-cash expense.  See Stock-Based Compensation in Note 2 and Note 11.

The FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in June 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The provisions of FIN 48 are effective for our fiscal year beginning June 1, 2007.  We are currently evaluating the impact of the provisions of FIN 48.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 amounts to conform to 2006 presentations.

NOTE 3

ACCOUNTS RECEIVABLE

Changes in the Company’s allowance for doubtful accounts are as follows:

	2006	2005
Beginning balance	$41,366	$32,550
Bad debt expense	39,513	40,527
Accounts written off	(28,693)	(31,711)
Ending balance	$52,186	$41,366

NOTE 4

INVENTORIES

Changes in the Company’s allowance for slow moving inventories are as follows:

	2006	2005
Beginning balance	$163,414	$172,696
Items added to allowance	18,777	94,664
Items used in production	(9,246)	(103,946)
Ending balance	$172,945	$163,414

NOTE 5

LINE OF CREDIT

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles.  Interest is payable at the bank’s prime rate, 8% as of May 31, 2006, and the agreement expires on September 1, 2007. There were no outstanding balances on the line of credit at May 31, 2006.

NOTE 6

INCOME TAXES

The provision (benefit) for income taxes was as follows:

	Years ended May 31,
	2006	2005	2004
Current	$109,100	$34,000	$—
Deferred	604,666	420,167	226,827
Decrease in valuation allowance	(280,223)	(1,060,167)	(226,827)
Total (benefit from) provision for income taxes	$433,543	$(606,000)	$—

Deferred tax assets (liabilities) are comprised of the following components:

	2006	2005
Depreciation	$62,869	$65,749
Net operating loss carryforwards	197,958	637,258
Deferred taxes related to the decline in fair
market value of long-term investment	694,696	694,696
Other deferred items, net	500,569	330,175
Gross deferred tax assets	1,456,092	1,727,878
Deferred tax asset valuation allowance	(787,632)	(1,087,878)
Net deferred tax asset	$668,460	$640,000

The Net deferred tax asset is classified as follows:

	2006	2005
Current deferred tax asset	$116,080	$92,319
Long-term deferred tax asset	552,380	547,681
Net deferred tax asset	$668,460	$640,000

The Company’s U.S. federal and state net operating loss carryforwards expire through Fiscal 2025.

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

In Fiscal 2005, management concluded future operations would produce sufficient earnings so that a portion of the net deferred tax asset could be used in future periods to reduce federal and state tax liabilities.  As a result, the valuation reserve for this asset was reduced as of May 31, 2005 to reflect the amount of the asset management expected to utilize in future fiscal periods.  During Fiscal 2006, management concluded future operations would produce sufficient earnings so that additional portions of this asset could be used in future periods to reduce federal and state tax liabilities and the allowance was reduced to reflect the amount of the deferred tax asset management believes can be utilized in Fiscal 2006 and beyond.  Management believes the effective tax rate in future periods will reflect a normal combined state and federal rate.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax (loss) income due to the following:

	Years ended May 31,
	2006	2005	2004
Statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.4	4.4	—
Change in deferred tax valuation allowance	(15.7)	(105.8)	(43.9)
Permanent and other differences	1.6	6.9	9.9
Effective tax rate	24.3%	(60.5)%	—%

NOTE 7

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996.  Employees must meet certain age and service requirements to be eligible.  Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company.  The Company may further make either a profit sharing contribution or a discretionary contribution.  As of June 1, 2005 the Company resumed matching contributions in conjunction with employee contributions to the plan and made contributions totaling $45,041 during Fiscal 2006.  There were no contributions made by the Company to this Plan during the years ended May 31, 2005 and 2004.

NOTE 8

LONG-TERM OBLIGATIONS

During Fiscal 2005, the Company entered into a purchase contract for $27,861.  The agreement calls for monthly principal and interest payments of $810 and carries interest at 1.9%.  During Fiscal 2004, the Company entered into an equipment lease, which was treated as a capital lease, and a purchase contract totaling $78,477.  The agreements call for monthly principal payments of $832 and $2,131 and both carry no interest.  One lease expired in Fiscal 2006 and the second expires in Fiscal 2007.  Equipment recorded under the capital lease was $48,477, with related accumulated depreciation of $37,704 at May 31, 2006.

As of May 31, 2006, future capital lease and purchase contract payments are:

Years ending May 31,
2007	$15,204
2008	$6,408
2009	$—

NOTE 9

COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (TMA), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995.  The royalty pool is funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies.  As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties.  Royalty expense applicable to the years ended May 31, 2006, 2005 and 2004 amounted to $87,567, $79,268 and $41,430, respectively.

The Company has entered into various non-cancelable leases for facilities used to support operations in the United Kingdom.  Rent expense for the years ended May 31, 2006, 2005 and 2004 amounted to $39,960, $41,806 and $67,133, respectively.

Lease commitments under these leases for each of the years ending May 31 are as follows:

Years ending May 31,
2007	$63,026
2008	$63,026
2009	$8,550
Thereafter	$521

NOTE 10

SEGMENTS OF BUSINESS

The Company operates principally in two segments of business: the design and assembly of dynamic balancing systems and components (Balancer) for the machine tool industry, and the design and assembly of laser measurement systems (Measurement).  The Company also operates in two principal geographic markets, United States and Europe.

Segment Information

	Years ended May 31,
	2006		2005		2004
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$8,429,409	$3,765,191	$8,276,258	$3,188,941	$6,644,781	$2,017,494
Intercompany sales	(610,740)	(80,500)	(845,971)	(27,999)	(719,927)	(17,582)
Net sales	$7,818,669	$3,684,691	$7,430,287	$3,160,942	$5,924,854	$1,999,912

Income (loss) from operations	$674,446	$1,059,150	$274,710	$941,750	$2,674	$434,592

Intercompany rent	$(30,000)	$30,000	$(30,000)	$30,000	$(30,000)	$30,000

Depreciation expense	$139,905	$36,097	$137,184	$43,146	$111,282	$35,764

Amortization expense	$—	$34,604	$—	$34,603	$6,665	$34,603

Capital expenditures	$54,903	$61,965	$103,658	$17,263	$169,295	$17,948

Geographic Information

Geographic Sales	Years ended May 31,
	2006	2005	2004
North American Sales
United States	$5,709,044	$5,610,274	$4,320,421
Intercompany	—	—	—
	5,709,044	5,610,274	4,320,421
Canada and Mexico	169,494	262,466	200,519

North America total	5,878,538	5,872,740	4,520,940

European Sales
Germany	313,655	552,438	469,342
Intercompany	(10,293)	—	—
Germany total	303,362	552,438	469,342

United Kingdom	1,081,981	1,276,968	1,136,035
Intercompany	(677,415)	(873,970)	(737,509)
United Kingdom total	404,566	402,998	398,526
Other European Sales	1,056,419	1,120,653	909,382

Total Europe	1,764,347	2,076,089	1,777,250

Asia	2,919,556	2,122,384	1,365,840
Others	940,919	520,016	260,736
	$11,503,360	$10,591,229	$7,924,766

	Years ended May 31,
	2006		2005		2004
	United States	Europe	United States	Europe	United States	Europe
Income (loss) from operations	$1,730,712	$2,884	$1,547,349	$(330,889)	$623,887	$(186,621)

Depreciation expense	$164,394	$11,608	$172,903	$7,427	$137,606	$9,440

Amortization expense	$34,604	$—	$34,603	$—	$41,268	$—

Capital expenditures	$112,101	$4,767	$120,921	$—	$182,094	$5,149

Long-term Assets

	May 31, 2006	May 31, 2005
Segment:
Balancer	$1,483,166	$1,563,468
Measurement	$486,991	$495,728

Geographic:
United States	$1,949,390	$2,031,587
Europe	$20,767	$27,609

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

NOTE 11

STOCK OPTIONS

The Board of Directors adopted a Stock Option Plan in December 1995, which plan was amended in August 1996 and October 2004 and restated in August 1998.  An option granted under the Amended and Restated Stock Option Plan (the Plan) might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO).  ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan.  Options not meeting these limitations will be treated as NSOs.  The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value.  Vesting is at the discretion of the compensation committee of the Board of Directors, but is either 50% at grant date and 16.7% on each anniversary thereafter or 50% at grant date and 25% on each anniversary thereafter.  The Company initially reserved 400,000 shares for issuance under the Plan and in October 2004 the shareholders approved another 400,000 shares for issuance under the Plan.  All outstanding options will expire no later than 2015.

The following summarizes the options outstanding as of May 31, 2006:

	Shares	Weighted Average Exercise Price
Options outstanding, May 31, 2003	243,989	$1.20
Options granted	—	—
Options exercised	(56,529)	1.20
Options forfeited/cancelled	(16,944)	1.20

Options outstanding May 31, 2004	170,516	$1.20
Options granted	165,500	2.30
Options exercised	(85,226)	1.59
Options forfeited/cancelled	—	—

Options outstanding May 31, 2005	250,790	$1.79
Options granted	34,000	6.47
Options exercised	(63,294)	1.83
Options forfeited/cancelled	(5,000)	2.30

Options outstanding May 31, 2006	216,496	$2.52

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

The Company has computed, for pro forma disclosure purposes, the value of all stock options granted during Fiscal 2006 and 2005 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2006	2005
Risk-free interest rate	4.25-4.45%	3.8-4.0%
Expected dividend yield	0%	0%
Expected life	4.7 years	4.0 years
Expected volatility	98%	95-102%

Using the Black-Scholes methodology, the total value of stock options granted during Fiscal 2006 and 2005 was $143,432 and $270,684 respectively, which would be amortized on a pro forma basis over the vesting period of the options.  The average fair value of the options granted in Fiscal 2006 and 2005 was $4.84 and $1.64, respectively.  No stock options were granted during Fiscal 2004.

The following table summarized information about stock options outstanding at May 31, 2006:

Outstanding Options				Exercisable Options
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
$1.20	86,414	$1.20	5.8	86,414	$1.20
2.30	96,082	2.30	8.0	59,666	2.30
5.80	5,000	5.80	9.4	1,667	5.80
6.58	29,000	6.58	9.3	8,250	6.58
	216,496	$2.52	7.3	155,997	$1.95

NOTE 12

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.  The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended May 31, 2006:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2006
Basic earnings per share
Income available to common stockholders	$1,350,129	2,606,039	$0.52
Effect of dilutive securities stock options	—	140,363
Diluted earnings per share
Income available to common stockholders	$1,350,129	2,746,402	$0.49

Year ended May 31, 2005
Basic earnings per share
Income available to common stockholders	$1,608,140	2,527,665	$0.64
Effect of dilutive securities stock options	—	181,132
Diluted earnings per share
Income available to common stockholders	$1,608,140	2,708,797	$0.59

Year ended May 31, 2004
Basic earnings per share
Income available to common stockholders	$516,585	2,438,895	$0.21
Effect of dilutive securities stock options	—	85,155
Diluted earnings per share
Income available to common stockholders	$516,585	2,524,050	$0.20

NOTE 14

RELATED PARTY TRANSACTIONS

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004.  PulverDryer also buys certain products from the Company at normal prevailing rates.  The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000.  Product sales to PulverDryer during the fiscal years ended May 31, 2006 and 2005 totaled $152,305 and $88,873, respectively.

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

SUMMARIZED QUARTERLY FINANCIAL DATA

In thousands, except per share information
(unaudited)

2006 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$2,665	$2,606	$2,707	$3,525
Gross profit	$1,428	$1,506	$1,414	$2,126
Net income	$243	$395	$198	$514
Net income per share, basic	$.09	$.15	$.08	$.20
Net income per share, diluted	$.09	$.14	$.07	$.19
Market Price of Common Stock
High	$11.95	$9.10	$7.47	$8.39
Low	$7.69	$5.40	$5.47	$5.78

2005 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$2,432	$2,481	$2,563	$3,115
Gross profit	$1,358	$1,481	$1,466	$1,825
Net income	$280	$289	$253	$786	(1)
Net income per share, basic	$.11	$.11	$.10	$.32
Net income per share, diluted	$.10	$.11	$.09	$.29
Market Price of Common Stock
High	$8.16	$9.54	$9.71	$9.70
Low	$2.20	$5.65	$5.82	$6.23

(1)—Includes $606,000 income tax benefit.

Report of Independent Registered Public Accounting Firm:

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Portland, Oregon
August 15, 2006

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)                                  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d — 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)                                 There have been no changes in our internal controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference.  The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the Fiscal year covered by this Report.

Items 10 and 11.                  Directors and Executive Officers of the Registrant and Executive Compensation

The information required by these items is included in the Proxy Statement under the headings “Management,” “Executive Compensation,” “Summary Compensation Table,” “Options Grants in Fiscal 2006,” “Aggregated Option Expenses in Fiscal 2006 and Fiscal Year-End Option Values,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

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

Item 14.                 Principal Accounting Fees and Services

The information required by this item is included in the Proxy Statement under the heading “Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)          Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2006 and 2005
Consolidated Statements of Operations for the years ended May 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended May 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the years ended May 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements for the years ended May 31, 2006, 2005 and 2004
Report of Independent Registered Public Accounting Firm
(2)

Financial Statement Schedules: All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)	Exhibits: Reference is made to the list on page 38 of the Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:       /s/ Wayne A. Case
            Wayne A. Case

            Chairman of the Board, President
            and Chief Executive Officer

Date:  August 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 21, 2006.

Signature	Title
/s/ Wayne A. Case	Chairman of the Board, President and Chief
Wayne A. Case	Executive Officer (Principal Executive Officer)
/s/ Michael S. McAfee	Chief Financial Officer/Treasurer
Michael S. McAfee	(Principal Financial and Accounting Officer)
/s/ Maynard Brown	Director
Maynard Brown
/s/ Timothy D.J. Hennessy	Director
Timothy D.J. Hennessy
/s/ David M. Hudson	Director
David M. Hudson
/s/ Michael J. Ellsworth	Director
Michael J. Ellsworth

INDEX TO EXHIBITS

Exhibits	Description

3.1

Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the Company). Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the Fiscal year ended May 31, 1999.

3.2	Second Restated Bylaws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the Fiscal year ended May 31, 1999.

4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1	Schmitt Industries, Inc. Amended & Restated Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the Fiscal year ended May 31, 1999.

14.1	Code of Ethics and Business Conduct. Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the Fiscal year ended May 31, 2004.

**21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2006.

**23.1	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan.

**Filed herewith