Form 10-Q
period 2006-08-31
SCHMITT INDUSTRIES INC
filed 2006-09-29
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2006

Or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                                                 To:

Commission File Number:  000-23996

SCHMITT INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Oregon	93-1151989
(State of Incorporation)	(IRS Employer ID Number)

2765 NW Nicolai Street, Portland, Oregon 97210-1818

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

Yes     ☒    No      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐     No       ☒

The number of shares of each class of common stock outstanding as of September 25,

Common stock, no par value	2,644,753

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31, 2006	May 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$2,295,886	$1,552,072
Short-term investments	2,472,476	1,985,940
Accounts receivable, net of allowance of $16,658 and $52,186 at August 31, 2006 and May 31, 2006, respectively	1,654,376	1,983,090
Inventories	3,032,789	3,241,590
Prepaid expenses	91,467	77,626
Deferred tax asset	115,715	116,080
	9,662,709	8,956,398
Property and equipment
Land	299,000	299,000
Buildings and improvements	1,283,830	1,275,922
Furniture, fixtures and equipment	1,181,078	1,180,648
Vehicles	96,849	96,849
	2,860,757	2,852,419
Less accumulated depreciation and amortization	(1,687,695)	(1,643,047)
	1,173,062	1,209,372
Other assets
Long-term deferred tax asset	393,535	552,380
Other assets	199,752	208,405
	593,287	760,785
Total assets	$11,429,058	$10,926,555

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$416,637	$403,490
Accrued commissions	236,867	250,835
Accrued payroll liabilities	133,080	138,801
Other accrued liabilities	303,833	237,149
Income taxes payable	54,076	60,237
Current portion of long-term obligations	12,777	15,204
Total current liabilities	1,157,270	1,105,716
Long-term obligations	4,020	6,408
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,642,919 and 2,625,045 shares issued and outstanding at August 31, 2006 and May 31, 2006, respectively	8,033,075	7,946,976
Accumulated other comprehensive loss	(123,405)	(220,051)
Retained earnings	2,358,098	2,087,506
Total stockholders’ equity	10,267,768	9,814,431
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,429,058	$10,926,555

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended August 31,
	2006	2005

Net sales	$3,072,552	$2,664,677
Cost of sales	1,474,261	1,236,568
Gross profit	1,598,291	1,428,109

Operating expenses:
General, administration and sales	1,111,762	1,021,674
Research and development	21,209	14,508
Total operating expenses	1,132,971	1,036,182

Operating income	465,320	391,927

Other income (expense)	40,272	1,970

Income before income taxes	505,592	393,897

Provision for income taxes	235,000	151,000

Net income	$270,592	$242,897

Net income per common share:

Basic	$0.10	$0.09

Diluted	$0.10	$0.09

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended August 31,
	2006	2005
Cash flows relating to operating activities
Net income	$270,592	$242,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,664	55,167
Stock based compensation	13,459	—
Deferred taxes	159,210	120,000
Tax benefit related to stock options	32,253	—
(Increase) decrease in:
Accounts receivable	328,714	454,425
Inventories	208,801	171,835
Prepaid expenses	(13,841)	14,521
Increase(decrease) in:
Accounts payable	13,147	(79,386)
Accrued liabilities and customer deposits	46,995	(46,267)
Income taxes payable	(6,161)	31,000
Net cash provided by operating activities	1,105,833	964,192

Cash flows relating to investing activities
Purchase of short-term investments	(1,986,536)	—
Maturities of short-term investments	1,500,000	—
Purchase of property and equipment	(7,701)	(50,088)
Net cash used in investing activities	(494,237)	(50,088)

Cash flows relating to financing activities
Repayments on long-term obligations	(4,815)	(11,885)
Common stock issued on exercise of stock options	40,387	58,570
Net cash provided by financing activities	35,572	46,685

Effect of foreign exchange translation on cash	96,646	30,367

Increase in cash and cash equivalents	743,814	991,156

Cash and cash equivalents, beginning of period	1,552,072	1,176,959

Cash and cash equivalents, end of period	$2,295,886	$2,168,115

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$450	$175
Cash paid during the period for income taxes	$50,028	$300

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2006
(UNAUDITED)
	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income
Balance, May 31, 2006	2,625,045	$7,946,976	$(220,051)	$2,087,506	$9,814,431
Stock options exercised and related tax benefit of $32,253	17,874	72,640	—	—	72,640
Stock-based compensation	—	13,459	—	—	13,459
Net income	—	—	—	270,592	270,592	$270,592
Other comprehensive income	—	—	96,646	—	96,646	96,646
Balance, August 31, 2006	2,642,919	$8,033,075	$(123,405)	$2,358,098	$10,267,768
Comprehensive income, three months ended August 31, 2006						$367,238

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:   Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company) and its wholly owned subsidiaries.  In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2006 and its results of operations and its cash flows for the three months ended August 31, 2006 and 2005.  The consolidated balance sheet at May 31, 2006 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2006.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.  Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2007.  Certain amounts in prior periods’ financial statements have been reclassified to conform to the current periods’ presentation. These reclassifications did not affect consolidated net income.

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

Note 4:   Stock options and Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan.  On June 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment (Revised 2004)”, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options based on estimated fair values.  SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), for periods beginning in fiscal 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to application of SFAS 123(R).  The Company has applied the provisions of SAB 107 in our adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of our 2007 fiscal year. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for periods prior to the first quarter of fiscal 2007 have not been restated to reflect this change.  Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  The compensation cost for awards granted prior to May 31, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after June 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.  Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the first quarter of fiscal 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, May 31, 2006.  There were no stock-based awards granted subsequent to May 31, 2006.

Upon adoption of SFAS 123(R), the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  Although the fair value of stock-based awards is determined in accordance with SFAS 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.  These variables include, but are not limited to:

•                  Risk-Free Interest Rate.  The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award.

•                  Expected Life.  The expected life of awards granted represents the period of time that they are expected to be outstanding.  The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures.

•                  Expected Volatility.  The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The volatility factor the Company uses is based on its historical stock prices over the most recent period commensurate with the estimated expected life of the award. These historical periods may exclude portions of time when unusual transactions occurred.

•                  Expected Dividend Yield.  The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.

•                  Expected Forfeitures.  The Company uses relevant historical data to estimate pre-vesting option forfeitures. The Company records stock-based compensation only for those awards that are expected to vest.

The Company has computed, to determine stock-based compensation expense recognized for the three months ended August 31, 2006 and for pro forma disclosure purposes for the three months ended August 31, 2005, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123(R) using the following assumptions:

	Three Months Ended August 31,
	2006	2005
Risk-free interest rate	4.25-4.45%	3.8-4.0%
Expected life	4.7 years	4.0 years
Expected volatility	98%	95-102%

Stock-based Compensation Under FAS 123(R)

The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the three-months ended August 31, 2006 and what certain operating results would have been without the effects of applying SFAS No. 123(R) in the first quarter of fiscal 2007.

	Three Months Ended August 31, 2006
	As reported	Pro Forma without effects of applying SFAS No. 123(R)
General, administration and sales	$1,111,762	$1,125,221
Income before income taxes	$505,592	$519,051
Net income	$270,592	$283,041
Cash flow from operating activities	$1,105,833	$1,105,833
Cash flow from financing activities	$35,572	$35,572
Basic earnings per share	$0.10	$0.11
Diluted earnings per share	$0.10	$0.10

At August 31, 2006 the Company had a total of 197,371 outstanding stock options (166,622 vested and exercisable and 30,749 non-vested) with a weighted average exercise price of $2.51.  The Company estimates that a total of approximately $77,435 will be recorded as additional stock-based compensation expense over the period beginning with the quarter ending November 30, 2006 through the fiscal year ending May 31, 2009, for all options which are outstanding as of August 31, 2006, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
80,914	$1.20	5.5	80,914	$1.20
84,957	2.30	7.8	82,458	2.30
5,000	5.80	9.2	2,500	5.80
26,500	6.58	9.1	750	6.58
197,371	$2.51	7.1	166,622	$1.84

Options granted, exercised, canceled and expired under the Company’s stock option plan during the three months ended August 31, 2006 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding May 31, 2006	216,496	$2.52
Options granted	—
Options exercised	(17,875)	2.26
Options forfeited/cancelled	(1,250)	6.58
Options outstanding August 31, 2006	197,371	$2.51

Pro Forma Information under SFAS 123 and APB 25

Prior to June 1, 2006, the Company elected to follow the accounting provisions of APB 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  No stock-based employee compensation cost was reflected in net income because all options granted under the Company’s stock option plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on the Company’s net income and basic and diluted net income per share for the three months ended August 31, 2005 had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123.

Net income, as reported	$242,897
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5,436)
Pro forma net income	$237,461

Earnings per share – basic
As reported	$0.09
Pro forma	$0.09
Earnings per share – diluted
As reported	$0.09
Pro forma	$0.09

Note 5:   EPS Reconciliation

	Three months ended August 31,
	2006	2005
Weighted average shares (basic)	2,637,748	2,583,183
Effect of dilutive stock options	127,090	169,310
Weighted average shares (diluted)	2,764,838	2,752,493

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

During Fiscal 2005 and 2006, management concluded future operations would produce sufficient earnings so that portions of this asset could be used in future periods to reduce federal and state tax liabilities and the allowance was reduced to reflect the amount of the deferred tax asset management believes can be utilized in future periods.  Our effective tax rate on consolidated net income was 46.5% and 38.3% in the first quarter of fiscal 2007 and 2006, respectively.  Our effective tax rate on consolidated net income differs from the federal statutory tax rate in the first quarter of fiscal 2007 primarily due to the Company not recording any tax benefits on net losses reported by the Company’s wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom.  Management believes the effective tax rate on consolidated net income in future periods will reflect a normal combined state and federal rate, net of the effect from net income or losses reported by SEL.

Note 7:   Segments of Business

Segment Information

	Three Months Ended August 31,
	2006		2005
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,213,470	$997,145	$2,043,902	$757,334
Intercompany sales	(129,540)	(8,523)	(132,348)	(4,211)
Net sales	$2,083,930	$988,622	$1,911,554	$753,123
Operating income	$125,193	$340,127	$294,811	$97,116
Intercompany rent expense (income)	$(7,500)	$7,500	$(7,500)	$7,500
Depreciation expense	$36,636	$7,376	$37,141	$9,375
Amortization expense	$—	$8,652	$—	$8,651
Capital expenditures	$7,701	$—	$35,332	$14,756

Geographic Information

	Three Months Ended August 31,
	2006	2005
Geographic Sales
North American
United States	$1,541,878	$1,495,342
Canada and Mexico	106,479	37,066
North American total	1,648,357	1,532,408
European
Germany	62,066	80,781
Intercompany	—	—
Germany total	62,066	80,781
United Kingdom	237,645	228,214
Intercompany	(138,063)	(132,853)
United Kingdom total	99,582	95,361
Other European	211,180	167,628
Total European	372,828	343,770
Asia	751,004	547,393
Other markets	300,363	241,106
Total Net Sales	$3,072,552	$2,664,677

	Three Months Ended August 31,
	2006		2005
	United States	Europe	United States	Europe
Operating income (loss)	$553,856	$(88,536)	$366,121	$25,806
Depreciation expense	$41,131	$2,881	$42,322	$4,194
Amortization expense	$8,652	$—	$8,651	$—
Capital expenditures	$7,400	$301	$46,500	$3,588

Note – – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Long-term Assets

	August 31, 2006	May 31, 2006
Segment:
Balancer	$1,295,386	$1,483,166
Measurement	470,963	486,991

Geographic:
United States	$1,748,161	$1,949,390
Europe	18,188	20,767

Note 8:   Related Party Transactions

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004.  PulverDryer also buys certain products from the Company at normal prevailing rates.  The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000.  Product sales to PulverDryer during the fiscal quarters ended August 31, 2006 and 2005 totaled $11,578 and $63,106, respectively.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Schmitt Industries, Inc. designs, assembles and markets computer controlled balancing equipment (the Balancer Segment) primarily to the machine tool industry.  Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS) the Company designs, manufactures and markets precision laser measurement systems (the Measurement Segment). The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom.  The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.  Certain amounts in prior periods’ financial information have been reclassified to conform to the current periods’ presentation. These reclassifications did not affect consolidated net income.

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe.  Combined Balancer sales increased 9.6% for the three months ended August 31, 2006 compared to the three months ended August 31, 2005.  Continued improved economic conditions in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry are the reason for increased Balancer orders.  While machine tool industry customers are optimistic regarding short term demand for grinding machines, they remain uncertain as to the strength and duration of current business conditions in North America for their products which incorporate the Balancer segment product line.  North American sales decreased 5.7% in the three months ended August 31, 2006 compared to the three months ended August 31, 2005.  Market demand in Asia for the Balancer segment products remains strong with that region showing a 68.1% increase for the three months ended August 31, 2006 compared to the three months ended August 31, 2005.  The European market remains soft although total Balancer sales into that geographic market increased 10.2% during the three months ended August 31, 2006 compared to the three months ended August 31, 2005.  Sales in all Other markets decreased to $156,415 in the three months ended August 31, 2006 compared to $200,500 for the three months ended August 31, 2005, a 22% decrease.  The large percentage decrease was predominately a result of decreases in South America and Australia offset by increases in the Japanese market.  As with the North American market, the duration of the strong demand in Asia and Japanese markets cannot be forecasted with any certainty.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products.  Combined Measurement sales increased 29.7% for the three months ended August 31, 2006 compared to the three months ended August 31, 2005.  As noted below sales can be very cyclical in the Measurement segment.

Laser light-scatter products for disk drive and silicon wafer manufacturers – The primary target markets for Measurement products have been disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts.  Certain segments of these targeted industries have seen consolidation into very large international manufacturers.  Sales totaled $493,026 for the three months ended August 31, 2006 compared to the $257,648 for the three months ended August 31, 2005.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries.  Over the past year, this information has indicated improving demand for and sales of the products of those industries.  Sales to customers in these industries can be very cyclical and therefore the impact of this recovery on sales to the Company’s laser light-scatter products is unknown at this time.

Laser light-scatter products for research organizations – The Company continues to receive inquiries for these products and provide quotes to interested parties.  However, in the current fiscal quarter, no sales were realized.  The Company has received a deposit from a customer for an order for this product the Company expects to ship in November 2006.

Dimensional sizing products – These products are marketed and sold into a wide array of industries.  Sales totaled $483,026 for the three months ended August 31, 2006 compared to the $495,475 for the three months ended August 31, 2005.   Since relocation of operations related to these products to Portland was completed as of August 31, 2003, sales of these products have increased.  Sales of these industries can be cyclical and therefore the duration of the continued demand cannot be forecasted with any certainty

Critical Accounting Policies

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

Cash Equivalents and Short Term Investments – The Company generally invests excess cash in money market funds and investment grade highly liquid securities. The Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents.  At August 31, 2006, short-term investments are classified as available-for-sale.  The carrying amounts of cash equivalents and short term investments are stated at cost, which approximate fair market value because of their short maturities.  There were no related unrealized holding gains or losses at August 31, 2006.

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

Deferred Tax Assets– The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  In Fiscal 2005 and 2006, management concluded future operations would produce sufficient earnings so that a portion of this asset could be used in future periods to reduce federal and state tax liabilities.  Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax asset can be fully utilized.

Intangible Assets – There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of  future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.   As of August 31, 2006, management does not believe impairment, as defined above, exists.

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

Discussion of operating results:

Three months ended August 31, 2006 and 2005:

	Three months ended August 31, 2006
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$3,072,552	100.0	$2,083,930	100.0	$988,622	100.0
Cost of sales	1,474,261	48.0	1,142,542	54.8	331,719	33.6
Gross profit	1,598,291	52.0	$941,388	45.2	$656,903	66.4
Operating expenses	1,132,971	36.9
Operating income	$465,320	15.1

	Three months ended August 31, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,664,677	100.0	$1,911,554	100.0	$753,123	100.0
Cost of sales	1,236,568	46.4	930,355	48.7	306,213	40.7
Gross profit	1,428,109	53.6	$981,199	51.3	$446,910	59.3
Operating expenses	1,036,182	38.9
Operating income	$391,927	14.7

Worldwide sales of Balancer products increased 9.6% in the three month period ended August 31, 2006 when compared to the same period in the prior fiscal year as sales to the Asian and European markets increased by 68.1% and 10.2%, respectively.  These increases were offset by a decrease in the North American market of 5.7% and a decline in Other markets which decreased 22% in the most current fiscal quarter when compared to the same period in the prior fiscal year.  Unit sales prices of Balancer products are relatively stable in each of the major markets and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The Balancer product sales increase in Asia is attributed to the continued expansion of the sales efforts in China.  Although Balancer sales to Europe increased in the most recent quarter the European market remains soft when compared to longer term historical results due to strong competition and weaker economic conditions in certain European Balancer markets.

Measurement product sales increased by a combined 29.7% in the most current fiscal quarter when compared to the same period in the prior fiscal year as sales of the Company’s surface measurement products increased by 91.4% and dimensional sizing  product sales decreased by 2.3%.  The Measurement segment’s largest market, North American, increased 33.7% in the three months ended August 31, 2006 compared to the three months ended August 31, 2005.  Sales in Japan were $91,640 in the three months ended August 31, 2006 compared to no Japanese sales in the three months ended August 31, 2005.  Market demand in Asia, the second largest geographic market for Measurement products, showed a 28% decrease for the three months ended August 31, 2006 compared to the three months ended August 31, 2005.  The European market also reported lower sales and showed a 17.8% sales decrease to $17,427 in the most current fiscal quarter when compared to the same period in the prior fiscal year.

Cost of sales for the Balancer segment increased (as a percentage of sales) in the most current fiscal quarter when compared to the same period in the prior fiscal year primarily due to the product sales mix as production labor and overhead costs were relatively stable.  Balancer margins were also negatively impacted as a result of higher sales in foreign markets as a large portion of those sales are made through distributors and OEM’s who receive pricing net of commissions and other sales costs.

Cost of sales for the Measurement segment decreased (as a percentage of sales) in the most current fiscal quarter when compared to the same period in the prior fiscal year primarily due to the product sales mix as surface measurement products generate higher gross profit margins than dimensional sizing  products.

Sales by the foreign subsidiary totaled $406,708 for the most recent quarter versus $428,094 for the same quarter last year.  Approximately 8.6% of the decrease is due to lower unit sales volumes offset by a 3.6% increase due to the changes in foreign exchange rates between the two fiscal periods.  The lower sales volumes were realized as a result of the continued soft sales in European markets, which were partially offset by increases in other markets.

In the three month period ended August 31, 2006, net income was $270,592 ($.10 per fully diluted share) compared to net income of $242,897 ($.09 per fully diluted share) for the same period last year.  Net income was negatively impacted by the provision for income taxes, which increased to $235,000 for the three month period ended August 31, 2006 compared to the $151,000 provision for income taxes in the same period last year.  As more fully described in Note 6 of the Notes to Consolidated Interim Financial Statements, the provision for income taxes in the current fiscal quarter was not significantly impacted by a reduction in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 8.3 to 1 at August 31, 2006 compared to 8.1 to 1 at May 31, 2006.  Cash, cash equivalents and available for sale short term investments totaled $4,768,362 as of August 31, 2006 compared to $3,538,012 at May 31, 2006.  As of August 31, 2006 the Company had $2,295,886 in cash and cash equivalents compared to $1,552,072 at May 31, 2006.  As of August 31, 2006 the Company had $2,472,476 in short term investments compared to $1,985,940 at May 31, 2006.  Short term investments consisted of highly liquid A1-P1 rated commercial paper securities maturing through December 2006.

During the three months ended August 31, 2006, cash provided by operating activities amounted to $1,105,833 with the changes described as follows:

•          Net income for the three months ended August 31, 2006 of $270,592 plus non-cash items: depreciation and amortization of $52,664, stock-based compensation of $13,459, the decrease in deferred tax assets of $159,210 and the $32,253 tax benefit related to stock options.

•          Accounts receivable generated cash as the balance decreased by $328,714 to a August 31, 2006 balance of $1,654,376 compared to $1,983,090 at May 31, 2006, a 16.6% decrease. The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•          Inventories decreased $208,801 to a August 31, 2006 balance of $3,032,789 compared to $3,241,590 at May 31, 2006, a 6.4% decrease.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•          Prepaid expenses increased by $13,841 to $91,467 from a balance of $77,626 at May 31, 2006 with the increase due to prepaid fees, trade show costs and various business and insurance costs.

•          Trade accounts payable increased by $13,147 to $416,637 from a balance of $403,490 at May 31, 2006 primarily due to normal fluctuations in timing of payment of outstanding payable balances.

•          Other accrued liabilities (including customer deposits, commissions, payroll items and other accrued expenses) increased by $46,995 to a balance of $673,780 from $626,785 at May 31, 2006.

During the three months ended August 31, 2006, net cash used in investing activities was $494,237, consisting of net additions to property and equipment of $7,701 and net purchases of short term investments of $486,536.  Net cash provided by financing activities amounted to $35,572 which consisted of repayments of long-term obligations of $4,815 net of common stock issued on exercised stock options of $40,387.

The following summarizes contractual obligations at August 31, 2006 and the effect on future liquidity and cash flows:

Years ending August 31,	Long term obligations	Operating leases	Total contractual obligations
2007	$12,777	$64,002	$76,779
2008	4,020	53,302	57,322
2009	—	8,682	8,682
Total	$16,797	$125,986	$142,783

Management has historically responded to business challenges that had a negative impact on operations and liquidity by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products.  As a result of these efforts, results of operations and cash flow from operations have improved.  Management believes its cash flows from operations, its available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2007 and 2008.  However, in the event the Company fails to achieve its operating and financial goals for Fiscal 2007, management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of cost cutting measures and/or entering into additional borrowing arrangements collateralized by assets.

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

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers.  Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions continued into Fiscal 2004 and consequently, demand for drives fell over these periods. As the operations of those companies suffered, they in turn reduced capital spending resulting in minimal demand for and sporadic sales of the Company’s laser light-scatter products.  Industry forecasts are for improving conditions and the Company has experienced increasing sales in Fiscal 2006 and 2007 to those industries.  However, the long-term impact on demand for the Company’s surface Measurement products cannot be predicted with any certainty.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2006.  However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments.  The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of August 31, 2006.  Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment.  Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the three months ended August 31, 2006 and 2005 results of operations included losses on foreign currency denominated transactions of $569 and $2,867, respectively.

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

SCHMITT INDUSTRIES, INC. (Registrant)

Date:	September 29, 2006	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	September 29, 2006	/s/ Michael S. McAfee
Michael S. McAfee, Chief Financial Officer/Treasurer