Form 10-Q
period 2006-11-30
SCHMITT INDUSTRIES INC
filed 2007-01-05
CIK 922612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: To:

Commission File Number:  000-23996

SCHMITT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1151989
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2765 NW Nicolai Street, Portland, Oregon 97210-1818

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO  ☒

The number of shares of each class of common stock outstanding as of December 31, 2006

Common stock, no par value                                                                                                              2,652,128

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2006	May 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$1,440,330	$1,552,072
Short-term investments	3,477,747	1,985,940
Accounts receivable, net of allowance of $13,989 and $52,186 at November 30, 2006 and May 31, 2006, respectively	1,595,533	1,983,090
Inventories	3,316,751	3,241,590
Prepaid expenses	52,852	77,626
Deferred tax asset	111,090	116,080
	9,994,303	8,956,398
Property and equipment
Land	299,000	299,000
Buildings and improvements	1,290,539	1,275,922
Furniture, fixtures and equipment	787,717	1,180,648
Vehicles	96,849	96,849
	2,474,105	2,852,419
Less accumulated depreciation and amortization	(1,312,602)	(1,643,047)
	1,161,503	1,209,372
Other assets
Long-term deferred tax asset	366,400	552,380
Other assets	191,101	208,405
	557,501	760,785
Total assets	$11,713,307	$10,926,555

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$583,152	$403,490
Accrued commissions	254,943	250,835
Accrued payroll liabilities	87,132	138,801
Other accrued liabilities	175,566	237,149
Income taxes payable	2,830	60,237
Current portion of long-term obligations	10,350	15,204
Total current liabilities	1,113,973	1,105,716
Long-term obligations	1,614	6,408
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,652,128 and 2,625,045 shares issued and outstanding at November 30, 2006 and May 31, 2006, respectively	8,043,674	7,946,976
Accumulated other comprehensive loss	(128,237)	(220,051)
Retained earnings	2,682,283	2,087,506
Total stockholders’ equity	10,597,720	9,814,431
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,713,307	$10,926,555

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005

Net sales	$2,929,696	$2,605,807	$6,002,248	$5,270,484

Cost of sales	1,287,764	1,100,179	2,762,025	2,336,747

Gross profit	1,641,932	1,505,628	3,240,223	2,933,737

Operating expenses:

General, administration and sales	1,295,480	1,271,486	2,407,242	2,293,160

Research and development	18,240	19,131	39,449	33,639

Total operating expenses	1,313,720	1,290,617	2,446,691	2,326,799

Operating income	328,212	215,011	793,532	606,938

Other income (expense)	45,973	(2,423)	86,245	(453)

Income before income taxes	374,185	212,588	879,777	606,485

Provision for income taxes	50,000	(181,957)	285,000	(30,957)

Net income	$324,185	$394,545	$594,777	$637,442

Net income per common share:

Basic	$0.12	$0.15	$0.23	$0.25

Diluted	$0.12	$0.14	$0.22	$0.23

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005

(UNAUDITED)

	Six Months Ended November 30,
	2006	2005
Cash flows relating to operating activities
Net income	$594,777	$637,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,463	106,333
Stock based compensation	26,918	—
Deferred taxes	190,970	(216,900)
Tax benefit related to stock options	8,739	76,141
Loss on disposal of property and equipment	7,220	—
(Increase) decrease in:
Accounts receivable	387,557	452,257
Inventories	(75,161)	26,632
Prepaid expenses	24,774	60,047
Increase (decrease) in:
Accounts payable	179,662	(86,597)
Accrued liabilities and customer deposits	(109,144)	(65,944)
Income taxes payable	(57,407)	14,152
Net cash provided by operating activities	1,283,368	1,003,563

Cash flows relating to investing activities
Purchase of short-term investments	(4,491,807)	—
Maturities of short-term investments	3,000,000	—
Purchase of property and equipment	(46,510)	(97,091)
Disposals of property and equipment	—	—
Net cash used in investing activities	(1,538,317)	(97,091)

Cash flows relating to financing activities
Repayments on long-term obligations	(9,648)	(22,324)
Common stock issued on exercise of stock options	61,041	84,442
Net cash provided by financing activities	51,393	62,118

Effect of foreign exchange translation on cash	91,814	(4,002)

Increase (decrease) in cash and cash equivalents	(111,742)	964,588

Cash and cash equivalents, beginning of period	1,552,072	1,176,959

Cash and cash equivalents, end of period	$1,440,330	$2,141,547

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$206	$333
Cash paid during the period for income taxes	$143,028	$95,650

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006

(UNAUDITED)

			Accumulated
			other			Total
			comprehensive	Retained		comprehensive
	Shares	Amount	loss	earnings	Total	income

Balance, May 31, 2006	2,625,045	$7,946,976	$(220,051)	$2,087,506	$9,814,431

Stock options exercised and related tax benefit of $8,739	27,083	69,780	—	—	69,780
Stock-based compensation	—	26,918	—	—	26,918
Net income	—	—	—	594,777	594,777	$594,777
Other comprehensive income	—	—	91,814	—	91,814	91,814

Balance, November 30, 2006	2,652,128	$8,043,674	$(128,237)	$2,682,283	$10,597,720

Comprehensive income, six months ended November 30, 2006						$686,591

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:         Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company) and its wholly owned subsidiaries.  In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2006 and its results of operations and its cash flows for the six months ended November 30, 2006 and 2005.  The consolidated balance sheet at May 31, 2006 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2006.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.  Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2007.  Certain amounts in prior periods’ financial statements have been reclassified to conform to the current periods’ presentation.  These reclassifications did not affect consolidated net income.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for our fiscal year ending May 31, 2007. We believe that the implementation of SAB No. 108 will not have any effect on our financial position or results of operations.

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

The Company has computed, to determine stock-based compensation expense recognized for the three and six months ended November 30, 2006 and for pro forma disclosure purposes for the three and six months ended November 30, 2005, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123(R) using the following assumptions:

Risk-free interest rate	3.8-4.45%
Expected life	4.0-4.7 years
Expected volatility	95-102%

Stock-Based Compensation Under FAS 123(R)

The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the three and six months ended November 30, 2006 and what certain operating results would have been without the effects of applying SFAS No. 123(R).

	Three Months Ended		Six Months Ended
	November 30, 2006		November 30, 2006
		Pro Forma without		Pro Forma without
		effects of applying		effects of applying
	As reported	SFAS No. 123(R)	As reported	SFAS No. 123(R)
General, administration and sales	$1,295,480	$1,308,939	$2,407,242	$2,434,160
Income before income taxes	$374,185	$387,644	$879,777	$906,695
Net income	$324,185	$332,476	$594,777	$611,358
Cash flow from operating activities			$1,283,368	$1,283,368
Cash flow from financing activities			$51,393	$51,393
Basic earnings per share	$0.12	$0.13	$0.23	$0.24
Diluted earnings per share	$0.12	$0.12	$0.22	$0.23

At November 30, 2006 the Company had a total of 188,162 outstanding stock options (171,538 vested and exercisable and 16,624 non-vested) with a weighted average exercise price of $2.53.  The Company estimates that a total of approximately $63,976 will be recorded as additional stock-based compensation expense over the period beginning with the quarter ending February 28, 2007 through the fiscal year ending May 31, 2009, for all options which are outstanding as of November 30, 2006, but which were not yet vested.

Outstanding Options			Exercisable Options
		Weighted
		Average
	Weighted	Remaining		Weighted
Number of	Average	Contractual	Number of	Average
Shares	Exercise Price	Life (yrs)	Shares	Exercise Price
80,413	$1.20	5.3	80,413	$1.20
76,249	2.30	7.5	73,750	2.30
5,000	5.80	8.9	3,750	5.80
26,500	6.58	8.8	13,625	6.58
188,162	$2.53	6.8	171,538	$2.20

Options granted, exercised, canceled and expired under the Company’s stock option plan during the three and six months ended November 30, 2006 are summarized as follows:

	Three Months Ended		Six Months Ended
	November 30, 2006		November 30, 2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding - beginning of period	197,371	$2.51	216,496	$2.52
Options granted	—		—
Options exercised	(9,209)	2.24	(27,084)	2.25
Options forfeited/cancelled	—	0	(1,250)	6.58
Options outstanding November 30, 2006	188,162	$2.53	188,162	$2.53

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

The following table illustrates the effect on the Company’s net income and basic and diluted net income per share for the three and six months ended November 30, 2005 had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123.

	Three Months Ended	Six Months Ended
	November 30, 2005	November 30, 2005
Net income, as reported	$394,545	$637,442
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,188)	(9,624)
Pro forma net income	$390,357	$627,818
Earnings per share – basic
As reported	$0.15	$0.25
Pro forma	$0.15	$0.24
Earnings per share – diluted
As reported	$0.14	$0.23
Pro forma	$0.14	$0.23

Note 5:         EPS Reconciliation

	Three Months Ended		Six Months Ended
	November 30		November 30
	2006	2005	2006	2005
Weighted average shares (basic)	2,647,245	2,607,948	2,642,468	2,595,500
Effect of dilutive stock options	193,045	145,153	198,020	155,228
Weighted average shares (diluted)	2,840,290	2,753,101	2,840,488	2,750,728

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

During Fiscal 2005 and 2006, management concluded future operations would produce sufficient earnings so that portions of this asset could be used in future periods to reduce federal and state tax liabilities and the allowance was reduced to reflect the amount of the deferred tax asset management believes can be utilized in future periods.  Our effective tax rate on consolidated net income was 32.4% and (5.1%) in the first six months of fiscal 2007 and 2006, respectively.  Our effective tax rate on consolidated net income differs from the federal statutory tax rate in the first six months of fiscal 2007 primarily due to the Company not recording any tax expense on net income reported by the Company’s wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom.   The net effective tax benefit on consolidated net income in the first six months of fiscal 2006 is primarily due to a reduction in the valuation allowance of $281,000 at November 30, 2005.  Management believes the effective tax rate on consolidated net income in future periods will reflect a normal combined state and federal rate, net of the effect from net income or losses reported by SEL.

Note 7:         Segments of Business

Segment Information

	Three Months Ended November 30,
	2006		2005
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,032,250	$1,140,549	$1,940,344	$846,577
Intercompany sales	(156,545)	(86,558)	(140,722)	(40,392)
Net sales	$1,875,705	$1,053,991	$1,799,622	$806,185
Operating income	$179,383	$148,829	$28,797	$186,214
Intercompany rent expense (income)	$(7,500)	$7,500	$(7,500)	$7,500
Depreciation expense	$35,798	$7,349	$33,337	$9,179
Amortization expense	$—	$8,652	$—	$8,650
Capital expenditures	$20,199	$18,610	$1,062	$45,941

	Six Months Ended November 30,
	2006		2005
	Balancer	Measurement	Balancer	Measurement
Gross sales	$4,245,719	$2,137,694	$3,984,246	$1,603,911
Intercompany sales	(286,084)	(95,081)	(273,070)	(44,603)
Net sales	$3,959,635	$2,042,613	$3,711,176	$1,559,308
Operating income	$284,795	$508,737	$323,608	$283,330
Intercompany rent expense (income)	$(7,500)	$7,500	$(7,500)	$7,500
Depreciation expense	$72,434	$14,725	$70,478	$18,554
Amortization expense	$—	$17,304	$—	$17,301
Capital expenditures	$27,900	$18,610	$36,394	$60,697

Geographic Information

\	Three Months Ended November 30,		Six Months Ended November 30,
Geographic Sales	2006	2005	2006	2005
North American
United States	$1,421,349	$1,279,205	$2,963,227	$2,774,547
Canada and Mexico	14,712	17,198	121,191	54,264
North American total	1,436,061	1,296,403	3,084,418	2,828,811
European
Germany	82,461	80,412	144,527	161,367
Intercompany	—	—	—	(174)
Germany total	82,461	80,412	144,527	161,193
United Kingdom	351,056	255,180	588,700	483,394
Intercompany	(243,103)	(181,114)	(381,165)	(313,967)
United Kingdom total	107,953	74,066	207,535	169,427
Other European	575,252	247,010	786,432	414,638
Total European	765,666	401,488	1,138,494	745,258
Asia	585,466	610,973	1,336,470	1,158,366
Other markets	142,503	296,943	442,866	538,049
Total Net Sales	$2,929,696	$2,605,807	$6,002,248	$5,270,484

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Long-term Assets

	November 30, 2006	May 31, 2006
Segment:
Balancer	$1,249,514	$1,483,166
Measurement	469,490	486,991
Geographic:
United States	$1,704,252	$1,949,390
Europe	14,752	20,767

Note 8:         Related Party Transactions

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004.  PulverDryer also buys certain products from the Company at normal prevailing rates.  The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000.  Product sales to PulverDryer during the three months ended November 30, 2006 and 2005 totaled $7,945 and $9,462, respectively.  Product sales to PulverDryer during the six months ended November 30, 2006 and 2005 totaled $19,523 and $72,568, respectively.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Schmitt Industries, Inc. designs, assembles and markets computer controlled balancing equipment (the Balancer Segment) primarily to the machine tool industry.  Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), the Company designs, manufactures and markets precision laser measurement systems (the Measurement Segment). The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom.  The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.  Certain amounts in prior periods’ financial information have been reclassified to conform to the current periods’ presentation.  These reclassifications did not affect consolidated net income.

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe.  Combined Balancer sales increased 6.7% for the six months ended November 30, 2006 compared to the six months ended November 30, 2005.  Balancer sales for the three months ended November 30, 2006 increased 4.2% compared to the same fiscal quarter ended November 30, 2005.  Continued improved economic conditions in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry are the reason for increased Balancer orders.  While machine tool industry customers are optimistic regarding short term demand for grinding machines, they remain uncertain as to the strength and duration of current business conditions in North America for their products which incorporate the Balancer segment product line.  North American sales were essentially the same (increased 0.2%) in the three months ended November 30, 2006 compared to the three months ended November 30, 2005.  Market demand in Asia for the Balancer segment products remains strong with that region showing a 16% increase for the three months ended November 30, 2006 compared to the three months ended November 30, 2005.  The European market continues to rebound as total Balancer sales into that geographic market increased 55.4% during the three months ended November 30, 2006 compared to the three months ended November 30, 2005.  Sales in all Other markets decreased to $131,623 in the three months ended November 30, 2006 compared to $282,899 for the three months ended November 30, 2005, a 53.5% decrease.  The large percentage decrease was predominately a result of decreases in the Japanese and South American markets.  As with the North American market, the duration of the stronger demand in Asia and European markets cannot be forecasted with any certainty.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products. Combined Measurement sales increased 31% for the six months ended November 30, 2006 compared to the six months ended November 30, 2005.  Measurement sales for the three months ended November 30, 2006 increased 30.7% when compared to the same fiscal quarter ended November 30, 2005.  The increased sales volume is primarily due to the delivery of a CASI Scatterometer during the current fiscal quarter.  As noted below sales can be very cyclical in the Measurement segment.  The business operations and prospects for these two product lines are summarized as follows:

Laser light-scatter products for disk drive and silicon wafer manufacturers – The primary target markets for Measurement products have been disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts. Certain segments of these targeted industries have seen consolidation into very large international manufacturers.  Sales totaled $738,046 for the six months ended November 30, 2006 compared to the $622,968 for the six months ended November 30, 2005.  Management and the sales staff monitor industry publications and public financial information in order to judge the potential demand for products by the targeted industries.  Over the past year, this information has indicated improving demand for and sales of the products of those industries.  Sales to customers in these industries can be very cyclical and therefore the impact of this recovery on sales to the Company’s laser light-scatter products is unknown at this time.

Laser light-scatter products for research organizations – The Company continues to receive inquiries for these products and provide quotes to interested parties.  The Company completed the delivery of a CASI Scatterometer in the current fiscal quarter, the first delivery of a new CASI Scatterometer since fiscal 2004.

Dimensional sizing products – These products are marketed and sold into a wide array of industries.  Sales totaled $1,083,430 for the six months ended November 30, 2006 compared to the $936,340 for the six months ended November 30, 2005.  In Fiscal 2004 Management built a sales distribution network covering all fifty states.  As a result of this action, the Company experienced increasing interest and sales in these products.  Since relocation of operations related to these products to Portland was completed as of August 31, 2003, sales of these products have increased.  Sales of these products can be cyclical and therefore the duration of the continued demand cannot be forecasted with any certainty.

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

Cash Equivalents and Short Term Investments – The Company generally invests excess cash in money market funds and investment grade highly liquid securities. The Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents.  At November 30, 2006, short-term investments are classified as available-for-sale.  The carrying amounts of cash equivalents and short term investments are stated at cost, which approximate fair market value because of their short maturities.  There were no related unrealized holding gains or losses at November 30, 2006.

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

Deferred Tax Assets – The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  In Fiscal 2005 and 2006, management concluded future operations would produce sufficient earnings so that a portion of this asset could be used in future periods to reduce federal and state tax liabilities.  Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax asset can be fully utilized.

Intangible Assets – There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of  future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.   As of November 30, 2006, management does not believe impairment, as defined above, exists.

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

Discussion of operating results:

Three months ended November 30, 2006 and 2005:

	Three months ended November 30, 2006
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,929,696	100.0	$1,875,705	100.0	$1,053,991	100.0
Cost of sales	1,287,764	44.0	870,093	46.4	417,671	39.6
Gross profit	1,641,932	56.0	$1,005,612	53.6	$636,320	60.4
Operating expenses	1,313,720	44.8
Operating income	$328,212	11.2

	Three months ended November 30, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,605,807	100.0	$1,799,622	100.0	$806,185	100.0
Cost of sales	1,100,179	42.2	826,561	45.9	273,618	33.9
Gross profit	1,505,628	57.8	$973,061	54.1	$532,567	66.1
Operating expenses	1,290,617	49.5
Operating income	$215,011	8.3

Worldwide sales of Balancer products increased 4.2% in the three month period ended November 30, 2006 when compared to the same period in the prior fiscal year as sales to the Asian and European markets increased by 16% and 55.4%, respectively.  These increases were offset by a decrease in Other markets which decreased 53.5% in the most current fiscal quarter when compared to the same period in the prior fiscal year.  North American sales were essentially the same between periods.  Unit sales prices of Balancer products are relatively stable in each of the major markets and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The Balancer product sales increase in Asia is attributed to the continued expansion of the sales efforts in China.  Although Balancer sales to Europe increased in the two most recent quarters the European market remains soft when compared to longer term historical results due to strong competition and weaker economic conditions in certain European Balancer markets.  The European markets were also positively impacted by changes in foreign exchange rates between the two fiscal periods.

Measurement product sales increased by a combined 30.7% in the most current fiscal quarter when compared to the same period in the prior fiscal year primarily due to the sale of a CASI Scatterometer in the current fiscal quarter and sales of dimensional sizing products also increased by 36%.  These increases were offset by surface measurement product sales declining by 36.1%.  The Measurement segment’s largest market, North America, increased 29.4% in the three months ended November 30, 2006 compared to the three months ended November 30, 2005.  Market demand in Asia, historically the second largest geographic market for Measurement products, showed a 41.4% decrease for the three months ended November 30, 2006 compared to the three months ended November 30, 2005.  The European market continued to report higher sales and showed a sales increase to $310,986 in the most current fiscal quarter when compared to the $108,964 sold in the same period in the prior fiscal year.  The sales increase in Europe is attributed to the CASI Scatterometer sale as well as general expansion of the sales efforts in the dimensional sizing products.

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

Cost of sales for the Measurement segment increased (as a percentage of sales) in the most current fiscal quarter when compared to the same period in the prior fiscal year primarily due to the product sales mix as surface measurement products generate higher gross profit margins than dimensional sizing  products.

Sales by the foreign subsidiary totaled $780,373 for the most recent quarter versus $459,784 for the same quarter last year.  Approximately 58.3% of the increase is due to higher unit sales volumes plus a 11.4% increase due to the changes in foreign exchange rates between the two fiscal periods.  The higher sales volumes were realized primarily due to the CASI Scatterometer sale and also general expansion of the sales efforts in the dimensional sizing products.

In the three month period ended November 30, 2006, net income was $324,185 ($.12 per fully diluted share) compared to net income of $394,545 ($.14 per fully diluted share) for the same period last year.  Net income was negatively impacted by the provision for income taxes, which increased to $50,000 for the three month period ended November 30, 2006 compared to the ($181,957) benefit for income taxes in the same period last year.  As more fully described in Note 6 of the Notes to Consolidated Interim Financial Statements, the provision for income taxes in the current fiscal quarter was not significantly impacted by a reduction in the deferred tax asset valuation allowance.

Six months ended November 30, 2006 and 2005:

	Six months ended November 30, 2006
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$6,002,248	100.0	$3,959,635	100.0	$2,042,613	100.0
Cost of sales	2,762,025	46.0	2,012,635	50.8	749,390	36.7
Gross profit	3,240,223	54.0	$1,947,000	49.2	$1,293,223	63.3
Operating expenses	2,446,691	40.8
Operating income	$793,532	13.2

	Six months ended November 30, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$5,270,484	100.0	$3,711,176	100.0	$1,559,308	100.0
Cost of sales	2,336,747	44.3	1,756,916	47.3	579,831	37.2
Gross profit	2,933,737	55.7	$1,954,260	52.7	$979,477	62.8
Operating expenses	2,326,799	44.1
Operating income	$606,938	11.6

Worldwide sales of Balancer products increased 6.7% in the six months ended November 30, 2006 compared to the six months ended November 30, 2005 as sales to the Asian markets increased by 41.2% and sales in European markets increased to $810,081 in the six months ended November 30, 2006 compared to the $615,102 for the six months ended November 30, 2005, a 31.7% increase.  These increases were offset by a decline in the North American market of 3.7% and by decreases in all Other markets of 40.4%.  Unit sales prices of Balancer products are relatively stable in each of the major markets and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The Balancer product sales increase in Asia is attributed to the continued expansion of the sales efforts in China.  The large percentage decrease in all Other markets was predominately a result of decreases in the Japanese and South American markets.  Although Balancer sales to Europe increased in the two most recent quarters the European market remains soft when compared to longer term historical results due to strong competition and weaker economic conditions in certain European Balancer markets.  The European markets were also positively impacted by changes in foreign exchange rates between the two fiscal periods.

Measurement product sales increased 31% in the six months ended November 30, 2006 compared to the six months ended November 30, 2005 primarily due to the sale of a CASI Scatterometer in the current fiscal quarter and sales of the Company’s dimensional sizing products increased by 15.7% and surface measurement products increased by 18.5%.  The sales of dimensional sizing products in the six months ended November 30, 2006 compared to the six months ended November 30, 2005 increased as they included more unit sales than in the same fiscal period in the prior year.

Cost of sales for the Balancer segment increased (as a percentage of sales) in the six months ended November 30, 2006 compared to the six months ended November 30, 2005 primarily due to the product sales mix as production labor and overhead costs were relatively stable.  Margins were also negatively impacted as a result of higher sales in foreign markets as a large portion of those sales are made through distributors who receive pricing net of commissions and other sales costs.

Cost of sales for the Measurement segment decreased slightly (as a percentage of sales) in the six months ended November 30, 2006 compared to the six months ended November 30, 2005 primarily due to the product sales mix as surface measurement products generate higher gross profit margins than dimensional sizing  products.

Sales by the foreign subsidiary totaled $1,187,081 for the six months ended November 30, 2006 compared to sales of $884,342 in the six months ended November 30, 2005.  Approximately 26.8% of the increase is due to higher unit sales volumes with the remainder due to the changes in foreign exchange rates between the two fiscal periods.  The higher sales volumes were realized primarily due to the CASI Scatterometer sale and also general expansion of the sales efforts in the dimensional sizing products.

In the six month period ended November 30, 2006, net income was $594,777 ($0.22 per fully diluted share) compared to net income of $637,442 ($0.23 per fully diluted share) for the same period last year.  Net income was negatively impacted by the provision for income taxes, which increased to $285,000 for the six month period ended November 30, 2006 compared to the ($30,957) benefit for income taxes in the same period last year.  As more fully described in Note 6 of the Notes to Consolidated Interim Financial Statements, the provision for income taxes in the six month period ended November 30, 2006 was not significantly impacted by a reduction in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 9.0 to 1 at November 30, 2006 compared to 8.1 to 1 at May 31, 2006.  Cash, cash equivalents and available for sale short term investments totaled $4,918,077 as of November 30, 2006 compared to $3,538,012 at May 31, 2006.  As of November 30, 2006 the Company had $1,440,330 in cash and cash equivalents compared to $1,552,072 at May 31, 2006.  As of November 30, 2006 the Company had $3,477,747 in short term investments compared to $1,985,940 at May 31, 2006.  Short term investments consisted of highly liquid A1-P1 rated commercial paper securities maturing through March 2007.

During the six months ended November 30, 2006, cash provided by operating activities amounted to $1,283,368 with the changes described as follows:

•

Net income for the six months ended November 30, 2006 of $594,777 plus non-cash items: depreciation and amortization of $104,463, stock-based compensation of $26,918, the decrease in deferred tax assets of $190,970, tax benefit related to stock options of $8,739 and the $7,220 loss on disposal of property and equipment.

•

Accounts receivable generated cash as the balance decreased by $387,557 to a November 30, 2006 balance of $1,595,533 compared to $1,983,090 at May 31, 2006, a 19.5% decrease. The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market. Management believes its credit and collection policies are effective and appropriate for the marketplace. There can be no assurance that the Company’s collection procedures will continue to be successful.

•

Inventories increased $75,161 to a November 30, 2006 balance of $3,316,751 compared to $3,241,590 at May 31, 2006, a 2.3% increase. The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products. Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•	Prepaid expenses decreased by $24,774 to $52,852 from a balance of $77,626 at May 31, 2006 with the decrease due to prepaid fees, trade show costs and various business and insurance costs.
•	Trade accounts payable increased by $179,662 to $583,152 from a balance of $403,490 at May 31, 2006 primarily due to normal fluctuations in timing of payment of outstanding payable balances.
•	Other accrued liabilities (including customer deposits, commissions, payroll items and other accrued expenses) decreased by $109,144 to a balance of $517,641 from $626,785 at May 31, 2006.
•	Current income taxes payable decreased by $57,407 to a balance of $2,830 from $60,237 at May 31, 2006.

During the six months ended November 30, 2006, net cash used in investing activities was $1,538,317, consisting of net additions to property and equipment of $46,510 and net purchases of short term investments of $1,491,807.  Net cash provided by financing activities amounted to $51,393 which consisted of repayments of long-term obligations of $9,648 net of common stock issued on exercised stock options of $61,041.

The following summarizes contractual obligations at November 30, 2006 and the effect on future liquidity and cash flows:

			Total
Years ending	Long term	Operating	contractual
November 30,	obligations	leases	obligations

2007	$10,350	$66,248	$76,598
2008	1,614	44,097	45,711
2009	—	8,127	8,127
Total	$11,964	$118,472	$130,436

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

Demand for Company products may change:

Over the past two fiscal years, the Company had experienced increased demand for its Balancer products in North America, its largest market, attributed primarily to an improving economy in North America.  However, during the most recent six months Balancer sales in North America have declined 3.7% when compared to the same period last fiscal year. The conditions and circumstances could change in future periods and as a result demand for the Company’s products could decline.  Management is responding to these risks in two ways.  First, it appears there is still a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore continue to devote part of its future R&D efforts toward developing products that will both broaden the scope of Balancing products offered to the current customer base.  Second, there are uses for the Company’s Balancer products in industries other than those in the Company’s historic customer base.  Management is devoting time to identify these markets and educate those markets on the value of those products within their operations.

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers.  Conditions in those markets adversely affected sales beginning in Fiscal 1999 and those poor conditions continued into Fiscal 2004 and consequently, demand for drives fell over these periods. As the operations of those companies suffered, they in turn reduced capital spending resulting in minimal demand for and sporadic sales of the Company’s laser light-scatter products.  Industry forecasts are for continued improving conditions and the Company has experienced increasing sales in Fiscal 2006 and 2007 to those industries.  However, the long-term impact on demand for the Company’s surface Measurement products cannot be predicted with any certainty.

The semiconductor industry has also faced a down cycle over the past few fiscal years. Beginning in Fiscal 2002 the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth and these conditions continued into Fiscal 2004.  The result is similar to disk drive manufacturers in that capital spending has declined significantly and consequently so has demand for and sales of the Company’s wafer products.  Some improvement in market conditions is forecasted to occur, although there is no certainty if and when those improvements will occur.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of November 30, 2006.  However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments.  The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of November 30, 2006.  Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment.  Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the three months ended November 30, 2006 and 2005 results of operations included gains (losses) on foreign currency denominated transactions of $5,218 and ($9,722), respectively.  For the six months ended November 30, 2006 and 2005 results of operations included gains (losses) on foreign currency denominated transactions of $4,649 and ($12,589), respectively.

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

SCHMITT INDUSTRIES, INC.

(Registrant)

Date:	January 5, 2007	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	January 5, 2007	/s/ Michael S. McAfee
Michael S. McAfee, Chief Financial Officer/Treasurer