Form 10-Q
period 2007-02-28
SCHMITT INDUSTRIES INC
filed 2007-03-30
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2007

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

Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of each class of common stock outstanding as of March 26 , 2007

Common stock, no par value	2,656,294

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2007	May 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$712,756	$1,552,072
Short-term investments	3,974,687	1,985,940
Accounts receivable, net of allowance of $13,198 and $52,186 at February 28, 2007 and May 31, 2006, respectively	1,983,968	1,983,090
Inventories	3,651,359	3,241,590
Prep aid expenses	128,661	77,626
Income taxes receivable	9,413	—
Deferred tax asset	111,090	116,080
	10,571,934	8,956,398
Property and equipment
Land	299,000	299,000
Buildings and improvements	1,363,131	1,275,922
Furniture, fixtures and equipment	801,463	1,180,648
Vehicles	96,849	96,849
	2,560,443	2,852,419
Less accumulated depreciation and amortization	(1,356,271)	(1,643,047)
	1,204,172	1,209,372
Other assets
Long-term deferred tax asset	4,110	552,380
Other assets	307,449	208,405
	311,559	760,785
Total assets	$12,087,665	$10,926,555

LIABILITIES & STOCKHOLDERS ‘ EQUITY
Current liabilities
Accounts payable	$665,027	$403,490
Accrued commissions	195,855	250,835
Accrued payroll liabilities	69,336	138,801
Other accrued liabilities	183,319	237,149
Income taxes payable	—	60,237
Current portion of long-term obligations	9,566	15,204
Total current liabilities	1,123,103	1,105,716
Long-term obligations		6,408
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,652,128 and 2,625,045 shares issued and outstanding at February 28, 2007 and May 31, 2006, respectively	8,057,133	7,946,976
Accumulated other comprehensive loss	(109,503)	(220,051)
Retained earnings	3,016,932	2,087,506
Total stockholders’ equity	10,964,562	9,814,431
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,087,665	$10,926,555

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006

Net sales	$2,970,877	$2,707,123	$8,973,125	$7,977,607
Cost of sales	1,250,165	1,293,476	4,012,190	3,630,222
Gross profit	1,720,712	1,413,647	4,960,935	4,347,385
Operating expenses :
General, administration and sales	1,105,394	1,146,765	3,512,636	3,439,926
Research and development	15,041	26,070	54,490	59,709
Total operating expenses	1,120,435	1,172,835	3,567,126	3,499,635
Operating income	600,277	240,812	1,393,809	847,750
Other income	44,372	21,464	130,617	21,012
Income before income taxes	644,649	262,276	1,524,426	868,762
Provision for income taxes	257,000	64,500	595,000	33,543
Net income	$387,649	$197,776	$929,426	$835,219

Net income per common share:
Basic	$0.15	$0.08	$0.35	$0.32

Diluted	$0.14	$0.07	$0.34	$0.30

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

(UNAUDITED)

	Nine Months Ended February 28,
	2007	2006
Cash flows relating to operating activities
Net income	$929,426	$835,219
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	157,147	158,412
Stock based compensation	40,377	—
Deferred taxes	553,260	(243,124)
Tax benefit related to s tock options	8,739	175,365
Loss on disposal of property and equipment	7,220	—
(Increase) decrease in :
Accounts receivable	(878)	436,650
Inventories	(409,769)	146,504
Prepaid expenses	(51,035)	(6,452)
Income taxes receivable	(9,413)	—
Increase (decrease) in :
Accounts payable	261,537	19,196
Accrued liabilities and customer deposits	(178,275)	(91,705)
Income taxes payable	(60,237)	3,367
Net cash provided by operating activities	1,248,099	1,433,432

Cash flows relating to investing activities
Purchase of short-term investments	(7,488,747)	(1,475,940)
Maturities of short-term investments	5,500,000	—
Purchas e of property and equipment	(133,211)	(97,642)
Disposals of property and equipment	—	—
Advance on convertible promissory note	(125,000)	—
Net cash used in investing activities	(2,246,958)	(1,573,582)

Cash flows relating to financing activities
Repayments on long-term obligations	(12,046)	(20,655)
Common stock issued on exercise of stock options	61,041	93,547
Net cash provided by financing activities	48,995	72,892

Effect of foreign exchange translation on cash	110,548	(2,290)

Increase (decrease) in cash and cash equivalents	(839,316)	(69,548)

Cash and cash equivalents , beginning of period	1,552,072	1,176,959

Cash and cash equivalents, end of period	$712,756	$1,107,411

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$303	$489
Cash paid during the period for income taxes	$143,734	$113,365

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007

(UNAUDITED)

			Accumulated
			other			Total
			comprehensive	Retained		comprehensive
	Shares	Amount	loss	earnings	Total	income

Balance, May 31 , 2006	2,625,045	$7,946,976	$(220,051)	$2,087,506	$9,814,431

Stock options exercised and related tax benefit of $8,739	27,083	69,780	—	—	69,780
Stock-based compensation	—	40,377	—	—	40,377
Net income	—	—	—	929,426	929,426	$929,426
Other comprehensive income	—	—	110,548	—	110,548	110,548
Balance, February 28 , 2007	2,652,128	$8,057,133	$(109,503)	$3,016,932	$10,964,562

Comprehensive income, nine months ended February 28, 2007						$1,039,974

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:                   Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company) and its wholly owned subsidiaries.  In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2007 and its results of operations and its cash flows for the nine months ended February 28, 2007 and 2006.  The consolidated balance sheet at May 31, 2006 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2006.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.  Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2007.  Certain amounts in prior periods’ financial statements have been reclassified to conform to the current periods’ presentation.  These reclassifications did not affect consolidated net income.

During the current fiscal quarter the Company determined that (under certain circumstances) a portion of net income from the Company’s wholly owned subsidiary located in the United Kingdom, Schmitt Europe Ltd. (SEL) is subject to income tax in the United States.  The provision for income taxes for the nine months ended February 28, 2007 includes the Company’s provision for such income taxes.  The provision for income taxes as previously reported in our Quarterly Report on Form 10-Q for the three and six months ended November 30, 2006 did not consider such income taxes and was understated by $53,000.  Following restatements for such income taxes, the company’s net income for the three months ended November 30, 2006 was $271,185, ($.10 per fully diluted share) compared to previously reported net income of $324,185, ($.12 per fully diluted share) and net income for the six months ended November 30, 2006 was $541,777, ($.20 per fully diluted share) compared to previously reported net income of $594,777, ($.22 per fully diluted share).  No restatement is required for the first fiscal quarter of 2007 or for any quarterly periods in fiscal 2006 as SEL did not report net income subject to income tax in the United States in any of those periods.

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

Note 3:                   Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in June 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The provisions of FIN 48 are effective for our fiscal year beginning June 1, 2007.  We are currently evaluating the impact of the provisions of FIN 48.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of our 2007 fiscal year. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for periods prior to the first quarter of fiscal 2007 have not been restated to reflect this change.  Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  The compensation cost for awards granted prior to May 31, 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted on or after June 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.  Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the nine months ended February 28, 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, May 31, 2006.  There were no stock-based awards granted subsequent to May 31, 2006.

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

The Company has computed, to determine stock-based compensation expense recognized for the three and nine months ended February 28, 2007 and for pro forma disclosure purposes for the three and nine months ended February 28, 2006, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123(R) using the following assumptions:

Risk-free interest rate	3.8-4.45%
Expected life	4.0-4.7 years
Expected volatility	95-102%

Stock-Based Compensation Under FAS 123(R)

The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the three and nine months ended February 28, 2007 and what certain operating results would have been without the effects of applying SFAS No. 123(R).

	Three Months Ended		Nine Months Ended
	February 28, 2007		February 28, 2007
		Pro Forma without		Pro Forma without
		effects of applying		effects of applying
	As reported	SFAS No. 123(R)	As reported	SFAS No. 123(R)
General, administration and sales	$1,105,394	$1,118,853	$3,512,636	$3,553,013
Income before income taxes	$644,649	$658,108	$1,524,426	$1,564,803
Net income	$387,649	$395,940	$929,426	$954,298
Cash flow from operating activities			$1,248,099	$1,248,099
Cash flow from financing activities			$48,995	$48,995
Basic earnings per share	$0.15	$0.15	$0.35	$0.36
Diluted earnings per share	$0.14	$0.14	$0.34	$0.35

At February 28, 2007 the Company had a total of 188,162 outstanding stock options (171,538 vested and exercisable and 16,624 non-vested) with a weighted average exercise price of $2.53.  The Company estimates that a total of approximately $50,517 will be recorded as additional stock-based compensation expense over the period beginning with the quarter ending May 31, 2007 through the fiscal year ending May 31, 2009, for all options which are outstanding as of February 28, 2007, but which were not yet vested.

Outstanding Options			Exercisable Options
		Weighted
		Average
	Weighted	Remaining		Weighted
Number of	Average	Contractual	Number of	Average
Shares	Exercise Price	Life (yrs)	Shares	Exercise Price
80,413	$1.20	5.1	80,413	$1.20
76,249	2.30	7.3	73,750	2.30
5,000	5.80	8.7	3,750	5.80
26,500	6.58	8.6	13,625	6.58
188,162	$2.53	6.5	171,538	$2.20

Options granted, exercised, canceled and expired under the Company’s stock option plan during the three and nine months ended February 28, 2007 are summarized as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2007		February 28, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding - beginning of period	188,162	$2.53	216,496	$2.52
Options granted	—	—	—	—
Options exercised	—	—	(27,084)	2.25
Options forfeited/cancelled	—	—	(1,250)	6.58
Options outstanding February 28, 2007	188,162	$2.53	188,162	$2.53

Pro Forma Information under SFAS 123 and APB 25

Prior to June 1, 2006, the Company elected to follow the accounting provisions of APB 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  No stock-based employee compensation cost was reflected in net income because all options granted under the Company’s stock option plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the Company’s net income and basic and diluted net income per share for the three and nine months ended February 28, 2006 had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123.

	Three Months Ended	Nine Months Ended
	February 28, 2006	February 28, 2006
Net income, as reported	$197,776	$835,219
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,811)	(14,436)
Pro forma net income	$192,965	$820,783
Earnings per share – basic
As reported	$0.08	$0.32
Pro forma	$0.07	$0.32
Earnings per share – diluted
As reported	$0.07	$0.30
Pro forma	$0.07	$0.30

Note 5:                   EPS Reconciliation

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Weighted average shares (basic)	2,642,919	2,614,734	2,645,655	2,601,840
Effect of dilutive stock options	188,162	222,807	194,768	223,761
Weighted average shares (diluted)	2,831,081	2,837,541	2,840,423	2,825,601

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

During Fiscal 2005 and 2006, management concluded future operations would produce sufficient earnings so that portions of this asset could be used in future periods to reduce federal and state tax liabilities and the allowance was reduced to reflect the amount of the deferred tax asset management believes can be utilized in future periods.  Our effective tax rate on consolidated net income was 38.7% and 3.9% in the first nine months of fiscal 2007 and 2006, respectively.  Our effective tax rate on consolidated net income differs from the federal statutory tax rate in the first nine months of fiscal 2007 primarily due to certain expenses not deductible for income tax reporting offset by lower effective tax rates on net income reported by the Company’s wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom.   The net effective tax expense on consolidated net income in the first nine months of fiscal 2006 is primarily due to a reduction in the valuation allowance of $281,000 at November 30, 2005.  Management believes the effective tax rate on consolidated net income in future periods will reflect a normal combined state and federal rate, net of the effect from expenses not deductible for income tax reporting and net income or losses reported by SEL.

Note 7:                   Segments of Business

Segment Information

	Three Months Ended February 28,
	2007		2006
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,070,654	$1,080,632	$2,143,741	$764,694
Intercompany sales	(168,646)	(11,763)	(178,746)	(22,566)
Net sales	$1,902,008	$1,068,869	$1,964,995	$742,128
Operating income	$276,903	$323,374	$118,121	$122,691
Intercompany rent expense (income)	$(7,500)	$7,500	$(7,500)	$7,500
Depreciation expense	$37,560	$6,473	$34,657	$8,771
Amortization expense	$—	$8,652	$—	$8,651
Advances on convertible note	$125,000	$—	$—	$—
Capital expenditures	$86,701	$—	$551	$—

	Nine Months Ended February 28,
	2007		2006
	Balancer	Measurement	Balancer	Measurement
Gross sales	$6,316,374	$3,218,325	$6,127,988	$2,368,605
Intercompany sales	(454,730)	(106,844)	(451,816)	(67,170
Net sales	$5,861,644	$3,111,481	$5,676,172	$2,301,435
Operating income	$561,698	$832,111	$441,730	$406,020
Intercompany rent expense (income)	$(22,500)	$22,500	$(22,500)	$22,500
Depreciation expense	$109,993	$21,198	$105,135	$27,325
Amortization expense	$—	$25,956	$—	$25,952
Advances on convertible note	$125,000	$—	$—	$—
Capital expenditures	$114,601	$18,610	$36,945	$60,697

Geographic Information

	Three Months Ended February 28,		Nine Months Ended February
Geographic Sales	2007	2006	2007	2006
North American
United States	$1,207,350	$1,319,078	$4,170,577	$4,093,625
Canada and Mexico	33,480	82,181	154,671	136,445
North American total	1,240,830	1,401,259	4,325,248	4,230,070
European
Germany	54,043	115,961	198,570	277,328
Intercompany	—	(10,119)	—	(10,293)
Germany total	54,043	105,842	198,570	267,035
United Kingdom	228,230	273,168	816,930	756,562
Intercompany	(180,409)	(191,193)	(561,574)	(505,160)
United Kingdom total	47,821	81,975	255,356	251,402
Other European	340,264	334,251	1,126,696	748,889
Total European	442,128	522,068	1,580,622	1,267,326
Asia	811,167	559,713	2,147,637	1,718,079
Other markets	476,752	224,083	919,618	762,132
Total Net Sales	$2,970,877	$2,707,123	$8,973,125	$7,977,607

	Three Months Ended February 28,
	2007		2006
	United States	Europe	United States	Europe
Operating income (loss)	$468,550	$131,727	$243,791	$(2,979)
Depreciation expense	$41,218	$2,815	$40,519	$2,909
Amortization expense	$8,652	$—	$8,651	$—
Advances on convertible note	$125,000	$—	$—	$—
Capital expenditures	$86,701	$—	$—	$551

	Nine Months Ended February 28,
	2007		2006
	United States	Europe	United States	Europe
Operating income (loss)	$1,159,303	$234,506	$877,668	$(29,918)
Depreciation expense	$122,653	$8,538	$123,852	$8,608
Amortization expense	$25,956	$—	$25,952	$—
Advances on convertible note	$125,000	$—	$—	$—
Capital expenditures	$132,644	$567	$94,845	$2,797

Note — Europe is defined as the European subsidiary, Schmitt Europe,Ltd.

Long-term Assets

	February 28, 2007	May 31, 2006
Segment:
Balancer	$1,061,366	$1,483,166
Measurement	454,365	486,991
Geographic:
United States	$1,503,854	$1,949,390
Europe	11,877	20,767

Note 8:                   Related Party Transactions

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004.  PulverDryer also buys certain products from the Company at normal prevailing rates.  The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000.  Product sales to PulverDryer during the three months ended February 28, 2007 and 2006 totaled $11,710 and $13,531, respectively.  Product sales to PulverDryer during the nine months ended February 28, 2007 and 2006 totaled $31,233 and $86,099, respectively.

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

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe.  Combined Balancer sales increased 3.3% for the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006.  Balancer sales for the three months ended February 28, 2007 decreased 3.2% compared to the same fiscal quarter ended February 28, 2006.  North American sales declined (11.4%) in the three months ended February 28, 2007 compared to the three months ended February 28, 2006.  Recent weakness in industrial production toward the end of 2006 especially in the motor vehicle sectors, has caused production in other manufacturing industries to soften.  General economic data indicates a slowing in the growth of business capital spending on orders and shipments of equipment other than high-tech and transportation equipment. These economic conditions in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry are the reason for softening Balancer orders.  Machine tool industry customers are optimistic regarding short term demand for grinding machines although the recent weakness in industrial production and business conditions in North America and indicate growth rates for their products which incorporate the Balancer segment product line will be lower than those experienced over the past three years.  Market demand in Asia for the Balancer segment products remains strong with that region showing a 29.3% increase for the three months ended February 28, 2007 compared to the three months ended February 28, 2006.  The European market growth rates slowed as total Balancer sales into that geographic market decreased (10.8%) during the three months ended February 28, 2007 compared to the three months ended February 28, 2006.  Sales in all Other markets decreased to $181,147 in the three months ended February 28, 2007 compared to $194,831 for the three months ended February 28, 2006, a 7% decrease.  As with the North American market, the duration of the stronger demand in Asia and conditions in the European market cannot be forecasted with any certainty.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products. Combined Measurement sales increased 35.2% for the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006.  Measurement sales for the three months ended February 28, 2007 increased 44% when compared to the same fiscal quarter ended February 28, 2006.  The increased sales volume is primarily due to the delivery of a CASI Scatterometer during the second fiscal quarter and increased shipments of laser light-scatter products to the disk drive manufacturers.  As noted below sales can be very cyclical in the Measurement segment.  The business operations and prospects for these two product lines are summarized as follows:

Laser light-scatter products for disk drive and silicon wafer manufacturers – The primary target markets for Measurement products have been disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts. Certain segments of these targeted industries have seen consolidation into very large international manufacturers.  Sales totaled $1,383,589 for the nine months ended February 28, 2007 compared to the $884,817 for the nine months ended February 28, 2006.  Information has indicated continued improving demand for and sales of disk drive products.  U.S. retail sales of external drives by disk drive manufacturers rose an estimated 75% during the third calendar quarter of 2006 citing demand fueled by need to convert photos, video and other content into digital form.  The disk drive industry has recently announced they expect to start delivering drives that store a trillion bytes of data, known as a terabyte.  Sales to customers in these industries can be very cyclical and therefore the impact of the strong demand in the disk drive industry on sales to the Company’s laser light-scatter products is unknown at this time and cannot be forecasted with any certainty.

Laser light-scatter products for research organizations – The Company continues to receive inquiries for these products and provide quotes to interested parties.  The Company completed the delivery of a CASI Scatterometer in the second fiscal quarter, the first delivery of a new CASI Scatterometer since fiscal 2004.

Dimensional sizing products – These products are marketed and sold into a wide array of industries and used in applications from steel casting, paper production, crane control and medical imaging to micron level part and surface inspection.  Sales totaled $1,516,350 for the nine months ended February 28, 2007 compared to the $1,416,618 for the nine months ended February 28, 2006.  Sales of these products can be cyclical and therefore the duration of the continued demand cannot be forecasted with any certainty.

The Company entered into a convertible promissory note agreement with Xtero Datacom, Inc. of Vancouver, British Columbia pursuant to which the Company will loan up to $250,000 USD to Xtero to fund product development and testing of Xtero satellite measurement technologies.  The advances under the loan agreement are based on established milestones being achieved by Xtero in the beta field testing of their technology over the next 90 days.  The loan is convertible into equity of Xtero at the sole option of Schmitt Industries, Inc.  On February 14, 2007, Schmitt advanced $125,000 to Xtero.

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

Cash Equivalents and Short Term Investments – The Company generally invests excess cash in money market funds and investment grade highly liquid securities. The Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents.  At February 28, 2007, short-term investments are classified as available-for-sale.  The carrying amounts of cash equivalents and short term investments are stated at cost, which approximate fair market value because of their short maturities.  There were no related unrealized holding gains or losses at February 28, 2007.

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

Intangible Assets – There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.   As of February 28, 2007, management does not believe impairment, as defined above, exists.

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

Discussion of operating results:

Three months ended February 28, 2007 and 2006:

	Three months ended February 28, 2007
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,970,877	100.0	$1,902,008	100.0	$1,068,869	100.0
Cost of sales	1,250,165	42.1	895,693	47.1	354,472	33.2
Gross profit	1,720,712	57.9	$1,006,315	52.9	$714,397	66.8
Operating expenses	1,120,435	37.7
Operating income	$600,277	20.2

	Three months ended February 28, 2006
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,707,123	100.0	$1,964,995	100.0	$742,128	100.0
Cost of sales	1,293,476	47.8	1,000,603	50.9	292,873	39.5
Gross profit	1,413,647	52.2	$964,392	49.1	$449,255	60.5
Operating expenses	1,172,835	43.3
Operating income	$240,812	8.9

Worldwide sales of Balancer products decreased 3.2% in the three month period ended February 28, 2007 when compared to the same period in the prior fiscal year as sales in North American declined 11.4% and European Balancer markets decreased 10.8% offset by sales growth in the Asian markets which increased by 29.3%.  All Other markets decreased 7% in the most current fiscal quarter when compared to the same period in the prior fiscal year.  Unit sales prices of Balancer products are relatively stable in each of the major markets and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The Balancer product sales increase in Asia is attributed to the continued expansion of the sales efforts in China.  Balancer sales in the third fiscal quarter to Europe decreased primarily due to reduced sales in Germany and the United Kingdom.  The decline in unit in European markets was offset positively by changes in foreign exchange rates between the two fiscal periods.

Measurement product sales increased by a combined 44% in the most current fiscal quarter when compared to the same period in the prior fiscal year primarily due to increased shipments of laser light-scatter products to disk drive manufacturers.  These increases were offset by dimensional sizing products sales declining by 2.5%.  The Measurement segment’s largest market, North America, decreased 11.5% in the three months ended February 28, 2007 compared to the three months ended February 28, 2006.  Market demand in Asia, historically the second largest geographic market for Measurement products, showed a 75% increase for the three months ended February 28, 2007 compared to the three months ended February 28, 2006.

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

Sales by the foreign subsidiary totaled $460,346 for the most recent quarter versus $468,029 for the same quarter last year.  Approximately 11.9% of the decrease is due to lower unit sales volumes offset by a 10.3% increase due to the changes in foreign exchange rates between the two fiscal periods.  The lower sales volumes were realized primarily due to decrease in Balancer sales.

In the three month period ended February 28, 2007, net income was $387,649 ($.14 per fully diluted share) compared to net income of $197,776 ($.07 per fully diluted share) for the same period last year.  Net income was negatively impacted by the provision for income taxes, which increased to $257,000 for the three month period ended February 28, 2007 compared to the $64,500 provision for income taxes in the same period last year.

Nine months ended February 28, 2007 and 2006:

	Nine months ended February 28, 2007
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$8,973,125	100.0	$5,861,644	100.0	$3,111,481	100.0
Cost of sales	4,012,190	44.7	2,908,328	49.6	1,103,862	35.5
Gross profit	4,960,935	55.3	$2,953,316	50.4	$2,007,619	64.5
Operating expenses	3,567,126	39.8
Operating income	$1,393,809	15.5

	Nine months ended February 28, 2006
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$7,977,607	100.0	$5,676,172	100.0	$2,301,435	100.0
Cost of sales	3,630,222	45.5	2,758,516	48.6	871,706	37.9
Gross profit	4,347,385	54.5	$2,917,656	51.4	$1,429,729	62.1
Operating expenses	3,499,635	43.9
Operating income	$847,750	10.6

Worldwide sales of Balancer products increased 3.3% in the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006 as sales to the Asian markets increased by 37.3% and sales in European markets increased 13.9%.  These increases were offset by a decline in the North American market of 6.3% and by decreases in all Other markets of 30.8%.  Unit sales prices of Balancer products are relatively stable in each of the major markets and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The Balancer product sales increase in Asia is attributed to the continued expansion of the sales efforts in China.  The large percentage decrease in all Other markets was predominately a result of decreases in the Japanese and South American markets.  Although Balancer sales to Europe increased in the nine months ended February 28, 2007 the European market remains soft when compared to longer term historical results due to strong competition and weaker economic conditions in certain European Balancer markets.  The European markets were also positively impacted by changes in foreign exchange rates between the two fiscal periods.

Measurement product sales increased 35.2% in the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006 primarily due to the sale of a CASI Scatterometer in the second fiscal quarter, increased shipments of laser light-scatter to the disk drive manufacturers.  Sales of the Company’s dimensional sizing products increased by 7% and surface measurement products increased by 80.3%.

Cost of sales for the Balancer segment increased (as a percentage of sales) in the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006 primarily due to the product sales mix as production labor and overhead costs were relatively stable.  Margins were also negatively impacted as a result of higher sales in foreign markets as a large portion of those sales are made through distributors who receive pricing net of commissions and other sales costs.

Cost of sales for the Measurement segment decreased (as a percentage of sales) in the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006 primarily due to the product sales mix as surface measurement products generate higher gross profit margins than dimensional sizing products.

Sales by the foreign subsidiary totaled $1,647,427 for the nine months ended February 28, 2007 compared to sales of $1,352,414 in the nine months ended February 28, 2006.  Approximately 13.3% of the increase is due to higher unit sales volumes with the remainder due to the changes in foreign exchange rates between the two fiscal periods.  The higher sales volumes were realized primarily due to the CASI Scatterometer sale in the second quarter and also general expansion of the sales efforts in the dimensional sizing products.

In the nine month period ended February 28, 2007, net income was $929,426 ($0.34 per fully diluted share) compared to net income of $835,219 ($0.30 per fully diluted share) for the same period last year.  Net income was negatively impacted by the provision for income taxes, which increased to $595,000 for the nine month period ended February 28, 2007 compared to the $33,543 provision for income taxes in the same period last year.  As more fully described in Note 6 of the Notes to Consolidated Interim Financial Statements, the provision for income taxes in the nine month period ended February 28, 2006 was significantly impacted by a reduction in the deferred tax asset valuation allowance, which did not recur in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 9.4 to 1 at February 28, 2007 compared to 8.1 to 1 at May 31, 2006.  Cash, cash equivalents and available for sale short term investments totaled $4,687,443 as of February 28, 2007 compared to $3,538,012 at May 31, 2006.  As of February 28, 2007 the Company had $712,756 in cash and cash equivalents compared to $1,552,072 at May 31, 2006.  As of February 28, 2007 the Company had $3,974,687 in short term investments compared to $1,985,940 at May 31, 2006.  Short term investments consisted of highly liquid A1-P1 rated commercial paper securities maturing through May 2007.

During the nine months ended February 28, 2007, cash provided by operating activities amounted to $1,248,099 with the changes described as follows:

•                       Net income for the nine months ended February 28, 2007 of $929,426 plus non-cash items: depreciation and amortization of $157,147, stock-based compensation of $40,377, the decrease in deferred tax assets of $553,260, tax benefit related to stock options of $8,739 and the $7,220 loss on disposal of property and equipment.

•                       Accounts receivable remained relatively the same as the balance increased by a slight $878 to a February 28, 2007 balance of $1,983,968 compared to $1,983,090 at May 31, 2006.  The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful.

•                       Inventories increased $409,769 to a February 28, 2007 balance of $3,651,359 compared to $3,241,590 at May 31, 2006, a 12.6% increase.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                       Prepaid expenses increased by $51,035 to $128,661 from a balance of $77,626 at May 31, 2006 with the increase due to prepaid insurance, fees, trade show costs and various business costs.

•                       Trade accounts payable increased by $261,537 to $665,027 from a balance of $403,490 at May 31, 2006 primarily due to normal fluctuations in timing of payment of outstanding payable balances.

•                       Other accrued liabilities (including customer deposits, commissions, payroll items, sales returns, expected warranty costs and other accrued expenses) decreased by $178,275 to a balance of $448,510 from $626,785 at May 31, 2006.

•                       Current income taxes payable decreased by $60,237 to a balance of $-0- from $60,237 at May 31, 2006.  In addition the Company recorded an income tax receivable at February 28, 2007 of $9,413.

During the nine months ended February 28, 2007, net cash used in investing activities was $2,246,958, consisting of net additions to property and equipment of $133,211, advance on a convertible promissory note of $125,000 and net purchases of short term investments of $1,988,747.  Net cash provided by financing activities amounted to $48,995 which consisted of repayments of long-term obligations of $12,046 net of common stock issued on exercised stock options of $61,041.

The following summarizes contractual obligations at February 28, 2007 and the effect on future liquidity and cash flows:

Years ending February 28,	Long term obligations	Operating leases	Total contractual obligations

2008	$9,566	$62,604	$72,170
2009	—	14,123	14,123
2010		3,091	3,091
2011	—	1,167	1,167
Total	$9,566	$80,985	$90,551

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

Demand for Company products may change:

Over the past two fiscal years, the Company had experienced increased demand for its Balancer products in North America, its largest market, attributed primarily to an improving economy in North America.  However, during the most recent nine months Balancer sales in North America have declined 6.3% when compared to the same period last fiscal year. The conditions and circumstances could change in future periods and as a result demand for the Company’s products could decline.  Management is responding to these risks in two ways.  First, it appears there is still a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore continue to devote part of its future R&D efforts toward developing products that will both broaden the scope of Balancing products offered to the current customer base.  Second, there are uses for the Company’s Balancer products in industries other than those in the Company’s historic customer base.  Management is devoting time to identify these markets and educate those markets on the value of those products within their operations.

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers.  Information has indicated continued improving demand for and sales of disk drive products.   U.S. retail sales of external drives rose an estimated 75% during the third calendar quarter of 2006 citing demand fueled by need to convert photos, video and other content into digital form.  The disk drive industry has recently announced they expect to start delivering drives that store a trillion bytes of data, known as a terabyte.  Industry forecasts are for continued improving conditions and the Company has experienced increasing sales in Fiscal 2006 and 2007 to those industries.  However, the long-term impact on demand for the Company’s surface Measurement products cannot be predicted with any certainty.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 28, 2007.  However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments.  The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of February 28, 2007.  Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment.  Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the three months ended February 28, 2007 and 2006 results of operations included gains (losses) on foreign currency denominated transactions of ($18,291) and $1,630, respectively.  For the nine months ended February 28, 2007 and 2006 results of operations included (losses) on foreign currency denominated transactions of ($13,642) and ($10,958), respectively.

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

SCHMITT INDUSTRIES, INC.

(Registrant)

Date:	March 30, 2007	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	March 30, 2007	/s/ Michael S. McAfee
Michael S. McAfee, Chief Financial Officer/Treasurer