Form 10-K
period 2007-05-31
SCHMITT INDUSTRIES INC
filed 2007-07-31
CIK 922612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2007

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

Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,370,000 based upon the closing price of $7.18 reported for such date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded because such persons may be deemed to be affiliates.  This determination is not necessarily conclusive for other purposes.

As of July 24, 2007, the registrant had 2,668,933 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Examples of some well-known worldwide machine tool builders who have offered and/or installed the SBS System include ANCA (Australia), Capco Machinery (U.S.), Ecotech/SMTW (China/U.S.), Erwin Junker (U.S.), Landis Grinding (U.S.), Koyo Machinery (US, Japan), Micron Machinery Limited (Japan/U.S.), USACH Technologies, Tschudin (U.S.) and Weldon Machine Tool (U.S.).  The Company currently sells its products directly to major machine builders in the U.S, Europe and Asia.

Machine Tool Rebuilders — These customers, found in most, if not all, industrialized nations, develop their business by offering to completely update and refurbish older grinding machines.  These rebuilders typically tear the old machine apart and install new components, such as the SBS System.  The Company currently sells its products directly to major machine rebuilders in the U.S. and Europe.

Grinding Machine Users - These end users become aware of the SBS System through trade shows, trade magazine advertising, distributors, field representatives, referrals and new machine suppliers.  The Company’s business is conducted worldwide with some better known customers including: Black & Decker, Briggs and Stratton, Caterpillar, Eaton, Emerson Power Transmission, Ford Motor Company, General Electric, General Motors, Ingersoll Rand, Komatsu, Sumitomo Heavy Industries, SKF Bearing Industries, Timken, TRW Automotive Components and Universal Bearing.

In Fiscal 2007, 2006 and 2005, net sales of the Company’s balancing products totaled $7,923,627, $7,818,669 and $7,430,287, respectively.  Net sales of balancing products accounted for 67%, 68% and 70% of the Company’s total sales in Fiscal 2007, 2006 and 2005, respectively.  See Note 7 to Consolidated Financial Statements.

Competition

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

Competitive products come from European companies located in Switzerland, Germany, Spain and Italy.  These competitors produce electromechanical and water balancers similar to the SBS Systems.  The Company considers these companies, with their established European base, to be the major competitors.  The Company believes that these balancers have electronic deficiencies, rendering them less effective in solving essential balancing requirements.  The Company also believes that they cannot achieve consistent balance levels at low speed (500 rpm) or at high speed (7,500 rpm) as the SBS system can.  In addition, the Company also believes these balancers have inferior brush and cable assemblies that cause down time and high maintenance.  Finally, the Company does not believe these companies can currently compete effectively with the SBS System in providing mounting adapters for all grinding machines.

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

Surface measurement products

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

Dimensional sizing products

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

The AR700 is a new series of triangulation laser displacement sensors that the Company is developing and testing to supplement the existing line of AR600 sensors.   The AR700 will provide performance advanced over the AR600 in accuracy, repeatability, and sample speed.  The first product offering of this new family of sensors will be released in Fiscal 2007 and include measurement ranges from displacements of 1/8” up to 4” and accuracy down to ..00006” (1.5microns ).  The AR700 is smaller than the AR600 and features increased speeds of up to 5000 samples/second while maintaining the flexibility to measure extremely sensitive surfaces.

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

Research and other measurement products

The Company’s CASI Scatterometers are sold to companies and institutions involved in research efforts.  The CASI Scatterometer uses visible, ultraviolet or infrared laser light as a nondestructive probe to measure surface quality, optical performance, smoothness, appearance, defects and contamination on a wide variety of materials.  These products are measurement instruments providing customers with precise roughness measurements of optical surfaces, diffuse materials, semiconductor wafers, magnetic storage media and precision-machined surfaces, as well as surfaces affecting the cosmetic appearance of consumer products.

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

Light-scatter measurement laboratory

The Company provides a highly advanced measurement services laboratory, using CASI Scatterometers, to a wide variety of industrial and commercial businesses that require precise measurements only advanced laser light scatter technology can provide.  The value of the laboratory is not only its extremely precise measurement capability but also the test item is not altered, touched or destroyed.  Thus, the laboratory is widely used by manufacturers of critical optical components in aerospace and defense systems and other industrial companies, universities and government agencies.

In Fiscal 2007, 2006 and 2005, net sales of Measurement products totaled $3,958,449, $3,684,691 and $3,160,942 respectively and accounted for 33%, 32% and 30% of the Company’s total sales in Fiscal 2007, 2006 and 2005 respectively.  See Note 7 to Consolidated Financial Statements.

Competition

Management believes its surface measurement products are one of only a few systems that provide fast, accurate, repeatable microroughness measurements for computer hard disk manufacturers and the silicon wafer industry. The Company believes its surface measurement products are currently the only systems that can provide measurements to a few hundredths of an angstrom (Å-a unit of measure equal to 1 hundred-millionth of a centimeter) with reproducibility +/- 0.2Å or 1% and repeatability of +/-0.1Å.  The differences between our surface measurement products and other optical techniques (which include profilometers, scanning tunneling microscopes, atomic force microscopes or interferometers) are that scanning tunneling microscopes, atomic force microscopes and optical profilometers require the intervention of a skilled operator and perform measurements relatively slowly, whereas our surface measurement product is much simpler and, consequently, can make measurements more rapidly while still maintaining excellent repeatability and accuracy.  Stylus profilometers are simpler devices which require less skilled operators, however, measurements must be conducted under vibration isolation conditions, and large areas require numerous scans, they are generally destructive to soft materials such as most coated optics.

The market for dimensional sizing products is extremely competitive, characterized by rapidly changing technology. The Company believes the principal elements of competition include quality of ongoing technical support and maintenance coupled with responsiveness to customer needs, as well as price, product quality, reliability and performance.  The differences between our sensors and competitive products we feature pushbutton selection of output signals in certain models and our sensors can be programmed using serial commands through a PC computer.  The AR200 displacement sensor can not be overloaded and measures accurately even when a mirror reflects the entire light beam back to the detector.

Competitive surface measurement products and dimensional sizing products come from established multinational competitors, some of which are significantly larger and have greater financial, engineering, manufacturing and marketing resources.  Company pricing is geared to obtaining a dominant market position and meeting competitive supplier prices.  The market strategy is to establish measurement products as products with the best quality, reliability and performance and superior economic value.

Sales by Geographic Area

In Fiscal 2007, 2006 and 2005, the Company recorded net sales of its products in the United States, its country of domicile, of $5,855,118, $5,709,044 and $5,610,274, respectively.  Sales in the last three fiscal years by geographic areas are:

	North America	Europe	Asia	Others
Fiscal 2007	$6,055,129	$2,098,677	$2,702,531	$1,025,739
Fiscal 2006	$5,878,538	$1,764,347	$2,919,556	$940,919
Fiscal 2005	$5,872,740	$2,076,089	$2,122,384	$520,016

Business and Marketing Strategy

The Company designs, assembles and markets all of its products with operations divided into a number of different areas.

Balancer Segment Products

The Vice President of Operations directs production of Balancer segment products including production, assembly, and purchasing, engineering and technical services.  Product marketing for all Balancer segment products is managed by the President/CEO.  Two marketing managers are responsible for domestic sales, one marketing manager is responsible for sales in Europe and another is responsible for sales in mainland China, Taiwan and Korea.  The Company also has one person who performs field service/sales.  Finally, research and development efforts are supervised directly by the President/CEO and the Vice President of Operations.

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

Measurement Segment Products

The Vice President of Operations directs production of all Measurement segment products including production, assembly, and purchasing, engineering and technical services.

Similar to the Balancer segment, the Measurement segment uses a variety of methods to market and sell its products.  First, a Marketing Manager, under the direction of the President/CEO, directs the overall worldwide marketing efforts for surface measurement products.  Second, both a marketing and a sales manager, again under the direction of the President/CEO, direct the overall worldwide marketing and sales efforts for dimensional sizing products.  Third, the Company has an exclusive distribution agreement with a company in Asia for the promotion and sale of surface measurement products in China, Taiwan, Malaysia, Singapore, Thailand and the Philippines.  In addition, there are distribution agreements with one company in Japan and two in Korea.  Trade shows also represent a significant amount of marketing/sales effort.  Company representatives operate a display booth featuring demonstrations of Measurement segment products along with product and technical literature.  Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows.  Finally, one of the best marketing channels is the testing laboratory.  Once customers see the capabilities of the technology, it can lead to orders for the Company’s laser based light scatter measurement products.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of both product segments.  The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments.  In the past fiscal year, the Company has developed the following new product:

The AR700 is a new series of triangulation laser displacement sensors that the Company is developing and testing to supplement the existing line of AR600 sensors.   The AR700 will provide performance advanced over the AR600 in accuracy, repeatability, and sample speed.  The first product offering of this new family of sensors will be released in Fiscal 2008 and include measurement ranges from displacements of 1/8” up to 4” and accuracy down to ..00006” (1.5microns ).  The AR700 is smaller than the AR600 and features increased speeds of up to 5000 samples/second while maintaining the flexibility to measure extremely sensitive surfaces.

During Fiscal 2007, 2006 and 2005, the Company’s research and development expense totaled $88,425, $81,815 and $42,395, respectively.  The Fiscal 2007 levels are consistent with Fiscal 2006 and are higher than Fiscal 2005 as the Company devoted much of its 2005 internal labor efforts (most R&D costs are internal labor costs) to expanding production levels and the transition of engineering and production of dimensional sizing products from Menlo Park, CA to Portland, OR.  Management expects amounts expended for R&D in Fiscal 2008 to increase over the levels experienced in Fiscal 2007.

Employees

As of July 16, 2007, the Company employed 34 individuals worldwide on a full-time basis.  There were no regular part-time employees.  None of the Company’s employees is covered by a collective bargaining agreement.

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

Demand for Company products may change:

During Fiscal 2006 and 2005 the Company experienced increased demand for its Balancer products in North America, its largest market, attributed primarily to an improving economy in North America.  However, during Fiscal 2007 Balancer sales in North America have declined 8.3% when compared to Fiscal 2006. The conditions and circumstances could change in future periods and as a result demand for the Company’s products could decline.  Management is responding to these risks in two ways.  First, it appears there is still a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore continue to devote part of its future R&D efforts toward developing products that will both broaden the scope of Balancing products offered to the current customer base.  Second, there are uses for the Company’s Balancer products in industries other than those in the Company’s historic customer base.  Management is devoting time to identify these markets and educate those markets on the value of those products within their operations.

 The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers.  The Company had experienced increasing sales in Fiscal 2006; however, sales during Fiscal 2007 have decreased 13.6%.  Previous information had indicated continued improving demand for and sales of disk drive products.  U.S. retail sales of external drives by disk drive manufacturers rose an estimated 75% during the third calendar quarter of 2006 citing demand fueled by need to convert photos, video and other content into digital form.  Recently, however, certain disk drive manufacturers have scaled back their outlook for the current calendar year, blaming a price war over high-capacity desktop computer drives, which now store as much as about one trillion bytes of data.  The long-term impact on demand for the Company’s surface Measurement products cannot be predicted with any certainty.

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

Item 1B.         Unresolved Staff Comments

None.

Item 2.            Properties

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings with total approximate square footage of 40,500 square feet.  SEL occupies a 755-square foot facility in Coventry, England pursuant to a two year lease beginning May 7, 2007 with a basic monthly rent of £1,360 (approximately $2,690 as of May 31, 2007).

Item 3.            Legal Proceedings

There are no material legal proceedings currently pending against the Company.

Item 4.            Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 2007.

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

Year Ended May 31, 2007	High	Low
First Quarter	$7.99	$6.58
Second Quarter	$7.86	$6.27
Third Quarter	$7.98	$7.04
Fourth Quarter	$8.20	$7.20

Year Ended May 31, 2006	High	Low
First Quarter	$11.95	$7.69
Second Quarter	$9.10	$5.40
Third Quarter	$7.47	$5.47
Fourth Quarter	$8.39	$5.78

As of July 24, 2007, there were 2,668,933 shares of Common Stock outstanding held by approximately 175 holders of record.  The number of holders does not include individual participants in security position listings; the Company believes that there are more than 1,750 individual holders of shares of Common Stock.

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

Issuer Purchases of Equity Securities

None.

Item 6.            Selected Financial Data

In thousands, except per share information

Year Ended	5/31/07	5/31/06	5/31/05	5/31/04	5/31/03
Sales	$11,882	$11,503	$10,591	$7,925	$7,420
Net Income (Loss)	$1,285	$1,350	$1,608	$517	$(1,487)
Net Income (Loss) Per Share, Basic	$.49	$.52	$.64	$.21	$(.60)
Weighted Average No. Shares, Basic	2,649	2,606	2,528	2,439	2,468
Net Income (Loss) Per Share, Diluted	$.47	$.49	$.59	$.20	$(.60)
Weighted Average No. Shares, Diluted	2,763	2,746	2,709	2,524	2,468
Stockholders’ Equity	$11,365	$9,814	$7,979	$6,114	$5,665
Total Assets	$12,471	$10,927	$9,075	$7,100	$6,272
Long-term Debt (including current portion)	$—	$22	$53	$67	$24

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

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe.  Combined Balancer sales increased 1.3% for the year ended May 31, 2007 compared to the year ended May 31, 2006.  North American sales declined (8.3%) in the year ended May 31, 2007 compared to the year ended May 31, 2006.  Recent weakness in industrial production toward the end of 2006 especially in the motor vehicle sectors has caused production in other manufacturing industries to soften.  General economic data indicates a slowing in the growth of business capital spending on orders and shipments of equipment other than high-tech and transportation equipment. These economic conditions in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry are the reason for softening Balancer orders.  Machine tool industry customers are optimistic regarding short term demand for grinding machines although the recent weakness in industrial production and business conditions in North America indicate growth rates for their products which incorporate the Balancer segment product line will be lower than those experienced in Fiscal 2006 and 2005.  Market demand in Asia for the Balancer segment products remains strong with that region showing a 33.7% increase for the year ended May 31, 2007 compared to the year ended May 31, 2006.  The European market grew 10.1% in Fiscal 2007 compared to Fiscal 2006.  Sales in all Other markets decreased (29.3%) in the year ended May 31, 2007 compared to the year ended May 31, 2006.  As with the North American market, the duration of the stronger demand in Asia and conditions in the European and all Other markets cannot be forecasted with any certainty.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products. Combined Measurement sales increased 7.4% for the year ended May 31, 2007 compared to the year ended May 31, 2006.  The increased sales volume is primarily due to the delivery of a CASI Scatterometer during the second fiscal quarter of 2007, increase in sales dimensional sizing products of 18.8% offset by decreased shipments of laser light-scatter products for disk drive and silicon wafer manufacturers of (2.7%).  The Measurement segment’s largest market, North America, increased 25.5% in the year ended May 31, 2007 compared to the year ended May 31, 2006.  Market demand in Asia, historically the second largest geographic market for Measurement products, showed a (54.5%) decrease for the year ended May 31, 2007 compared to the year ended May 31, 2006 as sales in the three months ended May 31, 2007 were off (71.8%) from the sales reported in the three months ended May 31, 2006 on lower unit sales of laser light-scatter products for disk drive and silicon wafer manufacturers.  As noted below sales can be very cyclical in the Measurement segment.  The business operations and prospects for these product lines are summarized as follows:

Laser light-scatter products for disk drive and silicon wafer manufacturers — The primary target markets for Measurement products have been disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts. Certain segments of these targeted industries have seen consolidation into very large international manufacturers.  Sales totaled $1,895,185 for the year ended May 31, 2007 compared to the $1,948,386 for the year ended May 31, 2006.  Previous information had indicated continued improving demand for and sales of disk drive products.  U.S. retail sales of external drives by disk drive manufacturers rose an estimated 75% during the third calendar quarter of 2006 citing demand fueled by need to convert photos, video and other content into digital form.  Recently, however, certain disk drive manufacturers have scaled back their outlook for the current calendar year, blaming a price war over high-capacity desktop computer drives, which now store as much as one trillion bytes of data.  Sales to customers in these industries can be very cyclical and therefore the impact of the demand in the disk drive industry on sales to the Company’s laser light-scatter products is unknown at this time and cannot be forecasted with any certainty.

Laser light-scatter products for research organizations — The Company continues to receive inquiries for these products and provide quotes to interested parties.  The Company completed the delivery of a CASI Scatterometer in the second fiscal quarter, the first delivery of a new CASI Scatterometer since Fiscal 2004.

Dimensional sizing products — These products are marketed and sold into a wide array of industries and used in applications from steel casting, paper production, crane control and medical imaging to micron level part and surface inspection.  Sales totaled $2,063,264 for the year ended May 31, 2007 compared to the $1,736,305 for the year ended May 31, 2006.  Sales of these products can be cyclical and therefore the duration of the continued demand cannot be forecasted with any certainty.

The Company entered into a convertible promissory note agreement with Xtero Datacom, Inc. of Vancouver, British Columbia pursuant to which the Company will loan up to $250,000 USD to Xtero to fund product development and testing of Xtero satellite measurement technologies.  The advances under the loan agreement are based on established milestones being achieved by Xtero in the beta field testing of their technology over the next 90 days.  The loan is convertible into equity of Xtero at the sole option of Schmitt Industries, Inc.  On February 14, 2007, Schmitt advanced $125,000 to Xtero and advanced an additional $75,000 on May 24, 2007.

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

Cash Equivalents and Short Term Investments — The Company generally invests excess cash in money market funds and investment grade highly liquid securities. The Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents.  At May 31, 2007, short-term investments are classified as available-for-sale.  The carrying amounts of cash equivalents and short term investments are stated at cost, which approximate fair market value because of their short maturities.  There were no related unrealized holding gains or losses at May 31, 2007.

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

Deferred Taxes— The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  In Fiscal 2005 and Fiscal 2006, management concluded future operations would produce sufficient earnings so that a portion of this asset could be used in future periods to reduce federal and state tax liabilities.  Management continues to review the level of the valuation allowance on a quarterly basis.  There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax asset can be fully utilized.

Intangible Assets — There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of  future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  As of May 31, 2007, management does not believe impairment, as defined above, exists.

Recently issued accounting pronouncements

See Note 1 of Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Discussion of operating results

	Year ended May 31, 2007
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$11,882,076	100.0	$7,923,627	100.0	$3,958,449	100.0
Cost of sales	5,254,205	44.2	3,898,908	49.2	1,355,297	34.2
Gross profit	6,627,871	55.8	$4,024,719	50.8	$2,603,152	65.8
Operating expenses	4,859,421	40.9
Operating income	$1,768,450	14.9

	Year ended May 31, 2006
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$11,503,360	100.0	$7,818,669	100.0	$3,684,691	100.0
Cost of sales	5,029,714	43.7	3,772,692	48.3	1,257,022	34.1
Gross profit	6,473,646	56.3	$4,045,977	51.7	$2,427,669	65.9
Operating expenses	4,740,050	41.2
Operating income	$1,733,596	15.1

	Year ended May 31, 2005
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$10,591,229	100.0	$7,430,287	100.0	$3,160,942	100.0
Cost of sales	4,460,769	42.1	3,473,858	46.8	986,911	31.2
Gross profit	6,130,460	57.9	$3,956,429	53.2	$2,174,031	68.8
Operating expenses	4,914,000	46.4
Operating income	$1,216,460	11.5

Worldwide sales of Balancer products increased 1.3% in the year ended May 31, 2007 compared to the year ended May 31, 2006 as sales to the Asian markets increased by 33.7% offset by a decline in the North American market of (8.3%).  European sales grew 10.1% in Fiscal 2007 to $1,651,631 compared to Fiscal 2006 sales of 1,500,214.  Sales in all Other markets decreased to $597,426 in the year ended May 31, 2006 compared to the $845,198 for the year ended May 31, 2005, a (29.3%) decrease.  Unit sales prices of Balancer products in North America, Asia and Other markets are relatively stable and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The Balancer product sales increase in Asia is attributed to continued expansion and penetration of the sales efforts in China.  The increased sales in Europe are primarily attributed to changes in foreign exchange rates between the two fiscal periods.  The large percentage decrease in Other markets was predominately a result of lower unit sales in Australia, Japan and South American markets.

Measurement product sales increased 7.4% in the year ended May 31, 2007 compared to the year ended May 31, 2006 as sales of the Company’s dimensional sizing products increased by 18.8% offset by decrease in surface measurement products of (2.7%).  The sales of surface measurement products in the year ended May 31, 2007 compared to the year ended May 31, 2006 decreased as unit sales to customers in the Asia markets declined.

Cost of sales for both the Balancer and Measurement segments increased (as a percentage of sales) in the year ended May 31, 2007 compared to the year ended May 31, 2006 primarily due to the product sales mix as production labor and overhead costs were relatively stable.  Balancer margins were also negatively impacted as a result of higher sales in foreign markets as a large portion of those sales are made through distributors who receive pricing net of commissions and other sales costs.

The decrease in operating expenses (as a percentage of sales) between Fiscal 2007 and 2006 occurred primarily due to increased sales and continued reduction of operating expenses in the Company’s foreign operations. The decrease in operating expenses between Fiscal 2006 and 2005 resulted from the liquidation and dissolution of the Company’s German subsidiary, Schmitt Europa, GmbH, effective May 30, 2005.  The costs in the foreign operations decreased due to the reduction in sales and administration staff that occurred due to the consolidation of Schmitt Europa, GmbH operations into Schmitt Europe Ltd.

Sales by Schmitt Europe Ltd. totaled $2,184,351 for the year ended May 31, 2007 compared to sales of $1,810,377 in the year ended May 31, 2006.  Approximately 11.5% of the increase was due to higher unit sales volumes, primarily due to the CASI Scatterometer sale, and also general expansion of the sales efforts in the dimensional sizing products with the remainder due to the changes in foreign exchange rates between the two fiscal periods.

Net sales outside North America accounted for approximately 49% of the Company’s revenues in Fiscal 2007 and Fiscal 2006 and 45% in Fiscal 2005.  Some foreign customers purchase in their own country’s currencies, thereby imposing on the Company a currency risk.  Of total sales in Fiscal 2007, 2006 and 2005, approximately 18%, 15% and 20%, respectively, were denominated in currencies other than U.S. dollars.  To date, currency fluctuations have had minimal impact on sales.  However, significant variations in the value of the U.S. dollar, relative to currencies of countries in which the Company has significant competitors, can impact future sales.  The Company does not engage in currency hedging.  In addition, the longer payment cycles of international sales can have a negative impact on liquidity.  The Company believes international sales will continue to grow in future periods.

The net income for Fiscal 2007 of $1,284,825 ($0.47 per fully diluted share) compared to net income of $1,350,129 ($0.49 per fully diluted share) and net income of $1,608,140 ($0.59 per fully diluted share) in Fiscal 2006 and 2005, respectively.  Net income in Fiscal 2006 included a $280,223 reduction in the deferred tax asset valuation allowance which reduced the Fiscal 2006 income tax provision.  Net income in Fiscal 2005 included two significant items; a foreign exchange loss of $174,274 which was incurred due to the closure of the German subsidiary (Schmitt Europa, GmbH); and $640,000 income tax benefit due to the reduction in the deferred tax asset valuation allowance.  Management believes the effective tax rate in future periods will reflect a normal combined state and federal rate.

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

In Fiscal years 2007, 2006 or 2005, sales to any single customer did not exceed 10% of total revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 9.8 to 1 at May 31, 2007 compared to 8.1 to 1 at May 31, 2006.  Cash, cash equivalents and available for sale short term investments totaled $5,477,711 as of May 31, 2007 compared to $3,538,012 at May 31, 2006.  As of May 31, 2007 the Company had $1,513,061 in cash and cash equivalents compared to $1,552,072 at May 31, 2006.  As of May 31, 2007 the Company had $3,964,650 in short term investments compared to $1,985,940 at May 31, 2006.  Short term investments consisted of highly liquid A1-P1 rated commercial paper securities maturing through October 2007.

During the year ended May 31, 2007, cash provided by operating activities amounted to $2,130,747 with the changes described as follows:

•                  Net income for the year ended May 31, 2007 of $1,284,825 plus non-cash items: depreciation and amortization of $205,911, loss on disposal of property and equipment $5,235, deferred taxes of $490,723, stock based compensation related items of $25,704.

•                  Accounts receivable generated cash as the balance decreased to a May 31, 2007 balance of $1,454,179 compared to $1,983,090 at May 31, 2006, a 26.7% decrease. The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful, particularly with current economic conditions.

•                  Inventories increased to a May 31, 2007 balance of $3,690,363 compared to $3,241,590 at May 31, 2006, a 13.8% increase.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                  Prepaid expenses decreased to $71,331 from a balance of $77,626 at May 31, 2006 with the decrease due to prepaid fees, trade show costs and various business and insurance costs.

•                  Trade accounts payable used cash as the balance decreased to $335,820 from a balance of $403,490 at May 31, 2006 primarily due to normal fluctuations in timing of payment of outstanding payable balances.

•                  Other accrued liabilities (including customer deposits, commissions, payroll items and other accrued expenses) increased to a balance of $628,436 from $626,785 at May 31, 2006.

During the year ended May 31, 2007, net cash used in investing activities was $2,370,945, consisting of net additions to property and equipment of $192,235, $200,000 promissory note advance and net purchases of short term investments of $1,978,710.  Net cash provided by financing activities amounted to $119,959 which consisted of common stock issued on exercised stock options and related items of $141,571 net of repayments of long-term obligations of $21,612.

The following summarizes contractual obligations at May 31, 2007 and the effect on future liquidity and cash flows:

Years ending May 31,	Long term obligations	Operating leases	Total contractual obligations

2008	$—	$52,000	$52,000
2009	—	38,000	38,000
2010	—	5,000	5,000
Thereafter	—	—	—
Total	$—	$95,000	$95,000

Management has historically responded to business challenges that had a negative impact on operations and liquidity by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products.  As a result of these efforts, results of operations and cash flow from operations have improved.  Management believes its cash flows from operations, its available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2008.  However, in the event the Company fails to achieve its operating and financial goals for Fiscal 2008, management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of cost cutting measures and/or entering into additional borrowing arrangements collateralized by assets.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2007.  However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments.  The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of May 31, 2007.  Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment.  Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue.  The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the years ended May 31, 2007, 2006 and 2005, results of operations included gains (losses) on foreign currency translation of $20,774, $(9,757) and $(184,106), respectively.  The foreign exchange loss in Fiscal 2005 was directly attributable to the closure, liquidation and pending dissolution of the Company’s German subsidiary, Schmitt Europa, GmbH.  In the fourth quarter of Fiscal 2005, management chose to terminate the only two employees in that country, eliminating the need for a separate German company.  As there will be no future activity in that subsidiary, the accumulated foreign exchange loss, included in other comprehensive income on the balance sheet in prior periods, was recognized in the fourth quarter of Fiscal 2005.  The foreign exchange gains or losses in Fiscal 2007 and 2006 are primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8.            Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
	May 31, 2007	May 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$1,513,061	$1,552,072
Short-term investments	3,964,650	1,985,940
Accounts receivable, net	1,454,179	1,983,090
Inventories	3,690,363	3,241,590
Prepaid expenses	71,331	77,626
Deferred tax asset	144,957	116,080
	10,838,541	8,956,398
Property and equipment
Land	299,000	299,000
Buildings and improvements	1,336,181	1,275,922
Furniture, fixtures and equipment	826,380	1,180,648
Vehicles	97,955	96,849
	2,559,516	2,852,419
Less accumulated depreciation and amortization	(1,333,738)	(1,643,047)
	1,225,778	1,209,372
Other assets
Long-term deferred tax asset	32,780	552,380
Other assets	373,797	208,405
	406,577	760,785
TOTAL ASSETS	$12,470,896	$10,926,555

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$335,820	$403,490
Accrued commissions	225,782	250,835
Accrued payroll liabilities	83,365	138,801
Other accrued liabilities	319,289	237,149
Income taxes payable	142,108	60,237
Current portion of long-term obligations	—	15,204
Total current liabilities	1,106,364	1,105,716
Long-term obligations	—	6,408
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,664,419 and 2,625,045 shares issued and outstanding at May 31, 2007 and May 31, 2006, respectively	8,114,251	7,946,976
Accumulated other comprehensive loss	(122,050)	(220,051)
Retained earnings	3,372,331	2,087,506
Total stockholders’ equity	11,364,532	9,814,431
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,470,896	$10,926,555

The accompanying notes are an integral part of these consolidated financial statements

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2007	2006	2005

Net sales	$11,882,076	$11,503,360	$10,591,229
Cost of sales	5,254,205	5,029,714	4,460,769
Gross profit	6,627,871	6,473,646	6,130,460

Operating expenses:
General, administration and sales	4,770,996	4,658,235	4,871,605
Research and development	88,425	81,815	42,395
Total operating expenses	4,859,421	4,740,050	4,914,000

Operating income	1,768,450	1,733,596	1,216,460
Other income (expense)	226,375	50,076	(214,320

Income before income taxes	1,994,825	1,783,672	1,002,140
Provision (benefit) for income taxes	710,000	433,543	(606,000)

Net income	$1,284,825	$1,350,129	$1,608,140

Net income per common share, basic	$0.49	$0.52	$0.64
Weighted average number of common shares, basic	2,649,284	2,606,039	2,527,665

Net income per common share, diluted	$0.47	$0.49	$0.59
Weighted average number of common shares, diluted	2,763,061	2,746,402	2,708,797

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.
Consolidated Statements of Cash Flows

	Year Ended May 31,
	2007	2006	2005
Cash flows relating to operating activities
Net income	$1,284,825	$1,350,129	$1,608,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,911	210,606	214,933
Loss on disposal of property and equipment	5,235	—	—
Deferred taxes	490,723	(28,460)	(640,000)
Stock based compensation	46,423	—	—
Tax benefit related to stock options	36,124	335,238	—
Excess tax benefit from stock based compensation	(56,843)	—	—
(Increase) decrease in:
Accounts receivable	549,186	126,053	(293,726)
Inventories	(441,984)	291,723	(618,220)
Prepaid expenses	6,489	26,666	20,056
Income taxes receivable	—	—	35,894
Increase(decrease) in:
Accounts payable	(73,013)	(93,716)	(68,340)
Accrued liabilities and customer deposits	(4,200)	106,607	166,131
Income taxes payable	81,871	34,090	26,147
Net cash provided by operating activities	2,130,747	2,358,936	451,015

Cash flows relating to investing activities
Purchase of short-term investments	(11,478,710)	(1,985,940)	—
Maturities of short-term investments	9,500,000	—	—
Purchase of property and equipment	(197,235)	(116,868)	(93,060)
Proceeds from sale of property and equipment	5,000	—	—
Advance on convertible promissory note	(200,000)	—	—
Net cash used in investing activities	(2,370,945)	(2,102,808)	(93,060)

Cash flows relating to financing activities
Repayments on long-term obligations	(21,612)	(31,258)	(42,064)
Common stock issued on exercise of stock options	84,728	115,640	135,279
Excess tax benefit from stock based compensation	56,843	—	—
Net cash provided by financing activities	119,959	84,382	93,215

Effect of foreign exchange translation on cash	81,228	34,603	121,595

Increase (decrease) in cash and cash equivalents	(39,011)	375,113	572,765

Cash and cash equivalents, beginning of period	1,552,072	1,176,959	604,194

Cash and cash equivalents, end of period	$1,513,061	$1,552,072	$1,176,959

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$340	$872	$1,083
Cash paid during the period for income taxes	$143,734	$139,065	$7,853

Supplemental Schedule of Noncash Investing and Financing Activities
Fixed assets financed	$—	$—	$27,861

The accompanying notes are an integral part of these consolidated financial statements

SCHMITT INDUSTRIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
And Comprehensive Income

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income
Balance, May 31, 2004	2,474,461	$7,360,819	$(376,249)	$(870,763)	$6,113,807
Stock options exercised	85,226	135,279	—	—	135,279
Net income	—	—	—	1,608,140	1,608,140	$1,608,140
Other comprehensive income	—	—	121,595	—	121,595	121,595
Balance, May 31, 2005	2,559,687	$7,496,098	$(254,654)	$737,377	$7,978,821

Comprehensive income, year ended May 31, 2005						$1,729,735
Stock options exercised and related tax benefit of $335,238	65,358	450,878	—	—	450,878
Net income	—	—	—	1,350,129	1,350,129	$1,350,129
Other comprehensive income	—	—	34,603	—	34,603	34,603
Balance, May 31, 2006	2,625,045	$7,946,976	$(220,051)	$2,087,506	$9,814,431

Comprehensive income, year ended May 31, 2006						$1,384,732
Stock options exercised and related tax benefit of $36,124	39,374	120,852	—	—	120,852
Stock based compensation		46,423	—	—	46,423
Net income	—	—	—	1,284,825	1,284,825	$1,284,825
Other comprehensive income	—	—	98,001	—	98,001	98,001
Balance, May 31, 2007	2,664,419	8,114,251	$(122,050)	$3,372,331	$11,364,532

Comprehensive income, year ended May 31, 2007						$1,382,826

The accompanying notes are an integral part of these consolidated statements

Schmitt Industries, Inc.
Notes to Consolidated Financial Statements
For The Years Ended May 31, 2007, 2006 and 2005

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.  For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped.  When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.  Substantially all product sales are sold FCA (free carrier) shipping point and any related shipping and handling costs are expensed as incurred and included in cost of sales.

Cash Equivalents and Short Term Investments

The Company generally invests excess cash in money market funds and investment grade highly liquid securities.  The Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents.  At May 31, 2007, short-term investments are classified as available-for-sale.  The carrying amounts of cash equivalents and short term investments are stated at cost, which approximate fair market value because of their short maturities.  There were no related unrealized holding gains or losses at May 31, 2007.

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, included but not limited to payment history, published credit reports and use of credit references.  Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value.  This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers.  If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided.  Changes in the Company’s allowance for doubtful accounts are as follows:

	Year Ended May 31,
	2007	2006	2005
Beginning balance	$52,186	$41,366	$32,550
Bad debt expense	39,513	39,513	40,527
Accounts written off	(70,881)	(28,693)	(31,711)
Ending balance	$20,818	$52,186	$41,366

Inventory

Inventory is valued at the lower of cost or market with cost determined on the average cost basis.  As of May 31, 2007 and 2006, inventories consisted of:

	May 31, 2007	May 31, 2006
Raw materials	$1,638,256	$1,578,767
Work-in-process	530,415	368,592
Finished goods	1,521,692	1,294,231
	$3,690,363	$3,241,590

Management performs various analyses to evaluate inventory balances to ensure recorded amounts reflect estimated net realizable value. Changes in the Company’s allowance for slow moving inventories are as follows:

	Year Ended May 31,
	2007	2006	2005
Beginning balance	$172,945	$163,414	$172,696
Items added to allowance	151,866	18,777	94,664
Items disposed or used in production	(49,438)	(9,246)	(103,946)
Ending balance	$275,373	$172,945	$163,414

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

Advertising

Advertising costs included in general, administrative and selling, are expensed when the advertising first takes place.  Advertising expense was $112,562, $82,322 and $87,853 for the fiscal years ended May 31, 2007, 2006 and 2005, respectively.

Research and Development Costs

Research and development costs, predominately internal labor costs, are charged to expense when incurred.

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

Deferred Taxes

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

Intangible and Other Long Term Assets

Other long term assets include definite-lived intangible assets and a convertible promissory note.  Amortizable intangible assets, purchased technology and patents, are amortized over their estimated useful lives ranging from eleven to seventeen years.

During Fiscal 2007 the Company entered into a convertible promissory note agreement with Xtero Datacom, Inc. of Vancouver, British Columbia pursuant to which the Company will loan up to $250,000 USD to Xtero to fund product development and testing of Xtero satellite measurement technologies.  The advances under the loan agreement are based on established milestones being achieved by Xtero in the beta field testing of their technology.  The loan is convertible into equity of Xtero at the sole option of Schmitt Industries, Inc.  As of May 31, 2007, Schmitt advanced $200,000 to Xtero.

There is a periodic review of intangible and other long-lived assets for impairment.  This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable.  Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  As of May 31, 2007, management does not believe impairment, as defined above, exists.

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

Recently issued accounting pronouncements

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in June 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes”.  The provisions of FIN 48 are effective for our fiscal year beginning June 1, 2007.  The Company is currently evaluating the impact of the provisions of FIN 48.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  SAB No. 108 is effective for our fiscal year ending May 31, 2007.  The Company is not currently aware of any material misstatements and, accordingly, the implementation of SAB No. 108 did not have any effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for the fiscal year beginning June 1, 2008.  The Company is currently evaluating the impact of the provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS 159 are effective for the fiscal year beginning June 1, 2008.  The Company is currently evaluating the impact of the provisions of SFAS 159.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 amounts to conform to 2007 presentations.

NOTE 2
LINE OF CREDIT

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles.  Interest is payable at the bank’s prime rate, 8.25% as of May 31, 2007, and the agreement expires on September 1, 2007.  There were no outstanding balances on the line of credit at May 31, 2007.

NOTE 3
INCOME TAXES

The provision (benefit) for income taxes are as follows:

	Years ended May 31,
	2007	2006	2005
Current	$226,000	$109,100	$34,000
Deferred	501,936	604,666	420,167
Decrease in valuation allowance	(17,936)	(280,223)	(1,060,167)
Total (benefit from) provision for income taxes	$710,000	$433,543	$(606,000)

Deferred tax assets (liabilities) are comprised of the following components:

	2007	2006
Depreciation	$52,177	$62,869
Net operating loss carryforwards	—	197,958
Deferred taxes related to the decline in fair market value of long-term investment	694,696	694,696
Other deferred items, net	200,560	500,569
Gross deferred tax assets	947,433	1,456,092
Deferred tax asset valuation allowance	(769,696)	(787,632)
Net deferred tax asset	$177,737	$668,460

The net deferred tax asset is classified as follows:

	2007	2006
Current deferred tax asset	$144,957	$116,080
Long-term deferred tax asset	32,780	552,380
Net deferred tax asset	$177,737	$668,460

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

During Fiscal 2005 and 2006, management concluded future operations would produce sufficient earnings so that portions of this asset could be used in future periods to reduce federal and state tax liabilities and the allowance was reduced to reflect the amount of the deferred tax asset management believes can be utilized in future periods.  Our effective tax rate on consolidated net income was 35.6% for the year ended May 31, 2007.  Our effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to certain expenses not deductible for income tax reporting offset by lower effective tax rates on net income reported by the Company’s wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom.   The net effective tax expense on consolidated net income in Fiscal 2006 and Fiscal 2005 differs from the federal statutory tax rate primarily due to a reduction in the valuation allowance at November 30, 2005 and May 31, 2005.  Management believes the effective tax rate on consolidated net income in future periods will reflect a normal combined state and federal rate, net of the effect from expenses not deductible for income tax reporting and net income or losses reported by SEL.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax income due to the following:

	Years ended May 31,
	2007	2006	2005
Statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.4	4.4	4.4
Change in deferred tax valuation allowance	—	(15.7)	(105.8)
Permanent and other differences	(2.8)	1.6	6.9
Effective tax rate	35.6%	24.3%	(60.5)%

NOTE 4
EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996.  Employees must meet certain age and service requirements to be eligible.  Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company.  The Company may further make either a profit sharing contribution or a discretionary contribution.  As of June 1, 2005 the Company resumed matching contributions in conjunction with employee contributions to the plan and made contributions totaling $68,662 during Fiscal 2007 and $45,041 during Fiscal 2006.  There were no contributions made by the Company to this Plan during the year ended May 31, 2005.

NOTE 5
LONG-TERM OBLIGATIONS

As of May 31, 2007, there were no outstanding obligations under capital leases or purchase contracts.  During Fiscal 2005, the Company entered into a purchase contract for $27,861.  The agreement calls for monthly principal and interest payments of $810 and carries interest at 1.9%.  During Fiscal 2004, the Company entered into an equipment lease, which was treated as a capital lease, and a purchase contract totaling $78,477.  One lease expired in Fiscal 2006 and the second expired in Fiscal 2007.  Equipment recorded under the capital lease was $48,477, with related accumulated depreciation of $37,704 at May 31, 2007.

The Company leases certain facilities and equipment to support operations under non-cancelable operating leases and other contractual obligations.  Total rent expense for the years ended May 31, 2007, 2006 and 2005 amounted to $64,824, $41,806 and $67,133, respectively.

The approximate future minimum commitments under leases and contractual obligations for each of the years ending May 31 are as follows:

Years ending May 31,
2008	$52,000
2009	$38,000
2010	$5,000
Thereafter	$—

NOTE 6
COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (TMA), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995.  The royalty pool is funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies.  As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties.  Royalty expense applicable to the years ended May 31, 2007, 2006 and 2005 amounted to $89,350, $87,567 and $79,268, respectively.

NOTE 7
SEGMENT INFORMATION

The Company has two reportable business segments: the design and assembly of dynamic balancing systems and components for the machine tool industry (Balancer), and the design and assembly of laser measurement systems (Measurement).  The Company operates in three principal geographic markets, United States, Europe and Asia.

	Year Ended May 31,
	2007		2006		2005
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$8,587,432	$4,077,510	$8,429,409	$3,765,191	$8,276,258	$3,188,941
Intercompany sales	(663,805)	(119,061)	(610,740)	(80,500)	(845,971)	(27,999)
Net sales	$7,923,627	$3,958,449	$7,818,669	$3,684,691	$7,430,287	$3,160,942
Operating income	$697,330	$1,071,120	$674,446	$1,059,150	$274,710	$941,750
Intercompany rent expense (income)	$(30,000)	$30,000	$(30,000)	$30,000	$(30,000)	$30,000
Depreciation expense	$143,569	$27,734	$139,905	$36,097	$137,184	$43,146
Amortization expense	$—	$34,608	$—	$34,604	$—	$34,603
Advances on convertible note	$200,000	$—	$—	$—	$—	$—
Capital expenditures	$171,207	$26,028	$54,903	$61,965	$103,658	$17,263

Geographic Information

	Year Ended May 31,
	2007	2006	2005
North American
United States	$5,855,118	$5,709,044	$5,610,274
Canada and Mexico	200,011	169,494	262,466
North American total	6,055,129	5,878,538	5,872,740
European
Germany	261,979	313,655	552,438
Intercompany	—	(10,293)
Germany total	261,979	303,362	552,438
United Kingdom	1,159,406	1,081,981	1,276,968
Intercompany	(724,417)	(677,415)	(873,970)
United Kingdom total	434,989	404,566	402,998
Other European	1,401,709	1,056,419	1,120,653
Total European	2,098,677	1,764,347	2,076,089
Asia	2,702,531	2,919,556	2,122,384
Other markets	1,025,739	940,919	520,016
Total Net Sales	$11,882,076	$11,503,360	$10,591,229

	Year Ended May 31,
	2007		2006		2005
	United States	Europe	United States	Europe	United States	Europe
Operating income (loss)	$1,475,710	$292,740	$1,730,712	$2,884	$1,547,349	$(330,889)
Depreciation expense	$159,953	$11,350	$164,394	$11,608	$172,903	$7,427
Amortization expense	$34,608	$—	$34,604	$—	$34,603	$—
Advances on convertible note	$200,000	$—	$—	$—	$—	$—
Capital expenditures	$196,787	$448	$112,101	$4,767	$120,921	$—

Segment and Geographic Assets

	May 31, 2007	May 31, 2006
Segment assets to total assets
Balancer	$5,022,717	$4,659,418
Measurement	1,792,731	2,060,665
Corporate assets	5,655,448	4,206,472
Total assets	$12,470,896	$10,926,555

Geographic assets to total assets
United States	$11,812,573	$10,164,617
Europe	658,323	761,938
Total assets	$12,470,896	$10,926,555

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

NOTE 8

STOCK OPTIONS AND STOCK BASED COMPENSATION

The Board of Directors adopted the 2004 Stock Option Plan (2004 Plan) in August 2004 and the 1995 Stock Option Plan (1995 Plan) in December 1995, which plan was amended in August 1996 and restated in August 1998.  An option granted under the 2004 Plan and/or 1995 Plan (the Plans) might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO).  ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan.  Options not meeting these limitations will be treated as NSOs.  The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value.  Vesting is at the discretion of the compensation committee of the Board of Directors, but is either 50% at grant date and 16.7% on each anniversary thereafter or 50% at grant date and 25% on each anniversary thereafter.  The Company initially reserved 400,000 shares for issuance under the 1995 Plan and 300,000 shares for issuance under the 2004 Plan.  The 1995 Plan expired in December 2005 and no additional options may be issued under the 1995 Plan, although expiration of the 1995 Plan did not affect the rights of persons who received stock grants under the 1995 Plan.  Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the year ended May 31, 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, May 31, 2006.  There were no stock-based awards granted subsequent to May 31, 2006.  All outstanding options will expire no later than 2015.

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

The Company has computed, to determine stock-based compensation expense recognized for the year ended May 31, 2007 and for pro forma disclosure purposes for the years ended May 31, 2006 and 2005, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123(R) using the following assumptions:

Risk-free interest rate	3.8-4.45%
Expected life	4.0-4.7 years
Expected volatility	95-102%

Stock-Based Compensation Under FAS 123(R)

The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123(R) for the year ended May 31, 2007 and what certain operating results would have been without the effects of applying SFAS No. 123(R).

	As reported	Pro Forma without effects of applying SFAS No. 123(R)

General, administration and sales	$4,770,996	$4,724,573
Income before income taxes	$1,994,825	$2,041,248
Net income	$1,284,825	$1,313,422
Cash flow from operating activities	$2,130,747	$2,187,590
Cash flow from financing activities	$119,959	$63,116
Basic earnings per share	$0.49	$0.50
Diluted earnings per share	$0.47	$0.48

At May 31, 2007 the Company had a total of 175,871 outstanding stock options (159,247 vested and exercisable and 16,624 non-vested) with a weighted average exercise price of $2.57.  The Company estimates that a total of approximately $50,517 will be recorded as additional stock-based compensation expense over the period beginning with the year ending May 31, 2008 through the fiscal year ending May 31, 2009, for all options which are outstanding as of May 31, 2007, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,247	$1.20	4.8	76,247	$1.20
68,124	2.30	6.8	65,625	2.30
5,000	5.80	8.4	3,750	5.80
26,500	6.58	8.3	13,625	6.58
175,871	$2.57	6.2	159,247	$2.22

Options granted, exercised, canceled and expired under the Company’s stock option plan during the years ended May 31, 2007, 2006 and 2005 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding - May 31, 2004	170,516	$1.20
Options granted	165,500	2.30
Options exercised	(85,226)	1.59
Options forfeited/cancelled	—
Options outstanding - May 31, 2005	250,790	$1.79

Options granted	34,000	6.47
Options exercised	(63,294)	1.83
Options forfeited/cancelled	(5,000)	2.30
Options outstanding - May 31, 2006	216,496	$2.52

Options granted	—	—
Options exercised	(39,374)	2.15
Options forfeited/cancelled	(1,251)	6.58
Options outstanding - May 31, 2007	175,871	$2.57

The total intrinsic value of outstanding and exercisable options at May 31, 2007 was $922,001 and $889,883, respectively.   The total intrinsic value of options exercised during the years ended May 31, 2007, 2006 and 2005 was $198,207, $402,122 and $428,106, respectively.

Pro Forma Information under SFAS 123 and APB 25

Prior to June 1, 2006, the Company elected to follow the accounting provisions of APB 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  No stock-based employee compensation cost was reflected in net income because all options granted under the Company’s stock option plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on the Company’s net income and basic and diluted net income per share for the years ended May 31, 2006 and 2005 had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123.

	Year Ended May 31,
	2006	2005
Net income, as reported	$1,350,129	$1,608,140
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(120,411)	(230,865)
Pro forma net income	$1,229,718	$1,377,275
Earnings per share — basic
As reported	$0.52	$0.64
Pro forma	$0.47	$0.54
Earnings per share — diluted
As reported	$0.49	$0.59
Pro forma	$0.45	$0.51

NOTE 9

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.  The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended May 31, 2007:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2007
Basic earnings per share
Income available to common stockholders	$1,284,825	2,649,284	$0.49
Effect of dilutive securities stock options	—	113,777
Diluted earnings per share
Income available to common stockholders	$1,284,825	2,763,061	$0.47

Year ended May 31, 2006
Basic earnings per share
Income available to common stockholders	$1,350,129	2,606,039	$0.52
Effect of dilutive securities stock options	—	140,363
Diluted earnings per share
Income available to common stockholders	$1,350,129	2,746,402	$0.49

Year ended May 31, 2005
Basic earnings per share
Income available to common stockholders	$1,608,140	2,527,665	$0.64
Effect of dilutive securities stock options	—	181,132
Diluted earnings per share
Income available to common stockholders	$1,608,140	2,708,797	$0.59

NOTE 10

RELATED PARTY TRANSACTIONS

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004.  PulverDryer also buys certain products from the Company at normal prevailing rates.  The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000.  Product sales to PulverDryer during the fiscal years ended May 31, 2007, 2006 and 2005 totaled $35,300, $152,305 and $88,873, respectively.

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

NOTE 11

QUARTERLY FINANCIAL DATA

In thousands, except per share information (unaudited)

2007 Quarter Ended	August 31	November 30		February 28	May 31
Sales	$3,073	$2,930		$2,971	$2,909
Gross profit	$1,598	$1,642		$1,250	$1,667
Net income	$271	$271	(1)	$388	$355
Net income per share, basic	$.10	$.10	(1)	$.15	$.13
Net income per share, diluted	$.10	$.10	(1)	$.14	$.13
Market Price of Common Stock
High	$7.99	$7.86		$7.98	$8.20
Low	$6.58	$6.27		$7.04	$7.20

2006 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$2,665	$2,606	$2,707	$3,525
Gross profit	$1,428	$1,506	$1,414	$2,126
Net income	$243	$395	$198	$514
Net income per share, basic	$.09	$.15	$.08	$.20
Net income per share, diluted	$.09	$.14	$.07	$.19
Market Price of Common Stock
High	$11.95	$9.10	$7.47	$8.39
Low	$7.69	$5.40	$5.47	$5.78

(1)             As reported in our Quarterly Report on Form 10-Q for the three and nine months ended February 28, 2007, net income as previously reported in our Quarterly Report on Form 10-Q for the three and six months ended November 30, 2006 was restated as the provision for income taxes did not consider certain income taxes on a portion of net income from the Company’s wholly owned subsidiary located in the United Kingdom.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (Revised 2004), effective June 1, 2006.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schmitt Industries, Inc. as of May 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Portland, Oregon
July 30, 2007

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

Item 9B.         Other Information

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference.  The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.         Executive Compensation

The information required by this item is included in the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2007:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	a	b	c
Equity compensation plans approved by security holders	175,871	$2.57	275,000

Equity compensation plans not approved by security holders	—	—	—
	175,871	$2.57	275,000

Item 13.         Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.         Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)          Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2007 and 2006

Consolidated Statements of Operations for the years ended May 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended May 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended May 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements for the years ended May 31, 2007, 2006 and 2005

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
Wayne A. Case
Chairman of the Board, President
and Chief Executive Officer

Date: July 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 31, 2007.

Signature	Title

/s/ Wayne A. Case	Chairman of the Board, President and Chief Executive Officer
Wayne A. Case	(Principal Executive Officer)

/s/ Michael S. McAfee	Chief Financial Officer/Treasurer
Michael S. McAfee	(Principal Financial and Accounting Officer)

/s/ Maynard Brown	Director
Maynard Brown

/s/ Timothy D.J. Hennessy	Director
Timothy D.J. Hennessy

/s/ David M. Hudson	Director
David M. Hudson

/s/ Michael J. Ellsworth	Director
Michael J. Ellsworth

INDEX TO EXHIBITS

Exhibits	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed herewith.

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the Company). [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(i)]

*3.2	Second Restated Bylaws of the Company. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1†	Schmitt Industries, Inc. Amended & Restated Stock Option Plan (the 1995 Plan). [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 10.1]

*10.2†	Employment Agreement of Wayne A. Case dated January 1, 2004. [Form 10-Q for the fiscal quarter ended February 29, 2004, Exhibit 10.1]

*10.3†	Schmitt Industries, Inc. 2004 Stock Option Plan. [Appendix B to Schedule 14A filed on August 23, 2004]

*10.4†	Employment Agreement of Michael S. McAfee dated September 21, 2005. [Form 8-K filed on September 23, 2005, Exhibit 10.1]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2007.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†                     Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K..