Form 10-Q
period 2007-08-31
SCHMITT INDUSTRIES INC
filed 2007-10-15
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of each class of common stock outstanding as of October 8, 2007

Common stock, no par value	2,668,933

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2007	May 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,535,691	$1,513,061
Short-term investments	4,453,830	3,964,650
Accounts receivable, net of allowance of $40,876 and $16,658 at August 31, 2007 and May 31, 2007, respectively	981,446	1,454,179
Inventories	3,746,903	3,690,363
Prepaid expenses	62,888	71,331
Income taxes receivable	75,824	—
Deferred tax asset	145,435	144,957
	11,002,017	10,838,541
Property and equipment
Land	299,000	299,000
Buildings and improvements	1,336,181	1,336,181
Furniture, fixtures and equipment	790,019	826,380
Vehicles	97,955	97,955
	2,523,155	2,559,516
Less accumulated depreciation and amortization	(1,323,795)	(1,333,738)
	1,199,360	1,225,778
Other assets
Long-term deferred tax asset	548,475	32,780
Other assets	365,157	373,797
	913,632	406,577

TOTAL ASSETS	$13,115,009	$12,470,896

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$407,438	$335,820
Accrued commissions	185,536	225,782
Accrued payroll liabilities	78,358	83,365
Other accrued liabilities	246,206	319,289
Income taxes payable	—	142,108
Current portion of long-term obligations	—	—
Total current liabilities	917,538	1,106,364
Other long term liabilities	595,255	—
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,668,933 and 2,664,419 shares issued and outstanding at August 31, 2007 and May 31, 2007, respectively	8,140,318	8,114,251
Accumulated other comprehensive loss	(129,312)	(122,050)
Retained earnings	3,591,210	3,372,331
Total stockholders’ equity	11,602,216	11,364,532
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,115,009	$12,470,896

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006

(UNAUDITED)

	Three Months Ended August 31,
	2007	2006

Net sales	$2,305,659	$3,072,552
Cost of sales	1,070,294	1,474,261
Gross profit	1,235,365	1,598,291
Operating expenses:
General, administration and sales	976,836	1,111,762
Research and development	45,392	21,209
Total operating expenses	1,022,228	1,132,971
Operating income	213,137	465,320
Other income	72,778	40,272
Income before income taxes	285,915	505,592
Provision for income taxes	101,500	235,000
Net income	$184,415	$270,592

Net income per common share, basic	$0.07	$0.10

Net income per common share, diluted	$0.07	$0.10

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006

(UNAUDITED)

	Three Months Ended August 31,
	2007	2006
Cash flows relating to operating activities
Net income	$170,915	$270,592
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	45,246	52,664
Loss on disposal of property and equipment	803	510
Deferred taxes	(6,000)	159,210
Stock based compensation	7,652	13,459
Tax benefit related to stock options	8,186	32,253
Excess tax benefit from stock based compensation	(8,207)	(19,986)
(Increase) decrease in:
Accounts receivable	479,358	328,714
Inventories	(54,345)	208,801
Prepaid expenses	8,559	(13,841)
Income taxes receivable	(75,824)	—
Increase (decrease) in:
Accounts payable	69,807	13,147
Accrued liabilities and customer deposits	(120,303)	46,995
Income taxes payable	(22,562)	(6,161)
Net cash provided by operating activities	516,785	1,086,357

Cash flows relating to investing activities
Purchase of short-term investments	(3,489,180)	(1,986,536)
Maturities of short-term investments	3,000,000	1,500,000
Purchase of property and equipment	(10,865)	(7,954)
Proceeds from sale of property and equipment	—	—
Advance on convertible promissory note	—	—
Net cash used in investing activities	(500,045)	(494,490)

Cash flows relating to financing activities
Repayments on long-term obligations	—	(4,815)
Common stock issued on exercise of stock options	10,229	40,387
Excess tax benefit from stock based compensation	8,207	19,986
Net cash provided by financing activities	18,436	55,558

Effect of foreign exchange translation on cash	(12,546)	96,646

Increase (decrease) in cash and cash equivalents	22,630	744,071

Cash and cash equivalents, beginning of period	1,513,061	1,552,072

Cash and cash equivalents, end of period	$1,535,691	$2,296,143

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$450
Cash paid during the period for income taxes	$197,700	$50,028

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED AUGUST 31, 2007

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income

Balance, May 31, 2007	2,664,419	$8,114,251	$(122,050)	$3,372,331	$11,364,532

Adoption of FIN 48				34,464	34,464
Stock options exercised and related tax benefit of $8,186	4,514	18,415	—	—	18,415
Stock based compensation		7,652	—	—	7,652
Net income	—	—	—	184,415	184,415	$184,415
Other comprehensive income	—	—	(7,262)	—	(7,262)	(7,262)
Balance, August 31, 2007	2,668,933	$8,140,318	$(129,312)	$3,591,210	$11,602,216

Comprehensive income, three months ended August 31, 2007						$177,153

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2007 and its results of operations and its cash flows for the three months ended August 31, 2007 and 2006. The consolidated balance sheet at May 31, 2007 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2007. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2008. Certain amounts in prior periods’ financial statements have been reclassified to conform to the current periods’ presentation. These reclassifications did not affect consolidated net income.

Revenue Recognition and Accounts Receivable

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

Recent Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48. The provisions of FIN 48 are effective for our fiscal year beginning June 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s results of operations and cash flows. Refer to Note 5 of the Notes to the Consolidated Interim Financial Statements for discussion of the impact of adoption of FIN 48.

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

Note 2:
LINE OF CREDIT

The Company has a $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles which expired on September 1, 2007 and was renewed through March 1, 2009. Interest is payable at the bank’s prime rate, 8.25% as of August 31, 2007. There were no outstanding balances on the line of credit at August 31, 2007.

Note 3:
STOCK OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Compensation cost for all stock-based awards is recognized using the straight-line method. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the three months ended August 31, 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, May 31, 2006. There were no stock-based awards granted subsequent to May 31, 2006. The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

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

The Company has computed, to determine stock-based compensation expense recognized for the three months ended August 31, 2007 and 2006, the value of all stock options granted using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	3.8-4.45%
Expected life	4.0-4.7 years
Expected volatility	95-102%

At August 31, 2007 the Company had a total of 171,359 outstanding stock options (157,234 vested and exercisable and 14,125 non-vested) with a weighted average exercise price of $2.58. The Company estimates that a total of approximately $23,000 will be recorded as additional stock-based compensation expense over the period beginning with the quarter ending November 30, 2007 through the fiscal year ending May 31, 2008, for all options which are outstanding as of August 31, 2007, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	4.5	76,110	$1.20
63,749	2.30	6.8	63,749	2.30
5,000	5.80	8.2	3,750	5.80
26,500	6.58	8.1	13,625	6.58
171,359	$2.58	6.0	157,234	$2.22

Options granted, exercised, canceled and expired under the Company’s stock option plan during the three months ended August 31, 2007 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding - May 31, 2007	175,873	$2.57
Options granted	—	—
Options exercised	(4,514)	2.27
Options forfeited/cancelled	—	—
Options outstanding August 31, 2007	171,359	$2.58

Note 4:
EPS RECONCILIATION

	Three Months Ended August 31,
	2007	2006
Weighted average shares (basic)	2,667,885	2,637,748
Effect of dilutive stock options	121,127	127,090
Weighted average shares (diluted)	2,789,012	2,764,838

Basic earnings per share are computed using the weighted average number of shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.

Note 5:
INCOME TAXES

The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a deferred tax asset related to the expected realization of temporary differences between book and tax bases of assets and liabilities.

Adoption of FIN 48

Each year the company files income tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. In 2006, the FASB issued FIN 48, which clarifies the application of SFAS 109 by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

On June 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a $34,464 decrease in the Company’s liability for unrecognized tax benefits, which was accounted for as an increase to the June 1, 2007 retained earnings balance. At June 1, 2007 the gross amount of unrecognized tax benefits was approximately $586,000, which includes approximately $150,000 of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.”  The Company’s accrual for interest and penalties was $96,500 upon adoption of FIN 48.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2004 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2006 and after are subject to examination. In the United States, returns related to an acquired subsidiary for the year ending October 31, 1994 and final return for the period ending May 19, 1995 are also subject to examination.

Our effective tax rate on consolidated net income was 35.5% for the three months ended August 31, 2007. Our effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to certain expenses not deductible for income tax reporting offset by lower effective tax rates on net income reported by the Company’s wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. Management believes the effective tax rate on consolidated net income in future periods will reflect a normal combined state and federal rate, net of the effect from expenses not deductible for income tax reporting and net income or losses reported by SEL.

Note 6:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: the design and assembly of dynamic balancing systems for the machine tool industry (Balancer), and the design and assembly of laser measurement systems (Measurement). The Company operates in three principal geographic markets, North America, Europe and Asia.

Segment Information

	Three Months Ended August 31,
	2007		2006
	Balancer	Measurement	Balancer	Measurement
Gross sales	$1,943,966	$509,648	$2,213,470	$997,145
Intercompany sales	(144,437)	(3,518)	(129,540)	(8,523)
Net sales	$1,799,529	$506,130	$2,083,930	$988,622
Operating income	$273,584	$(60,447)	$105,412	$359,908
Intercompany rent expense (income)	$—	$—	$(7,500)	$7,500
Depreciation expense	$29,827	$6,780	$36,636	$7,376
Amortization expense	$—	$8,639	$—	$8,652
Advances on convertible note	$—	$—	$—	$—
Capital expenditures	$3,467	$7,398	$7,954	$—

Geographic Information-Net Sales by Geographic Area

	Three Months Ended August 31,
	2007	2006
North American
United States	$1,175,655	$1,541,878
Canada and Mexico	84,830	106,479
North American total	1,260,485	1,648,357
European
Germany	94,058	62,066
United Kingdom	260,446	237,644
Intercompany	(147,955)	(138,062)
United Kingdom total	112,491	99,582
Other European	153,262	211,180
Total European	359,811	372,828
Asia	592,556	751,004
Other markets	92,807	300,363
Total Net Sales	$2,305,659	$3,072,552

	Three Months Ended August 31,
	2007		2006
	United States	Europe	United States	Europe
Operating income (loss)	$157,859	$55,278	$573,636	$(108,316)
Depreciation expense	$34,661	$1,946	$41,131	$2,881
Amortization expense	$8,639	$—	$8,652	$—
Advances on convertible note	$—	$—	$—	$—
Capital expenditures	$10,865	$—	$7,400	$554

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	August 31, 2007	May 31, 2007
Segment assets to total assets
Balancer	$4,461,501	$5,022,717
Measurement	1,694,253	1,792,731
Corporate assets	6,883,431	5,655,448
Total assets	$13,039,185	$12,470,896

Geographic assets to total assets
United States	$12,481,231	$11,812,573
Europe	557,954	658,323
Total assets	$13,039,185	$12,470,896

Note 7:

RELATED PARTY TRANSACTIONS

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004. PulverDryer also buys certain products from the Company at normal prevailing rates. The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000. Product sales to PulverDryer during the three months ended August 31, 2007 and 2006 totaled $3,678 and $11,578, respectively.

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

Note 8:

SUBSEQUENT EVENT

The Company entered into a convertible promissory note agreement with Xtero Datacom, Inc. (Xtero) of Vancouver, British Columbia in February 2007 pursuant to which the Company agreed to loan up to $250,000 USD to Xtero to fund product development and testing of Xtero satellite measurement technologies. The advances under the loan agreement were based on established milestones being achieved by Xtero in the beta field testing of their technology. The loan is convertible into equity of Xtero at the sole option of Schmitt. On February 14, 2007, the Company advanced $125,000 to Xtero and advanced an additional $75,000 on May 24, 2007 and $50,000 on October 12, 2007. On October 5, 2007 Xtero and the Company announced the completion of an Interim Acquisition Agreement to acquire Xtero pursuant to which the Company agreed to advance an additional $250,000 to Xtero, will pay royalties of 15% to 25% to Xtero for product sales until closing and will issue 200,000 shares of Schmitt common stock in exchange for 100% of Xtero at closing. In addition, Xtero shareholders will be eligible to receive additional Schmitt common stock based on the financial performance of Xtero products through May 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Schmitt Industries, Inc. designs, assembles and markets computer controlled balancing equipment (the Balancer Segment) primarily to the machine tool industry. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), the Company designs, manufactures and markets precision laser measurement systems (the Measurement Segment). The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. Certain amounts in prior periods’ financial information have been reclassified to conform to the current periods’ presentation. These reclassifications did not affect consolidated net income.

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe. Combined Balancer sales decreased (13.6%) for the three months ended August 31, 2007 compared to the three months ended August 31, 2006. North American sales declined (11.7%) in the three months ended August 31, 2007 compared to the three months ended August 31, 2006. Recent weakness in industrial production toward the end of 2006 especially in the motor vehicle sectors, has caused production in other manufacturing industries to soften. General economic data indicates a slowing in the growth of business capital spending on orders and shipments of equipment other than high-tech and transportation equipment. These economic conditions in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry are the reason for continued softening Balancer orders. Machine tool industry customers are optimistic regarding short term demand for grinding machines although the recent weakness in industrial production and business conditions in North America indicate growth rates for their products which incorporate the Balancer segment product line will be lower than those experienced over the past three years. Market demand in Asia for the Balancer segment products remains solid although that region showed a (8.5%) decrease for the three months ended August 31, 2007 compared to the three months ended August 31, 2006. European market sales slowed as total Balancer sales into that geographic market decreased (9.3%) during the three months ended August 31, 2007 compared to the three months ended August 31, 2006. Sales in all Other markets decreased to $69,138 in the three months ended August 31, 2007 compared to $156,415 for the three months ended August 31, 2006. As with the North American market, the business conditions in Asia and the European market cannot be forecasted with any certainty.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products. Combined Measurement sales decreased (48.8%) for the three months ended August 31, 2007 compared to the three months ended August 31, 2006. The decreased sales volume is primarily due to lack of complete system shipments of laser light-scatter products to disk drive manufacturers and reduced dimensional sizing product sales. As noted below sales can be very cyclical in the Measurement segment. The business operations and prospects for these two product lines are summarized as follows:

Laser light-scatter products for disk drive and silicon wafer manufacturers – The primary target markets for Measurement products have been disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts. Certain segments of these targeted industries have seen consolidation into very large international manufacturers. Sales totaled $101,703 for the three months ended August 31, 2007 compared to the $520,842 for the three months ended August 31, 2006. Sales to customers in these industries can be very cyclical and therefore the impact of the current weak demand in the disk drive industry on sales to the Company’s laser light-scatter products is unknown at this time and cannot be forecasted with any certainty.

Laser light-scatter products for research organizations – The Company continues to receive inquiries for these products and provide quotes to interested parties. The Company completed the delivery of a CASI Scatterometer in the second fiscal quarter of 2007, the first delivery of a new CASI Scatterometer since fiscal 2004.

Dimensional sizing products – These products are marketed and sold into a wide array of industries and used in applications from steel casting, paper production, crane control and medical imaging to micron level part and surface inspection. Sales totaled $404,427 for the three months ended August 31, 2007 compared to the $467,780 for the three months ended August 31, 2006. Sales of these products can be cyclical and therefore the duration of the continued demand cannot be forecasted with any certainty.

The Company entered into a convertible promissory note agreement with Xtero Datacom, Inc. (Xtero) of Vancouver, British Columbia in February 2007 pursuant to which the Company agreed to loan up to $250,000 USD to Xtero to fund product development and testing of Xtero satellite measurement technologies. The advances under the loan agreement were based on established milestones being achieved by Xtero in the beta field testing of their technology. The loan is convertible into equity of Xtero at the sole option of Schmitt. On February 14, 2007, the Company advanced $125,000 to Xtero and advanced an additional $75,000 on May 24, 2007 and $50,000 on October 12, 2007. On October 5, 2007 Xtero and the Company announced the completion of an Interim Acquisition Agreement to acquire Xtero pursuant to which the Company agreed to advance an additional $250,000 to Xtero, will pay royalties of 15% to 25% to Xtero for product sales until closing and will issue 200,000 shares of Schmitt common stock in exchange for 100% of Xtero at closing. In addition, Xtero shareholders will be eligible to receive additional Schmitt common stock based on the financial performance of Xtero products through May 31, 2013.

Critical Accounting Policies

With the adoption of FIN 48 as of June 1, 2007, the Company has added “Uncertain Tax Positions” as a critical accounting policy.  There are no other material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2007.

Uncertain Tax Positions – The Company accounts for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time, accordingly, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and consolidated statements of operations. Refer to Note 5 of the Notes to the Consolidated Interim Financial Statements for discussion of the impact of adoption of FIN 48.

Recently issued accounting pronouncements:

Refer to Note 1 of the Notes to Consolidated Interim Financial Statements for discussion of recently issued accounting pronouncements.

Discussion of Operating Results

Three months ended August 31, 2007 and 2006

	Three Months Ended August 31, 2007
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,305,659	100.0	$1,799,529	100.0	$506,130	100.0
Cost of sales	1,070,294	46.4	819,988	45.6	250,306	49.5
Gross profit	1,235,365	53.6	$979,541	54.4	$255,824	50.5
Operating expenses	1,022,228	44.3
Operating income	$213,137	9.3

	Three Months Ended August 31, 2006
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$3,072,552	100.0	$2,083,930	100.0	$988,622	100.0
Cost of sales	1,474,261	48.0	1,142,542	54.8	331,719	33.6
Gross profit	1,598,291	52.0	$941,388	45.2	$656,903	66.4
Operating expenses	1,132,971	36.9
Operating income	$465,320	15.1

Worldwide sales of Balancer products decreased (13.6%) in the three month period ended August 31, 2007 when compared to the same period in the prior fiscal year as sales in North American declined (11.7%) and European Balancer markets decreased (9.3%) and sales growth in the Asian markets which decreased by (8.5%). All Other markets sales decreased to $69,138 in the three months ended August 31, 2007 compared to $92,807 for the three months ended August 31, 2006. Unit sales prices of Balancer products are relatively stable in each of the major markets and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold. The economic conditions in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry are the reason for continued softening Balancer orders. The decline in unit sales in European markets was offset positively by changes in foreign exchange rates between the two fiscal periods.

Measurement product sales decreased by a combined (48.8%) in the most current fiscal quarter when compared to the same period in the prior fiscal year primarily due to lack of complete system shipments of laser light-scatter to the disk drive manufacturers and reduced dimensional sizing product sales. The Measurement segment’s largest market, North America, decreased (39.5%) in the three months ended August 31, 2007 compared to the three months ended August 31, 2006. Market demand in Asia, historically the second largest geographic market for Measurement products, showed a (83.3%) decline for the three months ended August 31, 2007 compared to the three months ended August 31, 2006.

Cost of sales for the Balancer segment decreased (as a percentage of sales) in the most current fiscal quarter when compared to the same period in the prior fiscal year primarily due to the product sales mix as production labor and overhead costs were relatively stable. Cost of sales for the Measurement segment increased (as a percentage of sales) in the most current fiscal quarter when compared to the same period in the prior fiscal year primarily due to the product sales mix as dimensional sizing products generate lower gross profit margins than surface measurement products.

The increase in operating expenses (as a percentage of sales) between the three month period ended August 31, 2007 and the same period in the prior fiscal year occurred primarily due to decreased sales as total operating expenses declined 9.7% due to reduced selling expenses and continued reduction of operating expenses in the Company’s foreign operations.

Other income increased to $72,778 in the three months ended August 31, 2007 compared to $40,272 for the three months ended August 31, 2006. The increase was primarily due to increased interest income as the average short term investments balance was higher when compared to the same period in the prior fiscal year.

Income taxes declined to $101,500 in the three months ended August 31, 2007 compared to $235,000 for the three months ended August 31, 2006 as Income before income taxes decreased from $505,592 for the three months ended August 31, 2006 compared to the $285,915 reported in the most current fiscal quarter.

In the three month period ended August 31, 2007, net income was $184,415 ($.07 per fully diluted share) compared to net income of $270,592 ($.10 per fully diluted share) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 12 to 1 at August 31, 2007 compared to 9.8 to 1 at May 31, 2007. Cash, cash equivalents and available for sale short term investments totaled $5,989,521 as of August 31, 2007 compared to $5,477,711 at May 31, 2007. As of August 31, 2007 the Company had $1,535,691 in cash and cash equivalents compared to $1,513,061 at May 31, 2007. As of August 31, 2007 the Company had $4,453,830 in short term investments compared to $3,964,650 at May 31, 2007. Short term investments consisted of highly liquid A1-P1 rated commercial paper securities maturing through December 2007.

During the three months ended August 31, 2007, cash provided by operating activities amounted to $516,785 with the changes described as follows:

•                       Net income for the three months ended August 31, 2007 of $184,415 plus non-cash items: depreciation and amortization of $45,246, stock-based compensation related items of $7,631, and the $803 loss on disposal of property and equipment, less the $6,000 change in deferred taxes.

•                       Accounts receivable balance decreased by $479,358 to a August 31, 2007 balance of $981,446. The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market. Management believes its credit and collection policies are effective and appropriate for the marketplace. There can be no assurance that the Company’s collection procedures will continue to be successful.

•                       Inventories increased $54,345 to a August 31, 2007 balance of $3,746,903. The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products. Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                       Prepaid expenses decreased by $8,559 to $62,888 with the decrease due to prepaid insurance, fees, trade show costs and various business costs.

•                       Trade accounts payable increased by $69,807 to $407,438 primarily due to normal fluctuations in timing of payment of outstanding payable balances.

•                       Other accrued liabilities (including customer deposits, commissions, payroll items, sales returns, expected warranty costs  and other accrued expenses) decreased by $120,303 to a balance of $510,100.

•                       Net Current income taxes payable and receivable decreased cash by $98,386.

During the nine months ended August 31, 2007, net cash used in investing activities was $500,045, consisting of net additions to property and equipment of $10,865 and net purchases of short term investments of $489,180. Net cash provided by financing activities amounted to $18,436 which consisted of items related to common stock issued on exercised stock options.

The following summarizes contractual obligations at August 31, 2007 and the effect on future liquidity and cash flows:

Years ending August 31,	Long term obligations	Operating leases	Total contractual obligations

2008	$—	$47,250	$47,250
2009	—	30,500	30,500
2010	—	4,250	4,250
Thereafter	—	—	—
Total	$—	$82,000	$82,000

Management has historically responded to business challenges that had a negative impact on operations and liquidity by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products. Management believes its cash flows from operations, its available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements. The Company’s bank line of credit which expired September 1, 2007 was renewed through March 1, 2009. Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2008 and 2009. However, in the event the Company fails to achieve its operating and financial goals for Fiscal 2008, management may be required to take certain actions to finance operations in that time period. These actions could include, but are not limited to, implementation of cost cutting measures and/or entering into additional borrowing arrangements collateralized by assets.

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

•                  Changes in securities laws and regulations have increased and will continue to increase Company expenses

•                  The Company faces risks from international sales and currency fluctuations.

Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this report. We assume no obligation to update such information.

Demand for Company products may change:

During Fiscal 2007 Balancer sales in North America declined (8.3%) when compared to Fiscal 2006 and have declined (11.7%) during the three months ended August 31, 2007 compared to the three months ended August 31, 2006. The conditions and circumstances could change in future periods and as a result demand for the Company’s products could continue to decline. Management is responding to these risks in two ways. First, it appears there is still a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors. The Company will therefore continue to devote part of its future R&D efforts toward developing products that will both broaden the scope of Balancing products offered to the current customer base. Second, there are uses for the Company’s Balancer products in industries other than those in the Company’s historic customer base. Management is devoting time to identify these markets and educate those markets on the value of those products within their operations.

 The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers. The Company had experienced increasing sales in Fiscal 2006; however, sales during Fiscal 2007 have decreased (13.6%) and have declined (80.5%) during the three months ended August 31, 2007 compared to the three months ended August 31, 2006. Previous information had indicated continued improving demand for and sales of disk drive products. U.S. retail sales of external drives by disk drive manufacturers rose an estimated 75% during the third calendar quarter of 2006 citing demand fueled by need to convert photos, video and other content into digital form. Recently, however, certain disk drive manufacturers have scaled back their outlook for the current calendar year, blaming a price war over high-capacity desktop computer drives, which now store as much as about one trillion bytes of data. The long-term impact on demand for the Company’s surface Measurement products cannot be predicted with any certainty.

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

Changes in securities laws and regulations have increased and will continue to increase Company expenses:

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and will continue to increase Company expenses as the Company devotes resources to respond to their requirements. In particular, the Company will incur significant additional administrative expense and a diversion of management’s time in Fiscal 2008 to implement Section 404 of the Sarbanes-Oxley Act which requires management to report on, and the Company’s independent registered public accounting firm to attest to, our internal control over financial reporting. The Company will also incur additional fees starting in Fiscal 2009 from its independent registered public accounting firm as they perform the additional services necessary for them to provide their attestation. In addition, the NASDAQ Capital Market, on which the Company’s common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. The Company may be required to hire additional personnel and use outside legal, accounting and advisory services to address these laws, rules and regulations. The Company also expects these developments to make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and the

Company may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, Company board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect the Company.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2007. However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of August 31, 2007. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended August 31, 2007 and 2006 results of operations included gains (losses) on foreign currency denominated transactions of $7,182 and ($569), respectively.

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

3.2	Second Restated Bylaws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

10.1	Amendment of Directors Compensation Programs.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	October 15, 2007	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	October 15, 2007	/s/ Michael S. McAfee
Michael S. McAfee, Chief Financial Officer/Treasurer