Form 10-Q
period 2007-11-30
SCHMITT INDUSTRIES INC
filed 2008-01-22
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of each class of common stock outstanding as of January 15, 2008

Common stock, no par value	2,670,183

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2007	May 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$2,263,306	$1,513,061
Short-term investments	3,478,100	3,964,650
Accounts receivable, net of allowance of $25,865 and $20,818 at November 30, 2007 and May 31, 2007, respectively	1,533,061	1,461,511
Inventories	3,664,311	3,690,363
Prepaid expenses	59,647	71,331
Income taxes receivable	51,380	—
Deferred tax asset	138,875	144,957
	11,188,680	10,845,873
Property and equipment
Land	299,000	299,000
Buildings and improvements	1,348,080	1,336,181
Furniture, fixtures and equipment	839,982	826,380
Vehicles	95,848	97,955
	2,582,910	2,559,516
Less accumulated depreciation and amortization	(1,328,284)	(1,333,738)
	1,254,626	1,225,778

Other assets
Long-term deferred tax asset	566,180	32,780
Other assets	586,094	373,797
	1,152,274	406,577
TOTAL ASSETS	$13,595,580	$12,478,228

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$459,977	$343,152
Accrued commissions	271,371	225,782
Accrued payroll liabilities	78,356	83,365
Other accrued liabilities	282,208	319,289
Income taxes payable	—	142,108
Total current liabilities	1,091,912	1,113,696
Other long term liabilities	602,217	—

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,670,183 and 2,664,419 shares issued and outstanding at November 30, 2007 and May 31, 2007, respectively	8,152,835	8,114,251
Accumulated other comprehensive loss	(107,433)	(122,050)
Retained earnings	3,856,049	3,372,331
Total stockholders’ equity	11,901,451	11,364,532
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,595,580	$12,478,228

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006

Net sales	$3,110,921	$2,961,176	$5,449,926	$6,070,690
Cost of sales	1,421,593	1,319,244	2,525,233	2,830,467
Gross profit	1,689,328	1,641,932	2,924,693	3,240,223

Operating expenses:
General, administration and sales	1,222,955	1,295,480	2,199,791	2,407,242
Research and development	189,802	18,240	235,194	39,449
Total operating expenses	1,412,757	1,313,720	2,434,985	2,446,691

Operating income	276,571	328,212	489,708	793,532
Other income	60,768	45,973	133,546	86,245

Income before income taxes	337,339	374,185	623,254	879,777
Provision for income taxes	72,500	103,000	174,000	338,000

Net income	$264,839	$271,185	$449,254	$541,777

Net income per common share:

Basic	$0.10	$0.10	$0.17	$0.20

Diluted	$0.10	$0.10	$0.16	$0.20

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006

(UNAUDITED)

	Six Months Ended November 30,
	2007	2006
Cash flows relating to operating activities
Net income	$449,254	$541,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,421	104,463
Loss on disposal of property and equipment	703	8,813
Deferred taxes	(17,145)	190,970
Stock based compensation	15,305	26,918
Tax benefit related to stock options	10,175	8,739
Excess tax benefit from stock based compensation	(10,202)
Other, net	6,962	—
(Increase) decrease in:
Accounts receivable	(59,304)	409,557
Inventories	30,126	(68,979)
Prepaid expenses	12,042	24,962
Income taxes receivable	(51,380)	—
Increase (decrease) in:
Accounts payable	113,944	176,366
Accrued liabilities and customer deposits	692	(113,885)
Income taxes payable	(22,562)	(4,407)
Net cash provided by operating activities	571,031	1,305,294

Cash flows relating to investing activities
Purchase of short-term investments	(6,013,450)	(4,491,807)
Maturities of short-term investments	6,500,000	3,000,000
Purchase of property and equipment	(104,591)	(47,379)
Proceeds from sale of property and equipment	100	—
Advances and payments on business being acquired	(229,576)	—
Net cash provided (used) in investing activities	152,483	(1,539,186)

Cash flows relating to financing activities
Repayments on long-term obligations	—	(9,648)
Common stock issued on exercise of stock options	13,104	61,041
Excess tax benefit from stock based compensation	10,202	—
Net cash provided by financing activities	23,306	51,393

Effect of foreign exchange translation on cash	3,425	70,757

Increase (decrease) in cash and cash equivalents	750,245	(111,742)

Cash and cash equivalents, beginning of period	1,513,061	1,552,072

Cash and cash equivalents, end of period	$2,263,306	$1,440,330

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$206
Cash paid during the period for income taxes	$248,200	$143,028

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007

(UNAUDITED)

			Accumulated
			other			Total
			comprehensive	Retained		comprehensive
	Shares	Amount	loss	earnings	Total	income
Balance, May 31, 2007	2,664,419	$8,114,251	$(122,050)	$3,372,331	$11,364,532
Adoption of FIN 48				34,464	34,464
Stock options exercised and related tax benefit of $10,175	5,764	23,279	—	—	23,279
Stock based compensation		15,305	—		15,305
Net income	—	—	—	449,254	449,254	$449,254
Other comprehensive income	—	—	14,617	—	14,617	14,617
Balance, November 30, 2007	2,670,183	$8,152,835	$(107,433)	$3,856,049	$11,901,451

Comprehensive income, six months ended November 30, 2007						$463,871

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2007 and its results of operations and its cash flows for the three and six months ended November 30, 2007 and 2006. The consolidated balance sheet at May 31, 2007 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2007. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2008. Certain amounts in prior periods’ financial statements have been reclassified to conform to the current periods’ presentation. These reclassifications did not affect consolidated net income.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Substantially all product sales are sold FCA (free carrier) shipping point and any related shipping and handling costs are expensed as incurred and included in cost of sales.

Recent Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48. The provisions of FIN 48 are effective for our fiscal year beginning June 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s results of operations and cash flows. Refer to Note 5 of the Notes to Consolidated Interim Financial Statements for discussion of the impact of adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159.

Note 2:

LINE OF CREDIT

The Company has a $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles which expires on March 1, 2009. Interest is payable at the bank’s prime rate, 7.5% as of November 30, 2007. There were no outstanding balances on the line of credit at November 30, 2007.

Note 3:

STOCK OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Compensation cost for all stock-based awards is recognized using the straight-line method. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the three and six months ended November 30, 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, May 31, 2006. There were no stock-based awards granted subsequent to May 31, 2006. The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

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

The Company has computed, to determine stock-based compensation expense recognized for the three and six months ended November 30, 2007 and 2006, the value of all stock options granted using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	3.8-4.45%
Expected life	4.0-4.7 years
Expected volatility	95-102%

At November 30, 2007 the Company had a total of 170,109 outstanding stock options (163,859 vested and exercisable and 6,250 non-vested) with a weighted average exercise price of $2.58. The Company estimates that a total of approximately $15,000 will be recorded as additional stock-based compensation expense over the period beginning with the quarter ending February 29, 2008 through the fiscal year ending May 31, 2008, for all options which are outstanding as of November 30, 2007, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	4.3	76,110	$1.20
62,499	2.30	6.5	62,499	2.30
5,000	5.80	7.9	5,000	5.80
26,500	6.58	7.8	20,250	6.58
170,109	$2.58	5.8	163,859	$2.42

Options granted, exercised, canceled and expired under the Company’s stock option plan during the three and six months ended November 30, 2007 are summarized as follows:

	Three Months Ended November 30, 2007		Six Months Ended November 30, 2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	171,359	$2.58	175,873	$2.57

Options granted	—		—
Options exercised	(1,250)	2.30	(5,764)	2.27
Options forfeited/cancelled	—		—
Options outstanding - November 30, 2007	170,109	$2.58	170,109	$2.58

Note 4:

EPS RECONCILIATION

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Weighted average shares (basic)	2,669,180	2,647,245	2,668,528	2,642,468
Effect of dilutive stock options	107,636	193,045	114,419	198,020
Weighted average shares (diluted)	2,776,816	2,840,290	2,782,947	2,840,488

Basic earnings per share are computed using the weighted average number of shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.

Note 5:

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

On June 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a $34,464 decrease in the Company’s liability for unrecognized tax benefits, which was accounted for as an increase to the June 1, 2007 retained earnings balance. At June 1, 2007 the gross amount of unrecognized tax benefits was approximately $586,000, which includes approximately $150,000 of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate. Unrecognized tax benefits did not change significantly during the three or six month periods ended November 30, 2007.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.”  The Company’s accrual for interest and penalties was $96,500 upon adoption of FIN 48. The liability for payment of interest and penalties did not significantly change during the three or six months ended November 30, 2007.

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

Our effective tax rate on consolidated net income was 27.9% for the six months ended November 30, 2007. Our effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to certain expenses not deductible for income tax reporting offset by lower effective tax rates on net income reported by the Company’s wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. Management believes the effective tax rate on consolidated net income in future periods will reflect a normal combined state and federal rate, net of the effect from expenses not deductible for income tax reporting and net income or losses reported by SEL.

Note 6:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: the design and assembly of dynamic balancing systems for the machine tool industry (Balancer), and the design and assembly of laser measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended November 30,
	2007		2006
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,482,498	$799,193	$2,054,749	$1,149,530
Intercompany sales	(155,333)	(15,437)	(156,545)	(86,558)
Net sales	$2,327,165	$783,756	$1,898,204	$1,062,972
Operating income	$325,306	$(48,735)	$6,579	$321,633
Intercompany rent expense (income)	$—	$—	$(7,500)	$7,500
Depreciation expense	$31,259	$7,276	$35,798	$7,349
Amortization expense	$—	$8,640	$—	$8,652
Advances and payments on business being acquired	$229,576	$—	$—	$—
Capital expenditures	$73,001	$20,626	$20,815	$18,610

	Six Months Ended November 30,
	2007		2006
	Balancer	Measurement	Balancer	Measurement
Gross sales	$4,457,128	$1,311,523	$4,301,345	$2,150,510
Intercompany sales	(299,770)	(18,955)	(286,084)	(95,081)
Net sales	$4,157,358	$1,292,568	$4,015,261	$2,055,429
Operating income	$603,365	$(113,657)	$111,991	$681,541
Intercompany rent expense (income)	$—	$—	$(15,000)	$15,000
Depreciation expense	$61,086	$14,056	$72,434	$14,725
Amortization expense	$—	$17,279	$—	$17,304
Advances and payments on business being acquired	$229,576	$—	$—	$—
Capital expenditures	$76,467	$28,024	$28,769	$18,610

Geographic Information-Net Sales by Geographic Area

	Three Months Ended November 30,		Six Months Ended November 30,
Geographic Sales	2007	2006	2007	2006
North American
United States	$1,564,418	$1,445,953	$2,767,059	$3,018,284
Canada and Mexico	118,350	14,712	203,180	121,191
Total North American	1,682,768	1,460,665	2,970,239	3,139,475

European
Germany	58,716	82,461	152,774	144,527
United Kingdom	315,336	357,932	582,142	602,085
Intercompany	(170,770)	(243,103)	(318,725)	(381,165)
Total United Kingdom	144,566	114,829	263,417	220,920
Other European	248,558	575,252	401,820	786,432
Total European	451,840	772,542	818,011	1,151,879

Asia	744,097	585,466	1,336,653	1,336,470
Other markets	232,216	142,503	325,023	442,866
Total Net Sales	$3,110,921	$2,961,176	$5,449,926	$6,070,690

	Three Months Ended November 30,
	2007		2006
	United States	Europe	United States	Europe
Operating income (loss)	$158,316	$118,255	$289,921	$38,291
Depreciation expense	$36,560	$1,975	$40,306	$2,841
Amortization expense	$8,640	$—	$8,652	$—
Advances and payments on business being acquired	$229,576	$—	$—	$—
Capital expenditures	$93,627	$—	$39,110	$315

	Six Months Ended November 30,
	2007		2006
	United States	Europe	United States	Europe
Operating income (loss)	$316,175	$173,533	$863,557	$(70,025)
Depreciation expense	$71,221	$3,921	$81,437	$5,722
Amortization expense	$17,279	$—	$17,304	$—
Advances and payments on business being acquired	$229,576	$—	$—	$—
Capital expenditures	$104,491	$—	$46,510	$869

Note — — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	November 30, 2007	May 31, 2007
Segment assets to total assets
Balancer	$4,733,548	$5,030,049
Measurement	1,999,979	1,792,731
Corporate assets	6,863,037	5,655,448
Total assets	$13,596,564	$12,478,228

Geographic assets to total assets
United States	$13,058,739	$11,819,905
Europe	537,825	658,323
Total assets	$13,596,564	$12,478,228

Note 7:

RELATED PARTY TRANSACTIONS

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc. (PulverDryer), pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004. PulverDryer also buys certain products from the Company at normal prevailing rates. The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000. Product sales to PulverDryer during the three months ended November 30, 2007 and 2006 totaled $150 and $7,945, respectively. Product sales to PulverDryer during the six months ended November 30, 2007 and 2006 totaled $3,828 and $19,523, respectively.

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

Note 8:

SUBSEQUENT EVENT

The Company entered into a convertible promissory note agreement with Xtero Datacom, Inc. (Xtero) of Vancouver, British Columbia in February 2007 pursuant to which the Company agreed to loan up to $250,000 USD to Xtero to fund product development and testing of Xtero satellite measurement technologies. On October 5, 2007 Xtero and the Company announced the completion of an Interim Acquisition Agreement (Interim Agreement) to acquire Xtero pursuant to which the Company agreed to advance an additional $250,000 to Xtero, pay royalties of 15% to 25% to Xtero for product sales until closing and issue 200,000 shares of Schmitt common stock in exchange for 100% of Xtero at closing. Pursuant to the Interim Acquisition Agreement, Xtero has granted the Company an exclusive license for the Xtero technology, so that the Company can begin necessary production and marketing prior to closing of the Transaction described below. As of November 30, 2007, the Company had advanced $500,000 to Xtero, which funds have been used for patent work and other corporate product development and testing activities, and legal fees incurred by Xtero in connection with the structuring and negotiation of the Transaction. The Company has also reimbursed $89,055 of expenses incurred by or on behalf of Xtero since October 1, 2007, including operational expenses and consulting fees.

On December 14, 2007, the Company entered into an Arrangement Agreement with Xtero pursuant to which the Company, through its newly formed wholly owned subsidiary, Schmitt Industries (Canada) Limited, a British Columbia corporation (SCL), will acquire all of the issued and outstanding common shares of Xtero (the Transaction). The Arrangement Agreement was entered into in furtherance of the purposes of the Interim Agreement among Schmitt, Xtero and certain of Xtero’s shareholders. Upon closing of the Transaction, Xtero will become a wholly owned subsidiary of the Company and Schmitt will own and operate Xtero’s business, including its patented technologies. In addition, Xtero shareholders will be eligible to receive shares of SCL stock which are exchangeable for shares of Schmitt common stock on a one-for-one basis based on the after-tax earnings derived from Xtero products during a five-year earn-out program ending on May 31, 2013. The Transaction is subject to various conditions, including approval by Xtero shareholders, approval by a British Columbia court and other customary closing conditions, and is expected to close by the end of January 2008.

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

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe. Combined Balancer sales increased 3.5% for the six months ended November 30, 2007 compared to the six months ended November 30, 2006. Balancer sales for the three months ended November 30, 2007 increased 22.6% compared to the three months ended November 30, 2006. North American sales increased 11.8% in the six months ended November 30, 2007 and increased 38.8% in the three months ended November 30, 2007 when compared to the same periods ending November 30, 2006. Market demand in Asia for the Balancer segment products remains solid as that region showed a 9.4% increase for the six months ended November 30, 2007 and increased 33.7% in the three months ended November 30, 2007 when compared to the same periods ending November 30, 2006. The North American and Asian sales increase is predominately the result of a recovery from softer Balancer sales during the last fiscal year from recent weakness in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry. Recent weakness in industrial production toward the end of 2006 especially in the motor vehicle sector, has caused production in other manufacturing industries to soften. These economic conditions in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry were the reason for softer Balancer sales during the prior fiscal year. European market sales slowed as total Balancer sales into that geographic market decreased (12%) during the six months ended November 30, 2007 compared to the six months ended November 30, 2006 and have decreased (14.2%) during the most recent three month period ended November 30, 2007 when compared to the same periods ending November 30, 2006. Sales in all Other markets decreased (26.1%) in the six months ended November 30, 2007 and increased 9.2% for the three months ended November 30, 2007 when compared to the same periods ending November 30, 2006. As with the North American market, the business conditions in Asia and the European market cannot be forecasted with any certainty.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products. Combined Measurement sales decreased (37.1%) for the six months ended November 30, 2007 compared to the six months ended November 30, 2006. Measurement sales for the three months ended November 30, 2007 decreased (26.3%) compared to the three months ended November 30, 2006. The decreased sales volume is primarily due to lack of complete system shipments of laser light-scatter products to disk drive manufacturers and reduced dimensional sizing product sales as well as reduced CASI Scatterometer sales. As noted below sales can be very cyclical in the Measurement segment. The business operations and prospects for these two product lines are summarized as follows:

Laser light-scatter products for disk drive and silicon wafer manufacturers – The primary target markets for Measurement products have been disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts. Sales to these customers totaled $374,222 for the six months ended November 30, 2007 compared to the $783,046 for the six months ended November 30, 2006. Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and because of the increasing amounts of capital and research and development expenditure required, the disc drive industry has undergone significant consolidation as disc drive manufacturers and component suppliers merged or exited the industry. Through such combinations, disc drive manufacturers have also become increasingly vertically integrated. Sales to customers in these industries can be very cyclical and therefore the impact of the current weak demand in the disk drive industry on sales to the Company’s laser light-scatter products is unknown at this time and cannot be forecasted with any certainty.

Laser light-scatter products for research organizations – The Company continues to receive inquiries for these products and provide quotes to interested parties. The Company completed the delivery of CASI Scatterometer software and other upgrades in the current fiscal quarter and expects to deliver a new CASI Scatterometer system in the third fiscal quarter of 2008. Measurement sales during the six months and three months ended November 30, 2006 included the delivery of a new CASI Scatterometer system.

Dimensional sizing products – These products are marketed and sold into a wide array of industries and used in applications from steel casting, paper production, crane control and medical imaging to micron level part and surface inspection. Sales decreased (16.9%) for the six months ended November 30, 2007 and decreased (19.5%) for the three months ended November 30, 2007 when compared to the same periods ending November 30, 2006. Sales of these products can be cyclical and therefore the duration of the continued demand cannot be forecasted with any certainty.

The Company entered into certain agreements (Transaction) with Xtero Datacom, Inc. (Xtero) of Vancouver, British Columbia beginning in February 2007 pursuant to which the Company will acquire all of the issued and outstanding common shares of Xtero. Upon closing of the Transaction, Xtero will become a wholly owned subsidiary of Schmitt and Schmitt will own and operate Xtero’s business, including its patented technologies for remote satellite sensing of large chemical storage tanks. The Transaction is subject to various conditions, including approval by Xtero shareholders, approval by a British Columbia court and other customary closing conditions, and is expected to close by the end of January 2008. Refer to Note 8 of the Notes to Consolidated Interim Financial Statements for further discussion of the Transaction.

Critical Accounting Policies

With the adoption of FIN 48 as of June 1, 2007, the Company has added “Uncertain Tax Positions” as a critical accounting policy. There are no other material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2007.

Uncertain Tax Positions – The Company accounts for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time, accordingly, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and consolidated statements of operations. Refer to Note 5 of the Notes to Consolidated Interim Financial Statements for discussion of the impact of adoption of FIN 48.

Recently issued accounting pronouncements:

Refer to Note 1 of the Notes to Consolidated Interim Financial Statements for discussion of recently issued accounting pronouncements.

Discussion of Operating Results

Three months ended November 30, 2007 and 2006

	Three Months Ended November 30, 2007
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$3,110,921	100.0	$2,327,165	100.0	$783,756	100.0
Cost of sales	1,421,593	45.7	1,116,262	48.0	305,331	39.0
Gross profit	1,689,328	54.3	$1,210,903	52.0	$478,425	61.0
Operating expenses	1,412,757	45.4
Operating income	$276,571	8.9

	Three Months Ended November 30, 2006
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,961,176	100.0	$1,898,204	100.0	$1,062,972	100.0
Cost of sales	1,319,244	44.6	899,290	47.4	419,954	39.5
Gross profit	1,641,932	55.4	$998,914	52.6	$643,018	60.5
Operating expenses	1,313,720	44.4
Operating income	$328,212	11.0

Worldwide sales of Balancer products increased 22.6% in the three month period ended November 30, 2007 when compared to the same period in the prior fiscal year as sales to the North American and Asian markets increased by 38.8% and 33.7%, respectively. These increases were offset by a decrease in the European markets which decreased (14.2%) in the most current fiscal quarter when compared to the same period in the prior fiscal year. Sales in Other markets of $143,684 in the three month period ended November 30, 2007 also increased 9.2% when compared to the same period in the prior fiscal year. Unit sales prices of Balancer products are relatively stable in each of the major markets and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold. The North American and Asian sales increase is predominately the result of a recovery from softer Balancer sales during the last fiscal year from recent weakness in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry. The Balancer product sales increase in Asia is also attributed to the continued expansion of the sales efforts in China. The European market remains soft when compared to longer term historical results due to strong competition and weaker economic conditions in certain European Balancer markets.

Measurement product sales decreased by a combined (26.3%) in the most current fiscal quarter when compared to the same period in the prior fiscal year due to sales of dimensional sizing products decreasing (19.5%), surface measurement products increasing 4% and the sale of a CASI Scatterometer in last year’s second fiscal quarter with no comparable sale this year. The Measurement segment’s largest market, North America, decreased (17.3%) in the three months ended November 30, 2007 compared to the three months ended November 30, 2006. Market demand in Asia, historically the second largest geographic market for Measurement products, showed a 2.8% increase for the three months ended November 30, 2007 compared to the three months ended November 30, 2006. The European market reported a sales decrease to $55,970 in the most current fiscal quarter when compared to the $310,986 sold in the same period in the prior fiscal year. The sales decrease in Europe is attributed to the decline of CASI Scatterometer sales noted above.

Cost of sales for the Balancer segment increased (as a percentage of sales) in the most current fiscal quarter when compared to the same period in the prior fiscal year primarily due to the product sales mix as production labor and overhead costs were relatively stable. Cost of sales for the Measurement segment decreased slightly (as a percentage of sales) in the most current fiscal quarter when compared to the same period in the prior fiscal year primarily due to the product sales mix.

Sales by SEL totaled $519,703 for the most recent quarter versus $787,250 for the same quarter last year. Approximately 38.5% of the decrease is due to lower unit sales volumes offset by a 4.5% increase due to the changes in foreign exchange rates between the two fiscal periods. The lower sales volumes were realized primarily due to the sale of a CASI Scatterometer in last year’s second fiscal quarter with no comparable sale this year.

In the three month period ended November 30, 2007, net income was $264,839 ($.10 per fully diluted share) compared to net income of $271,185 ($.10 per fully diluted share) for the same period last year. Net income was negatively impacted primarily by higher research and development expenditures involving technologies related to the Xtero Transaction offset by a lower income tax provision for the three month period ended November 30, 2007 compared to the same period last year.

Six months ended November 30, 2007 and 2006

	Six Months Ended November 30, 2007
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$5,449,926	100.0	$4,157,358	100.0	$1,292,568	100.0
Cost of sales	2,525,233	46.3	1,962,440	47.2	562,793	43.5
Gross profit	2,924,693	53.7	$2,194,918	52.8	$729,775	56.5
Operating expenses	2,434,985	44.7
Operating income	$489,708	9.0

	Six Months Ended November 30, 2006
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$6,070,690	100.0	$4,015,261	100.0	$2,055,429	100.0
Cost of sales	2,830,467	46.6	2,074,960	51.7	755,507	36.8
Gross profit	3,240,223	53.4	$1,940,301	48.3	$1,299,922	63.2
Operating expenses	2,446,691	40.3
Operating income	$793,532	13.1

Worldwide sales of Balancer products increased 3.5% in the six months ended November 30, 2007 compared to the six months ended November 30, 2006 as sales to the North American and Asian markets increased by 11.8% and 9.4%, respectively. These increases were offset by a decline in the European market of (12%) and by decreases in all Other markets of (26.1%). Unit sales prices of Balancer products are relatively stable in each of the major markets and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold. The North American and Asian sales increase is predominately the result of a recovery from softer Balancer sales during the last fiscal year from recent weakness in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry. The large percentage decrease in all Other markets was predominately a result of decreases in the Japanese and South American markets. The European market remains soft when compared to longer term historical results due to strong competition and weaker economic conditions in certain European Balancer markets.

Measurement product sales decreased (37.1%) in the six months ended November 30, 2007 compared to the six months ended November 30, 2006 due to sales of dimensional sizing products decreasing (16.9%), surface measurement products declining (52.2%) and the sale of a CASI Scatterometer in last year’s second fiscal quarter with no comparable sale this year.

Cost of sales for the Balancer segment decreased (as a percentage of sales) in the six months ended November 30, 2007 compared to the six months ended November 30, 2006 primarily due to the product sales mix as production labor and overhead costs were relatively stable. Margins were also positively impacted as a result of the higher sales increase in North American markets as a smaller portion of those sales are made through distributors who receive pricing net of commissions and other sales costs.

Cost of sales for the Measurement segment increased (as a percentage of sales) in the six months ended November 30, 2007 compared to the six months ended November 30, 2006 primarily due to the product sales mix as surface measurement products generate higher gross profit margins than dimensional sizing  products.

Sales by SEL totaled $889,349 for the six months ended November 30, 2007 compared to sales of $1,200,467 in the six months ended November 30, 2006. Approximately 31.2% of the decrease is due to lower unit sales volumes offset by a 5.4% increase due to the changes in foreign exchange rates between the two fiscal periods. The lower sales volumes were realized primarily due to the sale of a CASI Scatterometer in last year’s second fiscal quarter with no comparable sale this year.

In the six month period ended November 30, 2007, net income was $449,254 ($0.16 per fully diluted share) compared to net income of $541,777 ($0.20 per fully diluted share) for the same period last year. Net income was negatively impacted primarily by lower net sales which declined by 10.2% offset by a lower provision for income taxes, which decreased to $174,000 for the six month period ended November 30, 2007 compared to the $338,000 in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 10.2 to 1 at November 30, 2007 compared to 9.7 to 1 at May 31, 2007. Cash, cash equivalents and available for sale short term investments totaled $5,741,406 as of November 30, 2007 compared to $5,477,711 at May 31, 2007. As of November 30, 2007 the Company had $2,263,306 in cash and cash equivalents compared to $1,513,061 at May 31, 2007. As of November 30, 2007 the Company had $3,478,100 in short term investments compared to $3,964,650 at May 31, 2007. Short term investments consisted of highly liquid A1-P1 rated commercial paper securities maturing through February 2008.

During the six months ended November 30, 2007, cash provided by operating activities amounted to $571,031 with the changes described as follows:

•                       Net income for the six months ended November 30, 2007 of $449,254 plus non-cash items: depreciation and amortization of $92,421, stock-based compensation related items of $15,278, the $703 loss on disposal of property and equipment, the $6,962 increase in other long-term obligations offset by the $17,145 change in deferred taxes.

•                       Accounts receivable balance increased by $59,304 to a November 30, 2007 balance of $1,533,061. The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market. Management believes its credit and collection policies are effective and appropriate for the marketplace. There can be no assurance that the Company’s collection procedures will continue to be successful.

•                       Inventories decreased $30,126 to a November 30, 2007 balance of $3,664,311. The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products. Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                       Prepaid expenses decreased by $12,042 to $59,647 with the decrease due to prepaid insurance, fees, trade show costs and various business costs.

•                       Trade accounts payable increased by $113,944 to $459,977 primarily due to normal fluctuations in timing of payment of outstanding payable balances.

•                       Other accrued liabilities (including customer deposits, commissions, payroll items, sales returns, expected warranty costs  and other accrued expenses) increased by $692 to a balance of $631,935.

•                       Net current income taxes payable and receivable decreased cash by $73,942.

During the six months ended November 30, 2007, net cash provided by investing activities was $152,483, consisting of net maturities of short term investments of $486,550 less net additions to property and equipment of $104,491 and advances and payments on business being acquired of $229,576. Net cash provided by financing activities amounted to $23,306 which consisted of items related to common stock issued on exercised stock options.

The following summarizes contractual obligations at November 30, 2007 and the effect on future liquidity and cash flows:

Years ending November 30,	Total contractual obligations
2008	$54,734
2009	33,680
2010	12,159
Thereafter	—
Total	$100,573

Management has historically responded to business challenges that had a negative impact on operations and liquidity by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products. Management believes its cash flows from operations, its available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements. The Company’s bank line of credit expires

March 1, 2009. Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2008 and 2009. However, in the event the Company fails to achieve its operating and financial goals for Fiscal 2008, management may be required to take certain actions to finance operations in that time period. These actions could include, but are not limited to, implementation of cost cutting measures and/or entering into additional borrowing arrangements collateralized by assets.

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

Demand for Company products may change:

During Fiscal 2007 Balancer sales in North America declined (8.3%) when compared to Fiscal 2006 and declined (11.7%) during the three months ended August 31, 2007 compared to the three months ended August 31, 2006. Combined Balancer sales increased 3.5% for the six months ended November 30, 2007 compared to the six months ended November 30, 2006. The conditions and circumstances could change in future periods and as a result demand for the Company’s products could continue to decline. Management is responding to these risks in two ways. First, it appears there is still a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors. The Company will therefore continue to devote part of its future R&D efforts toward developing products that will both broaden the scope of Balancing products offered to the current customer base. Second, there are uses for the Company’s Balancer products in industries other than those in the Company’s historic customer base. Management is devoting time to identify these markets and educate those markets on the value of those products within their operations.

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers. The Company had experienced increasing sales in Fiscal 2006; however, sales during Fiscal 2007 have decreased (13.6%) and have declined (58.1%) during the six months ended November 30, 2007 compared to the six months ended November 30, 2006. Previous information had indicated continued improving demand for and sales of disk drive products. Recently, however, certain disk drive manufacturers have scaled back their outlook for disk drive sales, blaming a price war over high-capacity desktop computer drives, which now store as much as about one trillion bytes of data. With respect to handheld applications, disk drive manufacturers believe disc drive products smaller than 1.8-inch form factors have to a large extent been replaced by competing storage technologies, such as solid state or flash memory. The long-term impact on demand for the Company’s surface Measurement products cannot be predicted with any certainty.

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

Changes in securities laws and regulations have increased and will continue to increase Company expenses:

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and will continue to increase Company expenses as the Company devotes resources to respond to their requirements. In particular, the Company will incur significant additional administrative expense and a diversion of management’s time in Fiscal 2008 to implement Section 404 of the Sarbanes-Oxley Act which requires management to report on, and the Company’s independent registered public accounting firm to attest to, our internal control over financial reporting. The Company may also incur additional fees starting in Fiscal 2009 from its independent registered public accounting firm as they perform the additional services necessary for them to provide their attestation. In addition, the NASDAQ Capital Market, on which the Company’s common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. The Company may be required to hire additional personnel and use outside legal, accounting and advisory services to address these laws, rules and regulations. The Company also expects these developments to make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and the Company may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, Company board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect the Company.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of November 30, 2007. However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of November 30, 2007. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the six months ended November 30, 2007 and 2006 results of operations included gains on foreign currency denominated transactions of $430 and $4,649 respectively. For the three months ended November 30, 2007 and 2006 results of operations included gains (losses) on foreign currency denominated transactions of ($6,751) and $5,218, respectively.

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

PART II - OTHER INFORMATION

Item 6.           Exhibits

Exhibit	Description
2.1	Interim Acquisition Agreement dated October 4, 2007.

3.1

Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the “Company”). Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

3.2	Second Restated Bylaws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

10.1	Xtero Datacom, Inc. Convertible Promissory Note dated February 9, 2007.

10.2	Xtero Datacom, Inc. Amendment No.1 to Convertible Promissory Note.

10.3	Technology License Agreement dated October 4, 2007.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	January 22, 2008	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	January 22, 2008	/s/ Michael S. McAfee
Michael S. McAfee, Chief Financial Officer/Treasurer