Form 10-Q
period 2008-02-29
SCHMITT INDUSTRIES INC
filed 2008-04-08
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐  No ☒

The number of shares of each class of common stock outstanding as of March 31, 2008

Common stock, no par value                                                   2,870,160

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 29, 2008	May 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$4,238,369	$1,513,061
Short-term investments	1,515,666	3,964,650
Accounts receivable, net of allowance of $25,210 and $20,818 at February 29, 2008 and May 31, 2007, respectively	1,440,332	1,461,511
Inventories	3,627,228	3,690,363
Prepaid expenses	115,040	71,331
Income taxes receivable	47,486	—
Deferred tax asset	137,070	144,957
	11,121,191	10,845,873
Property and equipment
Land	299,000	299,000
Buildings and improvements	1,389,390	1,336,181
Furniture, fixtures and equipment	863,110	826,380
Vehicles	95,848	97,955
	2,647,348	2,559,516
Less accumulated depreciation and amortization	(1,367,500)	(1,333,738)
	1,279,848	1,225,778
Other assets
Long-term deferred tax asset	552,740	32,780
Other assets	2,011,901	373,797
	2,564,641	406,577
TOTAL ASSETS	$14,965,680	$12,478,228

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$478,663	$343,152
Accrued commissions	185,724	225,782
Accrued payroll liabilities	79,553	83,365
Other accrued liabilities	347,148	319,289
Income taxes payable	—	142,108
Total current liabilities	1,091,088	1,113,696
Other long term liabilities	564,384	—
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,870,160 and 2,664,419 shares issued and outstanding at February 29, 2008 and May 31, 2007, respectively	9,340,352	8,114,251
Accumulated other comprehensive loss	(114,324)	(122,050)
Retained earnings	4,084,180	3,372,331
Total stockholders’ equity	13,310,208	11,364,532
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,965,680	$12,478,228

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

(UNAUDITED)

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2008	2007	2008	2007

Net sales	$2,811,111	$3,003,110	$8,261,037	$9,073,800
Cost of sales	1,359,778	1,282,398	3,885,011	4,112,865
Gross profit	1,451,333	1,720,712	4,376,026	4,960,935

Operating expenses:
General, administration and sales	1,120,664	1,105,394	3,320,455	3,512,636
Research and development	180,916	15,041	416,110	54,490
Total operating expenses	1,301,580	1,120,435	3,736,565	3,567,126

Operating income	149,753	600,277	639,461	1,393,809

Other income	64,378	44,372	197,924	130,617

Income before income taxes	214,131	644,649	837,385	1,524,426

Provision (benefit) for income taxes	(14,000)	257,000	160,000	595,000

Net income	$228,131	$387,649	$677,385	$929,426

Net income per common share:

Basic	$0.08	$0.15	$0.25	$0.35

Diluted	$0.08	$0.14	$0.24	$0.34

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

(UNAUDITED)

	Nine Months Ended February 29 and 28,
	2008	2007
Cash flows relating to operating activities
Net income	$677,385	$929,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,870	157,147
Loss on disposal of property and equipment	703	7,558
Deferred taxes	(1,900)	553,260
Stock based compensation	22,957	40,377
Tax benefit related to stock options	10,175	8,739
Excess tax benefit from stock based compensation	(10,202)	—
Other, net	(30,871)	—
(Increase) decrease in:
Accounts receivable	22,432	15,036
Inventories	63,544	(403,886)
Prepaid expenses	(43,763)	(50,927)
Income taxes receivable	(47,486)	—
Increase (decrease) in:
Accounts payable	134,780	258,206
Accrued liabilities and customer deposits	(17,188)	(181,908)
Income taxes payable	(22,562)	(69,650)
Net cash provided by operating activities	899,874	1,263,378

Cash flows relating to investing activities
Purchase of short-term investments	(7,551,016)	(7,488,747)
Maturities of short-term investments	10,000,000	5,500,000
Purchase of property and equipment	(170,718)	(132,884)
Proceeds from sale of property and equipment	100	—
Advances and payments on asset acquisition	(484,158)	(125,000)
Net cash provided (used) in investing activities	1,794,208	(2,246,631)

Cash flows relating to financing activities
Repayments on long-term obligations	—	(12,046)
Common stock issued on exercise of stock options	13,104	61,041
Excess tax benefit from stock based compensation	10,202	—
Net cash provided by financing activities	23,306	48,995

Effect of foreign exchange translation on cash	7,920	94,942

Increase (decrease) in cash and cash equivalents	2,725,308	(839,316)

Cash and cash equivalents, beginning of period	1,513,061	1,552,072

Cash and cash equivalents, end of period	$4,238,369	$712,756

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$303
Cash paid during the period for income taxes	$252,894	$143,734

Non cash common stock issued in connection with asset acquisition	$1,179,865	$—

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income

Balance, May 31, 2007	2,664,419	$8,114,251	$(122,050)	$3,372,331	$11,364,532
Adoption of FIN 48				34,464	34,464
Stock options exercised and related tax benefit of $10,175	5,764	23,279	—	—	23,279
Stock based compensation		22,957	—	—	22,957
Common stock issued in connection with asset acquisition	199,977	1,179,865			1,179,865
Net income	—	—	—	677,385	677,385	$677,385
Other comprehensive income	—	—	7,726	—	7,726	7,726
Balance, February 29, 2008	2,870,160	$9,340,352	$(114,324)	$4,084,180	$13,310,208

Comprehensive income, nine months ended February 29, 2008						$685,111

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries.  In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 29, 2008 and its results of operations for the three and nine months ended February 29, 2008 and February 28, 2007 and its cash flows for the nine months ended February 29, 2008 and February 28, 2007.  The consolidated balance sheet at May 31, 2007 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2007.  The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.  Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2008.  Certain amounts in prior periods’ financial statements have been reclassified to conform to the current periods’ presentation.  These reclassifications did not affect consolidated net income.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141R is effective beginning June 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective beginning June 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is currently evaluating the impact of the provisions of SFAS 160.

Note 2:

LINE OF CREDIT

The Company has a $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles which expires on March 1, 2009.  Interest is payable at the bank’s prime rate, 6% as of February 29, 2008.  There were no outstanding balances on the line of credit at February 29, 2008.

Note 3:

STOCK OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan.  Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  Compensation cost for all stock-based awards is recognized using the straight-line method.  Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the three and nine months ended February 29, 2008 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, May 31, 2006.  There were no stock-based awards granted subsequent to May 31, 2006.  The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards.  The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.  These variables include, but are not limited to:

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

The Company has computed, to determine stock-based compensation expense recognized for the three and nine months ended February 29, 2008 and February 28, 2007, the value of all stock options granted using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	3.8-4.45%
Expected life	4.0-4.7 years
Expected volatility	95-102%

At February 29, 2008 the Company had a total of 170,109 outstanding stock options (163,859 vested and exercisable and 6,250 non-vested) with a weighted average exercise price of $2.58.  The Company estimates that a total of approximately $7,650 will be recorded as additional stock-based compensation expense during the fourth quarter ending May 31, 2008, for all options which are outstanding as of February 29, 2008, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	4.0	76,110	$1.20
62,499	2.30	6.3	62,499	2.30
5,000	5.80	7.7	5,000	5.80
26,500	6.58	7.6	20,250	6.58
170,109	$2.58	5.5	163,859	$2.42

Options granted, exercised, canceled and expired under the Company’s stock option plan during the three and nine months ended February 29, 2008 are summarized as follows:

	Three Months Ended February 29, 2008		Nine Months Ended February 29, 2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	170,109	$2.58	175,873	$2.57

Options granted	—		—
Options exercised	—		(5,764)	2.27
Options forfeited/cancelled	—		—
Options outstanding - February 29, 2008	170,109	$2.58	170,109	$2.58

Note 4:

EPS RECONCILIATION

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2008	2007	2008	2007
Weighted average shares (basic)	2,692,158	2,642,919	2,676,375	2,645,655

Effect of dilutive stock options	98,468	188,162	109,954	194,768

Weighted average shares (diluted)	2,790,626	2,831,081	2,786,329	2,840,423

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

On June 1, 2007, the Company adopted the provisions of FIN 48.  The adoption of FIN 48 resulted in a $34,464 decrease in the Company’s liability for unrecognized tax benefits, which was accounted for as an increase to the June 1, 2007 retained earnings balance.  At June 1, 2007 the gross amount of unrecognized tax benefits was approximately $586,000, which includes approximately $150,000 of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate.  The Company settled liabilities of approximately $40,000 during the third quarter and nine months ended February 29, 2008, respectively, which resulted in a benefit and reduction of the Company’s effective income tax rate in the third quarter of Fiscal 2008.  Other long-term liabilities related to tax contingencies were $564,384 as of February 29, 2008.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.”  The Company’s accrual for interest and penalties was $96,500 upon adoption of FIN 48.  The liability for payment of interest and penalties did not significantly change during the three or nine months ended February 29, 2008.

Several tax years are subject to examination by major tax jurisdictions.  In the United States, federal tax years for Fiscal 2004 and after are subject to examination.  In the United Kingdom, tax years for Fiscal 2006 and after are subject to examination.  In the United States, returns related to an acquired subsidiary for the year ended October 31, 1994 and final return for the period ended May 19, 1995 are also subject to examination.

Effective Tax Rate

Our effective tax rate on consolidated net income was 19.1% for the nine months ended February 29, 2008.  Our effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the settlement of unrecognized tax benefits, the difference between prior years reported income tax provision and the actual filed income tax returns, certain expenses not deductible for income tax reporting offset by lower effective tax rates on net income reported by the Company’s wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom.  Management believes the effective tax rate on consolidated net income in future periods will reflect a normal combined state and federal rate, net of the effect from settlement of unrecognized tax benefits, expenses not deductible for income tax reporting and net income or losses reported by SEL.

Note 6:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: the design and assembly of dynamic balancing systems for the machine tool industry (Balancer), and the design and assembly of laser measurement systems (Measurement).  The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended February 29 and 28,
	2008		2007
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,308,342	$841,921	$2,097,645	$1,085,874
Intercompany sales	(333,446)	(5,706)	(168,646)	(11,763)
Net sales	$1,974,896	$836,215	$1,928,999	$1,074,111

Operating income	$149,893	$(140)	$179,038	$421,239

Intercompany rent expense (income)	$—	$—	$(7,500)	$7,500

Depreciation expense	$32,861	$7,949	$37,560	$6,473

Amortization expense	$—	$8,639	$—	$8,652

Advances and payments on asset acquisition	$—	$1,434,447	$—	$125,000

Capital expenditures	$20,017	$46,110	$86,701	$—

	Nine Months Ended February 29 and 28,
	2008		2007
	Balancer	Measurement	Balancer	Measurement
Gross sales	$6,765,470	$2,153,444	$6,398,990	$3,236,384
Intercompany sales	(633,216)	(24,661)	(454,730)	(106,844)
Net sales	$6,132,254	$2,128,783	$5,944,260	$3,129,540

Operating income	$753,258	$(113,797)	$291,029	$1,102,780

Intercompany rent expense (income)	$—	$—	$(22,500)	$22,500

Depreciation expense	$93,947	$22,005	$109,993	$21,198

Amortization expense	$—	$25,918	$—	$25,956

Advances and payments on asset acquisition	$—	$1,664,023	$—	$125,000

Capital expenditures	$96,584	$74,134	$114,274	$18,610

Geographic Information-Net Sales by Geographic Area

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
Geographic Sales	2008	2007	2008	2007
North American
United States	$1,413,500	$1,252,968	$4,180,559	$4,271,252
Canada and Mexico	33,827	33,480	237,007	154,671
Total North American	1,447,327	1,286,448	4,417,566	4,425,923

European
Germany	91,916	54,043	244,690	198,570
United Kingdom	457,947	214,845	1,040,089	816,930
Intercompany	(339,152)	(180,409)	(657,877)	(561,574)
Total United Kingdom	118,795	34,436	382,212	255,356
Other European	427,326	340,264	829,146	1,126,696
Total European	638,037	428,743	1,456,048	1,580,622

Asia	479,431	811,167	1,816,084	2,147,637
Other markets	246,316	476,752	571,339	919,618
Total Net Sales	$2,811,111	$3,003,110	$8,261,037	$9,073,800

	Three Months Ended February 29 and 28,
	2008		2007
	United States	Europe	United States	Europe

Operating income	$97,429	$52,324	$538,748	$61,529

Depreciation expense	$39,008	$1,802	$41,218	$2,815

Amortization expense	$8,639	$—	$8,652	$—

Advances and payments on asset acquisition	$1,434,447	$—	$125,000	$—

Capital expenditures	$66,127	$—	$86,701	$—

	Nine Months Ended February 29 and 28,
	2008		2007
	United States	Europe	United States	Europe

Operating income	$413,604	$225,857	$1,159,303	$234,506

Depreciation expense	$110,229	$5,723	$122,653	$8,538

Amortization expense	$25,918	$—	$25,956	$—

Advances and payments on asset acquisition	$1,664,023	$—	$125,000	$—

Capital expenditures	$170,718	$—	$132,317	$567

Note — — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	February 29, 2008	May 31, 2007
Segment assets to total assets
Balancer	$4,607,820	$5,030,049
Measurement	3,866,529	1,792,731
Corporate assets	6,491,331	5,655,448
Total assets	$14,965,680	$12,478,228

Geographic assets to total assets
United States	$14,232,744	$11,819,905
Europe	732,936	658,323
Total assets	$14,965,680	$12,478,228

Long-lived assets totaled $1,279,848 of which $1,279,010 were located in the United States.

Note 7:

RELATED PARTY TRANSACTIONS

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc. (PulverDryer), pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004.  PulverDryer also buys certain products from the Company at normal prevailing rates.  The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000.  Product sales to PulverDryer during the three months ended February 29, 2008 and February 28, 2007 totaled $11,959 and $11,710, respectively.  Product sales to PulverDryer during the nine months ended February 29, 2008 and February 28, 2007 totaled $15,787 and $31,233, respectively.  In connection with the contract, the Board authorized Wayne Case, the Company’s Chief Executive Officer, to provide advisory services to PulverDryer, and permitted Mr. Case to receive as compensation the total consulting fees paid by PulverDryer from June 2004 through October 2004.  Effective November 1, 2004, Mr. Case receives 40% of the ongoing consulting fee from PulverDryer, which percentage was determined by the Compensation Committee.  Mr. Case also serves on the board of directors of PulverDryer.

Note 8:

ACQUISITION

On February 20, 2008 the Company, through its newly formed wholly owned subsidiary, Schmitt Industries (Canada) Limited, a British Columbia corporation (SCL), acquired all of the issued and outstanding common shares of Xtero Datacom Inc., a British Columbia corporation (Xtero).  As consideration for the Xtero shares, the Company issued 199,977 shares of Company common stock to the Xtero shareholders.  In addition, Xtero shareholders will be eligible to receive shares of SCL stock which are exchangeable for shares of Schmitt common stock on a one-for-one basis based on 50% of the after-tax earnings derived from Xtero products during a five-year earn-out program ending on May 31, 2013.  The issuance of the 199,977 shares was not registered, and was made in reliance upon Section 3(a)(10) of the Securities Act of 1933 (the Act), which exempts judicially approved share exchanges from the Act’s registration requirements.  Based upon the closing price of the Company’s common stock of $5.90 on February 20, 2008 as reported on the NASDAQ Capital Market, the aggregate value of the Company’s 199,977 shares issued to the Xtero shareholders was approximately $1,179,865.  The aggregate purchase price for the acquisition was $1,864,024 which includes the value of shares issued, advances to Xtero prior to February 20, 2008 on a convertible promissory note, Xtero net liabilities assumed and other transaction costs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets and liabilities assumed:
Receivables	$182,000
Accounts and liabilities payable	(248,657)
Intangible assets
Purchased technology	1,930,681
Total	$1,864,024

The allocation process requires an analysis and valuation of acquired assets, including deferred tax assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies. The values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of February 20, 2008, and may be adjusted as further information becomes available.  Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, unidentified claims from suppliers or other contingent obligations, the amounts required to settle them, and the value of deferred tax assets and liabilities.  Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the allocation period may result in adjustments to intangible assets.

Purchased technology relates to Xtero’s remote satellite sensing of large chemical storage tanks that have reached technological feasibility.  The fair value of the purchased technology is being amortized over the expected remaining useful life of 15 years.

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

RESULTS OF OPERATIONS

Overview

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe.  Combined Balancer sales increased 3.2% for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007.  Balancer sales for the three months ended February 29, 2008 increased 2.4% compared to the three months ended February 28, 2007.  North American sales increased 6.6% in the nine months ended February 29, 2008 and decreased (3.8%) in the three months ended February 29, 2008 when compared to the same periods ending February 28, 2007.  Market demand in Asia for the Balancer segment products showed a 5.3% increase for the nine months ended February 29, 2008 but did decrease (4.2%) in the three months ended February 29, 2008 when compared to the same periods ending February 28, 2007.  The North American and Asian sales increase for the nine months ended February 29, 2008 is predominately the result of a recovery from softer Balancer sales during the last fiscal year from recent weakness in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry.  Recent weakness in industrial production beginning near the end of 2006 and continuing into 2007 especially in the motor vehicle sector, has caused production in other manufacturing industries to soften.  These economic conditions in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry were the reason for softer Balancer sales during the prior fiscal year.  European market sales rebounded in the recent fiscal quarter as total Balancer sales into that geographic market increased 31.4% during the three months ended February 29, 2008 compared to the three months ended February 28, 2007 and have now increased 1.7% during the nine month period ended February 29, 2008 when compared to the nine months ending February 28, 2007.  Sales in all Other markets decreased (20.2%) in the nine months ended February 29, 2008 and decreased (10.9%) for the three months ended February 29, 2008 when compared to the same periods ended February 28, 2007.  As with the North American market, the business conditions in Asia and the European market cannot be forecasted with any certainty.

The Measurement segment product line consists of both laser light-scatter and dimensional sizing products.  Combined Measurement sales decreased (32%) for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007.  Measurement sales for the three months ended February 29, 2008 decreased (22.1%) compared to the three months ended February 28, 2007.  The decreased sales volume is primarily due to lack of complete system shipments of laser light-scatter products to disk drive manufacturers and reduced dimensional sizing product sales offset by increased CASI Scatterometer sales.  As noted below, sales can be very cyclical in the Measurement segment.  The business operations and prospects for these two product lines are summarized as follows:

Laser light-scatter products for disk drive and silicon wafer manufacturers — The primary target markets for Measurement products have been disk drive and silicon wafer manufacturers and companies and organizations involved in research efforts.  Sales to these customers totaled $481,672 for the nine months ended February 29, 2008 compared to the $1,401,648 for the nine months ended February 28, 2007.  Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and because of the increasing amounts of capital and research and development expenditure required, the disc drive industry has undergone significant consolidation as disc drive manufacturers and component suppliers merged or exited the industry. Through such combinations, disc drive manufacturers have also become increasingly vertically integrated.    Sales to customers in these industries can be very cyclical and therefore the impact of the current weak demand in the disk drive industry on sales to the Company’s laser light-scatter products is unknown at this time and cannot be forecasted with any certainty.

Laser light-scatter products for research organizations – The Company continues to receive inquiries for these products and provide quotes to interested parties.  The Company completed the delivery of a CASI Scatterometer system, software and other upgrades in the current fiscal quarter.

Dimensional sizing products – These products are marketed and sold into a wide array of industries and used in applications from steel casting, paper production, crane control and medical imaging to micron level part and surface inspection.  Sales decreased (16%) for the nine months ended February 29, 2008 and decreased (14.1%) for the three months ended February 29, 2008 when compared to the same periods ending February 28, 2007.  Sales of these products can be cyclical and therefore the duration of the continued demand cannot be forecasted with any certainty.

Other income increased to $197,924 in the nine months ended February 29, 2008 compared to the $130,617 reported in the same period ended February 28, 2007 and increased to $64,378 in the three months ended February 29, 2008 compared to the $44,372 reported in the same fiscal quarter in the prior fiscal year.  The increases are primarily due to improved interest income in Fiscal 2008 compared to 2007 due to increasing interest rates over the past two years.  In addition, our average cash, cash equivalents and short-term investment balance was $5.7 million for the nine months ended February 29, 2008 compared to $4.7 million in the same period ended February 28, 2007.

The Company entered into certain agreements (Transaction) with Xtero Datacom, Inc. (Xtero) of Vancouver, British Columbia beginning in February 2007 pursuant to which the Company acquired all of the issued and outstanding common shares of Xtero.  Upon closing of the Transaction on February 20, 2008, Schmitt acquired Xtero’s business, including its patented technologies for remote satellite sensing of large chemical storage tanks.  Refer to Note 8 of the Notes to Consolidated Interim Financial Statements for further discussion of the Transaction.

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

Discussion of Operating Results

Three months ended February 29, 2008 and 2007

	Three Months Ended February 29, 2008
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$2,811,111	100.0	$1,974,896	100.0	$836,215	100.0
Cost of sales	1,359,778	48.4	956,704	48.4	403,074	48.2
Gross profit	1,451,333	51.6	$1,018,192	51.6	$433,141	51.8
Operating expenses	1,301,580	46.3
Operating income	$149,753	5.3

	Three Months Ended February 28, 2007
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$3,003,110	100.0	$1,928,999	100.0	$1,074,111	100.0
Cost of sales	1,282,398	42.7	922,684	47.8	359,714	33.5
Gross profit	1,720,712	57.3	$1,006,315	52.2	$714,397	66.5
Operating expenses	1,120,435	37.3
Operating income	$600,277	20.0

Worldwide sales of Balancer products increased 2.4% in the three month period ended February 29, 2008 when compared to the same period in the prior fiscal year as sales to the European markets increased by 31.4%.  These European market increases were offset by a decrease in the North American and Asian markets which decreased (3.8%) and (4.2%), respectively, in the most current fiscal quarter when compared to the same period in the prior fiscal year.  Sales in Other markets of $161,485 in the three month period ended February 29, 2008 also decreased (10.9%) when compared to the same period in the prior fiscal year.  Unit sales prices of Balancer products are relatively stable in each of the major markets and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The European sales increase is predominately the result of a recovery from softer Balancer sales during the last few fiscal years, however, the European market remains soft when compared to longer term historical results due to strong competition and weaker economic conditions in certain European Balancer markets.

Measurement product sales decreased by a combined (22.1%) in the most current fiscal quarter when compared to the same period in the prior fiscal year due to sales of dimensional sizing products decreasing (14.1%), surface measurement products decreasing (82.6%) offset by the sale of CASI Scatterometer equipment and software of $326,446 in current fiscal quarter with no comparable sales during the same fiscal quarter last year.  The Measurement segment’s largest market, North America, increased 49.2% in the three months ended February 29, 2008 compared to the three months ended February 28, 2007.  Market demand in Asia, historically the second largest geographic market for Measurement products, showed a (93.1%) decrease for the three months ended February 29, 2008 compared to the three months ended February 28, 2007.  The European market reported a sales increase to $137,476 in the most current fiscal quarter when compared to the $47,829 sold in the same period in the prior fiscal year.  The sales increase in Europe is attributed to CASI Scatterometer sales noted above.

Cost of sales for the Balancer segment increased (as a percentage of sales) in the most current fiscal quarter when compared to the same period in the prior fiscal year primarily due to the product sales mix as production labor and overhead costs were relatively stable.  Cost of sales for the Measurement segment increased significantly (as a percentage of sales) in the most current fiscal quarter when compared to the same period in the prior fiscal year primarily due to the product sales mix.  Dimensional sizing products and surface measurement services, which both have lower margins than CASI and surface measurement equipment products, represented a higher percentage of  Measurement segment sales.

Operating expenses increased 16% in the three month period ended February 29, 2008 when compared to the same period in the prior fiscal year predominately due to increased research and development expenditures involving technologies related to the Xtero Transaction.   General and administrative costs included approximately $75,000 of Section 404 Sarbanes-Oxley Act related implementation expenses offset by lower salaries and other general administrative expense.

Other income increased to $64,378 in the three months ended February 29, 2008 compared to the $44,372 reported in the same fiscal quarter in the prior fiscal year.  The increases are primarily due to improved interest income in Fiscal 2008 compared to 2007 due to increasing interest rates over the past two years.  In addition, our average cash, cash equivalents and short-term investment balance was $5.7 million in the three months ended February 29, 2008 compared to $4.9 million in the same period ended February 28, 2007.

Sales by SEL totaled $598,297 for the most recent quarter versus $463,772 for the same quarter last year.  Approximately 27.9% of the increase is due to higher unit sales volumes and 1.1% of the increase is due to the changes in foreign exchange rates between the two fiscal periods.  The higher sales volumes were realized due to a 40.9% increase in Balancer product sales.

In the three month period ended February 29, 2008, net income was $228,131 ($.08 per fully diluted share) compared to net income of $387,649 ($.14 per fully diluted share) for the same period last year.  Net income was negatively impacted primarily by reduced net sales, lower margin Measurement product sales, higher research and development expenditures involving technologies related to the Xtero Transaction offset by a lower income tax provision for the three month period ended February 29, 2008 compared to the same period last year.

Nine months ended February 29, 2008 and 2007

	Nine Months Ended February 29, 2008
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$8,261,037	100.0	$6,132,254	100.0	$2,128,783	100.0
Cost of sales	3,885,011	47.0	2,919,144	47.6	965,867	45.4
Gross profit	4,376,026	53.0	$3,213,110	52.4	$1,162,916	54.6
Operating expenses	3,736,565	45.2
Operating income	$639,461	7.8

	Nine Months Ended February 28, 2007
	Consolidated		Balancer		Measurement
	Dollars	%	Dollars	%	Dollars	%
Sales	$9,073,800	100.0	$5,944,260	100.0	$3,129,540	100.0
Cost of sales	4,112,865	45.3	2,997,645	50.4	1,115,220	35.6
Gross profit	4,960,935	54.7	$2,946,615	49.6	$2,014,320	64.4
Operating expenses	3,567,126	39.3
Operating income	$1,393,809	15.4

Worldwide sales of Balancer products increased 3.2% in the nine month period ended February 29, 2008 when compared to the same period in the prior fiscal year as sales to the North American, Asian and European markets increased by 6.6%, 5.3% and 1.7%, respectively.  These market increases were offset by a decrease in the Sales in Other markets which decreased (20.2%), in the nine month period ended February 29, 2008 when compared to the same period in the prior fiscal year.  Unit sales prices of Balancer products are relatively stable in each of the major markets and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold.  The North American, Asian and European sales increase is predominately the result of a recovery from softer Balancer sales during the last fiscal year; however, the European market remains soft when compared to longer term historical results due to strong competition and weaker economic conditions in certain European Balancer markets.

Measurement product sales decreased by a combined (32%) in the nine month period ended February 29, 2008 when compared to the same period in the prior fiscal year due to sales of dimensional sizing products decreasing (16%), surface measurement products decreasing (65.6%) offset by the sale of CASI Scatterometer equipment and software of $373,984 in current fiscal year compared to $211,542 during the same period last year.  The Measurement segment’s largest market, North America, decreased (11%) in the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007.  Market demand in Asia, historically the second largest geographic market for Measurement products, showed a (70.4%) decrease for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007.  The European market reported a sales decrease of (38.6%) in the nine months ended February 28, 2007 when compared to the same period in the prior fiscal year.

Cost of sales for the Balancer segment decreased (as a percentage of sales) in the nine month period ended February 29, 2008 when compared to the same period in the prior fiscal year primarily due to the product sales mix as production labor and overhead costs were relatively stable.  Cost of sales for the Measurement segment increased significantly (as a percentage of sales) in the nine month period ended February 29, 2008 when compared to the same period in the prior fiscal year primarily due to the product sales mix.  Dimensional sizing products and surface measurement services, which both have lower margins than CASI and surface measurement equipment products, represented a higher percentage of  Measurement segment sales.

Operating expenses increased 4.8% in the nine month period ended February 29, 2008 when compared to the same period in the prior fiscal year predominately due to increased research and development expenditures involving technologies related to the Xtero Transaction offset by lower sales and marketing expenses in the first half of Fiscal 2008.   General and administrative costs included approximately $85,000 of Section 404 Sarbanes-Oxley Act related implementation expenses.

Other income increased to $197,924 in the nine months ended February 29, 2008 compared to the $130,617 reported in the same period ended February 28, 2007.  The increases are primarily due to improved interest income in Fiscal 2008 compared to 2007 due to increasing interest rates over the past two years.  In addition, our average cash, cash equivalents and short-term investment balance was $5.7 million for the nine months ended February 29, 2008 compared to $4.7 million in the same period ended February 28, 2007.

Sales by SEL totaled $1,487,646 for the nine months ended February 29, 2008 compared to $1,664,239 in the nine months ended February 28, 2007.  Approximately 15.2% of the decrease is due to lower unit sales volumes offset by a 4.2% increase due to the changes in foreign exchange rates between the two fiscal periods. The lower sales volumes were realized due to a 77% decrease in Measurement segment sales offset by increased Balancer product sales of 11.2%.

In the nine month period ended February 29, 2008, net income was $677,385 ($.24 per fully diluted share) compared to net income of $929,426 ($.34 per fully diluted share) for the same period last year.  Net income was negatively impacted primarily by reduced net sales, lower margin Measurement product sales, higher research and development expenditures involving technologies related to the Xtero Transaction offset by a lower income tax provision for the nine month period ended February 29, 2008 compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ratio of current assets to current liabilities increased to 10.2 to 1 at February 29, 2008 compared to 9.7 to 1 at May 31, 2007.  Cash, cash equivalents and available for sale short term investments totaled $5,754,035 as of February 29, 2008 compared to $5,477,711 at May 31, 2007.  As of February 29, 2008, the Company had $4,238,369 in cash and cash equivalents compared to $1,513,061 at May 31, 2007.  As of February 29, 2008, the Company had $1,515,666 in short term investments compared to $3,964,650 at May 31, 2007.  Short term investments at February 29, 2008 consisted of highly liquid certificates of deposit maturing through April 2008

During the nine months ended February 29, 2008, cash provided by operating activities amounted to $899,874 with the changes described as follows:

•                       Net income for the nine months ended February 29, 2008 of $677,385 plus non-cash items: depreciation and amortization of $141,870, stock-based compensation related items of $22,930, the $703 loss on disposal of property and equipment offset by the $30,871 decrease in other long-term obligations and the $1,900 change in deferred taxes.

•                       Accounts receivable balance decreased by $22,432 to a February 29, 2008 balance of $1,440,332.  The Company generally experiences a payment cycle of 30-90 days on invoices, depending on the geographic market.  Management believes its credit and collection policies are effective and appropriate for the marketplace.  There can be no assurance that the Company’s collection procedures will continue to be successful.

•                       Inventories decreased $63,544 to a February 29, 2008 balance of $3,627,228.  The Company maintains levels of inventory sufficient to satisfy normal customer demands plus an increasing short-term delivery requirement for a majority of its Balancer products.  Management believes its ability to provide prompt delivery gives it a competitive advantage for certain sales.

•                       Prepaid expenses increased by $43,763 to $115,040 with the increase due to prepaid insurance, fees, trade show costs and various business costs.

•                       Trade accounts payable increased by $134,780 to $478,663 primarily due to normal fluctuations in timing of payment of outstanding payable balances.

•                       Other accrued liabilities (including customer deposits, commissions, payroll items, sales returns, expected warranty costs  and other accrued expenses) decreased by $17,188 to a balance of $612,425.

•                       Net current income taxes payable and receivable decreased cash by $70,048.

During the nine months ended February 29, 2008, net cash provided by investing activities was $1,794,208, consisting of net maturities of short term investments of $2,448,984 less net additions to property and equipment of $170,618 and advances and payments on business being acquired of $484,158.  Net cash provided by financing activities amounted to $23,306 which consisted of items related to common stock issued on exercised stock options.

The following summarizes contractual obligations at February 29, 2008 and the effect on future liquidity and cash flows:

Years ending February 28,	Total contractual obligations
2009	$52,783
2010	24,520
2011	7,690
Thereafter	—
Total	$84,993

Management has historically responded to business challenges that had a negative impact on operations and liquidity by reducing operating expenses, developing new products and attempting to penetrate new markets for the Company’s products.  Management believes its cash flows from operations, its available credit resources and its cash position will provide adequate funds on both a short-term and long-term basis to cover currently foreseeable debt payments, lease commitments and payments under existing and anticipated supplier agreements.  The Company’s philosophy regarding the maintenance of a balance sheet with a large component of cash and short-term investments reflects our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions.  We regularly assess our investment management approach in view of our current and potential future needs.  The Company’s bank line of credit expires March 1, 2009.  Management believes that such cash flow (without the raising of external funds) is sufficient to finance current operations, projected capital expenditures, anticipated long-term sales agreements and other expansion-related contingencies during Fiscal 2008 and 2009.  However, in the event the Company fails to achieve its operating and financial goals for Fiscal 2008, management may be required to take certain actions to finance operations in that time period.  These actions could include, but are not limited to, implementation of cost cutting measures and/or entering into additional borrowing arrangements collateralized by assets.

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

•                  The acquisition of Xtero Datacom Inc. technology may not become commercially viable and satisfy expected demand.

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

•                  Changes in securities laws and regulations have increased and will continue to increase Company expenses.

•                  The Company faces risks from international sales and currency fluctuations.

Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements.  Readers are cautioned not to place undue reliance on the forward-looking statements in this report.  We assume no obligation to update such information.

Demand for Company products may change:

During Fiscal 2007 Balancer sales in North America declined (8.3%) when compared to Fiscal 2006 and declined (3.8%) during the three months ended February 29, 2008 compared to the three months ended February 28, 2007.  Combined Balancer sales increased 6.6% for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007.  The conditions and circumstances could change in future periods and as a result demand for the Company’s products could continue to decline.  Management is responding to these risks in two ways.  First, it appears there is still a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors.  The Company will therefore continue to devote part of its future R&D efforts toward developing products that will both broaden the scope of Balancing products offered to the current customer base.  Second, there are uses for the Company’s Balancer products in industries other than those in the Company’s historic customer base.  Management is devoting time to identify these markets and educate those markets on the value of those products within their operations.

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers.  The Company had experienced increasing sales in Fiscal 2006; however, sales during Fiscal 2007 have decreased (13.6%) and have declined (47%) during the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007.  Previous information had indicated continued improving demand for and sales of disk drive products.  Recently, however, certain disk drive manufacturers have scaled back their outlook for disk drive sales, blaming a price war over high-capacity desktop computer drives, which now store as much as about one trillion bytes of data.  With respect to handheld applications, disk drive manufacturers believe disc drive products smaller than 1.8-inch form factors have to a large extent been replaced by competing storage technologies, such as solid state or flash memory.  The long-term impact on demand for the Company’s surface Measurement products cannot be predicted with any certainty.

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

The acquisition of Xtero Datacom Inc. technology may not become commercially viable and satisfy expected demand:

On February 20, 2008 the Company completed the acquisition of Xtero Datacom Inc., (Xtero) and Xtero’s patented and patent pending technology for remote satellite sensing of large chemical storage tanks.  Management believes Xtero products have reached technological feasibility.  Although our acquisition of Xtero with related research and development costs has negatively impacted current operating results, the transaction should allow us to enter new measurement markets and is expected to add sales and profits to the Company in future years.  However, Xtero product opportunities may not be identified and developed and brought to market in a timely and cost-effective manner which could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 29, 2008.  However, the Company could be exposed to interest rate risk at any time in the future and therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates.  In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments.  The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of February 29, 2008.  Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment.  Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies.  Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  For the nine months ended February 29, 2008 and February 28, 2007, results of operations included gains (losses) on foreign currency denominated transactions of $8,464 and ($13,642) respectively.  For the three months ended February 29, 2008 and February 28, 2007, results of operations included gains (losses) on foreign currency denominated transactions of $8,034 and ($18,291), respectively.

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

PART II - OTHER INFORMATION

Item 6.    Exhibits

Exhibit	Description
2.1	Arrangement Agreement by and among Schmitt Industries, Inc., Schmitt Industries (Canada) Limited, and Xtero Datacom Inc. dated December 14, 2007.

2.2	Amending Agreement to Arrangement Agreement by and among Schmitt Industries, Inc., Schmitt Industries (Canada) Limited, and Xtero Datacom Inc. dated February 7, 2008.

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

SCHMITT INDUSTRIES, INC.

                (Registrant)

Date:	April 8, 2008	/s/ Wayne A. Case
Wayne A. Case, President/CEO/Director

Date:	April 8, 2008	/s/ Michael S. McAfee
Michael S. McAfee, Chief Financial Officer/Treasurer