Form 10-K
period 2008-05-31
SCHMITT INDUSTRIES INC
filed 2008-08-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2008

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

(503) 227-7908

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock—no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $13,488,000 based upon the closing price of $6.68 reported for such date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of August 1, 2008, the registrant had 2,870,160 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Schmitt Industries, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Introduction

Schmitt Industries, Inc. (the Company), an Oregon corporation, designs, manufactures and markets computer-controlled balancing equipment (the Balancer Segment) primarily to the machine tool industry. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), an Oregon corporation, the Company designs, manufactures and markets precision laser-based measurement products for the disk drive, silicon wafer and optics industries; laser-based dimensional sizing and distance measurement products for a variety of industrial applications; and ultrasonic measurement products that provide remote sensing and reporting via satellite the capacity and volumes of large chemical storage tanks, such as liquid propane tanks (the Measurement Segment). The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company’s executive offices are located at 2765 N.W. Nicolai Street, Portland, Oregon 97210, and its telephone number is (503) 227-7908.

Balancer Segment

The Company’s principal product line is the Schmitt Dynamic Balance System (the SBS System), consisting of a computer control unit, sensor, spindle-mounting adapter, and balance head. It is designed as an inexpensive yet highly accurate permanent installation on grinding machines. The SBS products can detect and correct for vibration as small as 0.02 microns. The Company acquired its original balancing equipment technology pursuant to a series of agreements from 1987 through 1991, substantially enhancing and advancing the patented technology since that time. Since inception the targeted customer base has been operators of grinding machines for a variety of industries such as automotive, aerospace and machine tooling, where operating tolerances on manufactured parts are exceedingly precise.

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

Machine Tool Builders—These companies design and manufacture a variety of cylindrical, surface and specialty application grinding machines. SBS Systems are distributed to a variety of markets throughout the world through original equipment manufacturers (OEMs), who incorporate the SBS System into their products.

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

Machine Tool Rebuilders—These customers, found in most, if not all, industrialized nations, develop their business by offering to completely update and refurbish older grinding machines. These rebuilders typically tear the old machine apart and install new components, such as the SBS System. The Company currently sells its products directly to major machine rebuilders in the U.S. and Europe.

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

For the years ended May 31, 2008, May 31, 2007 and May 31, 2006 (Fiscal 2008, 2007 and 2006), net sales of the Company’s balancing products totaled $8.4 million, $7.9 million, and $7.8 million, respectively. Net sales of balancing products accounted for 74%, 67% and 68% of the Company’s total sales in Fiscal 2008, 2007 and 2006, respectively. See Note 6 to Consolidated Financial Statements.

Competition

Management believes the SBS System is one of only a few fully automatic balancing systems marketed in the world. Most competitive products require special setup and training or calibration to the specific machine. The Company believes the SBS System is currently the only balancing product that fits all machines with wheel sizes from 6 to 48 inches in diameter and a spindlespeed of 500 through 12,500 rpm.

Competitive products come from European companies located in Switzerland, Germany, Spain and Italy. These competitors produce electromechanical and water balancers similar to the SBS System. The Company considers these companies, with their established European base, to be the major competitors. The Company believes that these balancers have electronic deficiencies, rendering them less effective in solving essential balancing requirements. The Company also believes that they cannot achieve consistent balance levels at low speed (500 rpm) or at high speed (7,500 rpm) as the SBS system can. In addition, the Company also believes these balancers have inferior brush and cable assemblies that cause down time and high maintenance. Finally, the Company does not believe these companies can currently compete effectively with the SBS System in providing mounting adapters for all grinding machines.

Water balancers are an older European design still on the market that can be supplied by the Company when specifically requested by users. They require expensive plumbing and water chambers to be machined into the wheel hub while the SBS System does not. These water balancers are currently priced about 1.25 times the level of the SBS System. To install these systems, the grinding machines must be disassembled and parts remachined or replaced within the spindle assembly. This can take two days, far longer than required to install the SBS system. The water system is “tuned” or “calibrated” to the machine by a factory service technician while the SBS system can be installed by the operator. Water systems work at mid- and high-speeds but cannot balance in low rpm environments while SBS products work in both environments. Water systems require periodic monitoring while the SBS systems require little or no operator monitoring.

Company pricing is geared to obtaining a dominant market position and meeting competitive supplier prices. The market strategy is to establish the SBS System as the foremost product with the best quality, reliability and performance and superior economic value.

Measurement Segment

The Company manufactures and markets a line of laser-based precision test and measurement products and ultrasonic products for measuring the capacity and volume of large chemical storage tanks such as liquid propane and operates a precision laser light scatter measurement laboratory. Light scatter technology involves the use of lasers, optics and detectors to direct a beam of light on a material sample and record its reflection/transmission. Analysis of information can determine material characteristics such as surface roughness, defects and dimensional sizing without introducing contaminants and causing changes to the tested material. The principal products are laser-based measurement products and technology applicable to both industrial and military markets. The Company has used patents, patent applications, trademarks and other proprietary technology to focus marketing efforts on industrial markets including electronics, computer disk and silicon wafer manufacturers.

There are five product lines: laser-based light-scatter measurement, dimensional sizing, capacity and volume of liquid storage tanks, research and other laser alignment products and a light-scatter measurement laboratory.

Surface Measurement Products

These products use a patented laser light scatter technology to perform rapid, accurate, repeatable, non-destructive and non-contact surface measurement tests that quantify surface micro-roughness. The technology is extremely precise, measuring surface roughness at the molecular (Angstrom) level. Products are sold to manufacturers of disk drives, silicon wafers and optical products, industries with fabrication processes that require precise and reliable measurements.

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

Dimensional Sizing Products

These laser-based distance measurement products, utilizing both triangulation and time-of-flight methods of measurement, are used in a wide range of industrial applications including steel casting, glass and paper production, medical imaging, crane control and micron-level part and surface inspection. Presently, there are seven AccuRange (AR) product lines: the AR1000, AR3000 and AR4000 distance measurement sensors, the AR4000 Line Scanner and the AR700, AR600 and AR200 series of triangulating laser displacement sensors.

The AR4000 optical distance measurement sensor is used for most diffuse reflective surfaces, but is ideally suited to level and position measurement, machine vision, autonomous vehicle navigation and 3D imaging applications. It operates by emitting a collimated laser beam that is reflected from the target surface and collected by a sensor. The sensor is suitable for a wide variety of distance measurement applications that demand high accuracy and fast response times. Notable features include the operating range for most surfaces (zero to fifty-two feet), fast response time (50 kHz maximum sample rate), compact and lightweight power design and has a tightly collimated output beam for small spot size. There are three output beam configurations available: visible infrared, eye safe infrared and reflective tape targets. Additionally, there are two other optical distance measurement devices, with lower resolution than the AR4000, that accurately measure up to 100 feet for the AR1000 and up to 300 feet for the AR3000.

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

The AR600 series is a family of triangulating laser displacement sensors with excellent accuracy and sensitivity. The sensor projects a beam of visible laser light that creates a spot on the target surface. Reflected light from the surface is viewed from an angle by a line scan camera and the target's distance is computed from the image pixel data. The line includes 11 models measuring displacements from 1/8“ to 50” and accuracy’s down to .00015” (4 microns). They can operate on all types of surfaces at speeds up to 1250 samples/second. The product is extremely sensitive and can detect glass and liquid surfaces and also detect multiple surfaces of transparent materials, allowing great flexibility in specialized applications.

The AR700 is a new series of triangulation laser displacement sensors that the Company is developing and testing to supplement the existing line of AR600 sensors. The AR700 will provide performance advances over the AR600 in accuracy, repeatability, and sample speed. The first product offering of this new family of sensors was released in Fiscal 2007 and include measurement ranges from displacements of 1/8” up to 4” and accuracy down to .00006” (1.5 microns). The AR700 is smaller than the AR600 and features increased speeds of up to 5000 samples/second while maintaining the flexibility to measure extremely sensitive surfaces.

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

Ultrasonic Measurement Products

The Company’s primary product for this new market is called Xact™. The Xact product utilizes ultrasonic technology to detect and measure the capacity and volume of large chemical storage tanks, such as liquid propane tanks. Each sensor, which is affixed to the exterior of the underside of each tank, produces a small electrical pulse, or a “ping,” through the tank’s steel shell, which is reflected off the bottom surface of the liquid stored in the tank in the form of an echo that is detected and calculated to measure, based on tank size, shape and the characteristics of the liquid, the volume of liquid the tank contains. This information is then remotely transmitted via a satellite transceiver that is affixed to the top of the tank to a secure website on the internet, processed using proprietary software and displayed on that website. Each tank can be remotely monitored simultaneously anywhere in the world. The user has the ability to individually set the time the volume of each tank is to be measured simply by adjusting the settings for each tank as provided on the website. Initial sales of the Xact product are expected to occur during the first half of Fiscal 2009.

Research and Other Measurement Products

The Company’s CASI Scatterometers are sold to companies and institutions involved in research efforts. The CASI Scatterometer uses visible, ultraviolet or infrared laser light as a nondestructive probe to measure surface quality, optical performance, smoothness, appearance, defects and contamination on a wide variety of materials. These products are scientific measurement instruments providing customers with molecular-level precision in roughness measurement of optical surfaces, diffuse materials, semiconductor wafers, magnetic storage media and precision-machined surfaces, as well as surfaces affecting the cosmetic appearance of consumer products.

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

In Fiscal 2008, 2007 and 2006, net sales of Measurement products totaled $3.0 million, $4.0 million and $3.7 million, respectively, and accounted for 26%, 33% and 32% of the Company’s total sales in Fiscal 2008, 2007 and 2006, respectively. See Note 6 to Consolidated Financial Statements.

Competition

Management believes its surface measurement products are one of only a few systems that provide fast, accurate, repeatable microroughness measurements for computer hard disk manufacturers and the silicon wafer industry. The Company believes its surface measurement products are currently the only systems that can provide measurements to a few hundredths of an angstrom (Å-a unit of measure equal to 1 hundred-millionth of a centimeter) with reproducibility +/- 0.2Å or 1% and repeatability of +/-0.1Å. The differences between our surface measurement products and other optical techniques (which include profilometers, scanning tunneling microscopes, atomic force microscopes or interferometers) are that scanning tunneling microscopes, atomic force microscopes and optical profilometers require the intervention of a skilled operator and perform measurements relatively slowly, whereas our surface measurement product is much simpler and, consequently, can make measurements more rapidly while still maintaining excellent repeatability and accuracy. Stylus profilometers are simpler devices which require less skilled operators. However, measurements must be conducted under vibration isolation conditions, and large areas require numerous scans; thus, stylus profilometers are generally destructive to soft materials such as most coated optics.

The market for dimensional sizing products is extremely competitive, characterized by rapidly changing technology. The Company believes the principal elements of competition include quality of ongoing technical support and maintenance coupled with responsiveness to customer needs, as well as price, product quality, reliability and performance. The differences between the Company’s sensors and competitive products include pushbutton selection of output signals in certain models and sensors that can be programmed using serial commands through a PC computer. The AR200 displacement sensor cannot be overloaded and measures accurately even when a mirror reflects the entire light beam back to the detector.

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

Sales by Geographic Area

In Fiscal 2008, 2007 and 2006, the Company recorded net sales of its products in the United States, its country of domicile, of $6.0 million, $5.9 million and $5.7 million, respectively. Net sales in the last three fiscal years by geographic areas are:

	North America	Europe	Asia	Others
Fiscal 2008	$6,305,626	$1,842,008	$2,811,167	$462,456
Fiscal 2007	$6,055,129	$2,098,677	$2,702,531	$1,025,739
Fiscal 2006	$5,878,538	$1,764,347	$2,919,556	$940,919

Business and Marketing Strategy

The Company designs, manufactures and markets all of its products with operations divided into a number of different areas.

Balancer Segment Products

The Vice President of Operations directs production of Balancer segment products including production, manufacturing and purchasing, engineering and technical services. Product marketing for all Balancer segment products is managed by the President/CEO. Two marketing managers are responsible for domestic sales, one marketing manager is responsible for sales in Europe and another is responsible for sales in mainland China, Taiwan and Korea. The Company also has one person who performs field service/sales. Finally, research and development efforts are supervised directly by the President/CEO and the Vice President of Operations.

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

Measurement Segment Products

The Vice President of Operations directs production of all Measurement segment products including production, manufacturing and purchasing, engineering and technical services.

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

Mechanical parts for the Company’s products are produced by high quality machine shops. The Company is not dependent on any one supplier of mechanical components. Principal suppliers of components for the Company’s products include MacKay Manufacturing of Spokane, Washington; Davis Tool of Portland, Oregon; and Forest City Gear of Roscoe, Illinois.

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

Proprietary Technology

The Company's success depends in part on its proprietary technology, which the Company protects through patents, copyrights, trademarks, trade secrets and other measures. The Company has U.S. patents covering both Balancer and Measurement products, processes and methods that the Company believes provide it with a competitive advantage. The Company has a policy of seeking patents where appropriate on inventions concerning new products and improvements developed as part of its ongoing research, development and manufacturing activities. While patents provide certain legal rights of enforceability, there can be no assurance the historic legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses as to issued patents will, in fact, be considered substantial in the future. There can be no assurance as to the degree and range of protection any patent will afford and whether patents will be issued or the extent to which the Company may inadvertently infringe upon patents granted to others.

“SBS”, “SMS” and “Xact” are trademarks and are affixed to all products and literature created in the Company's balancer, measurement and Xact product lines, respectively.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of both product segments. The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments. In the past fiscal year, the Company has developed and tested the AR700, a new series of triangulation laser displacement sensors intended to supplement the existing line of AR600 sensors. The AR700 will provide performance advanced over the AR600 in accuracy, repeatability, and sample speed. The first product offering of this new family of sensors was released in Fiscal 2008 and included measurement ranges from displacements of 1/8” up to 4” and accuracy down to .00006” (1.5 microns). The AR700 is smaller than the AR600 and features increased speeds of up to 5000 samples/second while maintaining the flexibility to measure extremely sensitive surfaces.

During Fiscal 2008, 2007 and 2006, the Company’s research and development expense totaled $628,000, $88,000 and $82,000, respectively. The Fiscal 2008 increase in product development costs relates primarily to the acquisition of the Xact product technology and further development of that technology. We expect to start selling these new Xact products during the first half of Fiscal 2009.

Employees

As of August 1, 2008, the Company employed 40 individuals worldwide on a full-time basis. There were no regular part-time employees. None of the Company’s employees is covered by a collective bargaining agreement.

Item 1A.	RISK FACTORS

The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company (see the forward-looking statements disclaimer at the beginning of Part 1, Item 1 in this Report). In addition, the risks and uncertainties described below are not the only ones that the Company faces. Unforeseen risks could arise and problems or issues that the Company now views as minor could become more significant. If the Company were unable to adequately respond to any risks, the Company’s business, financial condition or results of operations could be materially adversely affected. In addition, the Company cannot be certain that nay actions taken to reduce known risks and uncertainties will be effective.

Demand for Company products may change

During Fiscal 2008, the Company experienced increased demand for its Balancer products in North America, its largest market, attributed primarily to an improving economy in North America. However, during Fiscal 2007 Balancer sales in North America declined 8.3% when compared to Fiscal 2006. The conditions and circumstances could change in future periods, and as a result demand for the Company’s products could decline. Management is responding to these risks in two ways. First, it appears there is still a significant portion of the marketplace that is not using the automatic balancing products of the Company or any of its competitors. The Company will therefore continue to devote part of its future R&D efforts toward developing products that will both broaden the scope of Balancing products offered to the current customer base. Second, there are uses for the Company’s Balancer products in industries other than those in the Company’s historic customer base. Management is devoting time to identify these markets and educate those markets on the value of those products within their operations.

The laser light-scatter products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers. Sales during Fiscal 2008 and 2007 have decreased 50.4% and 13.6%, respectively. Previous information had indicated continued improving demand for and sales of disk drive products. Recently, however, certain disk drive manufacturers have scaled back their outlook for the current calendar year, blaming a price war over high-capacity desktop computer drives, which now store as much as about one trillion bytes of data. With respect to handheld applications, disk drive manufacturers believe disk drive products with smaller than 1.8 inch form factors have to a large extent been replaced by competing storage technologies, such as solid state or flash memory. The long-term impact on demand for the Company’s surface Measurement products cannot be predicted with any certainty.

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

The acquisition of Xtero Datacom Inc. technology and the introduction of the Xact™ product may not become commercially viable and satisfy expected demand

On February 20, 2008, the Company completed the acquisition of Xtero Datacom Inc. (Xtero) and Xtero’s patented and patent pending technology for remote satellite sensing of large chemical storage tanks. Management believes the Xtero product called Xact has reached technological feasibility. Although our acquisition of Xtero with related research and development costs has negatively impacted current operating results, the transactions should allow us to enter new measurement markets and is expected to add sales and profits to the Company in future years. However, the introduction of the Xact product may not be successful, anticipated market demand for the product may not materialize and additional product or market opportunities may not be identified and developed and brought to market in a timely and cost-effective manner, each of which could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

New products may not be developed to satisfy changes in consumer demands

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

Failure to protect intellectual property rights could adversely affect future performance and growth

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

Competition is intense and the Company’s failure to compete effectively would adversely affect its business

Competition in the markets for the Company’s products is intense. The speed with which companies can identify new applications for the Company’s various technologies, develop products to meet those needs and supply commercial quantities at low prices to those new markets are important competitive factors. The principal competitive factor in the Company’s markets are product features, performance, reliability and price. Many of the Company’s competitors have greater financial, technical, research and development and marketing resources. No assurance can be given that the Company will be able to compete effectively in the future, and the failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations.

Production time and the overall cost of products could increase if any of the primary suppliers are lost or if a primary supplier increased the prices of raw materials

Manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. The results of operations could be adversely affected if adequate supplies of raw materials cannot be obtained in a timely manner or if the costs of raw materials increased significantly.

Fluctuations in quarterly and annual operating results make it difficult to predict future performance

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

The Company maintains a significant investment in inventories in anticipation of future sales

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

Future success depends in part on attracting and retaining key management and qualified technical and sales personnel

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

Changes in securities laws and regulations have increased and will continue to increase Company expenses

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and will continue to increase Company expenses as the Company devotes resources to ensure compliance with all applicable laws and regulations. In particular, the Company will incur significant additional administrative expense and a diversion of management’s time in Fiscal 2008 to implement Section 404 of the Sarbanes-Oxley Act which requires management to report on, and the Company’s independent registered public accounting firm to ultimately attest to, our internal control over financial reporting. The Company may also incur additional fees necessary for them to provide their attestation. In addition, the NASDAQ Capital Market, on which the Company’s common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. The Company may be required to hire additional personnel and use outside legal, accounting and advisory services to address these laws, rules and regulations. The Company also expects these developments to make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and the Company may be required to accept reduce coverage or incur substantially higher costs to obtain coverage. Further, Company board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect the Company.

The Company faces risks from international sales and currency fluctuations

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

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings with total approximate square footage of 40,500 square feet. SEL occupies a 755-square foot facility in Coventry, England pursuant to a two year lease beginning May 7, 2007 with a basic monthly rent of £1,360 (approximately $2,690 as of May 31, 2008).

Item 3.	Legal Proceedings

There are no material legal proceedings currently pending against the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “SMIT.”

The following tables set forth the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Capital Market for the periods indicated.

Year Ended May 31, 2008	High	Low
First Quarter	$11.69	$7.50
Second Quarter	$7.80	$6.01
Third Quarter	$7.01	$5.52
Fourth Quarter	$6.38	$5.30

Year Ended May 31, 2007	High	Low
First Quarter	$7.99	$6.58
Second Quarter	$7.86	$6.27
Third Quarter	$7.98	$7.04
Fourth Quarter	$8.20	$7.20

As of August 1, 2008, there were 2,870,160 shares of Common Stock outstanding held by approximately 175 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 1,750 individual holders of shares of Common Stock.

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

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2008:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	a	b	c
Equity compensation plans approved by security holders	188,484	$2.89	269,000
Equity compensation plans not approved by security holders	—	—	—

	188,484	$2.89	269,000

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

In thousands, except per share information

Year Ended

	5/31/08	5/31/07	5/31/06	5/31/05	5/31/04
Sales	$11,421	$11,882	$11,503	$10,591	$7,925
Net Income (Loss)	$1,103	$1,285	$1,350	$1,608	$517
Net Income (Loss) Per Share, Basic	$.40	$.49	$.52	$.64	$.21
Weighted Average No. Shares, Basic	2,725	2,649	2,606	2,528	2,439
Net Income (Loss) Per Share, Diluted	$.39	$.47	$.49	$.59	$.20
Weighted Average No. Shares, Diluted	2,834	2,763	2,746	2,709	2,524
Stockholders’ Equity	$13,756	$11,365	$9,814	$7,979	$6,114
Total Assets	$15,727	$12,471	$10,927	$9,075	$7,100
Long-term Debt (including current portion)	$—	$—	$22	$53	$67

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc designs, manufactures and markets computer controlled balancing equipment (the Balancer segment) to the worldwide machine tool industry and, through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., precision laser-based test and measurement products and ultrasonic measurement systems (the Measurement segment) for a variety of industrial applications worldwide. The Company sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL) located in the United Kingdom. The Company is organized into two operating segments: the Balancer segment and the Measurement segment.

For the year ended May 31, 2008 (Fiscal 2008), total sales decreased $461,000 or 3.9% to $11.4 million from $11.9 million in the year May 31, 2007 (Fiscal 2007). Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe. Balancer sales increased $490,000 or 6.2% to $8.4 million in Fiscal 2008 compared to $7.9 million in Fiscal 2007. The Measurement segment product line consists of both laser light-scatter and dimensional sizing products. Total Measurement sales decreased $951,000 or 24.0% to $3.0 million in Fiscal 2008 compared to $4.0 million in Fiscal 2007. The decrease is primarily due to the lower volumes of shipments of surface measurement products to disk drive and silicon wafer manufacturers.

During the third quarter of Fiscal 2008, the Company completed its acquisition of Xtero Datacom, Inc. (Xtero). The Company acquired Xtero’s business including its patented technologies that utilize ultrasonic measurement systems to remotely measure and report via satellite to a secure website the capacity and volumes of large chemical storage tanks anywhere in the world. This acquisition resulted in higher research and development costs of $540,000 during Fiscal 2008. These higher expenses negatively impacted operating results during Fiscal 2008.

Net income was $1.1 million or $0.39 per fully diluted share for the year ended May 31, 2008 as compared to $1.3 million or $0.47 per fully diluted share for the year ended May 31, 2007. Earnings per share were also negatively impacted due to the issuance of 200,000 shares used in connection with the acquisition of Xtero.

Xtero Acquisition

On February 20, 2008, the Company, through its newly formed wholly owned subsidiary, Schmitt Industries (Canada) Limited, a British Columbia corporation (SICL), acquired all of the issued and outstanding common shares of Xtero Datacom Inc., a British Columbia corporation (Xtero) that specializes in technologies that utilize ultrasonic measurement systems to remotely and report via satellite to a secure website the capacity and volumes of large chemical storage tanks anywhere in the world. As consideration for the Xtero shares, the Company issued 199,977 shares of Company common stock to the Xtero shareholders. In addition, Xtero shareholders will be eligible to receive additional shares of SICL stock that are exchangeable for shares of Schmitt common stock on a one-for-one basis based on 50% of the after-tax net earnings derived from Xtero products during a five-year earn-out period ending on May 31, 2013. The issuance of the 199,977 shares was not registered, and was made with reliance upon Section 3(a) (10) of the Securities Act of 1933 (the Act), which exempts judicially approved share exchanges from the Act’s registration requirements. On January 29, 2008, the Supreme Court of British Columbia granted a final order approving the transaction. Based upon the closing price of the Company’s common stock of $5.90 on February 20, 2008 as reported on the NASDAQ Capital Market, the aggregate value of the Company’s 199,977 shares issued to the Xtero shareholders was approximately $1,179,865. The aggregate purchase price for the acquisition was $1,797,367, which includes the value of shares issued, advances of $500,000 to Xtero prior to February 20, 2008 based on a convertible promissory note and other transaction costs. The fair value of the purchased technology of $2.7 million is being amortized over the expected remaining useful life of 15 years.

Critical Accounting Policies

Revenue Recognition—The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition,” issued by the Securities and Exchange Commission in December 2003. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonable assured.

Allowance for Doubtful Accounts—Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits for all customers are established based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. On a monthly basis, management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to the Company's domestic and international customers. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to makes its financial obligation to us, such as in the case of a bankruptcy filing, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all of the information presently available.

Inventories—As a designer and manufacturer of high technology systems, we are exposed to a number of economic and industry factors that could result in portions of our inventories becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to record inventory write-downs when conditions exist that suggest our inventories may be in excess of anticipated demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based upon a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis.

Deferred Taxes—The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax assets can be fully utilized.

Intangible Assets—There is a periodic review of intangible and other long-lived assets for impairment. This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management's best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2008, we have determined that there has been no impairment, as defined above, of our intangible assets.

Recently issued accounting pronouncements

See Note 1 of Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Year Ended May 31,
	2008		2007		2006
Balancer sales	$8,414,120	73.7%	$7,923,627	66.7%	$7,818,669	68.0%
Measurement sales	3,007,137	26.3%	3,958,449	33.3%	3,684,691	32.0%

Total sales	11,421,257	100.0%	11,882,076	100.0%	11,503,360	100.0%
Cost of sales	5,305,144	46.4%	5,254,205	44.2%	5,029,714	43.7%

Gross profit	6,116,113	53.6%	6,627,871	55.8%	6,473,646	56.3%

Operating expenses:
General, administration and sales	4,628,003	40.5%	4,770,996	40.2%	4,658,235	40.5%
Research and development	628,150	5.5%	88,425	0.7%	81,815	0.7%

Total operating expenses	5,256,153	46.0%	4,859,421	40.9%	4,740,050	41.2%

Operating income	859,960	7.5%	1,768,450	14.9%	1,733,596	15.1%
Other income	251,282	2.2%	226,375	1.9%	50,076	0.4%

Income before income taxes	1,111,242	9.8%	1,994,825	16.8%	1,783,672	15.5%
Provision for income taxes	8,138	0.1%	710,000	6.0%	433,543	3.8%

Net income	$1,103,104	9.7%	$1,284,825	10.8%	$1,350,129	11.7%

Sales—Sales in the Balancer segment increased $490,000, or 6.2%, to $8.4 million for Fiscal 2008 compared to $7.9 million for Fiscal, 2007. This increase is primarily due to increased sales in North America and Asia during the year. North American sales increased $401,000, or 11.2%, in Fiscal 2008 compared to the prior year. Market demand in Asia for the Balancer segment products remained strong with that region showing an increase of $327,000, or 13.4%, for Fiscal 2008 compared to the prior year. European sales decreased $68,000, or 4.1%, in Fiscal 2008 compared to Fiscal 2007. The increase in North American and Asian sales is primarily the result of a recovery from softer balancer sales experienced over the past two years due to weaknesses in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry. The European market has continued its recent weakness due to the economic conditions in these manufacturing industries and greater competition with other European companies. As with the North American market, the duration of the stronger demand in Asia and the weaker conditions in the European cannot be forecasted with any certainty.

Sales in the Measurement segment decreased $951,000, or 24.0%, to $3.0 million in Fiscal 2008 compared to $4.0 million in Fiscal 2007. The decrease is primarily due to the lower volumes of shipments of surface measurement products to disk drive and silicon wafer manufacturers. These industries have undergone significant consolidation as manufacturers merged or exited the markets resulting in a redeployment of equipment rather than making additional investments in capital equipment. Fiscal 2008 sales of laser-based dimensional sizing products increased slightly, $5,000, as compared to Fiscal 2007.

Sales of Balancer products increased 1.3% in Fiscal, 2007 compared to Fiscal 2006 as sales to Asia increased by 33.7% which offset a decline of sales to the North American market of 8.3%. European sales grew 10.1% in Fiscal 2007 to $1.6 million compared to Fiscal 2006 sales of $1.5 million. Unit sale prices of Balancer products in North America and Asia are relatively stable and therefore any increases or decreases in the dollar amount of sales between fiscal periods can generally be attributed to an increase or decrease in the number of units sold. The Balancer product sales increase in Asia is attributed to continued expansion and penetration of the sales efforts in China. The increased sales in Europe are primarily attributed to changes in foreign exchange rates between the two fiscal periods. The large percentage decrease in Other markets was predominately a result of lower unit sales in Australia, Japan and South American markets.

Measurement product sales increased 7.4% in Fiscal 2007 compared to Fiscal 2006 as sales of the Company’s dimensional sizing products increased by 18.8%, offset by a decrease in surface measurement products of 2.7%. The sales of surface measurement products in Fiscal 2007 compared to Fiscal 2006 decreased as unit sales to customers in the Asia markets declined.

Gross margin—Gross margin for Fiscal 2008 decreased to 53.6% as compared to 55.8% for Fiscal 2007. This decrease is due to changes in the product sales mix shifting towards lower margin products. Gross margin decreased slightly to 55.6% for Fiscal 2007 as compared to 56.3% for Fiscal 2006 primarily due to the product sales mix. Balancer margins were also negatively impacted as a result of higher sales in foreign markets as a large portion of those sales are made through distributors who receive pricing net of commissions and other sales costs.

Operating expenses—Operating expenses increased $397,000, or 8.2%, to $5.3 million for Fiscal 2008 as compared to $4.9 million for Fiscal 2007. This increase is primarily due to increased research and development expenses of $540,000 related to technologies acquired from Xtero and expenses associated with the implementation of Section 404 of the Sarbanes-Oxley Act offset by lower personnel costs in general, administrative and sales expenses. Operating expenses increased $119,000, or 2.5%, to $4.9 million in Fiscal 2007 as compared to $4.7 million in Fiscal 2006. This increase in operating expenses between Fiscal 2007 and 2006 occurred primarily due to higher sales commissions offset by the continued reduction of operating expenses in the Company’s foreign operations.

Other income—Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $227,000, $206,000 and $60,000 in Fiscal 2008, 2007 and 2006, respectively. Interest income has increased due to higher investment balances offset by lower interest rates. Foreign currency exchange gain was $25,000 and $21,000 in Fiscal 2008 and 2007, respectively. The foreign currency exchange loss was $10,000 in Fiscal 2006.

Income tax provision—The effective tax rate in Fiscal 2008 was 0.7%. The effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to export tax incentives claimed during the year related to prior years, domestic manufacturing deduction, lower effective tax rates on net income reported by the Company’s wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom, the net tax benefits related to a gain exclusion provision provided in Canada on the sale of technology from the Canadian subsidiary to a US subsidiary and a reduction in the valuation allowance offset by certain expenses not deductible for income tax reporting. The effective tax rate was 35.6% for Fiscal 2007. Our effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to certain expenses not deductible for income tax reporting offset by lower effective tax rates on net income reported by SEL. The effective tax rate of 24.3% in Fiscal 2006 differs from the federal statutory tax rate primarily due to a reduction in the valuation allowance. Management believes the effective tax rate on consolidated net income in future periods will reflect a normal combined state and federal rate, net of the effect from expenses not deductible for income tax reporting purposes.

Net income—Net income decreased $182,000, or 14.1%, to $1.1 million, or $0.39 per diluted share, for Fiscal 2008 as compared to $1.3 million, or $0.47 per diluted share, for Fiscal 2007. Net income decreased due primarily to lower sales, lower gross profit, higher research and development expenses offset by a lower tax provision during Fiscal 2008. Net income for Fiscal 2007 of $1.3 million, or $0.47 per diluted share, decreased as compared to net income of $1.4 million, or $0.49 per diluted share, in Fiscal 2006. Net income in Fiscal 2006 included a $280,223 reduction in the deferred tax asset valuation allowance which reduced the Fiscal 2006 income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $149,000 to $9.9 million as of May 31, 2008 compared to $9.7 million as of May 31, 2007. Cash, cash equivalents and available for sale short term investments totaled $5.5 million as of both May 31, 2008 and 2007, respectively. As of May 31, 2008 the Company had $3.0 million in cash and cash equivalents on hand compared to $1.5 million at May 31, 2007. As of May 31, 2007 the Company had $3,964,650 in short term investments compared to $1,985,940 at May 31, 2006. The increase in cash and cash equivalents and the decrease in short-term investments are due to the maturity dates of the investments, which impacts the classification of the investments as compared to the prior year. Short-term investments consisted of highly liquid A1-P1 rated commercial paper securities and certificates of deposit maturing through October 2008.

Cash provided by operating activities was $890,000 in Fiscal 2008 as compared to $2.1 million in Fiscal 2007. The decrease was primarily due to decreases in net income, offset by increases in account receivable, inventories, accounts payable and deferred taxes.

At May 31, 2008, we had accounts receivable of $1.6 million as compared to $1.5 million at May 31, 2007. The slight increase in accounts receivable is due to higher sales in the fourth quarter of 2008 as compared to the fourth quarter in the prior year. At May 31, 2008, inventories increased $220,000 to $3.9 million in 2008 as compared to $3.7 million in 2007. The increase in inventories is primarily due to additional raw materials purchased to support the new products to be built using the Xtero technology acquired and increases in safety stock on certain parts. At May 31, 2008, accounts payable increased $193,000 to $528,000 as compared to $336,000 at May 31, 2007. The increase is primarily due to the increase in inventories and the timing of payments as compared to the prior year.

During the year ended May 31, 2008, net cash provided by investing activities was $595,000, which consisted of net maturities of short-term investments of $1.5 million offset by additions to property and equipment of $396,000 and advances and payments on asset acquisition of $484,000. Net cash provided by financing activities amounted to $23,000 which consisted of common stock issued on exercised stock options and the tax benefit associated with stock-based compensation.

The following summarizes contractual obligations at May 31, 2008 and the effect on future liquidity and cash flows:

	Long term obligations	Operating leases	Total contractual obligations
Years ending May 31,
2009	$—	$38,000	$38,000
2010	—	5,000	5,000
Thereafter	—	—	—

Total	$—	$43,000	$43,000

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate, 5.0% as of May 31, 2008, and the agreement expires on March 1, 2009. There were no outstanding balances on the line of credit at May 31, 2008 and 2007.

We believe that our existing cash and investments combined with the cash we anticipate to generate from operating activities, and our available line of credit and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2008. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company's interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of May 31, 2008. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company's results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company's business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For Fiscal 2008, 2007 and 2006, results of operations included gains (losses) on foreign currency translation of $25,000, $21,000 and $(10,000), respectively. The foreign exchange gains or losses in Fiscal 2008, 2007 and 2006 are primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8.	Financial Statements and Supplementary Data

Schmitt Industries, Inc.

Consolidated Balance Sheets

	May 31, 2008	May 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$3,020,131	$1,513,061
Short-term investments	2,499,863	3,964,650
Accounts receivable, net	1,590,975	1,454,179
Inventories	3,910,431	3,690,363
Prepaid expenses	100,614	71,331
Deferred tax asset	158,810	144,957

	11,280,824	10,838,541

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,548,104	1,336,181
Furniture, fixtures and equipment	918,232	826,380
Vehicles	95,848	97,955

	2,861,184	2,559,516
Less accumulated depreciation and amortization	(1,409,405)	(1,333,738)

	1,451,779	1,225,778

Other assets
Long-term deferred tax asset	194,443	32,780
Other assets	2,800,437	373,797

	2,994,880	406,577

TOTAL ASSETS	$15,727,483	$12,470,896

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$528,485	$335,820
Accrued commissions	233,943	225,782
Accrued payroll liabilities	78,707	83,365
Other accrued liabilities	254,742	319,289
Income taxes payable	304,201	142,108

Total current liabilities	1,400,078	1,106,364

Long-term liabilities	570,942	—
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,870,160 and 2,644,419 shares issued and outstanding at May 31, 2008 and May 31, 2007, respectively	9,370,352	8,114,251
Accumulated other comprehensive loss	(123,788)	(122,050)
Retained earnings	4,509,899	3,372,331

Total stockholders’ equity	13,756,463	11,364,532

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,727,483	$12,470,896

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

Consolidated Statements of Operations

	Year Ended May 31,
	2008	2007	2006
Net sales	$11,421,257	$11,882,076	$11,503,360
Cost of sales	5,305,144	5,254,205	5,029,714

Gross profit	6,116,113	6,627,871	6,473,646

Operating expenses:
General, administration and sales	4,628,003	4,770,996	4,658,235
Research and development	628,150	88,425	81,815

Total operating expenses	5,256,153	4,859,421	4,740,050

Operating income	859,960	1,768,450	1,733,596
Other income	251,282	226,375	50,076

Income before income taxes	1,111,242	1,994,825	1,783,672
Provision for income taxes	8,138	710,000	433,543

Net income	$1,103,104	$1,284,825	$1,350,129

Net income per common share, basic	$0.40	$0.49	$0.52

Weighted average number of common shares, basic	2,725,086	2,649,284	2,606,039

Net income per common share, diluted	$0.39	$0.47	$0.49

Weighted average number of common shares, diluted	2,834,158	2,763,061	2,746,402

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2008	2007	2006
Cash flows relating to operating activities
Net income	$1,103,104	$1,284,825	$1,350,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,984	205,911	210,606
Loss on disposal of property and equipment	703	5,235	—
Deferred taxes	(405,895)	490,723	(28,460)
Stock based compensation	52,957	46,423	—
Tax benefit related to stock options	10,175	36,124	335,238
Excess tax benefit from stock based compensation	(10,202)	(56,843)	—
(Increase) decrease in:
Accounts receivable	(127,611)	549,186	126,053
Inventories	(220,068)	(441,984)	291,723
Prepaid expenses	(29,354)	6,489	26,666
Increase (decrease) in:
Accounts payable	184,331	(73,013)	(93,716)
Accrued liabilities	(62,357)	(4,200)	106,607
Income taxes payable	155,598	81,871	34,090

Net cash provided by operating activities	890,365	2,130,747	2,358,936

Cash flows relating to investing activities
Purchase of short-term investments	(10,059,693)	(11,478,710)	(1,985,940)
Maturities of short-term investments	11,524,479	9,500,000	—
Purchase of property and equipment	(386,016)	(197,235)	(116,868)
Advances and payments on asset acquisition	(484,158)
Proceeds from sale of property and equipment	100	5,000	—
Advance on convertible promissory note	—	(200,000)	—

Net cash provided by (used in) investing activities	594,712	(2,370,945)	(2,102,808)

Cash flows relating to financing activities
Repayments on long-term obligations	—	(21,612)	(31,258)
Common stock issued on exercise of stock options	13,104	84,728	115,640
Excess tax benefit from stock based compensation	10,202	56,843	—

Net cash provided by financing activities	23,306	119,959	84,382

Effect of foreign exchange translation on cash	(1,313)	81,228	34,603

Increase (decrease) in cash and cash equivalents	1,507,070	(39,011)	375,113
Cash and cash equivalents, beginning of period	1,513,061	1,552,072	1,176,959

Cash and cash equivalents, end of period	$3,020,131	$1,513,061	$1,552,072

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$247,842	$143,734	$139,065

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income
Balance, May 31, 2005	2,559,687	$7,496,098	$(254,654)	$737,377	$7,978,821
Stock options exercised and related tax benefit of $335,238	65,358	450,878	—	—	450,878
Net income	—	—	—	1,350,129	1,350,129	$1,350,129
Other comprehensive income	—	—	34,603	—	34,603	34,603

Balance, May 31, 2006	2,625,045	$7,946,976	$(220,051)	$2,087,506	$9,814,431
Comprehensive income, year ended May 31, 2006						$1,384,732

Stock options exercised and related tax benefit of $36,124	39,374	120,852	—	—	120,852
Stock based compensation		46,423	—	—	46,423
Net income	—	—	—	1,284,825	1,284,825	$1,284,825
Other comprehensive income	—	—	98,001	—	98,001	98,001

Balance, May 31, 2007	2,664,419	$8,114,251	$(122,050)	$3,372,331	$11,364,532
Comprehensive income, year ended May 31, 2007						$1,382,826

Adoption of FIN 48				34,464	34,464
Stock options exercised and related tax benefit of $10,175	5,764	23,279	—	—	23,279
Stock based compensation		52,957	—	—	52,957
Common stock issued in connection with asset acquisition	199,977	1,179,865			1,179,865
Net income	—	—	—	1,103,104	1,103,104	$1,103,104
Other comprehensive income	—	—	(1,738)	—	(1,738)	(1,738)

Balance, May 31, 2008	2,870,160	$9,370,352	$(123,788)	$4,509,899	$13,756,463

Comprehensive income, year ended May 31, 2008						$1,101,366

The accompanying notes are an integral part of these consolidated statements

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements

For The Years Ended May 31, 2008, 2007 and 2006

NOTE 1

SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Schmitt Industries, Inc. (the Company) designs, assembles, markets and distributes electronic and mechanical components for machine tool products and laser measurement systems worldwide.

Principles of Consolidation

These consolidated financial statements include those of the Company and its wholly owned subsidiaries: Schmitt Measurement Systems, Inc. (SMS) and Schmitt Europe, Ltd. (SEL). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Revenue Recognition

The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition,” issued by the Securities and Exchange Commission in December 2003. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonable assured.

Cash Equivalents

The Company generally invests excess cash in money market funds and investment grade highly liquid securities. The Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents.

Short-Term Investments

At May 31, 2008, short-term investments are classified as available-for-sale. The carrying amount of short-term investments is stated at cost, which approximates fair market value because of their short maturities. There were no related unrealized holding gains or losses at May 31, 2008.

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, included but not limited to payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company's domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $26,584 and $20,818 as of May 31, 2008 and 2007, respectively.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

Inventory

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. As of May 31, 2008 and 2007, inventories consisted of:

	May 31, 2008	May 31, 2007
Raw materials	$1,784,580	$1,638,256
Work-in-process	722,223	530,415
Finished goods	1,403,628	1,521,692

	$3,910,431	$3,690,363

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

Advertising

Advertising costs included in general, administrative and selling, are expensed when the advertising first takes place. Advertising expense was $107,539, $112,562 and $82,322 for the fiscal years ended May 31, 2008, 2007 and 2006, respectively.

Research and Development Costs

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred.

Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan. On June 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment (Revised 2004)”, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), for periods beginning in Fiscal 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to application of SFAS 123(R). The Company has applied the provisions of SAB 107 in our adoption of SFAS 123(R).

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

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

Deferred Taxes

The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has historically had a valuation allowance against certain foreign net operating losses as well as domestic capital losses. In Fiscal 2006, management concluded future operations would produce sufficient earnings so that a portion of the asset attributable to foreign net operating losses could be used in future periods to reduce tax liabilities. In Fiscal 2007, based on current earnings, the remaining valuation allowance related to foreign net operating losses was released. Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax asset can be fully utilized.

Intangible and Other Long Term Assets

Other long term assets include definite-lived intangible assets and a convertible promissory note. Amortizable intangible assets, purchased technology and patents, are amortized over their estimated useful lives ranging from eleven to seventeen years. As of May 31, 2008, amortizable intangible assets of $3,128,127 net of accumulated amortization of $327,690 were included in Other Assets. Amortization expense is expected to be approximately $215,000 in Fiscal 2009 through 2012 and $181,000 in Fiscal 2013.

During Fiscal 2007, the Company entered into a convertible promissory note agreement with Xtero Datacom, Inc. (Xtero) of Vancouver, British Columbia pursuant to which the Company will loan up to $250,000 USD to Xtero to fund product development and testing of Xtero satellite measurement technologies. During Fiscal 2008, the maximum amount of the loan was increased to $500,000. The advances under the loan agreement are based on established milestones being achieved by Xtero in the beta field testing of their technology. The loan is convertible into equity of Xtero at the sole option of Schmitt Industries, Inc. As of May 31, 2007, the Company had advanced $200,000 to Xtero. In the third quarter of Fiscal 2008, the Company forgave the outstanding loan payable of $500,000 when the acquisition was completed. This amount was considered as additional consideration. See Note 11 to the Consolidated Financial Statements for more information.

Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances that would indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate,

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

based on management's best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2008, management does not believe impairment, as defined above, exists.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk are trade accounts receivable. Credit terms generally include a discount of 1.5% if the invoice is paid within ten days, with the net amount payable in 30 days.

Financial Instruments

The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, short term investments, accounts receivable and accounts payable) also approximate fair value because of their short-term maturities.

Shipping and Handling Charges

The Company incurs costs related to shipping and handling of its manufactured products. These costs are expensed as incurred as a component of cost of sales. Shipping and handling charges related to the receipt of raw materials are also incurred, which are recorded as a cost of the related inventory.

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

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning June 1, 2008. The Company’s adoption of SFAS 157 is not expected to impact its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for the fiscal year beginning June 1, 2008. The Company’s adoption of SFAS 159 is not expected to impact its consolidated financial statements.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS is to be applied prospectively to business combinations for which the acquisition date is after May 31, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs after that date.

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 amounts to conform to 2008 presentations. These reclassifications do not have any impact on net income or shareholders’ equity.

NOTE 2

LINE OF CREDIT

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate, 5.0% as of May 31, 2008, and the agreement expires on March 1, 2009. There were no outstanding balances on the line of credit at May 31, 2008 and 2007.

NOTE 3

LONG-TERM OBLIGATIONS

As of May 31, 2008, there were no outstanding obligations under capital leases or purchase contracts. During Fiscal 2004, the Company entered into an equipment lease, which was treated as a capital lease, and a purchase contract totaling $78,477. One lease expired in Fiscal 2006 and the second expired in Fiscal 2007. Equipment recorded under the capital lease was $48,477, which was fully depreciated as of May 31, 2008.

The Company leases certain facilities and equipment to support operations under non-cancelable operating leases and other contractual obligations. Total rent expense for the years ended May 31, 2008, 2007 and 2006 amounted to $32,370, $64,824 and $41,806, respectively.

The approximate future minimum commitments under leases and contractual obligations for each of the years ending May 31 are as follows:

Years ending May 31,
2009	$38,000
2010	$5,000
Thereafter	$—

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

NOTE 4

INCOME TAXES

The provision for income taxes is as follows:

	Years ended May 31,
	2008	2007	2006
Current	$590,761	$226,000	$109,100
Deferred	(507,623)	501,936	604,666
Decrease in valuation allowance	(75,000)	(17,936)	(280,223)

Total provision for income taxes	$8,138	$710,000	$433,543

Deferred tax assets (liabilities) are comprised of the following components:

	2008	2007
Depreciation and amortization	$(253,248)	$89,789
Deferred taxes related to the decline in fair market value of long-term investment	694,696	694,696
Inventory related items	544,047	86,908
Other reserves and liabilities	49,934	58,050
Other deferred items, net	12,520	17,990

Gross deferred tax assets	1,047,949	947,433
Deferred tax asset valuation allowance	(694,696)	(769,696)

Net deferred tax asset	$353,253	$177,737

The net deferred tax asset is classified as follows:

	2008	2007
Current deferred tax asset	$158,810	$144,957
Long-term deferred tax asset	194,443	32,780

Net deferred tax asset	$353,253	$177,737

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax bases of assets and liabilities.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax income due to the following:

	Years ended May 31,
	2008	2007	2006
Statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.4	4.4	4.4
Change in deferred tax valuation allowance	—	—	(15.7)
Domestic production incentives	(1.0)	(0.3)	—
Export tax incentives	(8.2)	—	—
Effect of foreign income tax rates	(12.0)	—	—
Foreign jurisdiction statutory gain exclusion	(25.0)
Effect of tax rate changes	5.6
Permanent and other differences	2.9	(2.5)	1.6

Effective tax rate	0.7%	35.6%	24.3%

Adoption of FIN 48

Each year the Company files income tax returns in the various federal, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. In 2006, the FASB issued FIN 48, which clarifies the application of SFAS 109 by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

On June 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a $34,464 decrease in the Company’s liability for unrecognized tax benefits, which was accounted for as an increase to the June 1, 2007 retained earnings balance. At June 1, 2007 the gross amount of unrecognized tax benefits was approximately $490,000, which includes approximately $150,000 of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

Balance at June 1, 2007	$489,599
Decrease for tax positions taken in prior years (payment of tax)	(38,766)

Balance at May 31, 2008	$450,833

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The Company’s accrual for interest and penalties was $96,500 upon adoption of FIN 48. The liability for payment of interest and penalties increased to $120,000 as of May 31, 2008.

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

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

NOTE 5

COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (TMA), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the years ended May 31, 2008, 2007 and 2006 amounted to $47,344, $89,350 and $87,567, respectively.

NOTE 6

SEGMENT INFORMATION

The Company has two reportable business segments: the design and assembly of dynamic balancing systems and components for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

	Year Ended May 31,
	2008		2007		2006
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$9,192,824	$3,039,809	$8,587,432	$4,077,510	$8,429,409	$3,765,191
Intercompany sales	(778,704)	(32,672)	(663,805)	(119,061)	(610,740)	(80,500)

Net sales	$8,414,120	$3,007,137	$7,923,627	$3,958,449	$7,818,669	$3,684,691

Operating income	$1,053,310	$(193,350)	$697,330	$1,071,120	$674,446	$1,059,150

Intercompany rent expense (income)	$—	$—	$(30,000)	$30,000	$(30,000)	$30,000

Depreciation expense	$122,353	$36,968	$143,569	$27,734	$139,905	$36,097

Amortization expense	$—	$79,663	$—	$34,608	$—	$34,604

Advances on convertible note	$—	$—	$200,000	$—	$—	$—

Capital expenditures	$119,927	$265,989	$171,207	$26,028	$54,903	$61,965

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

Geographic Information

	Year Ended May 31,
	2008	2007	2006
North America	$6,305,626	$6,055,129	$5,878,538
Europe	1,842,008	2,098,677	1,764,347
Asia	2,811,167	2,702,531	2,919,556
Other markets	462,456	1,025,739	940,919

Total Net Sales	$11,421,257	$11,882,076	$11,503,360

	Year Ended May 31,
	2008		2007		2006
	North America	Europe	North America	Europe	North America	Europe
Operating income (loss)	$495,483	$364,477	$1,475,710	$292,740	$1,730,712	$2,884

Depreciation expense	$152,916	$6,405	$159,953	$11,350	$164,394	$11,608

Amortization expense	$79,663	$—	$34,608	$—	$34,604	$—

Advances on convertible note	$—	$—	$200,000	$—	$—	$—

Capital expenditures	$385,916	$—	$196,787	$448	$112,101	$4,767

Segment and Geographic Assets

	May 31, 2008	May 31, 2007
Segment assets to total assets
Balancer	$4,613,456	$5,022,717
Measurement	5,140,166	1,792,731
Corporate assets	5,973,861	5,655,448

Total assets	$15,727,483	$12,470,896

Geographic assets to long-lived assets
North America	$1,451,622	$1,218,520
Europe	157	7,258

Total assets	$1,451,779	$1,225,778

Geographic assets to total assets
North America	$15,224,281	$11,812,573
Europe	503,202	658,323

Total assets	$15,727,483	$12,470,896

Note—Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

NOTE 7

STOCK OPTIONS AND STOCK BASED COMPENSATION

The Board of Directors adopted the 2004 Stock Option Plan (2004 Plan) in August 2004 and the 1995 Stock Option Plan (1995 Plan) in December 1995, which plan was amended in August 1996 and restated in August 1998. An option granted under the 2004 Plan and/or 1995 Plan (the Plans) might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO). ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan. Options not meeting these limitations will be treated as NSOs. The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value. Vesting is at the discretion of the compensation committee of the Board of Directors, but is either 50% at grant date and 16.7% on each anniversary thereafter or 50% at grant date and 25% on each anniversary thereafter. The Company initially reserved 400,000 shares for issuance under the 1995 Plan and 300,000 shares for issuance under the 2004 Plan. The 1995 Plan expired in December 2005 and no additional options may be issued under the 1995 Plan, although expiration of the 1995 Plan did not affect the rights of persons who received stock grants under the 1995 Plan. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the years ended May 31, 2008 and 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, May 31, 2006. For those awards granted subsequent to June 1, 2006, compensation expense has been recognized in accordance with FAS123R. All outstanding options will expire no later than 2015.

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

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

The Company has computed, to determine stock-based compensation expense recognized for the years ended May 31, 2008 and 2007 and for pro forma disclosure purposes for the year ended May 31, 2006 and for grants awarded subsequent to June 1, 2006, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123(R) using the following assumptions:

	Year ended May 31, 2008	Prior to May 31, 2006
Risk-free interest rate	3.6%	3.8 - 4.45%
Expected life	4.8 years	4.0 - 4.7 years
Expected volatility	56.7%	95 - 102%

Stock-Based Compensation Under FAS 123(R)

The total stock-based compensation expense recognized for stock based under SFAS 123(R) was $52,957 and $46,423 during Fiscal 2008 and 2007, respectively. All stock-based compensation expense has been recorded as General, administration and sales expense in the Consolidated Financial Statements.

At May 31, 2008 the Company had a total of 188,484 outstanding stock options (169,734 vested and exercisable and 18,750 non-vested) with a weighted average exercise price of $2.89. The Company estimates that a total of approximately $56,412 will be recorded as additional stock-based compensation expense over the period beginning with the year ending May 31, 2009 through the fiscal year ending May 31, 2010, for all options which are outstanding as of May 31, 2008, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	3.8	76,110	$1.20
62,499	2.30	6.0	62,499	2.30
5,000	5.80	7.4	5,000	5.80
44,875	6.25	5.6	26,125	6.44

188,484	$2.89	5.0	169,734	$2.55

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

Options granted, exercised, canceled and expired under the Company’s stock option plan during the years ended May 31, 2008, 2007 and 2006 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding—May 31, 2005	250,790	$1.79
Options granted	34,000	6.47
Options exercised	(63,294)	1.83
Options forfeited/cancelled	(5,000)	2.30

Options outstanding—May 31, 2006	216,496	2.52
Options granted	—	—
Options exercised	(39,374)	2.15
Options forfeited/cancelled	(1,251)	6.58

Options outstanding—May 31, 2007	175,871	2.57
Options granted	25,000	5.98
Options exercised	(5,764)	2.27
Options forfeited/cancelled	(6,623)	6.58

Options outstanding—May 31, 2008	188,484	2.89

The total intrinsic value of outstanding and exercisable options at May 31, 2008 was $544,357 and $432,232, respectively. The total intrinsic value of options exercised during the years ended May 31, 2008, 2007 and 2006 was $34,242, $198,207 and $402,122, respectively.

Pro Forma Information under SFAS 123 and APB 25

Prior to June 1, 2006, the Company elected to follow the accounting provisions of APB 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” No stock-based employee compensation cost was reflected in net income because all options granted under the Company’s stock option plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

The following table illustrates the effect on the Company’s net income and basic and diluted net income per share for the year ended May 31, 2006 had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123.

Year Ended May 31, 2006

Net income, as reported	$1,350,129
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(120,411)

Pro forma net income	$1,229,718

Earnings per share—basic
As reported	$0.52
Pro forma	$0.47
Earnings per share—diluted
As reported	$0.49
Pro forma	$0.45

NOTE 8

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended May 31, 2008:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2008
Basic earnings per share Income available to common stockholders	$1,103,104	2,725,086	$0.40
Effect of dilutive securities stock options	—	109,072

Diluted earnings per share Income available to common stockholders	$1,103,104	2,834,158	$0.39

Year ended May 31, 2007
Basic earnings per share Income available to common stockholders	$1,284,825	2,649,284	$0.49
Effect of dilutive securities stock options	—	113,777

Diluted earnings per share Income available to common stockholders	$1,284,825	2,763,061	$0.47

Year ended May 31, 2006
Basic earnings per share Income available to common stockholders	$1,350,129	2,606,039	$0.52
Effect of dilutive securities stock options	—	140,363

Diluted earnings per share Income available to common stockholders	$1,350,129	2,746,402	$0.49

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

NOTE 9

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may further make either a profit sharing contribution or a discretionary contribution. As of June 1, 2005 the Company resumed matching contributions in conjunction with employee contributions to the plan and made contributions totaling $49,252, $68,662 and $45,041 during Fiscal 2008, 2007 and 2006, respectively.

NOTE 10

RELATED PARTY TRANSACTIONS

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004. PulverDryer also buys certain products from the Company at normal prevailing rates. The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000. Product sales to PulverDryer during the fiscal years ended May 31, 2008, 2007 and 2006 totaled $16,468, $35,300 and $152,305, respectively.

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

NOTE 11

ACQUISITION

On February 20, 2008, the Company, through its newly formed wholly owned subsidiary, Schmitt Industries (Canada) Limited, a British Columbia corporation (SICL), acquired all of the issued and outstanding common shares of Xtero Datacom Inc., a British Columbia corporation. As consideration for the Xtero shares, the Company issued 199,977 shares of Company common stock to the Xtero shareholders. In addition, Xtero shareholders will be eligible to receive shares of SICL stock that are exchangeable for shares of Schmitt common stock on a one-for-one basis based on 50% of the after-tax earnings derived from Xtero products during a five-year earn-out program ending on May 31, 2013. The issuance of the 199,977 shares was not registered, and was made with reliance upon Section 3(a) (10) of the Securities Act of 1933 (the Act), which exempts judicially approved share exchanges from the Act’s registration requirements. On January 29, 2008, the Supreme Court of British Columbia granted a final order approving the transaction. Based upon the closing price of the Company’s common stock of $5.90 on February 20, 2008 as reported on the NASDAQ Capital Market, the aggregate value of the Company’s 199,977 shares issued to the Xtero shareholders was approximately $1,179,865. The aggregate purchase price for the acquisition was $1,797,367 which includes the value of shares issued, advances of $500,000 to Xtero prior to February 20, 2008 on a convertible promissory note and other transaction costs.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets and liabilities assumed:
Receivables	$182,000
Accounts payable and other current liabilities	(248,657)
Deferred tax liabilities	(842,280)
Intangible assets
Purchased technology	2,706,304

$1,797,367

The allocation process requires an analysis and valuation of acquired assets, including deferred tax assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies. During the fourth quarter of Fiscal 2008, total purchase accounting adjustments recorded were approximately $842,000 arising from deferred tax liabilities with certain assets acquired. In addition during the fourth quarter of Fiscal 2008, the Canadian subsidiary sold the technology acquired to a US subsidiary resulting in net tax benefits related to a gain exclusion provision in Canada of $211,000, which reduced the Company’s effective tax rate. The values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of May 31, 2008, and may be adjusted as further information becomes available. Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, unidentified claims from suppliers or other contingent obligations, the amounts required to settle them, and the value of deferred tax assets and liabilities. Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the allocation period may result in adjustments to intangible assets.

Purchased technology relates to Xtero’s remote satellite sensing of large chemical storage tanks that have reached technological feasibility. The fair value of the purchased technology is being amortized over the expected remaining useful life of 15 years.

NOTE 12

QUARTERLY FINANCIAL DATA

In thousands, except per share information (unaudited)

2008 Quarter Ended

	August 31	November 30	February 29	May 31
Sales	$2,339	$3,111	$2,811	$3,160
Gross profit	$1,235	$1,689	$1,451	$1,740
Net income	$184	$265	$228	$426
Net income per share, basic	$.07	$.10	$.09	$.15
Net income per share, diluted	$.07	$.10	$.08	$.14
Market Price of Common Stock
High	$11.69	$7.80	$7.01	$6.38
Low	$7.50	$6.01	$5.52	$5.30

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2008, 2007 and 2006

2007 Quarter Ended

	August 31	November 30		February 28	May 31
Sales	$3,073	$2,930		$2,971	$2,909
Gross profit	$1,598	$1,642		$1,250	$1,667
Net income	$271	$271	(1)	$388	$355
Net income per share, basic	$.10	$.10	(1)	$.15	$.13
Net income per share, diluted	$.10	$.10	(1)	$.14	$.13
Market Price of Common Stock
High	$7.99	$7.86		$7.98	$8.20
Low	$6.58	$6.27		$7.04	$7.20

(1)	As reported in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended February 28, 2007, net income as previously reported in the Quarterly Report on Form 10-Q for the three and six months ended November 30, 2006 was restated as the provision for income taxes did not consider certain income taxes on a portion of net income from the Company’s wholly owned subsidiary located in the United Kingdom.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schmitt Industries, Inc. as of May 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (Revised 2004), effective June 1, 2006.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as a result of adopting Statement of Financial Accounting Standards No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective June 1, 2007.

/s/ GRANT THORNTON LLP

Portland, Oregon

August 14, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and the material weakness described below, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2008 as a result of material weakness in internal controls as described below. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined the controls around the review of significant non-routine transactions did not operate effectively, resulting in audit adjustments to the Fiscal 2008 consolidated financial statements. These deficiencies, if left unremediated, could result in the failure to prevent or detect a material misstatement in the Company’s consolidated financial statements.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting ( as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included in the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2008 and 2007

Consolidated Statements of Operations for the years ended May 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended May 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended May 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements for the years ended May 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules: All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)	Exhibits: Reference is made to the list on page 48 of the Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:	/s/ WAYNE A. CASE
Wayne A. Case
Chairman of the Board, President and Chief Executive Officer

Date: August 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 13, 2008.

Signature	Title

/s/ WAYNE A. CASE Wayne A. Case	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ JEFFREY T SIEGAL Jeffrey T Siegal	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ MAYNARD BROWN Maynard Brown	Director

/s/ TIMOTHY D.J. HENNESSY Timothy D.J. Hennessy	Director

/s/ DAVID M. HUDSON David M. Hudson	Director

/s/ MICHAEL J. ELLSWORTH Michael J. Ellsworth	Director

INDEX TO EXHIBITS

Exhibits	Description
Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed herewith.

*2.1

Arrangement Agreement by and among Schmitt Industries, Inc., Schmitt Industries (Canada) Limited, and Xtero Datacom Inc. dated December 14, 2007.

[Form 10-Q for the fiscal quarter ended February 29, 2008, Exhibit 2.1]

*2.2

Amending Agreement to Arrangement Agreement by and among Schmitt Industries, Inc., Schmitt Industries (Canada) Limited, and Xtero Datacom Inc. dated February 7, 2008.

[Form 10-Q for the fiscal quarter ended February 29, 2008, Exhibit 2.2]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the Company). [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(i)]

*3.2	Second Restated Bylaws of the Company. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1†	Schmitt Industries, Inc. Amended & Restated Stock Option Plan (the 1995 Plan). [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 10.1]

*10.2†	Employment Agreement of Wayne A. Case dated January 1, 2004. [Form 10-Q for the fiscal quarter ended February 29, 2004, Exhibit 10.1]

*10.3†	Schmitt Industries, Inc. 2004 Stock Option Plan. [Appendix B to Schedule 14A filed on August 23, 2004]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2008.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.