Form 10-Q
period 2008-08-31
SCHMITT INDUSTRIES INC
filed 2008-10-08
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2008

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of September 30, 2008

Common stock, no par value	2,870,160

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2008	May 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$3,126,641	$3,020,131
Short-term investments	2,508,657	2,499,863
Accounts receivable, net of allowance of $26,018 and $26,584 at August 31, 2008 and May 31, 2008, respectively	1,316,212	1,590,975
Inventories	3,985,757	3,910,431
Prepaid expenses	67,011	100,614
Deferred tax asset	158,810	158,810

	11,163,088	11,280,824

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,562,136	1,548,104
Furniture, fixtures and equipment	963,486	918,232
Vehicles	90,452	95,848

	2,915,074	2,861,184
Less accumulated depreciation and amortization	(1,415,799)	(1,409,405)

	1,499,275	1,451,779

Other assets
Long-term deferred tax asset	194,443	194,443
Intangible assets	2,746,692	2,800,437

	2,941,135	2,994,880

TOTAL ASSETS	$15,603,498	$15,727,483

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$536,515	$528,485
Accrued commissions	178,240	233,943
Accrued payroll liabilities	61,161	78,707
Other accrued liabilities	145,515	254,742
Income taxes payable	309,319	304,201

Total current liabilities	1,230,750	1,400,078

Long term liabilities	570,942	570,942
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,870,160 shares issued and outstanding at both August 31, 2008 and May 31, 2008	9,450,047	9,370,352
Accumulated other comprehensive loss	(191,687)	(123,788)
Retained earnings	4,543,446	4,509,899

Total stockholders’ equity	13,801,806	13,756,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,603,498	$15,727,483

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007

(UNAUDITED)

	Three Months Ended August 31,
	2008	2007
Net sales	$3,193,385	$2,339,005
Cost of sales	1,536,005	1,103,640

Gross profit	1,657,380	1,235,365

Operating expenses:
General, administration and sales	1,322,918	976,836
Research and development	247,219	45,392

Total operating expenses	1,570,137	1,022,228

Operating income	87,243	213,137
Other income	20,231	72,778

Income before income taxes	107,474	285,915
Provision for income taxes	73,927	101,500

Net income	$33,547	$184,415

Net income per common share:
Basic	$0.01	$0.07

Weighted average number of common shares, basic	2,870,160	2,667,885
Diluted	$0.01	$0.07

Weighted average number of common shares, diluted	2,966,182	2,789,012

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2008 AND 2007

(UNAUDITED)

	Three Months Ended August 31,
	2008	2007
Cash flows relating to operating activities
Net income	$33,547	$184,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,922	45,246
Loss on disposal of property and equipment	—	803
Deferred taxes	—	(6,000)
Stock based compensation	79,695	7,652
Tax benefit related to stock options	—	8,186
Excess tax benefit from stock based compensation	—	(8,207)
(Increase) decrease in:
Accounts receivable	250,213	479,358
Inventories	(85,323)	(54,345)
Prepaid expenses	32,846	8,559
Income taxes receivable	—	(75,824)
Increase (decrease) in:
Accounts payable	13,821	69,807
Accrued liabilities and customer deposits	(179,803)	(120,413)
Income taxes payable	5,118	(22,562)

Net cash provided by operating activities	249,036	516,675

Cash flows relating to investing activities
Purchase of short-term investments	(1,008,794)	(3,489,180)
Maturities of short-term investments	1,000,000	3,000,000
Purchase of property and equipment	(92,674)	(10,865)

Net cash used in investing activities	(101,468)	(500,045)

Cash flows relating to financing activities
Common stock issued on exercise of stock options	—	10,229
Excess tax benefit from stock based compensation	—	8,207

Net cash provided by financing activities	—	18,436

Effect of foreign exchange translation on cash	(41,058)	(12,436)

Increase in cash and cash equivalents	106,510	22,630
Cash and cash equivalents, beginning of period	3,020,131	1,513,061

Cash and cash equivalents, end of period	$3,126,641	$1,535,691

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$68,809	$197,700

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED AUGUST 31, 2008

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income
Balance, May 31, 2008	2,870,160	$9,370,352	$(123,788)	$4,509,899	$13,756,463
Stock based compensation		79,695	—	—	79,695
Net income	—	—	—	33,547	33,547	$33,547
Other comprehensive loss	—	—	(67,899)	—	(67,899)	(67,899)

Balance, August 31, 2008	2,870,160	$9,450,047	$(191,687)	$4,543,446	$13,801,806

Comprehensive loss, three months ended August 31, 2008						$(34,352)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2008 and its results of operations and its cash flows for the three months ended August 31, 2008 and 2007. The consolidated balance sheet at May 31, 2008 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2008. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2009. Certain amounts in prior periods’ financial statements have been reclassified to conform to the current periods’ presentation. These reclassifications did not affect consolidated net income.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed and determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfilment of all significant obligations, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition,” issued by the Securities and Exchange Commission in December 2003. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonable.

Recent Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning June 1, 2008. The Company’s adoption of SFAS 157 did not impact its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for the fiscal year beginning June 1, 2008. The Company’s adoption of SFAS 159 did not impact its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)) which replaces SFAS No 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is after May 31, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs after that date.

Note 2:

LINE OF CREDIT

The Company has a $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles that expires on March 1, 2009. Interest is payable at the bank’s prime rate, 5.0% as of August 31, 2008. There were no outstanding balances on the line of credit at August 31, 2008 and May 31, 2008.

Note 3:

STOCK OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Compensation cost for all stock-based awards is recognized using the straight-line method. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the three months ended August 31, 2008 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, May 31, 2006. For those awards granted subsequent to June 1, 2006, compensation has been recognized in accordance with FAS123R. The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

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

The Company has computed, to determine stock-based compensation expense recognized for the three months ended August 31, 2008 and 2007, the value of all stock options granted using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended August 31,
	2008	2007
Risk-free interest rate	4.0%	3.6%
Expected life	4.8 years	4.8 years
Expected volatility	54.4%	56.7%

At August 31, 2008, the Company had a total of 219,734 outstanding stock options (163,484 vested and exercisable and 56,250 non-vested) with a weighted average exercise price of $3.34. The Company estimates that a total of approximately $102,418 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2009 for all options which are outstanding as of August 31, 2008, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	3.5	76,110	$1.20
62,499	2.30	5.8	62,499	2.30
5,000	5.80	7.2	5,000	5.80
76,125	6.16	9.6	19,875	6.18

219,734	$3.34	6.4	163,484	$2.37

Options granted, exercised, canceled and expired under the Company’s stock option plan during the three months ended August 31, 2008 are summarized as follows:

	Three Months Ended August 31, 2008
	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	188,484	$2.89
Options granted	50,000	6.25
Options exercised	—
Options forfeited/cancelled	(18,750)	6.58

Options outstanding - August 31, 2008	219,734	$3.34

Note 4:

EPS RECONCILIATION

	Three Months Ended August 31,
	2008	2007
Weighted average shares (basic)	2,870,160	2,667,885
Effect of dilutive stock options	96,022	121,127

Weighted average shares (diluted)	2,966,182	2,789,012

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

Adoption of FIN 48

Each year the Company files income tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. In 2006, the FASB issued FIN 48, which clarifies the application of SFAS 109 by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

On June 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a $34,464 decrease in the Company’s liability for unrecognized tax benefits, which was accounted for as an increase to the June 1, 2007 retained earnings balance. At June 1, 2007 the gross amount of unrecognized tax benefits was approximately $586,000, which includes approximately $150,000 of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate. Other long-term liabilities related to tax contingencies were $450,833 as of August 31, 2008.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The Company’s accrual for interest and penalties was $96,500 upon adoption of FIN 48. The liability for payment of interest and penalties was $120,000 included in long term liabilities as of May 31, 2008. The liability for payment of interest and penalties did not significantly change during the three months ended August 31, 2008.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2004 and subsequent years are subject to examination. In the United Kingdom, tax years for Fiscal 2006 and subsequent years are subject to examination. In the United States, returns related to an acquired subsidiary for the year ended October 31, 1994 and final return for the period ended May 19, 1995 are also subject to examination.

Effective Tax Rate

Our effective tax rate on consolidated net income was 68.5% for the three months ended August 31, 2008. Our effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to certain expenses not being deductible for income tax reporting offset by the domestic manufacturing deduction. One of the items not deductible for income tax reporting is stock based compensation which is higher in the first quarter than we expect in the next three quarters. This results in a higher tax rate in the first quarter than we expect for Fiscal 2009. Management believes the effective tax rate for Fiscal 2009 will be approximately 50.0% for the items noted above.

Note 6:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: the design and assembly of dynamic balancing systems for the machine tool industry (Balancer), and the design and assembly of laser-based measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended August 31,
	2008		2007
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,495,021	$904,195	$1,974,630	$512,330
Intercompany sales	(193,099)	(12,732)	(144,437)	(3,518)

Net sales	$2,301,922	$891,463	$1,830,193	$508,812

Operating income	$180,953	$(93,710)	$273,584	$(60,447)

Depreciation expense	$33,045	$12,132	$29,827	$6,780

Amortization expense	$—	$53,745	$—	$8,639

Capital expenditures	$78,254	$14,420	$3,467	$7,398

Geographic Information-Net Sales by Geographic Area

	Three Months Ended August 31,
	2008	2007
Geographic Sales
North American	$1,666,858	$1,287,471
European	485,529	366,171
Asia	939,915	624,544
Other markets	101,083	60,819

Total Net Sales	$3,193,385	$2,339,005

	Three Months Ended August 31,
	2008		2007
	United States	Europe	United States	Europe
Operating income	$(18,907)	$106,150	$157,859	$55,278

Depreciation expense	$45,020	$157	$34,661	$1,946

Amortization expense	$53,745	$—	$8,639	$—

Capital expenditures	$92,674	$—	$10,865	$—

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	August 31, 2008	May 31, 2008
Segment assets to total assets
Balancer	$4,620,733	$4,613,456
Measurement	4,994,214	5,140,166
Corporate assets	5,988,551	5,973,861

Total assets	$15,603,498	$15,727,483

Geographic assets to long-lived assets
United States	$1,499,275	$1,451,622
Europe	—	157

Total assets	$1,499,275	$1,451,779

Geographic assets to total assets
United States	$15,037,667	$15,224,281
Europe	565,831	503,202

Total assets	$15,603,498	$15,727,483

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Schmitt Industries, Inc. designs, manufactures and markets computer controlled balancing equipment (the Balancer Segment) primarily to the machine tool industry. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), the Company designs, manufactures and markets precision laser-based measurement systems and ultra sonic measurement systems for a variety of industrial applications (the Measurement Segment). The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The accompanying unaudited financial information should be read in conjunction with our Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended May 31, 2008. Certain amounts in prior periods’ financial information have been reclassified to conform to the current period’s presentation. These reclassifications did not affect consolidated net income.

Forward-Looking Statements

This Quarterly Report filed with the SEC on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Schmitt Industries, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

For the three months ended August 31, 2008, total sales increased $854,000 or 36.5% to $3.2 million from $2.3 million in the three months ended August 31, 2007. Balancer segment sales primarily come from end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe. Balancer sales increased $472,000, or 25.8%, to $2.3 million in the three months ended August 31, 2008 compared to $1.8 million in the three months ended August 31, 2007. The Measurement segment product line consists of both laser light-scatter and dimensional sizing products. Total Measurement sales increased $383,000, or 75.2%, to $891,000 in the three months ended August 31, 2008 compared to $509,000 in the three months ended August 31, 2007.

During the third quarter of Fiscal 2008, the Company completed its acquisition of Xtero Datacom, Inc. (Xtero). The Company acquired Xtero’s business including its patented technologies that utilize ultrasonic measurement systems to remotely measure and report via satellite to a secure website the capacity and volumes of large chemical storage tanks anywhere in the world. This acquisition partially resulted in higher research and development costs of $202,000 during the first quarter of Fiscal 2009. These higher expenses negatively impacted operating results during the first quarter of Fiscal 2009.

Net income was $34,000, or $0.01 per fully diluted share, for the three months ended August 31, 2008 as compared to $184,000, or $0.07 per fully diluted share, for the three months ended August 31, 2007. Earnings per share in the first quarter of Fiscal 2009 as compared to the same period in the prior year were also negatively impacted due to the issuance of 200,000 shares used in connection with the acquisition of Xtero during the third quarter of Fiscal 2008.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2008.

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Notes to Consolidated Interim Financial Statements for discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Three Months Ended August 31,
	2008		2007
Balancer sales	$2,301,922	72.1%	$1,830,193	78.2%
Measurement sales	891,463	27.9%	508,812	21.8%

Total sales	3,193,385	100.0%	2,339,005	100.0%
Cost of sales	1,536,005	48.1%	1,103,640	47.2%

Gross profit	1,657,380	51.9%	1,235,365	52.8%

Operating expenses:
General, administration and sales	1,322,918	41.4%	976,836	41.8%
Research and development	247,219	7.7%	45,392	1.9%

Total operating expenses	1,570,137	49.2%	1,022,228	43.7%

Operating income	87,243	2.7%	213,137	9.1%
Other income	20,231	0.6%	72,778	3.1%

Income before income taxes	107,474	3.4%	285,915	12.2%
Provision for income taxes	73,927	2.3%	101,500	4.3%

Net income	$33,547	1.1%	$184,415	7.9%

Sales - Sales in the Balancer segment increased $472,000, or 25.8%, to $2.3 million for the three months ended August 31, 2008 compared to $1.8 million for the three months ended August 31, 2007. This increase is primarily due to higher unit sale volumes in North America, Europe and Asia during the first quarter of Fiscal 2009. Market demand in Asia for the Balancer segment products remained strong with that region showing an increase of $287,000, or 47.6%, for the three months ended August 31, 2008 compared to the prior year. European sales increased $100,000, or 30.4%, in the first quarter of Fiscal 2009 compared to first quarter of Fiscal 2008. North American sales increased $62,000, or 7.2%, in the three months ended August 31, 2008 compared to the same period in the prior year. As with the North American market, the duration of this stronger demand in Asia and Europe cannot be forecasted with any certainty given the weaknesses in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry.

Sales in the Measurement segment increased $383,000, or 75.2%, to $891,000 in the three months ended August 31, 2008 compared to $509,000 in the three months ended August 31, 2007. Sales of laser-based dimensional sizing products increased $338,000, or 83.5%, in the three months ended August 31, 2008 as compared to same period in the prior year primarily due to the lower volume of shipments in that prior year. Laser-based surface measurement products have increased $44,000, or 42.0%, as sales to disk drive and silicon wafer manufacturers increased slightly. These industries have undergone significant technological change and consolidation as manufacturers merged or exited the markets resulting in a redeployment of equipment rather than the making of additional investments in capital equipment, and future sales cannot be forecasted with any certainty.

Gross margin – Gross margin for the three months ended August 31, 2008 decreased to 51.9% as compared to 52.8% for the three months ended August 31, 2007. This decrease is due to changes in the product sales mix shifting toward lower margin products.

Operating expenses – Operating expenses increased $548,000, or 53.6%, to $1.6 million for the three months ended August 31, 2008 as compared to $1.0 million for the three months ended August 31, 2007. General, administrative and selling expenses increased $346,000 in the three months ended August 31, 2008 as compared to the same period in the prior year primarily due to higher professional fees associated with compliance costs for the implementation of Section 404 of the Sarbanes-Oxley Act, higher personnel costs due to increased headcount and higher stock based compensation and higher amortization expenses related to the identifiable intangibles acquired from Xtero. Research and development expenses increased $202,000 as compared to the same period in the prior year primarily due to new product development associated with technologies acquired from Xtero and new products related to existing product lines.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $30,000 and $66,000 in the three months ended August 31, 2008 and 2007, respectively. Interest income has decreased due to lower interest rates. Foreign currency exchange loss was $10,000 in the three months ended August 31, 2008. The foreign currency exchange gain was $7,000 for the three months ended August 31, 2007.

Income tax provision – The Company’s effective tax rate on consolidated net income was 68.5% for the three months ended August 31, 2008. The Company’s effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to certain expenses not being deductible for income tax reporting offset by the domestic manufacturing deduction. One of the items not deductible for income tax reporting is stock based compensation which is higher in the first quarter than we expect in the next three quarters. This results in a higher tax rate in the first quarter than expected for Fiscal 2009. Management believes the effective tax rate for Fiscal 2009 will be approximately 50.0% for the items noted above. The effective tax rate in the three months ended August 31, 2007 was 35.5%

Net income – Net income decreased $151,000, or 81.8%, to $34,000, or $0.01 per diluted share, for the three months ended August 31, 2008 as compared to $184,000, or $0.07 per diluted share, for the three months ended August 31, 2007. Net income decreased due primarily to higher general, administrative and selling expenses, higher research and development expenses and a higher effective tax rate offset by the impact of higher sales and the related gross profit during the three months ended August 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $52,000 to $9.9 million as of August 31, 2008 compared to $9.9 million as of May 31, 2008. Cash, cash equivalents and short term investments totaled $5.6 million and $5.5 million as of August 31. 2008 and May 31, 2008, respectively. As of August 31, 2008, the Company had $3.1 million in cash and cash equivalents on hand compared to $3.0 million at May 31, 2008. The Company had $2.5 million in short term investments as of both August 31, 2008 and May 31, 2008, respectively. Short-term investments consisted of highly liquid A1-P1 rated commercial paper securities and certificates of deposit maturing through November 2008. Cash provided by operating activities was $249,000 in the three months ended August 31, 2008 as compared to $517,000 in the three months ended August 31, 2007. The decrease was primarily due to decreases in net income, accounts receivable and accrued liabilities offset by increases in inventories and accounts payable.

At August 31, 2008, the Company had accounts receivable of $1.3 million as compared to $1.6 million at May 31, 2008. The decrease in accounts receivable of $275,000 is due to the timing of sales throughout the first quarter of 2009 as compared to the fourth quarter in the prior fiscal year. At August 31, 2008, inventories increased $75,000 to $4.0 million as compared to $3.9 million as of May 31, 2008. At August 31, 2008, total other liabilities decreased $169,000 to $1.2 million as compared to $1.4 million at May 31, 2008. The decrease is primarily due to the timing of payments as compared to the prior year.

During the three months ended August 31, 2008, net cash used in investing activities was $101,000, which consisted of net purchases of short-term investments of $9,000 and additions to property and equipment of $93,000. Additions to property and equipment consisted primarily of new manufacturing and office equipment.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate, 5.0% as of August 31, 2008, and the agreement expires on March 1, 2009. There were no outstanding balances on the line of credit at August 31, 2008 and May 31, 2008.

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

Business Risks

The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company (see the forward-looking statements disclaimer at the beginning of Item 2 in this Report). In addition, the risks and uncertainties described below are not the only ones that the Company faces. Unforeseen risks could arise and problems or issues that the Company now views as minor could become more significant. If the Company were unable to adequately respond to known or unknown risks, the Company’s business, financial condition or results of operations could be materially adversely affected. In addition, the Company cannot be certain that any actions taken to reduce known or unknown risks and uncertainties will be effective.

Demand for Company products may change

During Fiscal 2008, the Company experienced increased demand for its Balancer products in North America, its largest market, attributed primarily to an improving economy in North America. However, during Fiscal 2007, Balancer sales in North America declined 8.3% when compared to Fiscal 2006. Economic conditions and circumstances could change in future periods, and as a result demand for the Company’s products could decline.

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

The acquisition of Xtero Datacom Inc. technology and the introduction of the Xact™ product may not become commercially viable and satisfy expected demand

On February 20, 2008, the Company completed the acquisition of Xtero Datacom Inc. (Xtero) and Xtero’s patented and patent pending technology for remote satellite sensing of large chemical storage tanks. Management believes the Xtero product called Xact has reached technological feasibility. Although our acquisition of Xtero with related research and development costs has negatively impacted current operating results, the acquisition should allow us to enter new measurement markets and is expected to add sales and profits to the Company in future years. However, the introduction of the Xact product may not be successful, anticipated market demand for the product may not materialize and additional product or market opportunities may not be identified and developed and brought to market in a timely and cost-effective manner, each of which could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

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

Competition is intense and the Company’s failure to compete effectively would adversely affect its business

Competition in the markets for the Company’s products is intense. The speed with which companies can identify new applications for the Company’s various technologies, develop products to meet those needs and supply commercial quantities at low prices to those new markets are important competitive factors. The principal competitive factors in the Company’s markets are product features, performance, reliability and price. Many of the Company’s competitors have greater financial, technical, research and development and marketing resources. No assurance can be given that the Company will be able to compete effectively in the future, and the failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Changes in securities laws and regulations have increased and will continue to increase Company expenses

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and will continue to increase Company expenses as the Company devotes resources to ensure compliance with all applicable laws and regulations. In particular, the Company will incur significant additional administrative expense and a diversion of management’s time in Fiscal 2009 to implement Section 404 of the Sarbanes-Oxley Act which requires management to report on, and the Company’s independent registered public accounting firm to ultimately attest to, our internal control over financial reporting. The Company may also incur additional fees necessary for them to provide their attestation. In addition, the NASDAQ Capital Market, on which the Company’s common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. The Company may be required to hire additional personnel and use outside legal, accounting and advisory services to address these laws, rules and regulations. The Company also expects these developments to make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and the Company may be required to reduce coverage or incur substantially higher costs to obtain coverage. Further, Company board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect the Company.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2008. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of August 31, 2008. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended August 31, 2008 and 2007, results of operations included gains (losses) on foreign currency translation of ($10,000) and $7,000, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management determined the controls around the review of significant non-routine transactions and the preparation and review of the related tax accounts did not operate effectively. These deficiencies, if left unremediated, could result in the failure to prevent or detect a material misstatement in the Company’s consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC. (Registrant)

Date: October 8, 2008	/s/ Wayne A. Case
Wayne A. Case, Chairman of the Board, President and Chief Executive Officer