Form 10-Q
period 2008-11-30
SCHMITT INDUSTRIES INC
filed 2009-01-13
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of December 31, 2008

Common stock, no par value	2,870,160

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2008	May 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$4,884,358	$3,020,131
Short-term investments	—	2,499,863
Accounts receivable, net of allowance of $25,014 and $26,584 at November 30, 2008 and May 31, 2008, respectively	1,868,872	1,590,975
Inventories	4,000,486	3,910,431
Prepaid expenses	122,059	100,614
Deferred tax asset	158,810	158,810

	11,034,585	11,280,824

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,562,136	1,548,104
Furniture, fixtures and equipment	984,829	918,232
Vehicles	90,452	95,848

	2,936,417	2,861,184
Less accumulated depreciation and amortization	(1,461,292)	(1,409,405)

	1,475,125	1,451,779

Other assets
Long-term deferred tax asset	194,443	194,443
Intangible assets	2,692,948	2,800,437

	2,887,391	2,994,880

TOTAL ASSETS	$15,397,101	$15,727,483

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$580,508	$528,485
Accrued commissions	244,974	233,943
Accrued payroll liabilities	79,702	78,707
Other accrued liabilities	136,684	254,742
Income taxes payable	56,093	304,201

Total current liabilities	1,097,961	1,400,078

Long-term liabilities	590,855	570,942
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,870,160 shares issued and outstanding at both November 30, 2008 and May 31, 2008	9,480,222	9,370,352
Accumulated other comprehensive loss	(201,716)	(123,788)
Retained earnings	4,429,779	4,509,899

Total stockholders’ equity	13,708,285	13,756,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,397,101	$15,727,483

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Net sales	$2,989,281	$3,110,921	$6,182,666	$5,449,926
Cost of sales	1,586,602	1,421,593	3,122,607	2,525,233

Gross profit	1,402,679	1,689,328	3,060,059	2,924,693

Operating expenses:
General, administration and sales	1,420,351	1,222,955	2,743,269	2,199,791
Research and development	250,894	189,902	498,113	235,194

Total operating expenses	1,671,245	1,412,857	3,241,382	2,434,985

Operating income (loss)	(268,566)	276,471	(181,323)	489,708
Other income (expense)	(2,214)	60,768	18,017	133,546

Income (loss) before income taxes	(270,780)	337,239	(163,306)	623,254
Provision (benefit) for income taxes	(157,113)	72,500	(83,186)	174,000

Net income (loss)	$(113,667)	$264,739	$(80,120)	$449,254

Net income (loss) per common share:
Basic	$(0.04)	$0.10	$(0.03)	$0.17

Weighted average number of common shares, basic	2,870,160	2,669,180	2,870,160	2,668,528
Diluted	$(0.04)	$0.10	$(0.03)	$0.16

Weighted average number of common shares, diluted	2,870,160	2,776,816	2,870,160	2,781,947

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007

(UNAUDITED)

	Six Months Ended November 30,
	2008	2007
Cash flows relating to operating activities
Net income (loss)	$(80,120)	$449,254
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	201,597	92,421
Loss on disposal of property and equipment	—	703
Deferred taxes	—	(17,145)
Stock based compensation	109,870	15,305
Tax benefit related to stock options	—	10,175
Excess tax benefit from stock based compensation	—	(10,202)
Other, net	—	6,962
(Increase) decrease in:
Accounts receivable	(360,791)	(59,304)
Inventories	(119,942)	30,126
Prepaid expenses	(23,700)	12,042
Income taxes receivable	—	(51,380)
Increase (decrease) in:
Accounts payable	64,004	113,944
Accrued liabilities and customer deposits	(72,277)	692
Income taxes payable	(248,108)	(22,562)

Net cash provided by (used in) operating activities	(529,467)	571,031

Cash flows relating to investing activities
Purchase of short-term investments	(1,019,199)	(6,013,450)
Maturities of short-term investments	3,519,062	6,500,000
Purchase of property and equipment	(117,455)	(104,591)
Proceeds from sale of property and equipment	—	100
Advances and payments on business being acquired	—	(229,576)

Net cash provided by investing activities	2,382,408	152,483

Cash flows relating to financing activities
Common stock issued on exercise of stock options	—	13,104
Excess tax benefit from stock based compensation	—	10,202

Net cash provided by financing activities	—	23,306

Effect of foreign exchange translation on cash	11,286	3,425

Increase in cash and cash equivalents	1,864,227	750,245
Cash and cash equivalents, beginning of period	3,020,131	1,513,061

Cash and cash equivalents, end of period	$4,884,358	$2,263,306

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$145,009	$248,200

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income
Balance, May 31, 2008	2,870,160	$9,370,352	$(123,788)	$4,509,899	$13,756,463
Stock based compensation		109,870	—	—	109,870
Net income	—	—	—	(80,120)	(80,120)	$(80,120)
Other comprehensive loss	—	—	(77,928)	—	(77,928)	(77,928)

Balance, November 30, 2008	2,870,160	$9,480,222	$(201,716)	$4,429,779	$13,708,285

Comprehensive loss, six months ended November 30, 2008						$(158,048)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2008 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2008 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2008. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2009. Certain amounts in prior periods’ financial statements have been reclassified to conform to the current periods’ presentation. These reclassifications did not affect consolidated net income.

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

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. As of November 30, 2008 and May 31, 2008, inventories consisted of:

	Nov. 30, 2008	May 31, 2008
Raw materials	$1,752,885	$1,784,580
Work-in-process	952,186	722,223
Finished goods	1,295,415	1,403,628

	$4,000,486	$3,910,431

Note 3:

LINE OF CREDIT

The Company has a $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles that expires on March 1, 2009. Interest is payable at the bank’s prime rate, 3.25% as of November 30, 2008. There were no outstanding balances on the line of credit at November 30, 2008 and May 31, 2008.

Note 4:

STOCK OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Compensation cost for all stock-based awards is recognized using the straight-line method. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the three and six months ended November 30, 2008 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, May 31, 2006. For those awards granted subsequent to June 1, 2006, compensation has been recognized in accordance with FAS123R. The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

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

The Company has computed, to determine stock-based compensation expense recognized for the three and six months ended November 30, 2008 and 2007, the value of all stock options granted using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended November 30,
	2008	2007
Risk-free interest rate	4.0%	3.6%
Expected life	4.8 years	4.8 years
Expected volatility	54.4%	56.7%

At November 30, 2008, the Company had a total of 219,734 outstanding stock options (163,484 vested and exercisable and 56,250 non-vested) with a weighted average exercise price of $3.34. The Company estimates that a total of approximately $65,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2009 for all options that were outstanding as of November 30, 2008, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	3.3	76,110	$1.20
62,499	2.30	5.5	62,499	2.30
5,000	5.80	6.9	5,000	5.80
76,125	6.17	9.3	19,875	6.18

219,734	$3.34	6.1	163,484	$2.37

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and six months ended November, 2008 are summarized as follows:

	Three Months Ended November 30, 2008		Six Months Ended November 30, 2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	188,484	$2.89	188,484	$2.89
Options granted	—		50,000	6.25
Options exercised	—		—
Options forfeited/canceled	—		(18,750)	6.58

Options outstanding - August 31, 2008	188,484	$3.34	219,734	$3.34

Note 5:

EPS RECONCILIATION

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Weighted average shares (basic)	2,870,160	2,669,180	2,870,160	2,668,528
Effect of dilutive stock options	—	107,636	—	113,419

Weighted average shares (diluted)	2,870,160	2,776,816	2,870,160	2,781,947

Basic earnings per share are computed using the weighted average number of shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding were excluded from the computation of diluted net loss per share for the three and six months ended November 30, 2008.

Note 6:

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

On June 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a $34,464 decrease in the Company’s liability for unrecognized tax benefits, which was accounted for as an increase to the June 1, 2007 retained earnings balance. At June 1, 2007, the gross amount of unrecognized tax benefits was approximately $586,000, which included approximately $150,000 of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate. Other long-term liabilities related to tax contingencies were $450,833 as of November 30, 2008.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The Company’s accrual for interest and penalties was $96,500 upon adoption of FIN 48. The liability for payment of interest and penalties was approximately $140,000 included in long term liabilities as of November 30, 2008. The liability for payment of interest and penalties increased $20,000 during the six months ended November 30, 2008.

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

Effective Tax Rate

Our effective tax rate on consolidated net income was 58.0% for the three months ended November 30, 2008 and 50.9% for the six months ended November 30, 2008. Our effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to certain expenses not being deductible for income tax reporting purposes offset by the domestic manufacturing deduction and adjustments to the current year provision related to the prior year tax returns. One of the items not deductible for income tax reporting is stock based compensation which was higher in the first half of Fiscal 2009 than we expect in the second half. This results in a higher effective tax rate for the first six months than we expect for the full fiscal year. Management believes the effective tax rate for Fiscal 2009 will be approximately 80.0% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: the design and assembly of dynamic balancing systems for the machine tool industry (Balancer), and the design and assembly of laser-based measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended November 30,
	2008		2007
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,540,083	$725,671	$2,482,498	$799,193
Intercompany sales	(265,102)	(11,371)	(155,333)	(15,437)

Net sales	$2,274,981	$714,300	$2,327,165	$783,756

Operating income (loss)	$(143,500)	$(125,066)	$325,206	$(48,735)

Depreciation expense	$36,280	$12,651	$31,259	$7,276

Amortization expense	$—	$53,744	$—	$8,640

Capital expenditures	$11,889	$12,892	$73,001	$20,626

	Six Months Ended November 30,
	2008		2007
	Balancer	Measurement	Balancer	Measurement
Gross sales	$5,035,104	$1,629,866	$4,457,128	$1,311,523
Intercompany sales	(458,201)	(24,103)	(299,770)	(18,955)

Net sales	$4,576,903	$1,605,763	$4,157,358	$1,292,568

Operating income (loss)	$37,453	$(218,776)	$603,365	$(113,657)

Depreciation expense	$69,325	$24,783	$61,086	$14,056

Amortization expense	$—	$107,489	$—	$17,279

Capital expenditures	$90,143	$27,312	$76,567	$28,024

Geographic Information-Net Sales by Geographic Area

	Three Months Ended November 30,		Six Months Ended November 30,
Geographic Sales	2008	2007	2008	2007
North American	$1,681,162	$1,682,768	$3,348,020	$2,970,239
European	403,742	451,840	889,271	818,011
Asia	763,180	815,570	1,703,095	1,440,114
Other markets	141,197	160,743	242,280	221,562

Total Net Sales	$2,989,281	$3,110,921	$6,182,666	$5,449,926

	Three Months Ended November 30,
	2008		2007
	United States	Europe	United States	Europe
Operating income (loss)	$(355,250)	$86,684	$158,216	$118,255

Depreciation expense	$48,931	$—	$36,560	$1,975

Amortization expense	$53,744	$—	$8,640	$—

Capital expenditures	$24,781	$—	$93,627	$—

	Six Months Ended November 30,
	2008		2007
	United States	Europe	United States	Europe
Operating income (loss)	$(374,157)	$192,834	$316,175	$173,533

Depreciation expense	$93,951	$157	$71,221	$3,921

Amortization expense	$107,489	$—	$17,279	$—

Capital expenditures	$117,455	$—	$104,591	$—

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	November 30, 2008	May 31, 2008
Segment assets to total assets
Balancer	$5,098,522	$4,613,456
Measurement	5,060,968	5,140,166
Corporate assets	5,237,611	5,973,861

Total assets	$15,397,101	$15,727,483

Geographic assets to long-lived assets
United States	$1,475,125	$1,451,622
Europe	—	157

Total assets	$1,475,125	$1,451,779

Geographic assets to total assets
United States	$14,888,331	$15,224,281
Europe	508,770	503,202

Total assets	$15,397,101	$15,727,483

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended November 30, 2008, total sales decreased $122,000, or 3.9%, to $3.0 million from $3.1 million in the three months ended November 30, 2007. For the six months ended November 30, 2008, total sales increased $733,000, or 13.4%, to $6.2 million from $5.4 million for the six months ended November 30, 2007. Balancer segment sales primarily come from end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets of North America, Asia and Europe. Balancer segment sales decreased $52,000, or 2.2%, to $2.3 million for the three months ended November 30, 2008 compared to $2.3 million for the three months ended November 30, 2007. Balancer segment sales increased $420,000, or 10.1%, to $4.6 million for the six months ended November 30, 2008 compared to $4.2 million for the six months ended November 30, 2007. The Measurement segment product line consists of both laser light-scatter surface measurement and dimensional sizing products. Total Measurement segment sales decreased $69,000, or 8.9%, to $714,000 for the three months ended November 30, 2008 compared to $784,000 for the three months ended November 30, 2007. Total Measurement segment sales increased $313,000, or 24.2%, to $1.6 million for the six months ended November 30, 2008 compared to $1.3 million for the six months ended November 30, 2007.

During the third quarter of Fiscal 2008, the Company completed its acquisition of Xtero Datacom, Inc. (“Xtero”). The Company acquired Xtero’s business including its patented technologies that utilize ultrasonic measurement systems to remotely measure and report via satellite to a secure website the capacity and volumes of large chemical storage tanks anywhere in the world. This acquisition resulted in higher research and development costs of $61,000 during the three months ended November 30, 2008 and $263,000 during the first six months of Fiscal 2009. These higher expenses negatively impacted operating results during the first half of Fiscal 2009.

Net loss was $114,000, or $0.04 per fully diluted share, for the three months ended November 30, 2008 as compared to net income of $265,000, or $0.10 per fully diluted share, for the three months ended November 30, 2007. Net loss was $80,000, or $0.03 per fully diluted share, for the six months ended November 30, 2008 as compared to net income of $449,000, or $0.16 per fully diluted share, for the six months ended November 30, 2007. Earnings per share in the second quarter and the first half of Fiscal 2009 as compared to the same periods in the prior year were also negatively impacted due to the issuance of 200,000 shares of the Company’s common stock issued in connection with the acquisition of Xtero during the third quarter of Fiscal 2008.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2008.

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Notes to Consolidated Interim Financial Statements for discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Three Months Ended November 30,
	2008		2007
Balancer sales	$2,274,981	76.1%	$2,327,165	74.8%
Measurement sales	714,300	23.9%	783,756	25.2%

Total sales	2,989,281	100.0%	3,110,921	100.0%
Cost of sales	1,586,602	53.1%	1,421,593	45.7%

Gross profit	1,402,679	46.9%	1,689,328	54.3%

Operating expenses:
General, administration and sales	1,420,351	47.5%	1,222,955	39.3%
Research and development	250,894	8.4%	189,902	6.1%

Total operating expenses	1,671,245	55.9%	1,412,857	45.4%

Operating income (loss)	(268,566)	-9.0%	276,471	8.9%
Other income (expense)	(2,214)	-0.1%	60,768	2.0%

Income (loss) before income taxes	(270,780)	-9.1%	337,239	10.8%
Provision (benefit) for income taxes	(157,113)	-5.3%	72,500	2.3%

Net income (loss)	$(113,667)	-3.8%	$264,739	8.5%

	Six Months Ended November 30,
	2008		2007
Balancer sales	$4,576,903	74.0%	$4,157,358	76.3%
Measurement sales	1,605,763	26.0%	1,292,568	23.7%

Total sales	6,182,666	100.0%	5,449,926	100.0%
Cost of sales	3,122,607	50.5%	2,525,233	46.3%

Gross profit	3,060,059	49.5%	2,924,693	53.7%

Operating expenses:
General, administration and sales	2,743,269	44.4%	2,199,791	40.4%
Research and development	498,113	8.1%	235,194	4.3%

Total operating expenses	3,241,382	52.4%	2,434,985	44.7%

Operating income (loss)	(181,323)	-2.9%	489,708	9.0%
Other income	18,017	0.3%	133,546	2.5%

Income (loss) before income taxes	(163,306)	-2.6%	623,254	11.4%
Provision (benefit) for income taxes	(83,186)	-1.3%	174,000	3.2%

Net income (loss)	$(80,120)	-1.3%	$449,254	8.2%

Sales - Sales in the Balancer segment decreased $52,000, or 2.2%, to $2.3 million for the three months ended November 30, 2008 compared to $2.3 million for the three months ended November 30, 2007. This decrease is primarily due to lower unit sales volumes in North America and Europe offset by higher unit sale volumes in Asia during the second quarter of Fiscal 2009. Market demand in Asia for the Balancer segment products remained strong with that region showing an increase of $49,000, or 7.1%, for the three months ended November 30, 2008 compared to the same period in the prior year. European sales decreased $64,000, or 16.1%, in the second quarter of Fiscal 2009 compared to second quarter of Fiscal 2008. North American sales decreased $70,000, or 6.0%, in the three months ended November 30, 2008 compared to the same period in the prior year. As with the North American market, the duration of the strength or weakness in demand in Asia and Europe cannot be forecasted with any certainty given the weaknesses in the worldwide automotive, bearing and aerospace industries and its impact on the machine tool industry.

Sales in the Balancer segment increased $420,000, or 10.1%, to $4.6 million for the six months ended November 30, 2008 compared to $4.2 million for the six months ended November 30, 2007. This increase is primarily due to higher unit sales volumes in Asia and Europe offset by slightly lower sales volumes in North America during the second half of Fiscal 2009. Market demand in Asia for the Balancer segment products remained strong with that region showing an increase of $336,000, or 26.0%, for the six months ended November 30, 2008 compared to the same period in the prior year. European sales increased $36,000, or 5.0%, in the first half of Fiscal 2009 compared to first half of Fiscal 2008. North American sales decreased $8,000, or 0.4%, in the six months ended November 30, 2008 compared to the same period in the prior year

Sales in the Measurement segment decreased $69,000, or 8.9%, to $714,000 in the three months ended November 30, 2008 compared to $784,000 in the three months ended November 30, 2007. Sales of laser-based dimensional sizing products increased $152,000, or 32.5%, in the three months ended November 30, 2008 as compared to the same period in the prior year primarily due to the lower volume of shipments in that prior year. Sales of laser-based surface measurement products in the three months ended November 30, 2008 as compared to the same period in the prior year decreased $220,000, or 69.6%, as sales to disk drive and silicon wafer manufacturers decreased. These industries have undergone significant technological change and consolidation as manufacturers merged or exited the markets resulting in a redeployment of equipment rather than the making of additional investments in capital equipment, and future sales cannot be forecasted with any certainty.

Sales in the Measurement segment increased $313,000, or 24.2%, to $1.6 million in the six months ended November 30, 2008 compared to $1.3 million in the six months ended November 30, 2007. Sales of laser-based dimensional sizing products increased $489,000, or 56.2%, in the six months ended November 30, 2008 as compared to same period in the prior year primarily due to the lower volume of shipments in that prior year. Laser-based surface measurement products decreased $176,000, or 41.7%, as sales to disk drive and silicon wafer manufacturers decreased.

Gross margin – Gross margin for the three months ended November 30, 2008 decreased to 46.9% as compared to 54.3% for the three months ended November 30, 2007. Gross margin for the six months ended November 30, 2008 decreased to 49.5% as compared to 53.7% for the six months ended November 30, 2007. These decreases were due to changes in the product sales mix shifting toward lower margin products.

Operating expenses – Operating expenses increased $258,000, or 18.3%, to $1.7 million for the three months ended November 30, 2008 as compared to $1.4 million for the three months ended November 30, 2007. General, administrative and selling expenses increased $197,000, or 16.1%, for the three months ended November 30, 2008 as compared to the same period in the prior year primarily due to higher professional fees associated with compliance costs for the implementation of Section 404 of the Sarbanes-Oxley Act, higher personnel costs due to increased headcount, higher stock based compensation and higher amortization expenses related to the identifiable intangibles acquired from Xtero. Research and development expenses increased $61,000, or 32.1%, as compared to the same period in the prior year primarily due to new product development associated with technologies acquired from Xtero and new product development related to existing product lines.

Operating expenses increased $806,000, or 33.1%, to $3.2 million for the six months ended November 30, 2008 as compared to $2.4 million for the six months ended November 30, 2007. General, administrative and selling expenses increased $543,000, or 24.7%, for the six months ended November 30, 2008 as compared to the same period in the prior year. Research and development expenses increased $263,000 as compared to the same period in the prior year. These increases are primarily due to the same reasons as noted above.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $27,000 and $67,000 for the three months ended November 30, 2008 and 2007, respectively. Interest income was $57,000 and $134,000 for the six months ended November 30, 2008 and 2007, respectively. Interest income has decreased due to lower interest rates and decreased cash and investment balances. Foreign currency exchange losses were $29,000 and $39,000 for the three and six months ended November 30, 2008, respectively. The foreign currency exchange loss was $7,000 and $0 for the three and six months ended November 30, 2007, respectively. The increase in the losses is primarily due to the rapid weakening of foreign currencies against the US dollar during the current period.

Income tax provision – The Company’s effective tax rate on consolidated net income was 58.0% for the three months ended November 30, 2008 and 50.9% for the six months ended November 30, 2008. The Company’s effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to certain expenses not being deductible for income tax reporting purposes offset by the domestic manufacturing deduction and adjustments to the current year provision related to the prior year tax returns. One of the items not deductible for income tax reporting is stock based compensation which was higher in the first half of Fiscal 2009 than we expect in the second half. This results in a higher effective tax rate for the first six months than we expect for the full fiscal year. Management believes the effective tax rate for Fiscal 2009 will be approximately 80.0% due to the items noted above. The effective tax rate in the three and six months ended November 30, 2007 was 21.5% and 27.9%, respectively.

Net income – Net income decreased $378,000 to a net loss of $113,000, or $0.04 per diluted share, for the three months ended November 30, 2008 as compared to net income of $265,000, or $0.10 per diluted share, for the three months ended November 30, 2007. Net income decreased $529,000 to a net loss of $80,000, or $0.03 per diluted share, from net income of $449,000, or $0.16 per diluted share, for the six months ended November 30, 2008 and 2007, respectively. Net income decreased due primarily to higher general, administrative and selling expenses, higher research and development expenses, lower gross margins and a higher effective tax rate offset by the impact of higher sales and the related gross profit during the three and six months ended November 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $56,000 to $9.9 million as of November 30, 2008 compared to $9.9 million as of May 31, 2008. Cash, cash equivalents and short term investments totaled $4.9 million and $5.5 million as of November 30, 2008 and May 31, 2008, respectively. As of November 30, 2008, the Company had $4.9 million in cash and cash equivalents on hand compared to $3.0 million at May 31, 2008. The Company had $0 and $2.5 million in short-term investments as of November 30, 2008 and May 31, 2008, respectively. The Company moved their short-term investments to money market funds as they matured during the second quarter of Fiscal 2009.

Cash used in operating activities totaled $529,000 for the six months ended November 30, 2008 as compared to cash provided by operating activities of $571,000 for the six months ended November 30, 2007. The decrease was primarily due to decreases in net income and income taxes payable, offset by increases in accounts receivable, depreciation and amortization and stock based compensation.

At November 30, 2008, the Company had accounts receivable of $1.9 million as compared to $1.6 million at May 31, 2008. The increase in accounts receivable of $278,000 is due to the timing of sales throughout the second quarter of Fiscal 2009 as compared to the fourth quarter in the prior fiscal year. At November 30, 2008, inventories increased $90,000 to $4.0 million as compared to $3.9 million as of May 31, 2008. At November 30, 2008, total other liabilities decreased $302,000 to $1.1 million as compared to $1.4 million at May 31, 2008. The decrease is primarily due to the timing of payments and decreases in taxes payable due to the net loss as compared to the prior year.

During the three months ended November 30, 2008, net cash provided by investing activities was $2.4 million, which consisted of maturities of short-term investments of $2.5 million offset by additions to property and equipment of $117,000. Additions to property and equipment consisted primarily of new manufacturing and office equipment.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate, 3.25% as of November 30, 2008, and the agreement expires on March 1, 2009. There were no outstanding balances on the line of credit at November 30, 2008 and May 31, 2008.

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

Demand for Company products may change

During the first half of Fiscal 2009, the Company experienced increased sales of its Balancer products, primarily in Asia and Europe offset by lower sales volumes in North America. During Fiscal 2008, the Company experienced increased demand for its Balancer products in North America, its largest market, attributed primarily to an improving economy in North America. However, during Fiscal 2007, Balancer sales in North America declined when compared to Fiscal 2006. Economic conditions and circumstances, and therefore sales volumes, in our various markets could change materially in future periods, and as a result demand for the Company’s products could decline.

The laser light-scatter surface measurement products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers. Sales for the first half of Fiscal 2009 and for the full Fiscal 2008 and 2007 years have decreased 41.7%, 50.4% and 13.6%, respectively. Disk drive manufacturers have scaled back their outlook for the current calendar year, blaming a price war over high-capacity desktop computer drives, which now store as much as about one trillion bytes of data. With respect to handheld applications, disk drive manufacturers believe disk drive products with smaller than 1.8 inch form factors have to a large extent been replaced by competing storage technologies, such as solid state or flash memory. In addition, the silicon wafer industry is notoriously cyclical and is currently experiencing a downturn in demand. Consequently, the long-term impact on demand for the Company’s surface measurement products in these two primary markets cannot be predicted with any certainty.

The acquisition of Xtero Datacom Inc. technology and the introduction of the Xact™ product may not become commercially viable and satisfy expected demand

On February 20, 2008, the Company completed the acquisition of Xtero Datacom Inc. (“Xtero”) and Xtero’s patented and patent pending technology for remote satellite sensing of large chemical storage tanks. Management believes the Xtero product called Xact™ has reached technological feasibility. Although our acquisition of Xtero with related research and development costs has negatively impacted current operating results, the acquisition should allow us to enter new measurement markets and is expected to add sales and profits to the Company in future years. However, the introduction of the Xact™ product may not be successful, anticipated market demand for the product may not materialize and additional product or market opportunities may not be identified and developed and brought to market in a timely and cost-effective manner, each of which could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

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

The Company faces risks from international sales and currency fluctuations

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. International sales are subject to a number of risks, including: the imposition of governmental controls; trade restrictions; difficulty in collecting receivables; changes in tariffs and taxes; difficulties in staffing and managing international operations; political and economic instability; general economic conditions; and fluctuations in foreign currencies. No assurances can be given these factors will not have a material adverse effect on future international sales and operations and, consequently, on business, financial condition and results of operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of November 30, 2008. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of November 30, 2008. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended November 30, 2008 and 2007, results of operations included losses on foreign currency translation of $29,000 and $7,000, respectively. For the six months ended November 30, 2008 and 2007, results of operations included losses on foreign currency translation of $39,000 and $0, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management determined the controls around the review of significant non-routine transactions and the preparation and review of the related tax accounts did not operate effectively. These deficiencies, if left unremediated, could result in the failure to prevent or detect a material misstatement in the Company’s consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

At an annual meeting of the Company’s shareholders on October 3, 2008, the shareholders re-elected Michael J. Ellsworth and Timothy D.J. Hennessy to serve as directors until the 2011 Annual Meeting of Shareholders and until their successors have been elected and qualified. The voting results were as follows:

Director	Class	Term	For	Against	Abstain
Michael J. Ellsworth	2	2008-2011	2,179,545	6,139	74,380
Timothy D.J. Hennessy	2	2008-2011	1,665,097	520,587	74,380

Item 6.	Exhibits

Exhibit	Description

3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the “Company”). Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

3.2	Second Restated Bylaws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC. (Registrant)

Date: January 13, 2009	/s/ Wayne A. Case
Wayne A. Case, Chairman of the Board, President and Chief Executive Officer