Form 10-Q
period 2009-02-28
SCHMITT INDUSTRIES INC
filed 2009-04-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of March 31, 2009

Common stock, no par value	2,870,160

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2009	May 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$4,453,798	$3,020,131
Short-term investments	—	2,499,863
Accounts receivable, net of allowance of $24,636 and $26,584 at February 28, 2009 and May 31, 2008, respectively	1,283,212	1,590,975
Inventories	4,226,326	3,910,431
Prepaid expenses	215,427	100,614
Income taxes receivable	132,885	—
Deferred tax asset	158,810	158,810

	10,470,458	11,280,824

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,564,880	1,548,104
Furniture, fixtures and equipment	1,035,072	918,232
Vehicles	90,452	95,848

	2,989,404	2,861,184
Less accumulated depreciation and amortization	(1,511,118)	(1,409,405)

	1,478,286	1,451,779

Other assets
Long-term deferred tax asset	—	194,443
Intangible assets	2,639,203	2,800,437

	2,639,203	2,994,880

TOTAL ASSETS	$14,587,947	$15,727,483

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$402,788	$528,485
Accrued commissions	175,327	233,943
Accrued payroll liabilities	155,288	78,707
Other accrued liabilities	164,177	254,742
Income taxes payable	—	304,201

Total current liabilities	897,580	1,400,078

Long-term liabilities	240,730	570,942
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,870,160 shares issued and outstanding at both February 28, 2009 and May 31, 2008	9,514,992	9,370,352
Accumulated other comprehensive loss	(234,260)	(123,788)
Retained earnings	4,168,905	4,509,899

Total stockholders’ equity	13,449,637	13,756,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,587,947	$15,727,483

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

(UNAUDITED)

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
	2009	2008	2009	2008
Net sales	$1,761,747	$2,811,111	$7,944,413	$8,261,037
Cost of sales	954,175	1,359,778	4,076,782	3,885,011

Gross profit	807,572	1,451,333	3,867,631	4,376,026

Operating expenses:
General, administration and sales	1,150,973	1,120,664	3,894,242	3,320,455
Research and development	273,651	180,916	771,764	416,110

Total operating expenses	1,424,624	1,301,580	4,666,006	3,736,565

Operating income (loss)	(617,052)	149,753	(798,375)	639,461
Other income	17,198	64,378	35,215	197,924

Income (loss) before income taxes	(599,854)	214,131	(763,160)	837,385
Provision (benefit) for income taxes	(338,980)	(14,000)	(422,166)	160,000

Net income (loss)	$(260,874)	$228,131	$(340,994)	$677,385

Net income (loss) per common share:
Basic	$(0.09)	$0.08	$(0.12)	$0.25

Weighted average number of common shares, basic	2,870,160	2,692,158	2,870,160	2,676,375
Diluted	$(0.09)	$0.08	$(0.12)	$0.24

Weighted average number of common shares, diluted	2,870,160	2,790,626	2,870,160	2,786,329

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

(UNAUDITED)

	Nine Months Ended February 28 and 29,
	2009	2008
Cash flows relating to operating activities
Net income (loss)	$(340,994)	$677,385
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	306,460	141,870
Loss on disposal of property and equipment	—	703
Deferred taxes	—	(1,900)
Stock based compensation	144,640	22,957
Tax benefit related to stock options	—	10,175
Excess tax benefit from stock based compensation	—	(10,202)
Other, net	—	(30,871)
(Increase) decrease in:
Accounts receivable	211,495	22,432
Inventories	(352,075)	63,544
Prepaid expenses	(117,837)	(43,763)
Income taxes receivable	(132,885)	(47,486)
Increase (decrease) in:
Accounts payable	(111,826)	134,780
Accrued liabilities and customer deposits	(193,430)	(17,188)
Income taxes payable	(304,201)	(22,562)

Net cash provided by (used in) operating activities	(890,653)	899,874

Cash flows relating to investing activities
Purchase of short-term investments	(1,019,199)	(7,551,016)
Maturities of short-term investments	3,519,062	10,000,000
Purchase of property and equipment	(171,733)	(170,817)
Proceeds from sale of property and equipment	—	100
Advances and payments on business being acquired	—	(484,158)

Net cash provided by investing activities	2,328,130	1,794,109

Cash flows relating to financing activities
Common stock issued on exercise of stock options	—	13,104
Excess tax benefit from stock based compensation	—	10,202

Net cash provided by financing activities	—	23,306

Effect of foreign exchange translation on cash	(3,810)	7,920

Increase in cash and cash equivalents	1,433,667	2,725,209
Cash and cash equivalents, beginning of period	3,020,131	1,513,061

Cash and cash equivalents, end of period	$4,453,798	$4,238,270

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$143,351	$252,894

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive loss
Balance, May 31, 2008	2,870,160	$9,370,352	$(123,788)	$4,509,899	$13,756,463
Stock based compensation		144,640	—	—	144,640
Net loss	—	—	—	(340,994)	(340,994)	$(340,994)
Other comprehensive loss	—	—	(110,472)	—	(110,472)	(110,472)

Balance, February 28, 2009	2,870,160	$9,514,992	$(234,260)	$4,168,905	$13,449,637

Comprehensive loss, nine months ended February 28, 2009						$(451,466)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2009 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2008 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2008. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2009. Certain amounts in prior periods’ financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not affect consolidated net income.

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

.

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. As of February 28, 2009 and May 31, 2008, inventories consisted of:

	Feb. 28, 2009	May 31, 2008
Raw materials	$1,808,936	$1,784,580
Work-in-process	944,431	722,223
Finished goods	1,472,959	1,403,628

	$4,226,326	$3,910,431

Note 3:

LINE OF CREDIT

In February 2009, the Company renewed its $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles that expires on March 1, 2011. Interest is payable at the bank’s prime rate, (3.25% as of February 28, 2009) or LIBOR plus 2.0%, (2.50% as of February 28, 2009). There were no outstanding balances on the line of credit at February 28, 2009 and May 31, 2008.

Note 4:

STOCK OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Compensation cost for all stock-based awards is recognized using the straight-line method. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the three and nine months ended February 28, 2009 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, May 31, 2006. For those awards granted subsequent to June 1, 2006, compensation has been recognized in accordance with FAS123R. The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

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

The Company has computed, to determine stock-based compensation expense recognized for the three and nine months ended February 28, 2009 and February 29, 2008, the value of all stock options granted using the Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended February 28 and 29,
	2009	2008
Risk-free interest rate	4.0%	3.6%
Expected life	4.8 years	4.8 years
Expected volatility	54.4%	56.7%

At February 28, 2009, the Company had a total of 219,734 outstanding stock options (163,484 vested and exercisable and 56,250 non-vested) with a weighted average exercise price of $3.34. The Company estimates that a total of approximately $31,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2009 for all options that were outstanding as of February 28, 2009, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	3.0	76,110	$1.20
62,499	2.30	5.3	62,499	2.30
5,000	5.80	3.8	5,000	5.80
76,125	6.17	9.1	19,875	6.18

219,734	$3.34	5.8	163,484	$2.37

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and nine months ended February 28, 2009 are summarized as follows:

	Three Months Ended February 28, 2009		Nine Months Ended February 28, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	219,734	$3.34	188,484	$2.89
Options granted	—	—	50,000	6.25
Options exercised	—	—	—	—
Options forfeited/canceled	—	—	(18,750)	6.58

Options outstanding - February 28, 2009	219,734	$3.34	219,734	$3.34

Note 5:

EPS RECONCILIATION

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
	2009	2008	2009	2008
Weighted average shares (basic)	2,870,160	2,692,158	2,870,160	2,676,375
Effect of dilutive stock options	—	98,468	—	109,954

Weighted average shares (diluted)	2,870,160	2,790,626	2,870,160	2,786,329

Basic earnings per share are computed using the weighted average number of shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding were excluded from the computation of diluted net loss per share for the three and nine months ended February 28, 2009.

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

On June 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a $34,464 decrease in the Company’s liability for unrecognized tax benefits, which was accounted for as an increase to the June 1, 2007 retained earnings balance. At June 1, 2007, the gross amount of unrecognized tax benefits was approximately $586,000, which included approximately $150,000 of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate. During the third quarter of Fiscal 2009, the Company completed an examination of its federal tax returns for the years ended May 31, 2005 through 2007. The Company recognized tax benefits of approximately $150,000 including interest and penalties during the three and nine months ended February 28, 2009. Other long-term liabilities related to tax contingencies were $0 as of February 28, 2009.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The Company’s accrual for interest and penalties was $96,500 upon adoption of FIN 48. The liability for payment of interest and penalties was $0 as of February 28, 2009. The liability for payment of interest and penalties decreased during the nine months ended February 28, 2009 due to the completion of the federal examinations.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2007 and 2008 are subject to examination. In the United Kingdom, tax years for Fiscal 2006 and subsequent years are subject to examination. In the United States, returns related to an acquired subsidiary for the year ended October 31, 1994 and final return for the period ended May 19, 1995 are also subject to examination.

Effective Tax Rate

Our effective tax rate on consolidated net loss was 56.5% for the three months ended February 28, 2009 and 55.3% for the nine months ended February 28, 2009. Our effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to certain expenses not being deductible for income tax reporting purposes offset by the benefit due to the completion of federal examinations, adjustments to the current year provision related to the prior year tax returns and tax credits related to research and experimentation expenses. One of the items not deductible for income tax reporting is stock based compensation Management believes the effective tax rate for Fiscal 2009 will be approximately 54.0% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: the design and assembly of dynamic balancing systems for the machine tool industry (Balancer), and the design and assembly of laser-based measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended February 28 and 29,
	2009		2008
	Balancer	Measurement	Balancer	Measurement
Gross sales	$1,388,680	$509,089	$2,308,342	$841,921
Intercompany sales	(123,532)	(12,490)	(333,446)	(5,706)

Net sales	$1,265,148	$496,599	$1,974,896	$836,215

Operating income (loss)	$(385,881)	$(231,171)	$149,893	$(140)

Depreciation expense	$37,238	$13,880	$32,861	$7,949

Amortization expense	$—	$53,745	$—	$8,639

Advances and payments on asset acquisition	$—	$—	$—	$1,434,447

Capital expenditures	$44,333	$9,945	$20,017	$46,110

	Nine Months Ended February 28 and 29,
	2009		2008
	Balancer	Measurement	Balancer	Measurement
Gross sales	$6,423,784	$2,138,955	$6,765,470	$2,153,444
Intercompany sales	(581,733)	(36,593)	(633,216)	(24,661)

Net sales	$5,842,051	$2,102,362	$6,132,254	$2,128,783

Operating income (loss)	$(348,428)	$(449,947)	$753,258	$(113,797)

Depreciation expense	$106,563	$38,663	$93,947	$22,005

Amortization expense	$—	$161,234	$—	$25,918

Advances and payments on asset acquisition	$—	$—	$—	$1,664,023

Capital expenditures	$134,476	$37,257	$96,683	$74,134

Geographic Information-Net Sales by Geographic Area

Geographic Sales	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
	2009	2008	2009	2008
North American	$983,274	$1,447,327	$4,331,292	$4,417,566
European	219,685	638,037	1,108,956	1,456,048
Asia	541,249	535,879	2,244,344	1,975,993
Other markets	17,539	189,868	259,821	411,430

Total Net Sales	$1,761,747	$2,811,111	$7,944,413	$8,261,037

	Three Months Ended February 28 and 29,
	2009		2008
	United States	Europe	United States	Europe
Operating income (loss)	$(605,140)	$(11,912)	$97,429	$52,324

Depreciation expense	$51,118	$—	$39,008	$1,802

Amortization expense	$53,745	$—	$8,639	$—

Capital expenditures	$54,278	$—	$66,127	$—

	Nine Months Ended February 28 and 29,
	2009		2008
	United States	Europe	United States	Europe
Operating income (loss)	$(979,297)	$180,922	$413,604	$225,857

Depreciation expense	$145,069	$157	$110,229	$5,723

Amortization expense	$161,234	$—	$25,918	$—

Capital expenditures	$171,733	$—	$170,817	$—

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	February 28, 2009	May 31, 2008
Segment assets to total assets
Balancer	$4,965,692	$4,613,456
Measurement	4,876,762	5,140,166
Corporate assets	4,745,493	5,973,861

Total assets	$14,587,947	$15,727,483

Geographic assets to long-lived assets
United States	$1,478,286	$1,451,622
Europe	—	157

Total assets	$1,478,286	$1,451,779

Geographic assets to total assets
United States	$14,142,776	$15,224,281
Europe	445,171	503,202

Total assets	$14,587,947	$15,727,483

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Schmitt Industries, Inc. designs, manufactures and markets computer controlled balancing equipment (the Balancer Segment) primarily to the machine tool industry. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), the Company designs, manufactures and markets precision laser-based test and measurement products and ultra sonic measurement systems for a variety of industrial applications (the Measurement Segment). The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The accompanying unaudited financial information should be read in conjunction with our Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended May 31, 2008. Certain amounts in prior periods’ financial information have been reclassified to conform to the current period’s presentation. These reclassifications did not affect consolidated net income.

Forward-Looking Statements

This Quarterly Report filed with the SEC on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Schmitt Industries, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

For the three months ended February 28, 2009, total sales decreased $1.0 million, or 37.3%, to $1.8 million from $2.8 million in the three months ended February 29, 2008. For the nine months ended February 28, 2009, total sales decreased $317,000, or 3.8%, to $7.9 million from $8.3 million for the nine months ended February 29, 2008. Balancer segment sales primarily come from end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets of North America, Asia and Europe. Balancer segment sales decreased $710,000, or 35.9%, to $1.3 million for the three months ended February 28, 2009 compared to $2.0 million for the three months ended February 29, 2008. Balancer segment sales decreased $290,000, or 4.7%, to $5.8 million for the nine months ended February 28, 2009 compared to $6.1 million for the nine months ended February 29, 2008. The Measurement segment product line consists of both laser light-scatter surface measurement and laser-based dimensional sizing products. Total Measurement segment sales decreased $340,000, or 40.6%, to $497,000 for the three months ended February 28, 2009 compared to $836,000 for the three months ended February 29, 2008. Total Measurement segment sales decreased $26,000, or 1.2%, to $2.1 million for the nine months ended February 28, 2009 compared to $2.1 million for the nine months ended February 29, 2008.

Total Measurement segment sales decreased $26,000, or 1.2%, to $2.1 million for the nine months ended February 28, 2009 compared to $2.1 million for the nine months ended February 29, 2008.

During the third quarter of Fiscal 2008, the Company completed its acquisition of Xtero Datacom, Inc. (“Xtero”). The Company acquired Xtero’s business including its patented technologies that utilize ultrasonic measurement systems to remotely measure and report via satellite to a secure website the capacity and volumes of large chemical storage tanks anywhere in the world. This acquisition resulted in higher research and development costs of $93,000 during the three months ended February 28, 2009 and $356,000 during the first nine months of Fiscal 2009. These higher expenses negatively impacted operating results during Fiscal 2009.

Net loss was $261,000, or $0.09 per fully diluted share, for the three months ended February 28, 2009 as compared to net income of $228,000, or $0.08 per fully diluted share, for the three months ended February 29, 2008. Net loss was $341,000, or $0.12 per fully diluted share, for the nine months ended February 28, 2009 as compared to net income of $677,000, or $0.25 per fully diluted share, for the nine months ended February 29, 2008. Earnings per share in the third quarter and the first nine months of Fiscal 2009 as compared to the same periods in the prior year were also negatively impacted due to the issuance of 200,000 shares of the Company’s common stock issued in connection with the acquisition of Xtero during the third quarter of Fiscal 2008.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2008.

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Notes to Consolidated Interim Financial Statements for discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Three Months Ended February 28 and 29,
	2009		2008
Balancer sales	$1,265,148	71.8%	$1,974,896	70.3%
Measurement sales	496,599	28.2%	836,215	29.7%

Total sales	1,761,747	100.0%	2,811,111	100.0%
Cost of sales	954,175	54.2%	1,359,778	48.4%

Gross profit	807,572	45.8%	1,451,333	51.6%

Operating expenses:
General, administration and sales	1,150,973	65.3%	1,120,664	39.9%
Research and development	273,651	15.5%	180,916	6.4%

Total operating expenses	1,424,624	80.9%	1,301,580	46.3%

Operating income (loss)	(617,052)	-35.0%	149,753	5.3%
Other income	17,198	1.0%	64,378	2.3%

Income (loss) before income taxes	(599,854)	-34.0%	214,131	7.6%
Benefit for income taxes	(338,980)	-19.2%	(14,000)	-0.5%

Net income (loss)	$(260,874)	-14.8%	$228,131	8.1%

	Nine Months Ended February 28 and 29,
	2009		2008
Balancer sales	$5,842,051	73.5%	$6,132,254	74.2%
Measurement sales	2,102,362	26.5%	2,128,783	25.8%

Total sales	7,944,413	100.0%	8,261,037	100.0%
Cost of sales	4,076,782	51.3%	3,885,011	47.0%

Gross profit	3,867,631	48.7%	4,376,026	53.0%

Operating expenses:
General, administration and sales	3,894,242	49.0%	3,320,455	40.2%
Research and development	771,764	9.7%	416,110	5.0%

Total operating expenses	4,666,006	58.7%	3,736,565	45.2%

Operating income (loss)	(798,375)	-10.0%	639,461	7.7%
Other income	35,215	0.4%	197,924	2.4%

Income (loss) before income taxes	(763,160)	-9.6%	837,385	10.1%
Provision (benefit) for income taxes	(422,166)	-5.3%	160,000	1.9%

Net income (loss)	$(340,994)	-4.3%	$677,385	8.2%

Sales - Sales in the Balancer segment decreased $710,000, or 35.9%, to $1.3 million for the three months ended February 28, 2009 compared to $2.0 million for the three months ended February 29, 2008. This decrease is primarily due to lower unit sales volumes in North America and Europe during the third quarter of Fiscal 2009. Market demand in Asia for the Balancer segment products during the three month period was flat with that region showing an increase of $2,000 for the three months ended February 28, 2009 compared to the same period in the prior year. European sales decreased $311,000, or 62.1%, in the third quarter of Fiscal 2009 compared to third quarter of Fiscal 2008. North American sales decreased $314,000, or 36.6%, in the three months ended February 28, 2009 compared to the same period in the prior year. Sales in other regions of the world decreased $87,000 in the third quarter of Fiscal 2009 as compared to the same period in Fiscal 2008. As with the North American market, the duration of the strength or weakness in demand in Asia and Europe cannot be forecasted with any certainty given the weaknesses in the global economy.

Sales in the Balancer segment decreased $290,000, or 4.7%, to $5.8 million for the nine months ended February 28, 2009 compared to $6.1 million for the nine months ended February 29, 2008. This decrease is primarily due to lower unit sales volumes in North America and Europe offset by higher sales volumes in Asia during the first nine months of Fiscal 2009. Market demand in Asia for the Balancer segment products remained healthy with that region showing an increase of $337,000, or 18.7%, for the nine months ended February 28, 2009 compared to the same period in the prior year. European sales decreased $274,000, or 22.4%, in the first nine months of Fiscal 2009 compared to first nine months of Fiscal 2008. North American sales decreased $322,000, or 11.1%, in the nine months ended February 28, 2009 compared to the same period in the prior year.

Sales in the Measurement segment decreased $340,000, or 40.6%, to $497,000 in the three months ended February 28, 2009 compared to $836,000 in the three months ended February 29, 2008. Sales of laser-based dimensional sizing products decreased $27,000, or 6.6%, in the three months ended February 28, 2009 as compared to the same period in the prior year primarily due to the lower volume of shipments in the current fiscal year. Sales of laser-based surface measurement products in the three months ended February 28, 2009 as compared to the same period in the prior year decreased $313,000, or 72.1%, as sales to disk drive and silicon wafer manufacturers decreased. These industries have undergone significant technological change and consolidation as manufacturers merged or exited the markets resulting in a redeployment of equipment rather than the making of additional investments in capital equipment, and future sales of laser-based surface measurement products cannot be forecasted with any certainty.

Sales in the Measurement segment decreased $26,000, or 1.2%, to $2.1 million in the nine months ended February 28, 2009 compared to $2.1 million in the nine months ended February 29, 2008. Sales of laser-based dimensional sizing products increased $462,000, or 36.3%, in the nine months ended February 28, 2009 as compared to same period in the prior year primarily due to the lower volume of shipments in the prior year. Laser-based surface measurement products decreased $489,000, or 57.1%, as sales to disk drive and silicon wafer manufacturers decreased.

Gross margin – Gross margin for the three months ended February 28, 2009 decreased to 45.8% as compared to 51.6% for the three months ended February 29, 2008. Gross margin for the nine months ended February 28, 2009 decreased to 48.7% as compared to 53.0% for the nine months ended February 29, 2008. These decreases were due to changes in the product sales mix shifting toward lower margin products.

Operating expenses – Operating expenses increased $123,000, or 9.5%, to $1.4 million for the three months ended February 28, 2009 as compared to $1.3 million for the three months ended February 29, 2008. General, administrative and selling expenses increased $30,000, or 2.7%, for the three months ended February 28, 2009 as compared to the same period in the prior year primarily due to higher personnel costs resulting from increased headcount, higher stock based compensation and higher amortization expenses related to the identifiable intangible assets acquired from Xtero, offset by lower commissions related to the decrease in sales. Research and development expenses increased $93,000, or 51.3%, as compared to the same period in the prior year primarily due to new product development associated with technologies acquired from Xtero and new product development related to existing product lines.

Operating expenses increased $929,000, or 24.9%, to $4.7 million for the nine months ended February 28, 2009 as compared to $3.7 million for the nine months ended February 29, 2008. General, administrative and selling expenses increased $574,000, or 17.3%, for the nine months ended February 28, 2009 as compared to the same period in the prior year. Research and development expenses increased $356,000 as compared to the same period in the prior year. These increases are primarily due to the same reasons as noted above.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $10,000 and $56,000 for the three months ended February 28, 2009 and February 29, 2008, respectively. Interest income was $68,000 and $190,000 for the nine months ended February 28, 2009 and February 29, 2008, respectively. Interest income has decreased due to lower interest rates and decreased cash and investment balances. Foreign currency exchange gains were $7,000 and $8,000 for the three months ended February 28, 2009 and February 29, 2008, respectively. The foreign currency exchange loss was $32,000 and the foreign currency exchange gain was $8,000 for the nine months ended February 28, 2009 and February 29, 2008, respectively. The increase in the losses is primarily due to the rapid weakening of foreign currencies against the US dollar during the current period.

Income tax provision – The Company’s effective tax rate on consolidated net loss was 56.5% for the three months ended February 28, 2009 and 55.3% for the nine months ended February 28, 2009. The Company’s effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to certain expenses not being deductible for income tax reporting purposes offset by the benefit due to the completion of federal examinations, adjustments to the current year provision related to the prior year tax returns and tax credits related to research and experimentation expenses. One of the items not deductible for income tax reporting is stock based compensation Management believes the effective tax rate for Fiscal 2009 will be approximately 54.0% due to the items noted above. The effective tax rate in the three and nine months ended February 29, 2008 was 6.5% and 19.1%, respectively.

Net income – Net income decreased $489,000 to a net loss of $261,000, or $0.09 per diluted share, for the three months ended February 28, 2009 as compared to net income of $228,000, or $0.08 per diluted share, for the three months ended February 29, 2008. Net income decreased $1.0 million to a net loss of $341,000, or $0.12 per diluted share, from net income of $677,000, or $0.25 per diluted share, for the nine months ended February 28, 2009 and February 29, 2008, respectively. Net income decreased due primarily to higher general, administrative and selling expenses, higher research and development expenses, lower sales, lower gross margins and a higher effective tax rate during the three and nine months ended February 28, 2009 and February 29, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $308,000 to $9.6 million as of February 28, 2009 compared to $9.9 million as of May 31, 2008. Cash, cash equivalents and short term investments totaled $4.5 million and $5.5 million as of February 28, 2009 and May 31, 2008, respectively. As of February 28, 2009, the Company had $4.5 million in cash and cash equivalents on hand compared to $3.0 million at May 31, 2008. The Company had $0 and $2.5 million in short-term investments as of February 28, 2009 and May 31, 2008, respectively. The Company moved their short-term investments to money market funds as they matured during Fiscal 2009.

Cash used in operating activities totaled $891,000 for the nine months ended February 28, 2009 as compared to cash provided by operating activities of $900,000 for the nine months ended February 29, 2008. The decrease was primarily due to decreases in net income, account receivable, accounts payable, other accrued liabilities and income taxes payable, and by increases in inventories, prepaid expenses, income tax receivable, depreciation and amortization and stock based compensation.

At February 28, 2009, the Company had accounts receivable of $1.3 million as compared to $1.6 million at May 31, 2008. The decrease in accounts receivable of $308,000 is due to the decrease in sales in the third quarter of Fiscal 2009. At February 28, 2009, inventories increased $316,000 to $4.2 million as compared to $3.9 million as of May 31, 2008. At February 28, 2009, total current liabilities decreased $502,000 to $898,000 as compared to $1.4 million at May 31, 2008. The decrease is primarily due to the timing of payments and decreases in taxes payable due to the net loss as compared to the prior year.

During the three months ended February 28, 2009, net cash provided by investing activities was $2.3 million, which consisted of net maturities of short-term investments of $2.5 million offset by additions to property and equipment of $172,000. Additions to property and equipment consisted primarily of new manufacturing and office equipment.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate, (3.25% as of February 28, 2009), or LIBOR plus 2.0%, (2.5% as of February 28, 2009), and the agreement expires on March 1, 2011. There were no outstanding balances on the line of credit at February 28, 2009 and May 31, 2008.

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

Demand for Company products may change

During the first nine months of Fiscal 2009, the Company experienced decreased sales of its Balancer products, primarily in North America and Europe offset by higher sales volumes in Asia. During Fiscal 2008, the Company experienced increased demand for its Balancer products in North America, its largest market, attributed primarily to an improving economy in North America. However, during Fiscal 2007, Balancer sales in North America declined when compared to Fiscal 2006. Economic conditions and circumstances, and therefore sales volumes, in our various markets could change materially in future periods, and as a result demand for the Company’s products could decline.

The laser light-scatter surface measurement products of the Measurement segment have relied heavily upon sales to disk drive and silicon wafer manufacturers. Sales for the first nine months of Fiscal 2009 and for the full Fiscal 2008 and 2007 years have decreased 57.1%, 50.4% and 13.6%, respectively. Disk drive manufacturers have scaled back their outlook for the current calendar year, blaming a price war over high-capacity desktop computer drives, which now store as much as about one trillion bytes of data. With respect to handheld applications, disk drive manufacturers believe disk drive products with smaller than 1.8 inch form factors have to a large extent been replaced by competing storage technologies, such as solid state or flash memory. In addition, the silicon wafer industry is notoriously cyclical and is currently experiencing a downturn in demand. Consequently, the long-term impact on demand for the Company’s surface measurement products in these two primary markets cannot be predicted with any certainty.

The introduction of the Xact™ product may not be successful

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

New products may not be developed to satisfy changes in customer demands

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

Future success depends in part on attracting and retaining key management and qualified technical and sales personnel

Future success depends on the efforts and continued services of key management, technical and sales personnel. Significant competition exists for such personnel and there is no assurance that the Company can retain key technical and sales personnel or attract, assimilate and retain other highly qualified technical and sales personnel as required. There is also no guarantee key employees will not leave and subsequently compete against the Company. The inability to retain key personnel could adversely impact the business, financial condition and results of operations.

Changes in securities laws and regulations have increased and will continue to increase Company expenses

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and will continue to increase Company expenses as the Company devotes resources to ensure compliance with all applicable laws and regulations. In particular, the Company will continue to incur significant additional administrative expense and a diversion of management’s time to implement and comply with Section 404 of the Sarbanes-Oxley Act which requires management to report on, and the Company’s independent registered public accounting firm to ultimately attest to, our internal control over financial reporting. The Company may also incur additional fees necessary for them to provide their attestation. In addition, the NASDAQ Capital Market, on which the Company’s common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. The Company may be required to hire additional personnel and use outside legal, accounting and advisory services to address these laws, rules and regulations. The Company also expects these developments to make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and the Company may be required to reduce coverage or incur substantially higher costs to obtain coverage. Further, Company board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect the Company.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 28, 2009. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of February 28, 2009. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended February 28, 2009 and February 29, 2008, results of operations included gains on foreign currency translation of $7,000 and $8,000, respectively. For the nine months ended February 28, 2009 and February 29, 2008, results of operations included losses on foreign currency translation of $32,000 and gains on foreign currency translation of $8,000, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Remediation of Material Weakness

As of November 30, 2008, we did not maintain effective controls around the review of significant non-routine transactions and the preparation and review of the related tax accounts. This control deficiency resulted in a material audit adjustment that was properly reflected in the financial statements for the year ended May 31, 2008. As of February 28, 2009, we implemented additional control procedures necessary to remediate this material weakness. Specifically, we have hired an independent, qualified third party to review the Company’s tax provision calculation on a quarterly basis and, if necessary, we will hire additional third parties to review significant non-routine transactions when and if they occur in the future.

Changes in Internal Control Over Financial Reporting

Other than as noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit	Description

3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the “Company”). Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

3.2	Second Restated Bylaws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

10.1	Loan Agreement between Schmitt Industries, Inc. and Bank of America, N.A. dated February 13, 2009.

10.2	Security Agreement between Schmitt Industries, Inc. and Bank of America, N.A. dated February 13, 2009.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: April 14, 2009	/s/ Wayne A. Case
Wayne A. Case,
Chairman of the Board, President and
Chief Executive Officer