Form 10-K
period 2009-05-31
SCHMITT INDUSTRIES INC
filed 2009-08-04
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2009

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 28, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $9,597,000 based upon the closing price of $4.60 reported for such date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of August 1, 2009, the registrant had 2,870,160 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Schmitt Industries, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Introduction

Schmitt Industries, Inc. (the Company), an Oregon corporation incorporated in 1993, designs, manufactures and markets computer-controlled vibration detection and balancing equipment (the Balancer Segment) primarily to the machine tool industry. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), an Oregon corporation, the Company designs, manufactures and markets precision laser-based surface measurement products for the disk drive, silicon wafer and optics industries; laser-based distance measurement products for a wide variety of industrial applications; and ultrasonic measurement products that accurately measure the fill levels of large liquefied propane tanks and transmit that data via satellite to a secure web site (the Measurement Segment). The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company’s executive offices are located at 2765 N.W. Nicolai Street, Portland, Oregon 97210, and its telephone number is (503) 227-7908.

Balancer Segment

The Company’s principal product line is the Schmitt Dynamic Balance System (the SBS System), consisting of a computerized control unit, vibration sensor, spindle-mounting adapter, and balance head. It is designed as an inexpensive yet highly accurate permanent installation on grinding machines. SBS products can detect and correct for vibration as small as 0.02 microns. The Company acquired its original balancing equipment technology pursuant to a series of agreements from 1987 through 1991, substantially enhancing and advancing the patented technology since that time. Since inception the targeted customer base has been manufacturers and operators of grinding machines for a variety of industries such as automotive, aerospace, medical and machine tools, where operating tolerances on manufactured parts are exceedingly precise.

The SBS System is fully automated, eliminating the need to pre-balance such devices as grinding wheels. This reduces machine setup time and ensures a smoother and more efficient operation. Operating on a principle of mass compensation for wheel imbalance, the balance head contains two movable eccentric weights, each driven by electric motors through a precision gear train. These weights are repositioned to offset any imbalance in a grinding wheel or other application. Imbalance or vibration is picked up by the sensor that feeds a signal to a controller that filters the signal by revolutions per minute. The controller then automatically drives the balance head weights in a direction that reduces the amplitude of the vibration signal. The balance cycle is complete when the weights are positioned to achieve the lowest vibration level.

The SBS System also includes an optional Acoustical Emission Monitoring System (AEMS), which uses proprietary acoustic sensor technology to monitor the very high frequency signals generated on the grinding machine during key events in the grinding process. The AEMS system allows rapid, automatic grinding wheel in-feed, right up to the point of initial contact with a new part loaded in the machine. The system can automatically detect the initial contact and very quickly report this event to the machine control, stopping the wheel in-feed without operator intervention. Part crash occurs when a part or fixture is incorrectly loaded into a grinding machine or some abnormal condition occurs. Rapid in-feed of the wheel may then result in a dangerous or expensive crash. The AEMS system allows the CNC control to monitor the acoustic levels on the machine and detect any unexpected contact when it happens. The system then reports that abnormal contact and instructs the CNC program to stop the grinding process, usually within one millisecond.

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

Benefits of using the SBS system include improved quality of finished parts, elimination of grinding gap time in the grind cycle resulting in increased efficiency and part throughput, ease of product adaptation, monitoring and correction of part crash, minimal downtime, complete and ready installation, elimination of static balancing, longer life of the grinding wheel, diamond dressings and spindle bearings, the ability to balance within 0.02 microns and its adaptability to all types of machines.

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

Examples of some well-known worldwide machine tool builders who have offered and/or installed the SBS System include Shanghai Machine Tool Works (China), ANCA (Australia), Capco Machinery (U.S.), Ecotech/SMTW (China/U.S.), Erwin Junker (U.S.), Shaanxi Qinchuan Machinery Development Co. (China), Cinetic Landis Grinding (U.S.), Koyo Machinery (US, Japan), Micron Machinery Limited (Japan/U.S.), USACH Technologies, Tschudin (U.S.) and Weldon Machine Tool (U.S.). The Company currently sells its products directly to major machine builders throughout the world.

Machine Tool Rebuilders—These customers, found in most, if not all, industrialized nations, develop their business by offering to completely update and refurbish older grinding machines. These rebuilders typically tear the old machine apart and install new components, such as the SBS System. The Company currently sells its products directly to major machine rebuilders throughout the world.

Grinding Machine Users—These end users become aware of the SBS System through trade shows, trade magazine advertising, distributors, field representatives, referrals and new machine suppliers. The Company’s business is conducted worldwide with some better known customers including: Black &

Decker, Briggs and Stratton, Caterpillar, Eaton, Emerson Power Transmission, Cummins Engine, Ford Motor Company, General Electric, General Motors, Ingersoll Rand, Komatsu, Sumitomo Heavy Industries, SKF Bearing Industries, Timken, TRW Automotive Components and Universal Bearing.

For the years ended May 31, 2009, May 31, 2008 and May 31, 2007 (Fiscal 2009, 2008 and 2007), net sales of the Company’s balancing products totaled $7.0 million, $8.4 million and $7.9 million, respectively. Net sales of balancing products accounted for 73%, 74% and 67% of the Company’s total sales in Fiscal 2009, 2008 and 2007, respectively. See Note 6 to Consolidated Financial Statements.

Competition

Management believes the SBS System is one of only a few fully automatic balancing systems marketed in the world. Most competitive products require special setup and training or calibration to the specific machine. The Company believes the SBS System is currently one of the few products that can fit all machines with wheel sizes from 6 to 48 inches in diameter and spindle speeds of 500 through 12,500 rpm.

Competitive products come from European companies located in Switzerland, Germany, Spain and Italy. These competitors produce electromechanical and water balancers similar to the SBS System. The Company considers these companies, with their established European base, to be the major competitors. Competitors include Marposs S.p.A., Dittel Messtechnik GmbH, MPM Micro Prazision Marx GmbH and Balance Systems S.r.l.

Water balancers (hydrokompensers) are an older European design still on the market that can be supplied by the Company when specifically requested by users. They require plumbing and water chambers to be machined into the wheel hub. To install these systems, the grinding machines must be disassembled and parts remachined or replaced within the spindle assembly. The water system is “tuned” or “calibrated” to the machine by a factory service technician and are suitable for mid and high speed spindle environments.

Pricing of the SBS system is geared toward maintaining the status of the SBS system as the premier product in the industry, offering best quality, reliability and performance and superior economic value.

Measurement Segment

Within the Measurement segment, the Company designs, manufactures and markets several laser-based precision test and measurement products and an ultrasonic product for measuring the fill levels of large liquid propane tanks and operates a precision laser light scatter measurement laboratory.

There are five specific product lines: laser-based surface roughness measurement, laser-based distance measurement and dimensional sizing, remote tank monitoring, laser light-scatter and a laser light-scatter measurement laboratory.

Surface Roughness Measurement Products

These products use a patented laser light scatter technology to perform rapid, accurate, repeatable, non-destructive and non-contact surface measurement tests that quantify surface micro-roughness. The technology is extremely precise, measuring surface roughness at the molecular (Angstrom) level. Products are sold to manufacturers of hard disk drives, silicon wafers and optical products and industries with fabrication processes that require precise and reliable measurements.

Computer hard disk drives require exact manufacturing control and a narrow tolerance band for acceptable roughness, with surface roughness outside that narrow band resulting in a reduction in data density or storage capacity. The Company’s technology simultaneously measures disk surface roughness in two directions, radially, when the read/write head is moving to another disk sector, and circumferentially, when the read/write head is processing information on the disk. The two separate roughness levels are required for proper head operation. The Company believes the precise measurement methods provided by its products are not possible through any other cost effective measurement means.

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

Customers include Hitachi/IBM, Seagate Substrates, Western Digital and Komag, Inc.

The Company offers two products devoted to the silicon wafer industry, the TMS-2000W-RC and TMS-3000W-RC. Both products provide fast, accurate, repeatable measurements for manufacturers of silicon wafers, computer chips and memory devices. This industry demands manufacturing precision to increase performance and capacity and these products help achieve those goals. Silicon wafers are carefully cut and polished to provide the base upon which a computer or memory chip is produced. Therefore, chip manufacturing is extremely dependent on the beginning surface roughness of the wafer. Since all silicon wafers exhibit a microscopic level of surface roughness, stemming from chemical deposition, grinding, polishing, etching, or any number of other production techniques, some method of measuring these surface characteristics is required. The Company’s wafer measurement products provide a way for customers in this industry to quantify and control their manufacturing process. The system provides measurements to less than 0.5 Angstroms, a level unachievable by competing devices.

Distance Measurement and Dimensional Sizing Products

These laser-based products, utilizing both triangulation and time-of-flight methods of measurement, are used in a wide range of industrial applications including manufacturing, lumber production, steel casting, glass and paper production, medical imaging, crane control and micron-level part and surface inspection. Presently, there are six AccuRange (AR) product lines: the AR1000, AR3000 and AR4000 distance measurement sensors, the AR4000 Line Scanner and the AR700 and AR200 series of triangulating laser displacement sensors.

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

The AR1000 and AR3000 distance measurement lasers utilize pulsed time of flight measurement principles to accurately measure distances of up to 30 meters (up to 300 meters with retro reflective tape) with the AR1000 and up to 300 meters (3000 meters with retro reflective tape) with the AR3000. Both products are highly versatile, able to measure distances both indoors and outdoors. Applications include load confirmation, lumber positioning, crane monitoring, fill level measurement, velocity measurement and laser altimeter.

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

The AR700 is a new series of triangulation laser displacement sensors that provides superior performance in terms of accuracy, repeatability, and sample speed. The AR700 boasts output speeds up to 9400 Hz and resolutions as low as one sixth of a micrometer. The laser will output 9400 distance readings in a single second. The unit is also very compact, measuring approximately 80% smaller than its predecessor, the AR600. Model variations permit applications up to 50 inches in range. Applications include high speed road profiling, product dimensional or thickness measurement, rubber thickness measurement, lumber or plywood thickness measurement, carton dimensioning and product positioning.

The AR200 line is the Company’s most compact series of triangulating laser displacement sensors. Four models cover metric measurement ranges from six to fifty millimeters. All models boast a 1/500 accuracy rating for measurements within twelve microns. The AR200 sensor is the only sensor of its kind to feature pushbutton selection of output signals. All models are standard with analog, limit switch and serial outputs. The AR200 sensors, much like the longer-range AR700 sensors, project a beam of visible laser light that creates a spot on the target surface. Reflected light from the surface is viewed from an angle by a line scan camera and the target’s distance is computed from the image pixel data. The AR200-6M, -12M, -25M and -50M have ranges in millimeters that match their model number. The AR200 displacement sensor cannot be overloaded and measures accurately even when a mirror reflects the entire light beam back to the detector.

Remote Tank Monitoring Products

The Company’s primary product for this new market is called Xact™. The Xact product utilizes ultrasonic technology to detect and measure the capacity and volume of large chemical storage tanks, such as liquid propane tanks. Each sensor, which is affixed to the exterior of the underside of each tank, produces a small electrical pulse, or a “ping,” through the tank’s steel shell, which is reflected off the bottom surface of the liquid stored in the tank in the form of an echo that is detected. The time of flight between the “ping” and the echo is then calculated to determine, based upon additional data regarding tank size and shape, the volume of liquid the tank contains. This information is then remotely transmitted via a satellite transceiver that is affixed to the top of the tank to a secure website on the internet, processed using proprietary software and displayed on that website. Each tank can be remotely monitored simultaneously anywhere in the world. The user has the ability to individually set the time the volume of each tank is to be measured simply by adjusting the settings for each tank as provided on the website. Initial sales of the Xact product are expected to occur during the first quarter of Fiscal 2010.

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

In Fiscal 2009, 2008 and 2007, net sales of Measurement products totaled $2.5 million, $3.0 million and $4.0 million, respectively, and accounted for 27%, 26%, and 33% of the Company’s total sales in Fiscal 2009, 2008 and 2007, respectively. See Note 6 to Consolidated Financial Statements.

Competition

Management believes its surface measurement products are one of only a few systems that provide fast, accurate, repeatable microroughness measurements for computer hard disk manufacturers and the silicon wafer industry. The Company believes its surface measurement products are currently the only systems that can provide measurements to a few hundredths of an angstrom (Å-a unit of measure equal to 1 hundred-millionth of a centimeter) with reproducibility +/- 0.2Å or 1% and repeatability of +/-0.1Å. There are differences between our surface measurement products and other optical techniques (which include profilometers, scanning tunneling microscopes, atomic force microscopes or interferometers). These other technologies require the intervention of a skilled operator and perform measurements relatively slowly, whereas our surface measurement product is much simpler and, consequently, can make measurements more rapidly while still maintaining excellent repeatability and accuracy. Stylus profilometers are simpler devices which require less skilled operators. However, measurements must be conducted under vibration isolation conditions, and large areas require numerous scans; thus, stylus profilometers are generally destructive to soft materials such as most coated optics.

The market for distance measurement and dimensional sizing products is extremely competitive, characterized by rapidly changing technology. The Company believes the principal elements of competition include quality of ongoing technical support and maintenance coupled with responsiveness to customer needs, as well as price, product quality, reliability and performance. The differences between the Company’s sensors and competitive products include pushbutton selection of output signals in certain models and sensors that can be programmed using serial commands through a PC computer. The AR200 displacement sensor cannot be overloaded and measures accurately even when a mirror reflects the entire light beam back to the detector.

Competitive surface measurement products and dimensional sizing products come from established multinational competitors, some of which are significantly larger and have greater financial, engineering, manufacturing and marketing resources. Company pricing is geared to obtaining market share and meeting competitive supplier prices. The market strategy is to establish measurement products as products with the best quality, reliability and performance and superior economic value.

Sales by Geographic Area

In Fiscal 2009, 2008 and 2007, the Company recorded net sales of its products in the United States, its country of domicile, of $4.8 million, $6.0 million and $5.9 million, respectively. Net sales in the last three fiscal years by geographic areas are:

	North America	Europe	Asia	Others
Fiscal 2009	$5,075,254	$1,370,388	$2,722,762	$332,804
Fiscal 2008	$6,305,626	$1,842,008	$2,811,167	$462,456
Fiscal 2007	$6,055,129	$2,098,677	$2,702,531	$1,025,739

Business and Marketing Strategy

The Company designs, manufactures and markets all of its products with operations divided into a number of different areas.

Balancer Segment Products

The Company markets and sells the Balancer segment products in a variety of ways. First are the channels provided by independent manufacturers’ representatives and distributors. There are currently approximately 100 individuals and/or organizations throughout the world acting in one of these capacities, including approximately 25 in the United States and 30 in China.

Second, OEMs incorporate the Balancer segment products on the machine tools they produce. Users thus purchase the Balancer segment products concurrently with the machine tools. Conversely, end users of grinding machines that have purchased the SBS system directly from the Company, and after enjoying the benefits of the products, often request that SBS products be included with the new equipment they order from OEMs. The SBS Systems are often installed by machine builders prior to displaying their own machine tools at various trade shows, becoming endorsements that prove beneficial to the Company’s sales efforts.

Third, worldwide trade shows have proven to be an excellent source of business. Company representatives, usually one or more of the marketing managers and the CEO or President, attend these events along with local Company representatives. These individuals operate a display booth featuring an SBS System demonstration stand and product and technical literature. Representatives from all facets of the Company’s target markets attend these trade shows.

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

Measurement Segment Products

Similar to the Balancer segment, the Measurement segment uses a variety of methods to market and sell its products. First, a Marketing Manager directs the overall worldwide marketing efforts for surface measurement products. Second, both a marketing and a sales manager, direct the overall worldwide marketing and sales efforts for distance measurement and dimensional sizing products. Third, the Company has an exclusive distribution agreement with a company in Asia for the promotion and sale of surface measurement products in China, Taiwan, Malaysia, Singapore, Thailand and the Philippines. In addition, there are distribution agreements with one company in Japan and two in Korea. Trade shows also represent a significant amount of marketing/sales effort. Company representatives operate a display booth featuring demonstrations of Measurement segment products along with product and technical literature. Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows. Finally, one of the best marketing channels is the testing laboratory. Once customers see the capabilities of the technology, it can lead to orders for the Company’s laser based light scatter measurement products.

All Measurement segment products are assembled in the Portland, Oregon facility and shipped worldwide directly to customers. The Balancer and Measurement segment customer bases each consist of over 250 companies.

Backlog

The Company does not generally track backlog. Normally, orders are shipped within a few days after receipt unless the customer requests otherwise.

Manufacturing

There are no unique sources of supply or raw materials in any product lines. Essential electronic components, available in large quantities from various suppliers, are assembled into the Balancing and Measurement electronic control units under the Company’s quality and assembly standards. Company-owned software and firmware are coupled with the electronic components to provide the basis of the Company’s various electronic control units. Management believes several supply sources exist for all electronic components and assembly work incorporated into its electronic control systems. The primary outside supplier of electronic assemblies is Silicon Forest Electronics of Vancouver, Washington, a custom supplier of assembled electronic products for several Pacific Northwest companies. In the event of supply problems, the Company believes that two or three alternatives could be developed within thirty days.

Mechanical parts for the Company’s products are produced by high quality machine shops. The Company is not dependent on any one supplier of mechanical components. Principal suppliers of components for the Company’s products include Eagle Industries of Newberg, Oregon; Asco Machine, Inc. of Vancouver, Washington; Davis Tool of Portland, Oregon; and Forest City Gear of Roscoe, Illinois.

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

The Company’s Quality Control Program first received full ISO 9001 certification in 1996. On November 4, 2005, the Company received its certification to the newer ISO 9001:2000 requirements and received its recertification in December 2008.

Proprietary Technology

The Company’s success depends in part on its proprietary technology, which the Company protects through patents, copyrights, trademarks, trade secrets and other measures. The Company has U.S. patents covering both Balancer and Measurement products, processes and methods that the Company believes provide it with a competitive advantage. The Company has a policy of seeking patents where appropriate on inventions concerning new products and improvements developed as part of its ongoing research, development and manufacturing activities. While patents provide certain legal rights of enforceability, there can be no assurance the historic legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses as to issued patents will, in fact, be considered substantial in the future. There can be no assurance as to the degree and range of protection any patent will afford and whether patents will be issued or the extent to which the Company may inadvertently infringe upon patents granted to others.

“SBS,” “SMS,” Acuity” and “Xact” are trademarks and are affixed to all products and literature created in the Company’s balancer, measurement and Xact product lines, respectively.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of its business segments. The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments. In the past fiscal year, the Company has developed and introduced the AR700, a new series of triangulation laser displacement sensors intended to replace the existing line of AR600 sensors. The AR700 provides performance advanced over the AR600 in accuracy, repeatability, and sample speed.

During Fiscal 2009, 2008 and 2007, the Company’s research and development expense totaled $1.0 million, $628,000 and $88,000, respectively. The Fiscal 2009 increase in product development costs relates primarily to the acquisition of the Xact product technology and further development of that technology. We expect to start selling these new Xact products during the first quarter of Fiscal 2010.

Employees

As of August 1, 2009, the Company employed 41 individuals worldwide on a full-time basis. There were no regular part-time employees. None of the Company’s employees is covered by a collective bargaining agreement.

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

The general economic conditions and the global financial crisis may adversely affect the Company’s business, operating results and financial condition

The Company’s operations and performance depend significantly on worldwide economic conditions, particularly in the manufacturing sector, and their impact on levels of capital investment, which have recently deteriorated significantly and may remain depressed, or be subject to further deterioration. Economic factors that could adversely influence demand for the Company’s products include uncertainty about global economic conditions leading to reduced levels of investment, customers’ and suppliers’ access to credit, unemployment and other macroeconomic factors affecting commercial and industrial spending behavior.

The recent distress in the financial markets and global economy has resulted in reduced liquidity and a tightening of credit markets. As a result of these conditions, the Company could experience several potential adverse effects, including the inability of customers to obtain credit to finance purchases of the Company’s products, the insolvency of customers resulting in reduced sales and bad debts, and the insolvency of key suppliers resulting in product development and production delays.

The Company’s primary markets are volatile and unpredictable

The Company’s business depends on the demand for our various products in a variety of commercial and industrial markets. In the past, demand for our products in these markets has fluctuated due to variety of factors, some of which are beyond our control, including: general economic conditions, both domestically and internationally, the timing, number and size of orders from, and shipments to, our customers as well as the relative mix of those orders and variations in the volume of orders for a particular product line in a particular quarter.

The introduction of the Xact™ tank monitoring system may not become commercially viable and satisfy expected demand

On May 13, 2009, the Company announced the introduction of the Xact™ tank monitoring system for measuring fill levels of industrial liquefied propane tanks and communicating that data via satellite to a secure web site. Although the initial acquisition and further development of the Xact™ product has negatively impacted current operating results, the product should allow the Company to enter new measurement markets and is expected to add sales and profits to the Company in future years. However, the introduction of the Xact™ product may not be successful, anticipated market demand for the product may not materialize and additional product or market opportunities may not be identified and developed and brought to market in a timely and cost-effective manner, each of which could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

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

Changes in the effective tax rate may have an adverse effect on the Company’s results of operations

The Company’s future effective tax rate may be adversely affected by a number of factors including: the jurisdictions in which profits are determined to be earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretations of such tax laws and changes in generally accepted accounting principles.

Changes in securities laws and regulations have increased and will continue to increase Company expenses

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and will continue to increase Company expenses as the Company devotes resources to ensure compliance with all applicable laws and regulations. In particular, the Company will incur significant additional administrative expense and a diversion of management’s time in Fiscal 2010 to implement Section 404 of the Sarbanes-Oxley Act which requires management to report on, and the Company’s independent registered public accounting firm to ultimately attest to, our internal control over financial reporting. The Company may also incur additional fees necessary for them to provide their attestation. In addition, the NASDAQ Capital Market, on which the Company’s common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. The Company may be required to hire additional personnel and use outside legal, accounting and advisory services to address these laws, rules and regulations. The Company also expects these developments to make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and the Company may be required to accept reduce coverage or incur substantially higher costs to obtain coverage. Further, Company board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect the Company.

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

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings totaling approximately 40,500 square feet. SEL occupies a 755-square foot facility in Coventry, England pursuant to a two year lease beginning May 7, 2009 with a basic monthly rent of £975 (approximately $1,575 as of May 31, 2009).

Item 3.	Legal Proceedings

There are no material legal proceedings currently pending against the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended May 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “SMIT.”

The following tables set forth the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Capital Market for the periods indicated.

Year Ended May 31, 2009	High	Low
First Quarter	$6.40	$4.50
Second Quarter	$7.08	$4.25
Third Quarter	$4.68	$3.00
Fourth Quarter	$3.75	$2.55

Year Ended May 31, 2008	High	Low
First Quarter	$11.69	$7.50
Second Quarter	$7.80	$6.01
Third Quarter	$7.01	$5.52
Fourth Quarter	$6.38	$5.30

As of August 1, 2009, there were 2,870,160 shares of Common Stock outstanding held by approximately 175 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 1,750 individual holders of shares of Common Stock.

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

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2009:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	a	b	c
Equity compensation plans approved by security holders	218,609	$3.32	238,875
Equity compensation plans not approved by security holders	—	—	—

	218,609	$3.32	238,875

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

In thousands, except per share information

Year Ended

	5/31/09	5/31/08	5/31/07	5/31/06	5/31/05
Sales	$9,501	$11,421	$11,882	$11,503	$10,591
Net Income (Loss)	$(2,154)	$1,103	$1,285	$1,350	$1,608
Net Income (Loss) Per Share, Basic	$(.75)	$.40	$.49	$.52	$.64
Weighted Average No. Shares, Basic	2,870	2,725	2,649	2,606	2,528
Net Income (Loss) Per Share, Diluted	$(.75)	$.39	$.47	$.49	$.59
Weighted Average No. Shares, Diluted	2,870	2,834	2,763	2,746	2,709
Stockholders’ Equity	$11,718	$13,756	$11,365	$9,814	$7,979
Total Assets	$12,624	$15,247	$12,471	$10,927	$9,075
Long-term Debt (including current portion)	$—	$—	$—	$22	$53

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. designs, manufactures and markets computer controlled vibration detection and balancing equipment (the Balancer segment) to the worldwide machine tool industry and, through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., precision laser-based surface measurement products, laser-based distance measurement products and ultrasonic measurement systems (the Measurement segment) for a variety of industrial applications worldwide. The Company sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL) located in the United Kingdom. The Company is organized into two operating segments: the Balancer segment and the Measurement segment.

For the year ended May 31, 2009 (Fiscal 2009), total sales decreased $1.9 million or 16.8% to $9.5 million from $11.4 million in the year ended May 31, 2008 (Fiscal 2008). Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe. Balancer sales decreased $1.4 million or 17.2% to $7.0 million in Fiscal 2009 compared to $8.4 million in Fiscal 2008. The Fiscal 2009 decrease in worldwide balancer sales is due to lower volumes of shipments as the worldwide automotive industry has been severely impacted by the global economic downturn. The Measurement segment product line consists of both laser-based light-scatter and distance measurement and dimensional sizing products. Total Measurement sales decreased $477,000 or 15.9% to $2.5 million in Fiscal 2009 compared to $3.0 million in Fiscal 2008. The decrease is primarily due to the lower volumes of shipments of surface measurement products to disk drive and silicon wafer manufacturers.

During the third quarter of Fiscal 2008, the Company completed its acquisition of Xtero Datacom, Inc. (Xtero). The Company acquired Xtero’s business including its patented technologies that utilize ultrasonic measurement systems to remotely measure and report via satellite to a secure website the capacity and volumes of large chemical storage tanks anywhere in the world. This acquisition partially resulted in higher research and development costs of $391,000 during Fiscal 2009. These higher expenses negatively impacted operating results during Fiscal 2009.

Net loss was $2.2 million or $0.75 per fully diluted share for the year ended May 31, 2009 as compared to net income of $1.1 million or $0.39 per fully diluted share for the year ended May 31, 2008. Earnings per share for Fiscal 2009 as compared to the prior year were also negatively impacted due to the issuance of 200,000 shares of common stock used in connection with the acquisition of Xtero during the third quarter of Fiscal 2008.

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

Allowance for Doubtful Accounts—Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits for all customers are established based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. On a monthly basis, management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to the Company’s domestic and international customers. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all of the information presently available.

Inventories—As a designer and manufacturer of high technology systems, we are exposed to a number of economic and industry factors that could result in portions of our inventories becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to record inventory write-downs when conditions exist that suggest our inventories may be in excess of anticipated demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based upon a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis.

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

Intangible Assets—There is a periodic review of intangible and other long-lived assets for impairment. This review consists of the analysis of events or changes in circumstances that would indicate the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the forecasted future undiscounted net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.

Recently issued accounting pronouncements

Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Year Ended May 31,
	2009		2008		2007
Balancer sales	$6,971,079	73.4%	$8,414,120	73.7%	$7,923,627	66.7%
Measurement sales	2,530,129	26.6%	3,007,137	26.3%	3,958,449	33.3%

Total sales	9,501,208	100.0%	11,421,257	100.0%	11,882,076	100.0%
Cost of sales	5,361,088	56.4%	5,305,144	46.4%	5,254,205	44.2%

Gross profit	4,140,120	43.6%	6,116,113	53.6%	6,627,871	55.8%

Operating expenses:
General, administration and sales	5,033,617	53.0%	4,628,003	40.5%	4,770,996	40.2%
Research and development	1,019,440	10.7%	628,150	5.5%	88,425	0.7%

Total operating expenses	6,053,057	63.7%	5,256,153	46.0%	4,859,421	40.9%

Operating income (loss)	(1,912,937)	(20.1%)	859,960	7.5%	1,768,450	14.9%
Other income	49,682	0.5%	251,282	2.2%	226,375	1.9%

Income (loss) before income taxes	(1,863,255)	(19.6%)	1,111,242	9.7%	1,994,825	16.8%
Provision (benefit) for income taxes	290,269	3.1%	8,138	0.1%	710,000	6.0%

Net income (loss)	$(2,153,524)	(22.7%)	$1,103,104	9.7%	$1,284,825	10.8%

Sales—Sales in the Balancer segment decreased $1.4 million, or 17.2%, to $7.0 million for Fiscal 2009 compared to $8.4 million for Fiscal 2008. This decrease is primarily due to decreased sales in North America and Europe during the year. North American sales decreased $1.0 million, or 25.1%, in Fiscal 2009 compared to the prior year. European sales decreased $411,000, or 25.9%, in Fiscal 2009 compared to Fiscal 2008. Market demand in Asia for the Balancer segment products was flat with that region showing a decrease of $22,000, or 0.8%, for Fiscal 2009 compared to the prior year. The decreases in North America and Europe are primarily due to lower volumes of shipments caused by weaknesses in the global economy and softening of the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry. The European market is also negatively impacted by greater competition with other European companies. The global economic crisis has not impacted the Chinese market as much as other regions of the world resulting in relatively flat sales in Asia. As with the North American market, the duration of the strength or weakness in demand in Asia and Europe cannot be forecasted with any certainty given the weaknesses in the global economy.

Sales in the Measurement segment decreased $477,000, or 15.9%, to $2.5 million in Fiscal 2009 compared to $3.0 million in Fiscal 2008. The decrease is primarily due to the lower volumes of shipments of laser-based surface measurement products to disk drive and silicon wafer manufacturers. These industries have undergone significant consolidation as manufacturers merged or exited the markets resulting in a redeployment of equipment rather than making additional investments in capital equipment. Fiscal 2009 sales of laser-based dimensional sizing products increased slightly, $18,000 or 0.9%, as compared to Fiscal 2008.

Sales in the Balancer segment increased $490,000, or 6.2%, to $8.4 million for Fiscal 2008 compared to $7.9 million for Fiscal 2007. This increase is primarily due to increased sales in North America and Asia during the year. North American sales increased $401,000, or 11.2%, in Fiscal 2008 compared to the prior year. Market demand in Asia for the Balancer segment products remained strong with that region showing an increase of $327,000, or 13.4%, for Fiscal 2008 compared to the prior year. European sales decreased $68,000, or 4.1%, in Fiscal 2008 compared to Fiscal 2007. The increase in North American and Asian sales is primarily the result of a recovery from softer balancer sales experienced over the past two years due to weaknesses in the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry. The European market has continued its recent weakness due to the economic conditions in these manufacturing industries and greater competition with other European companies. As with the North American market, the duration of the stronger demand in Asia and the weaker conditions in the European cannot be forecasted with any certainty.

Sales in the Measurement segment decreased $951,000, or 24.0%, to $3.0 million in Fiscal 2008 compared to $4.0 million in Fiscal 2007. The decrease is primarily due to the lower volumes of shipments of surface measurement products to disk drive and silicon wafer manufacturers. These industries have undergone significant consolidation as manufacturers merged or exited the markets resulting in a redeployment of equipment rather than making additional investments in capital equipment. Fiscal 2008 sales of laser-based distance measurement and dimensional sizing products increased slightly, $5,000, as compared to Fiscal 2007.

Gross margin—Gross margin for Fiscal 2009 decreased to 43.6% as compared to 53.6% for Fiscal 2008. This decrease is due to changes in the product sales mix shifting towards lower margin products and increases in reserves for excess and obsolete inventory. Balancer margins were also negatively impacted as a result of higher sales in foreign markets as a large portion of those sales are made through distributors who receive favorable pricing. Gross margin for Fiscal 2008 decreased to 53.6% as compared to 55.8% for Fiscal 2007. This decrease is due to the product sales mix shifting towards lower margin products.

Operating expenses—Operating expenses increased $797,000, or 15.2%, to $6.1 million for Fiscal 2009 as compared to $5.3 million for Fiscal 2008. General, administrative and selling expenses increased $406,000 or 8.8% for Fiscal 2009 as compared to Fiscal 2008. This increase is primarily due to higher personnel costs resulting from increased headcount, higher stock based compensation and higher amortization expenses related to the identifiable intangible assets acquired from Xtero, offset by lower commissions related to the decrease in sales. Research and development expenses increased $391,000 or 62.3% as compared to the prior year primarily due to new product development associated with the technologies acquired from Xtero and new product development related to existing product lines. Operating expenses increased $397,000, or 8.2%, to $5.3 million for Fiscal 2008 as compared to $4.9 million for Fiscal 2007. This increase is primarily due to increased research and development expenses of $540,000 related to technologies acquired from Xtero and expenses associated with the implementation of Section 404 of the Sarbanes-Oxley Act offset by lower personnel costs in general, administrative and sales expenses.

Other income—Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $74,000, $227,000 and $206,000 in Fiscal 2009, 2008 and 2007, respectively. Interest income has decreased due to lower investment balances and lower interest rates. Foreign currency exchange loss was $24,000 in Fiscal 2009. Foreign currency exchange gain was $25,000 and $21,000 in Fiscal 2008 and 2007, respectively.

Income tax provision—The effective tax rate in Fiscal 2009 was 15.6%. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to research and experimentation credits, lower effective tax rates on net income reported by SEL and the effect of changes in tax contingencies offset by changes in the deferred tax valuation allowance, the expiration of capital loss carryforwards, a foreign jurisdiction statutory gain exclusion and certain expenses not deductible for income tax reporting. The effective tax rate in Fiscal 2008 was 0.7%. The effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to export tax incentives claimed during the year related to prior years, domestic manufacturing deduction, lower effective tax rates on net income reported by the Company’s wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom, the net tax benefits related to a gain exclusion provision provided in Canada on the sale technology from the Canadian subsidiary to a US subsidiary and a reduction in the valuation allowance offset by certain expenses not deductible for income tax reporting. The effective tax rate was 35.6% for Fiscal 2007. Our effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to certain expenses not deductible for income tax reporting offset by lower effective tax rates on net income reported by SEL. The effective tax rate of 24.3% in Fiscal 2006 differs from the federal statutory tax rate primarily due to a reduction in the valuation allowance. Management believes the effective tax rate on consolidated net income in future periods will reflect a normal combined state and federal rate, net of the effect from expenses not deductible for income tax reporting purposes.

Net income—Net income decreased $3.3 million to a net loss of $2.2 million, or $0.75 per diluted share, for Fiscal 2009 as compared to net income of $1.1 million, or $0.39 per diluted share, for Fiscal 2008. Net income decreased due primarily to lower sales, lower gross profit and higher operating expenses during Fiscal 2009. Net income decreased $182,000, or 14.1% to $1.1 million, or $0.39 per diluted share, for Fiscal 2008 as compared to $1.3 million, or $0.47 per diluted share, for Fiscal 2007. Net income decreased due primarily to lower sales, lower gross profit and higher research and development expenses offset by a lower tax provision during Fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $615,000 to $9.3 million as of May 31, 2009 compared to $9.9 million as of May 31, 2008. Cash, cash equivalents and available for sale short term investments decreased $1.3 million to $4.2 million as of May 31, 2009 from $5.5 million as of May 31, 2008. As of May 31, 2009, the Company had $4.2 million in cash and cash equivalents on hand compared to $3.0 million at May 31, 2008. As of May 31, 2009, the Company had no short term investments compared to $2.5 million at May 31, 2008. The Company moved their short term investments to money market funds as they matured during Fiscal 2009.

Cash used in operating activities was $1.2 million in Fiscal 2009 as compared to cash provided by operating activities of $890,000 in Fiscal 2008. The decrease was primarily due to decreases in net income, deferred taxes, accounts payable and taxes payable offset by increases in accounts receivable, depreciation and amortization, stock based-compensation, income taxes receivable and other accrued liabilities.

At May 31, 2009, we had accounts receivable of $1.1 million as compared to $1.6 million at May 31, 2008. The decrease in accounts receivable was due to lower sales in the fourth quarter of 2009 as compared to the fourth quarter in the prior year. At May 31, 2009, income taxes receivable were $334,000 due to the net loss incurred during Fiscal 2009. At May 31, 2009, total current liabilities decreased $495,000 to $906,000 as compared to $1.4 million at May 31, 2008. The decrease is primarily due to the timing of payments and decreases in taxes payable due to the net loss incurred as compared to the prior year.

During the year ended May 31, 2009, net cash provided by investing activities was $2.3 million, which consisted of net maturities of short-term investments of $2.5 million offset by additions to property and equipment of $172,000. Additions to property and equipment consisted primarily of new manufacturing and office equipment.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of May 31, 2009), or LIBOR plus 2.0%, (2.32% as of May 31, 2009). The agreement expires on March 1, 2011. There were no outstanding balances on the line of credit at May 31, 2009 and 2008.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2009. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of May 31, 2009. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For Fiscal 2009, 2008 and 2007, results of operations included gains (losses) on foreign currency translation of ($24,000), $25,000 and $21,000, respectively. The foreign exchange gains or losses in Fiscal 2009, 2008 and 2007 were primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8.	Financial Statements and Supplementary Data

Schmitt Industries, Inc.

Consolidated Balance Sheets

	May 31, 2009	May 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$4,174,335	$3,020,131
Short-term investments	—	2,499,863
Accounts receivable, net	1,110,850	1,590,975
Inventories	3,866,971	3,910,431
Prepaid expenses	171,178	100,614
Income taxes receivable	330,134	—
Deferred tax asset	—	158,810

	9,653,468	11,280,824

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,564,880	1,548,104
Furniture, fixtures and equipment	1,037,346	918,232
Vehicles	90,452	95,848

	2,991,678	2,861,184
Less accumulated depreciation and amortization	(1,563,840)	(1,409,405)

	1,427,838	1,451,779

Other assets
Long-term deferred tax asset	—	194,443
Intangible assets, net	1,542,694	2,800,437

	1,542,694	2,994,880

TOTAL ASSETS	$12,624,000	$15,727,483

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$335,609	$528,485
Accrued commissions	172,755	233,943
Accrued payroll liabilities	228,887	78,707
Other accrued liabilities	168,325	254,742
Income taxes payable	—	304,201

Total current liabilities	905,576	1,400,078

Long-term liabilities	—	570,942
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,870,160 shares issued and outstanding at both May 31, 2009 and May 31, 2008	9,545,678	9,370,352
Accumulated other comprehensive loss	(183,629)	(123,788)
Retained earnings	2,356,375	4,509,899

Total stockholders’ equity	11,718,424	13,756,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,624,000	$15,727,483

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

Consolidated Statements of Operations

	Year Ended May 31,
	2009	2008	2007
Net sales	$9,501,208	$11,421,257	$11,882,076
Cost of sales	5,361,088	5,305,144	5,254,205

Gross profit	4,140,120	6,116,113	6,627,871

Operating expenses:
General, administration and sales	5,033,617	4,628,003	4,770,996
Research and development	1,019,440	628,150	88,425

Total operating expenses	6,053,057	5,256,153	4,859,421

Operating income (loss)	(1,912,937)	859,960	1,768,450
Other income	49,682	251,282	226,375

Income (loss) before income taxes	(1,863,255)	1,111,242	1,994,825
Provision for income taxes	290,269	8,138	710,000

Net income (loss)	$(2,153,524)	$1,103,104	$1,284,825

Net income (loss) per common share, basic	$(0.75)	$0.40	$0.49

Weighted average number of common shares, basic	2,870,160	2,725,086	2,649,284

Net income (loss) per common share, diluted	$(0.75)	$0.39	$0.47

Weighted average number of common shares, diluted	2,870,160	2,834,158	2,763,061

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2009	2008	2007
Cash flows relating to operating activities
Net income (loss)	$(2,153,524)	$1,103,104	$1,284,825
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	410,653	238,984	205,911
Loss on disposal of property and equipment	—	703	5,235
Deferred taxes	353,253	(405,895)	490,723
Stock based compensation	175,326	52,957	46,423
Tax benefit related to stock options	—	10,175	36,124
Excess tax benefit from stock based compensation	—	(10,202)	(56,843)
(Increase) decrease in:
Accounts receivable	416,604	(127,611)	549,186
Inventories	20,554	(220,068)	(441,984)
Prepaid expenses	(72,462)	(29,354)	6,489
Income taxes receivable	(330,134)	—	—
Increase (decrease) in:
Accounts payable	(183,508)	184,331	(73,013)
Accrued liabilities and customer deposits	485,037	(62,357)	(4,200)
Income taxes payable	(304,201)	155,598	81,871

Net cash provided by (used in) operating activities	(1,182,402)	890,365	2,130,747

Cash flows relating to investing activities
Purchase of short-term investments	(1,019,199)	(10,059,693)	(11,478,710)
Maturities of short-term investments	3,519,062	11,524,479	9,500,000
Purchase of property and equipment	(171,733)	(386,016)	(197,235)
Advances and payments on asset acquisition	—	(484,158)	—
Proceeds from sale of property and equipment	—	100	5,000
Advance on convertible promissory note	—	—	(200,000)

Net cash provided by (used in) investing activities	2,328,130	594,712	(2,370,945)

Cash flows relating to financing activities
Repayments on long-term obligations	—	—	(21,612)
Common stock issued on exercise of stock options	—	13,104	84,728
Excess tax benefit from stock based compensation	—	10,202	56,843

Net cash provided by financing activities	—	23,306	119,959

Effect of foreign exchange translation on cash	8,476	(1,313)	81,228

Increase (decrease) in cash and cash equivalents	1,154,204	1,507,070	(39,011)
Cash and cash equivalents, beginning of period	3,020,131	1,513,061	1,552,072

Cash and cash equivalents, end of period	$4,174,335	$3,020,131	$1,513,061

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$92,190	$247,842	$143,734

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

Consolidated Statements of Changes in Stockholders’ Equity And Comprehensive Income

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income (loss)
Balance, May 31, 2006	2,625,045	$7,946,976	$(220,051)	$2,087,506	$9,814,431
Stock options exercised and related tax benefit of $36,124	39,374	120,852	—	—	120,852
Stock based compensation	—	46,423	—	—	46,423
Net income	—	—	—	1,284,825	1,284,825	$1,284,825
Other comprehensive income	—	—	98,001	—	98,001	98,001

Balance, May 31, 2007	2,664,419	$8,114,251	$(122,050)	$3,372,331	$11,364,532
Comprehensive income, year ended May 31, 2007						$1,382,826

Adoption of FIN 48	—	—	—	34,464	34,464
Stock options exercised and related tax benefit of $10,175	5,764	23,279	—	—	23,279
Stock based compensation	—	52,957	—	—	52,957
Common stock issued in connection with asset acquisition	199,977	1,179,865	—	—	1,179,865
Net income	—	—	—	1,103,104	1,103,104	$1,103,104
Other comprehensive loss	—	—	(1,738)	—	(1,738)	(1,738)

Balance, May 31, 2008	2,870,160	$9,370,352	$(123,788)	$4,509,899	$13,756,463
Comprehensive income, year ended May 31, 2008						$1,101,366

Stock based compensation	—	175,326	—	—	175,326
Net loss	—	—	—	(2,153,524)	(2,153,524)	$(2,153,524)
Other comprehensive loss	—	—	(59,841)	—	(59,841)	(59,841)

Balance, May 31, 2009	2,870,160	$9,545,678	$(183,629)	$2,356,375	$11,718,424

Comprehensive loss, year ended May 31, 2009						$(2,213,365)

The accompanying notes are an integral part of these consolidated statements

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements

For The Years Ended May 31, 2009, 2008 and 2007

NOTE 1

SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Schmitt Industries, Inc. (the Company) designs, manufactures, and markets computer controlled vibration detection and balancing equipment primarily to the machine tool industry. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., the Company designs, manufactures and markets precision laser-based surface measurement systems for the disk drive, silicon wafer and optics industries; laser-based distance measurement and dimensional sizing products for a wide variety of commercial and industrial applications; and ultrasonic measurement products that accurately measure the fill levels of large liquefied propane tanks and transmit that data via satellite to a secure web site.

Principles of Consolidation

These consolidated financial statements include those of the Company and its wholly owned subsidiaries: Schmitt Measurement Systems, Inc. (SMS), Schmitt Europe, Ltd. (SEL) and Schmitt Industries (Canada) Limited. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

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

Cash Equivalents

The Company generally invests excess cash in money market funds and investment grade highly liquid securities. The Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. The Company’s cash consists of demand deposits in large financial institutions. At times, balances may exceed federally insured limits.

Short-Term Investments

At May 31, 2009, short-term investments were $0. At May 31, 2008, short-term investments of $2,499,863 were classified as available-for-sale. The carrying amount of short-term investments is stated at cost, which approximates fair market value because of their short maturities. There were no related unrealized holding gains or losses at May 31, 2009 and 2008.

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, included but not limited to payment history, published credit reports and use of credit references. Management performs various analyses

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2009, 2008 and 2007

to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $38,233 and $26,584 as of May 31, 2009 and 2008, respectively.

Inventory

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of May 31, 2009 and 2008, inventories consisted of:

	May 31, 2009	May 31, 2008
Raw materials	$1,525,618	$1,784,580
Work-in-process	730,609	722,223
Finished goods	1,610,744	1,403,628

	$3,866,971	$3,910,431

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture fixtures, and equipment; three years for vehicles; and twenty-five years for buildings and improvements. Expenditures for maintenance and repairs are charged to expense as incurred.

Foreign Currency Translation

Financial statements for the Company’s subsidiaries outside the United States are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are included as a separate component of stockholders’ equity titled “Accumulated Other Comprehensive Loss.” Transaction gains and losses are included in net income (loss).

Advertising

Advertising costs included in general, administrative and selling, are expensed when the advertising first takes place. Advertising expense was $82,512, $107,539 and $112,562 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2009, 2008 and 2007

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 1, 2006, the first day of our 2007 fiscal year. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The compensation cost for awards granted on or after June 1, 2006 follow the provisions of SFAS 123(R) to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

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

Intangible Assets

Amortizable intangible assets, purchased technology and patents, are amortized over their estimated useful lives ranging from eleven to seventeen years. As of May 31, 2009 and 2008, amortizable intangible assets were $2,085,363 and $3,128,127 net of accumulated amortization of $542,669 and $327,690, respectively. Amortization expense is expected to be approximately $139,000 in Fiscal 2010 through 2012, $106,000 in Fiscal 2013 and $105,000 in Fiscal 2014.

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

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2009, 2008 and 2007

Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2009, management did not believe impairment, as defined above, existed.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 86,187 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the year ended May 31, 2009.

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

For The Years Ended May 31, 2009, 2008 and 2007

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

In May 2009, the FASB issued SFAS No 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and will be adopted by the Company in the first quarter of Fiscal 2010. The Company does not expect the adoption of SFAS 165 will have a material effect on its consolidated results of operations or its financial condition.

NOTE 2

LINE OF CREDIT

In February 2009, the Company renewed its $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles which expires on March 1, 2011. Interest is payable at the bank’s prime rate (3.25% as of May 31, 2009) or LIBOR plus 2.0%, (2.32% as of May 31, 2009). There were no outstanding balances on the line of credit at May 31, 2009 and 2008.

NOTE 3

LONG-TERM OBLIGATIONS

As of May 31, 2009, there were no outstanding obligations under capital leases or purchase contracts. The Company leases certain facilities and equipment to support operations under non-cancelable operating leases and other contractual obligations. Total rent expense for the years ended May 31, 2009, 2008 and 2007 amounted to $36,394, $32,370 and $64,824, respectively.

The approximate future minimum commitments under leases and contractual obligations for each of the years ending May 31 are as follows:

Years ending May 31,
2010	$36,424
2011	18,211
Thereafter	—

NOTE 4

INCOME TAXES

The provision for income taxes is as follows:

	Years ended May 31,
	2009	2008	2007
Current	$(62,984)	$590,761	$226,000
Deferred	144,858	(507,623)	501,936
Change in valuation allowance	208,395	(75,000)	(17,936)

Total provision for income taxes	$290,269	$8,138	$710,000

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2009, 2008 and 2007

Deferred tax assets (liabilities) are comprised of the following components:

	2009	2008
Depreciation and amortization	$352,934	$(253,248)
Deferred taxes related to the decline in fair market value of long-term investment	—	694,696
Inventory related items	202,475	544,047
Other reserves and liabilities	53,976	49,934
Net operating loss carryforward	72,055	—
General business and other credit carryforward	213,054	—
Other deferred items, net	8,597	12,520

Gross deferred tax assets	903,091	1,047,949
Deferred tax asset valuation allowance	(903,091)	(694,696)

Net deferred tax asset	$—	$353,253

The net deferred tax asset is classified as follows:

	2009	2008
Current deferred tax asset	$—	$158,810
Long-term deferred tax asset	—	194,443

Net deferred tax asset	$—	$353,253

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax bases of assets and liabilities. During Fiscal 2009, the Company increased its valuation allowance $903,091 as a result of the write-down of deferred tax assets. This increase was partially offset by a decrease of $694,696 due to the expiration of the related capital losses. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent loss has been given more weight than projected future income when determining the need for a valuation allowance.

The Company has a federal net operating loss carryforward of approximately $10,000 which expires in 2029 along with the federal general business and other credit carryforwards. The Company has a state net operating loss carryforward of approximately $1.5 million which expires in 2024.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2009, 2008 and 2007

The provision (benefit) for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax income (loss) due to the following:

	Years ended May 31,
	2009	2008	2007
Statutory federal tax rate	(34.0)%	34.0%	34.0%
State taxes, net of federal benefit	(4.4)	4.4	4.4
Change in deferred tax valuation allowance	11.2	—	—
Expiration of capital loss carryforward	37.3	—	—
Stock-based compensation	3.2	1.6	.7
Domestic production incentives	—	(1.0)	(0.3)
Export tax incentives	—	(8.2)	—
R&E tax credits	(6.4)	—	—
Effect of foreign income tax rates	(1.6)	(12.0)	—
Foreign jurisdiction statutory gain exclusion	18.0	(25.0)	—
Effect of tax rate changes	—	5.6	—
Effect of changes in tax contingencies	(7.0)	—	—
Permanent and other differences	(0.7)	1.3	(3.2)

Effective tax rate	15.6%	0.7%	35.6%

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

On June 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a $34,464 decrease in the Company’s liability for unrecognized tax benefits, which was accounted for as an increase to the June 1, 2007 retained earnings balance. At June 1, 2007, the gross amount of unrecognized tax benefits was approximately $586,000, which included approximately $150,000 of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate. During the third quarter of Fiscal 2009, the Company completed an examination of its federal tax returns for the years ended May 31, 2005 through 2007. The Company recognized tax benefits of approximately $150,000 including interest and penalties during Fiscal 2009.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	2009	2008
Balance at beginning of year	$450,833	$489,599
Decrease for tax positions taken (payment of tax)	—	(38,766)
Decrease for tax positions settled	(450,833)	—

Balance at end of year	$—	$450,833

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2009, 2008 and 2007

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The Company’s accrual for interest and penalties was $96,500 upon adoption of FIN 48. The liability for interest and penalties decreased to $0 due to the completion of the federal examination. The liability for payment of interest and penalties increased to $120,000 as of May 31, 2008.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2007 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2006 and after are subject to examination. In Canada, tax years for 2005 and after are subject to examination. In the United States, returns related to an acquired subsidiary for the year ended October 31, 1994 and final return for the period ended May 19, 1995 are also subject to examination.

NOTE 5

COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (TMA), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the years ended May 31, 2009, 2008 and 2007 amounted to $19,352, $47,344 and $89,350, respectively.

NOTE 6

SEGMENT INFORMATION

The Company has two reportable business segments: the design and assembly of dynamic balancing systems and components for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: United States, Europe and Asia.

	Year Ended May 31,
	2009		2008		2007
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$7,689,975	$2,573,139	$9,192,824	$3,039,809	$8,587,432	$4,077,510
Intercompany sales	(718,896)	(43,010)	(778,704)	(32,672)	(663,805)	(119,061)

Net sales	$6,971,079	$2,530,129	$8,414,120	$3,007,137	$7,923,627	$3,958,449

Operating income (loss)	$(922,199)	$(990,738)	$1,053,310	$(193,350)	$697,330	$1,071,120

Intercompany rent expense (income)	$—	$—	$—	$—	$(30,000)	$30,000

Depreciation expense	$143,084	$52,591	$122,353	$36,968	$143,569	$27,734

Amortization expense	$—	$214,978	$—	$79,663	$—	$34,608

Advances on convertible note	$—	$—	$—	$—	$200,000	$—

Capital expenditures	$134,476	$37,257	$119,927	$265,989	$171,207	$26,028

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2009, 2008 and 2007

Geographic Information

	Year Ended May 31,
	2009	2008	2007
North America	$5,075,254	$6,305,626	$6,055,129
Europe	1,370,388	1,842,008	2,098,677
Asia	2,722,762	2,811,167	2,702,531
Other markets	332,804	462,456	1,025,739

Total Net Sales	$9,501,208	$11,421,257	$11,882,076

	Year Ended May 31,
	2009		2008		2007
	United States	Europe	United States	Europe	United States	Europe
Operating income (loss)	$(2,104,070)	$191,133	$495,483	$364,477	$1,475,710	$292,740

Depreciation expense	$195,518	$157	$152,916	$6,405	$159,953	$11,350

Amortization expense	$214,978	$—	$79,663	$—	$34,608	$—

Advances on convertible note	$—	$—	$—	$—	$200,000	$—

Capital expenditures	$171,733	$—	$385,916	$—	$196,787	$448

Segment and Geographic Assets

	May 31, 2009	May 31, 2008
Segment assets to total assets
Balancer	$4,674,279	$4,613,456
Measurement	3,445,253	5,140,166
Corporate assets	4,504,468	5,973,861

Total assets	$12,624,000	$15,727,483

Geographic assets to long-lived assets
United States	$1,427,838	$1,451,622
Europe	—	157

Total assets	$1,427,838	$1,451,779

Geographic assets to total assets
United States	$12,042,035	$15,224,281
Europe	581,965	503,202

Total assets	$12,624,000	$15,727,483

Note—Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2009, 2008 and 2007

NOTE 7

STOCK OPTIONS AND STOCK BASED COMPENSATION

The Board of Directors adopted the 2004 Stock Option Plan (2004 Plan) in August 2004 and the 1995 Stock Option Plan (1995 Plan) in December 1995, which plan was amended in August 1996 and restated in August 1998. An option granted under the 2004 Plan and/or 1995 Plan (the Plans) might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO). ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan. Options not meeting these limitations will be treated as NSOs. The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value. Vesting is at the discretion of the compensation committee of the Board of Directors, but is either 50% at grant date and 16.7% on each anniversary thereafter or 50% at grant date and 25% on each anniversary thereafter. The Company initially reserved 400,000 shares for issuance under the 1995 Plan and 300,000 shares for issuance under the 2004 Plan. The 1995 Plan expired in December 2005 and no additional options may be issued under the 1995 Plan, although expiration of the 1995 Plan did not affect the rights of persons who received stock grants under the 1995 Plan. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the years ended May 31, 2009, 2008 and 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, May 31, 2006. For those awards granted subsequent to June 1, 2006, compensation expense has been recognized in accordance with FAS123R. All outstanding options will expire no later than 2018.

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

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2009, 2008 and 2007

The Company has computed, to determine stock-based compensation expense recognized for the years ended May 31, 2009, 2008 and 2007, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123(R) using the following assumptions:

	Year ended May 31, 2009	Year ended May 31, 2008	Prior to May 31, 2006
Risk-free interest rate	4.0%	3.6%	3.8 - 4.45%
Expected life	4.8 years	4.8 years	4.0 - 4.7 years
Expected volatility	54.4%	56.7%	95-102%

Stock-Based Compensation Under FAS 123(R)

The total stock-based compensation expense recognized under SFAS 123(R) was $175,326, $52,957 and $46,423 during Fiscal 2009, 2008 and 2007, respectively. All stock-based compensation expense has been recorded as General, administration and sales expense in the Consolidated Financial Statements.

At May 31, 2009 the Company had a total of 218,609 outstanding stock options (168,609 vested and exercisable and 50,000 non-vested) with a weighted average exercise price of $3.32. The Company estimates that a total of approximately $93,420 will be recorded as additional stock-based compensation expense during the fiscal year ending May 31, 2010, for all options which are outstanding as of May 31, 2009, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	2.8	76,110	$1.20
62,499	2.30	5.0	62,499	2.30
5,000	5.80	6.4	5,000	5.80
75,000	6.16	9	25,000	6.12

218,609	$3.32	5.6	168,609	$2.47

Options granted, exercised, canceled and expired under the Company’s stock option plan during the years ended May 31, 2009, 2008 and 2007 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding—May 31, 2006	216,496	$2.52
Options granted	—	—
Options exercised	(39,374)	2.15
Options forfeited/cancelled	(1,251)	6.58

Options outstanding—May 31, 2007	175,871	2.57
Options granted	25,000	5.98
Options exercised	(5,764)	2.27
Options forfeited/cancelled	(6,623)	6.58

Options outstanding—May 31, 2008	188,484	2.89
Options granted	50,000	6.25
Options exercised	—	—
Options forfeited/cancelled	(19,875)	6.58

Options outstanding—May 31, 2009	218,609	3.32

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2009, 2008 and 2007

The weighted average grant date fair value of options granted during the year ended May 31, 2009 was $3.13. The total intrinsic value of outstanding and exercisable options at May 31, 2009 was $726,080 and $416,955, respectively. The total intrinsic value of options exercised during the years ended May 31, 2009, 2008 and 2007 was $0, $34,242 and $198,207, respectively.

NOTE 8

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended May 31, 2009:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2009
Basic earnings per share Loss available to common stockholders	$(2,153,524)	2,870,160	$(0.75)
Effect of dilutive securities stock options	—	—

Diluted earnings per share Loss available to common stockholders	$(2,153,524)	2,870,160	$(0.75)

Year ended May 31, 2008
Basic earnings per share Income available to common stockholders	$1,103,104	2,725,086	$0.40
Effect of dilutive securities stock options	—	109,072

Diluted earnings per share Income available to common stockholders	$1,103,104	2,834,158	$0.39

Year ended May 31, 2007
Basic earnings per share Income available to common stockholders	$1,284,825	2,649,284	$0.49
Effect of dilutive securities stock options	—	113,777

Diluted earnings per share Income available to common stockholders	$1,284,825	2,763,061	$0.47

NOTE 9

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may further make either a profit sharing contribution or a discretionary contribution. As of June 1, 2005, the Company resumed matching contributions in conjunction with employee contributions to the plan and made contributions totaling $55,122, $49,252 and $68,662 during Fiscal 2009, 2008 and 2007, respectively.

NOTE 10

RELATED PARTY TRANSACTIONS

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2009, 2008 and 2007

through October 2004. PulverDryer also buys certain products from the Company at normal prevailing rates. The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000. Product sales to PulverDryer during the fiscal years ended May 31, 2009, 2008 and 2007 totaled $2,367, $16,468 and $35,300, respectively.

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

$1,797,367

The allocation process requires an analysis and valuation of acquired assets, including deferred tax assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies. The values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of May 31, 2008, and may be adjusted as further information becomes available. Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, unidentified claims from suppliers or other contingent obligations, the amounts required to settle them, and the value of deferred tax assets

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2009, 2008 and 2007

and liabilities. Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the allocation period may result in adjustments to intangible assets. During the fourth quarter of Fiscal 2009, the Company filed tax returns in Canada related to this acquisition which resulted in changes to the preliminary values assigned to the deferred tax liabilities and the intangible asset. Based on the tax return filings and elections available to treat the Xtero acquisition as a purchase of assets for tax purposes, the tax basis of the underlying assets was increased which eliminated the deferred tax liability originally recognized at the acquisition date. As a result of the elimination of the deferred tax liability originally recorded, the value of the intangible asset decreased to $1,663,539.

Purchased technology relates to Xtero’s remote satellite sensing of large chemical storage tanks that have reached technological feasibility. The fair value of the purchased technology is being amortized over the expected remaining useful life of 15 years.

NOTE 12

QUARTERLY FINANCIAL DATA

In thousands, except per share information (unaudited)

2009 Quarter Ended

	August 31	November 30	February 28	May 31
Sales	$3,193	$2,989	$1,761	$1,557
Gross profit	$1,657	$1,403	$808	$272
Net income (loss)	$34	$(114)	$(261)	$(1,813)
Net income (loss) per share, basic	$.01	$(.04)	$(.09)	$(.63)
Net income (loss) per share, diluted	$.01	$(.04)	$(.09)	$(.63)
Market Price of Common Stock
High	$6.40	$7.08	$4.68	$3.75
Low	$4.50	$4.25	$3.00	$2.55

2008 Quarter Ended

	August 31	November 30	February 29	May 31
Sales	$2,339	$3,111	$2,811	$3,160
Gross profit	$1,235	$1,689	$1,451	$1,740
Net income	$184	$265	$228	$426
Net income per share, basic	$.07	$.10	$.09	$.15
Net income per share, diluted	$.07	$.10	$.08	$.14
Market Price of Common Stock
High	$11.69	$7.80	$7.01	$6.38
Low	$7.50	$6.01	$5.52	$5.30

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schmitt Industries, Inc. as of May 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as a result of adopting Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective June 1, 2007.

/s/ GRANT THORNTON LLP

Portland, Oregon

July 31, 2009

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2009 as a result of a material weakness in internal controls as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined the controls around the preparation and review of the income tax accounts did not operate effectively, resulting in audit adjustments to the Fiscal 2009 consolidated financial statements. These deficiencies, if left unremediated, could result in the failure to prevent or detect a material misstatement in the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included in the Company’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2009 and 2008

Consolidated Statements of Operations for the years ended May 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended May 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended May 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements for the years ended May 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules: All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)	Exhibits: Reference is made to the list on page 45 of the Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:	/s/ WAYNE A. CASE
Wayne A. Case
Chairman of the Board and Chief Executive Officer

Date: August 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 4, 2009.

Signature	Title

/s/ WAYNE A. CASE Wayne A. Case	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES A. FITZHENRY James A. Fitzhenry	Director and President

/s/ JEFFREY T SIEGAL Jeffrey T Siegal	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ MAYNARD BROWN Maynard Brown	Director

/s/ TIMOTHY D.J. HENNESSY Timothy D.J. Hennessy	Director

/s/ DAVID M. HUDSON David M. Hudson	Director

/s/ MICHAEL J. ELLSWORTH Michael J. Ellsworth	Director

INDEX TO EXHIBITS

Exhibits	Description
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

[Form 10-Q for the fiscal quarter ended February 29, 2008, Exhibit 2.2]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the Company). [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(i)]

*3.2	Second Restated Bylaws of the Company. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1†	Schmitt Industries, Inc. Amended & Restated Stock Option Plan (the 1995 Plan). [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 10.1]

*10.2†	Schmitt Industries, Inc. 2004 Stock Option Plan. [Appendix B to Schedule 14A filed on August 23, 2004]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2009.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.