Form 10-Q
period 2009-08-31
SCHMITT INDUSTRIES INC
filed 2009-10-09
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of September 30, 2009
Common stock, no par value	2,894,802

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2009	May 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,661,928	$4,174,335
Short-term investments	1,000,000	—
Accounts receivable, net of allowance of $38,578 and $38,233 at August 31, 2009 and May 31, 2009, respectively	921,855	1,110,850
Inventories	3,953,782	3,866,971
Prepaid expenses	99,603	171,178
Income taxes receivable	330,908	330,134

	8,968,076	9,653,468

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,564,880	1,564,880
Furniture, fixtures and equipment	1,023,280	1,037,346
Vehicles	90,452	90,452

	2,977,612	2,991,678
Less accumulated depreciation and amortization	(1,568,456)	(1,563,840)

	1,409,156	1,427,838

Other assets
Intangible assets	1,515,494	1,542,694

TOTAL ASSETS	$11,892,726	$12,624,000

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$212,597	$335,609
Accrued commissions	127,055	172,755
Accrued payroll liabilities	223,378	228,887
Other accrued liabilities	166,986	168,325

Total current liabilities	730,016	905,576

Long-term liabilities	3,993	—
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,870,160 shares issued and outstanding at both August 31, 2009 and May 31, 2009	9,569,990	9,545,678
Accumulated other comprehensive loss	(192,651)	(183,629)
Retained earnings	1,781,378	2,356,375

Total stockholders’ equity	11,158,717	11,718,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,892,726	$12,624,000

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended August 31,
	2009	2008
Net sales	$1,223,234	$3,193,385

Cost of sales	674,145	1,536,005

Gross profit	549,089	1,657,380

Operating expenses:
General, administration and sales	960,707	1,322,918

Research and development	173,044	247,219

Total operating expenses	1,133,751	1,570,137

Operating income (loss)	(584,662)	87,243

Other income	9,665	20,231

Income (loss) before income taxes	(574,997)	107,474

Provision for income taxes	—	73,927

Net income (loss)	$(574,997)	$33,547

Net income (loss) per common share:

Basic	$(0.20)	$0.01

Weighted average number of common shares, basic	2,870,160	2,870,160

Diluted	$(0.20)	$0.01

Weighted average number of common shares, diluted	2,870,160	2,966,182

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended August 31,
	2009	2008
Cash flows relating to operating activities
Net income (loss)	$(574,997)	$33,547
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	87,693	98,922
Gain on disposal of property and equipment	(1,200)	—
Stock based compensation	24,312	79,695
(Increase) decrease in:
Accounts receivable	191,186	250,213
Inventories	(85,740)	(85,323)
Prepaid expenses	64,086	32,846
Income taxes receivable	(980)	—
Increase (decrease) in:
Accounts payable	(123,719)	13,821
Accrued liabilities and customer deposits	(48,948)	(179,803)
Income taxes payable	—	5,118

Net cash provided by (used in) operating activities	(468,307)	249,036

Cash flows relating to investing activities
Purchase of short-term investments	(1,000,000)	(1,008,794)
Maturities of short-term investments	—	1,000,000
Purchase of property and equipment	(34,226)	(92,674)
Proceeds from sale of property and equipment	1,200	—

Net cash used in investing activities	(1,033,026)	(101,468)

Effect of foreign exchange translation on cash	(11,074)	(41,058)

Increase (decrease) in cash and cash equivalents	(1,512,407)	106,510

Cash and cash equivalents, beginning of period	4,174,335	3,020,131

Cash and cash equivalents, end of period	$2,661,928	$3,126,641

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$980	$68,809

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED AUGUST 31, 2009

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive loss
Balance, May 31, 2009	2,870,160	$9,545,678	$(183,629)	$2,356,375	$11,718,424
Stock based compensation	—	24,312	—	—	24,312
Net loss	—	—	—	(574,997)	(574,997)	$(574,997)
Other comprehensive loss	—	—	(9,022)	—	(9,022)	(9,022)

Balance, August 31, 2009	2,870,160	$9,569,990	$(192,651)	$1,781,378	$11,158,717

Comprehensive loss, three months ended August 31, 2009						$(584,019)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2009 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2009 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2009. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2010.

The Company has performed a review for subsequent events through the date of the filing of these financial statements with the Securities and Exchange Commission on October 9, 2009.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed and determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition,” issued by the Securities and Exchange Commission in December 2003. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured.

Financial Instruments

The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, short term investments, accounts receivable and accounts payable) also approximates fair value because of their short-term maturities.

Recent Issued Accounting Pronouncements

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

In May 2009, the FASB issued SFAS No 165, “Subsequent Events” (SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted SFAS 165.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162,” which establishes the FASB

Accounting Standards Codification™ (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods after September 15, 2009.

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of August 31, 2009 and May 31, 2009, inventories consisted of:

	Aug. 31, 2009	May 31, 2009
Raw materials	$1,521,233	$1,525,618
Work-in-process	738,141	730,609
Finished goods	1,694,408	1,610,744

	$3,953,782	$3,866,971

Note 3:

LINE OF CREDIT

In February 2009, the Company renewed its $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles that expires on March 1, 2011. Interest is payable at the bank’s prime rate (3.25% as of August 31, 2009) or LIBOR plus 2.0% (2.26% as of August 31, 2009). There were no outstanding balances on the line of credit at August 31, 2009 and May 31, 2009.

Note 4:

STOCK OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Compensation cost for all stock-based awards is recognized using the straight-line method. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the three months ended August 31, 2009 has been recognized in accordance with FAS123R. The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the three months ended August 31, 2009 and 2008, the value of all stock options granted using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended August 31,
	2009	2008
Risk-free interest rate	—	4.0%
Expected life	—	4.8 years
Expected volatility	—	54.4%

At August 31, 2009, the Company had a total of 218,609 outstanding stock options (181,109 vested and exercisable and 37,500 non-vested) with a weighted average exercise price of $3.32. The Company estimates that a total of approximately $69,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2010 for all options that were outstanding as of August 31, 2009, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	2.5	76,110	$1.20
62,499	2.30	4.8	62,499	2.30
5,000	5.80	6.2	5,000	5.80
75,000	6.16	8.7	37,500	6.16

218,609	$3.32	5.4	181,109	$2.73

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three months ended August 31, 2009 are summarized as follows:

	Three Months Ended August 31, 2009
	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	218,609	$3.32

Options granted	—	—
Options exercised	—	—
Options forfeited/canceled	—	—

Options outstanding - February 28, 2009	218,609	$3.32

Note 5:

EPS RECONCILIATION

	Three Months Ended August 31,
	2009	2008
Weighted average shares (basic)	2,870,160	2,870,160
Effect of dilutive stock options	—	96,022

Weighted average shares (diluted)	2,870,160	2,966,182

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 85,531 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the three months ended August 31, 2009.

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

FIN 48

Each year the Company files income tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. The Company applies FIN 48, which clarifies the application of SFAS 109 by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

On June 1, 2007, the Company adopted the provisions of FIN 48. At June 1, 2007, the gross amount of unrecognized tax benefits was approximately $586,000, which included approximately $150,000 of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate. During the third quarter of Fiscal 2009, the Company completed an examination of its federal tax returns for the years ended May 31, 2005 through 2007. The Company recognized tax benefits of approximately $150,000 during the three and nine months ended February 28, 2009. Other long-term liabilities related to tax contingencies were $0 as of August 31, 2009 and May 31, 2009.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The Company’s accrual for interest and penalties was $96,500 upon adoption of FIN 48. The liability for payment of interest and penalties was $0 as of August 31, 2009 and May 31, 2009. The liability for payment of interest and penalties decreased to $0 during the three and nine months ended February 28, 2009 due to the completion of the federal examination.

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

Effective Tax Rate

Our effective tax rate on consolidated net loss was 0.0% for the three months ended August 31, 2009. Our effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. One of the items not deductible for income tax reporting is stock based compensation Management believes the effective tax rate for Fiscal 2010 will be approximately 0.0% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: the design and assembly of dynamic balancing systems for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended August 31,
	2009		2008
	Balancer	Measurement	Balancer	Measurement
Gross sales	$1,018,261	$343,797	$2,495,021	$904,195
Intercompany sales	(136,139)	(2,685)	(193,099)	(12,732)

Net sales	$882,122	$341,112	$2,301,922	$891,463

Operating income (loss)	$(345,208)	$(239,454)	$180,953	$(93,710)

Depreciation expense	$39,090	$25,413	$33,045	$12,132

Amortization expense	$—	$23,190	$—	$53,745

Capital expenditures	$33,046	$1,180	$78,254	$14,420

Geographic Information-Net Sales by Geographic Area

	Three Months Ended August 31,
Geographic Sales	2009	2008
North American	$593,593	$1,666,858
European	271,285	485,529
Asia	341,932	939,915
Other markets	16,424	101,083

Total Net Sales	$1,223,234	$3,193,385

	Three Months Ended August 31,
	2009		2008
	United States	Europe	United States	Europe
Operating income (loss)	$(590,323)	$5,661	$(18,907)	$106,150

Depreciation expense	$64,503	$—	$45,020	$157

Amortization expense	$23,190	$—	$53,745	$—

Capital expenditures	$34,226	$—	$92,674	$—

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	August 31, 2009	May 31, 2009
Segment assets to total assets
Balancer	$4,546,270	$4,674,279
Measurement	3,353,620	3,445,253
Corporate assets	3,992,836	4,504,468

Total assets	$11,892,726	$12,624,000

Geographic assets to long-lived assets
United States	$1,409,156	$1,427,838
Europe	—	—

Total assets	$1,409,156	$1,427,838

Geographic assets to total assets
United States	$11,389,299	$12,042,035
Europe	503,427	581,965

Total assets	$11,892,726	$12,624,000

Note 8:

SUBSEQUENT EVENT

On September 30, 2009, the Company closed an Asset Purchase Agreement (the “Agreement”) with Optical Dimensions, a sole proprietorship (“Optical”) pursuant to which the Company acquired all of the assets and assumed certain liabilities of Optical. The Company will own and operate Optical’s business, including its patented laser light scatter roughness measurement technology. The Agreement provided that the Company pay cash of $100,000 and issue 24,642 shares of common stock of the Company. The number of shares issued was equal to $100,000 in value based on the average closing price of the Company’s common stock, as reported on the NASDAQ National Market, over the five-day period immediately prior to closing. The purchase price allocation has not yet been completed due to the timing of the closing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report filed with the SEC on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Schmitt Industries, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. designs, manufactures and markets computer controlled vibration detection and balancing equipment (the Balancer Segment) primarily to the machine tool industry, and, through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), precision laser-based surface measurement products laser-based distance measurement products and ultrasonic measurement systems (the Measurement segment) for a variety of industrial applications worldwide. The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company is organized into two operating segments: the Balancer segment and the Measurement segment. The accompanying unaudited financial information should be read in conjunction with our Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended May 31, 2009.

For the three months ended August 31, 2009, total sales decreased $2.0 million, or 61.7%, to $1.2 million from $3.2 million in the three months ended August 31, 2008. Balancer segment sales primarily come from end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets of North America, Asia and Europe. Balancer segment sales decreased $1.4 million, or 61.7%, to $882,000 for the three months ended August 31, 2009 compared to $2.3 million for the three months ended August 31, 2008. The Measurement segment product line consists of both laser-based light-scatter and distance measurement and dimensional sizing products. Total Measurement segment sales decreased $550,000, or 61.7%, to $341,000 for the three months ended August 31, 2009 compared to $891,000 for the three months ended August 31, 2008.

In response to the significant decreases in revenues during the past year, the Company has been reducing its expenses across the entire Company. Operating expenses have decreased $436,000, or 27.8%, to $1.1 million for the three months ended August 31, 2009 from $1.6 million for the three months ended August 31, 2008. General, administration and sales expenses have decreased $362,000, or 27.4%, to $961,000 for the three months ended August 31, 2009 from $1.3 million for the same period in the prior year. Research and development expenses have decreased $74,000, or 30.0%, to $173,000 for the three months ended August 31, 2009 from $247,000 for the three months ended August 31, 2008. Net loss was $575,000, or $0.20 per fully diluted share, for the three months ended August 31, 2009 as compared to net income of $34,000, or $0.01 per fully diluted share, for the three months ended August 31, 2008.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2009.

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Notes to Consolidated Interim Financial Statements for discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Three Months Ended August 31,
	2009		2008
Balancer sales	$882,122	0.72	$2,301,922	72.1%
Measurement sales	341,112	0.28	891,463	27.9%

Total sales	1,223,234	1.00	3,193,385	100.0%
Cost of sales	674,145	0.55	1,536,005	48.1%

Gross profit	549,089	0.45	1,657,380	51.9%

Operating expenses:
General, administration and sales	960,707	0.79	1,322,918	41.4%
Research and development	173,044	0.14	247,219	7.7%

Total operating expenses	1,133,751	0.93	1,570,137	49.2%

Operating income (loss)	(584,662)	(0.48)	87,243	2.7%
Other income	9,665	0.01	20,231	0.6%

Income (loss) before income taxes	(574,997)	(0.47)	107,474	3.4%
Provision for income taxes	—	0.00	73,927	2.3%

Net income (loss)	$(574,997)	(0.47)	$33,547	1.1%

Sales – Sales in the Balancer segment decreased $1.4 million, or 61.7%, to $882,000 for the three months ended August 31, 2009 compared to $2.3 million for the three months ended August 31, 2008. This decrease is primarily due to lower unit sales volumes in Asia, North America and Europe during the first quarter of Fiscal 2010. Sales in Asia decreased $585,000, or 65.7%, for the three months ended August 31, 2009 as compared to the three months ended August 31, 2008. North American sales decreased $584,000, or 63.3%, in the three months ended August 31, 2009 compared to the same period in the prior year. European sales decreased $199,000, or 46.4%, in the first quarter of Fiscal 2010 compared to the first quarter of Fiscal 2009. Sales in other regions of the world decreased $52,000 in the first quarter of Fiscal 2010 as compared to the same period in Fiscal 2009. As with the North American market, the duration of the strength or weakness in demand in Asia and Europe cannot be forecasted with any certainty given the weaknesses in the global economy.

Sales in the Measurement segment decreased $550,000, or 61.7%, to $341,000 in the three months ended August 31, 2009 compared to $891,000 in the three months ended August 31, 2008. Sales of laser-based dimensional sizing products decreased $467,000, or 63.0%, in the three months ended August 31, 2009 as compared to the same period in the prior year primarily due to the lower volume of shipments in the current fiscal year. Sales of laser-based surface measurement products in the three months ended August 31, 2009 as compared to the same period in the prior year decreased $84,000, or 56.0%, as sales to disk drive and silicon wafer manufacturers decreased. These industries have undergone significant technological change and consolidation as manufacturers merged or exited the markets resulting in a redeployment of equipment rather than the making of additional investments in capital equipment, and future sales of laser-based surface measurement products cannot be forecasted with any certainty.

Gross margin – Gross margin for the three months ended August 31, 2009 decreased to 44.9% as compared to 51.9% for the three months ended August 31, 2008. These decreases were due to changes in the product sales mix shifting toward lower margin products. Balancer margins were also negatively impacted as a result of higher sales in foreign markets as a large portion of those sales are made through distributors who receive favorable pricing.

Operating expenses – Operating expenses decreased $436,000, or 27.8%, to $1.1 million for the three months ended August 31, 2009 as compared to $1.6 million for the three months ended August 31, 2008. General, administrative and selling expenses decreased $362,000, or 27.4%, for the three months ended August 31, 2009 as compared to the same period in the prior year primarily due to lower commissions related to the decrease in sales, lower personnel costs resulting from both salary reductions and mandatory furloughs and lower stock based compensation. Research and development expenses decreased $74,000, or 30.0%, as compared to the same period in the prior year primarily due to lower material costs associated with new product development associated with technologies acquired from Xtero and new product development related to existing product lines and lower personnel costs associated with salary reductions.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $5,000 and $30,000 for the three months ended August 31, 2009 and 2008, respectively. Interest income has decreased due to lower interest rates and decreased cash and investment balances. Foreign currency exchange gains (losses) were $3,000 and $(10,000) for the three months ended August 31, 2009 and 2008, respectively. The increase in the gains is primarily due to the strengthening of foreign currencies against the US dollar during the current period.

Income tax provision – The Company’s effective tax rate on consolidated net loss was 0.0% for the three months ended August 31, 2009. The Company’s effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. One of the items not deductible for income tax reporting is stock based compensation. Management believes the effective tax rate for Fiscal 2010 will be 0.0% due to the items noted above.

Net income – Net income decreased $609,000 to a net loss of $575,000, or $0.20 per diluted share, for the three months ended August 31, 2009 as compared to net income of $34,000, or $0.01 per diluted share, for the three months ended August 31, 2008. Net income decreased due primarily to lower sales and related gross profit offset by lower general, administrative and selling expenses, lower research and development expenses and a lower effective tax rate during the three months ended August 31, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $510,000 to $8.2 million as of August 31, 2009 compared to $8.7 million as of May 31, 2009. Cash, cash equivalents and short term investments totaled $3.7 million and $4.2 million as of August 31, 2009 and May 31, 2009, respectively. As of August 31, 2009, the Company had $2.7 million in cash and cash equivalents on hand compared to $4.2 million at May 31, 2009. The Company had $1.0 million and $0 in short-term investments as of August 31, 2009 and May 31, 2009, respectively. The Company invested in $1.0 million of certificates of deposit during the first quarter of Fiscal 2010.

Cash used in operating activities totaled $468,000 for the three months ended August 31, 2009 as compared to cash provided by operating activities of $249,000 for the three months ended August 31, 2008. The decrease was primarily due to decreases in net income, accounts payable and other accrued liabilities and an increase in inventories offset by decreases in accounts receivable and prepaid expenses and increases in depreciation and amortization and stock based compensation.

At August 31, 2009, the Company had accounts receivable of $922,000 as compared to $1.1 million at May 31, 2009. The decrease in accounts receivable of $189,000 was due to the decrease in sales in the first quarter of Fiscal 2010. At August 31, 2009, total current liabilities decreased $176,000 to $730,000 as compared to $906,000 at May 31, 2009. The decrease was primarily due to the timing of payments and decreases in the levels of inventories purchased as compared to the prior year.

During the three months ended August 31, 2009, net cash used in investing activities was $1.0 million, which consisted of net purchases of short-term investments of $1.0 million offset by additions to property and equipment of $34,000. Additions to property and equipment consisted primarily of new manufacturing and office equipment.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of August 31, 2009), or LIBOR plus 2.0% (2.26% as of August 31, 2009), and the agreement expires on March 1, 2011. There were no outstanding balances on the line of credit at August 31, 2009 and May 31, 2009.

We believe that our existing cash, cash equivalents and investments combined with the cash we anticipate to generate from operating activities and our available line of credit and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

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

Future success depends in part on attracting and retaining key management and qualified technical and sales personnel

Future success depends on the efforts and continued services of key management, technical and sales personnel. Significant competition exists for such personnel, and there is no assurance that key technical and sales personnel can be retained or that other highly qualified technical and sales personnel as required can be attracted, assimilated and retained. There is also no guarantee that key employees will not leave and subsequently compete against the Company. The inability to attract and retain key personnel could adversely impact the business, financial condition and results of operations.

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

Changes in securities laws and regulations have increased and will continue to increase Company expenses

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and will continue to increase Company expenses as the Company devotes resources to ensure compliance with all applicable laws and regulations. In particular, the Company will incur significant additional administrative expense and a diversion of management’s time in Fiscal 2010 to implement Section 404 of the Sarbanes-Oxley Act which requires management to report on, and the Company’s independent registered public accounting firm to ultimately attest to, our internal control over financial reporting. The Company may also incur additional fees necessary for them to provide their attestation. In addition, the NASDAQ Capital Market, on which the Company’s common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. The Company may be required to hire additional personnel and use outside legal, accounting and advisory services to address these laws, rules and regulations. The Company also expects these developments to make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and the Company may be required to accept reduce coverage or incur substantially higher costs to obtain coverage. Further, the Company’s board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect the Company.

The Company faces risks from international sales and currency fluctuations

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. International sales are subject to a number of risks, including: the imposition of governmental controls; trade restrictions; difficulty in collecting receivables; changes in tariffs and taxes; difficulties in staffing and managing international operations; political and economic instability; general economic conditions; and fluctuations in foreign currencies. No assurances can be given that these factors will not have a material adverse effect on future international sales and operations and, consequently, on business, financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2009. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there was no outstanding balance as of August 31, 2009. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended August 31, 2009 and 2008, results of operations included gains (losses) on foreign currency translation of $3,000 and $(10,000), respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management determined the controls around the preparation and review of income tax accounts did not operate effectively. These deficiencies, if left unremediated, could result in the failure to prevent or detect a material misstatement in the Company’s consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: October 9, 2009	/s/ WAYNE A. CASE
Wayne A. Case, Chairman of the Board and Chief Executive Officer