Form 10-Q
period 2009-11-30
SCHMITT INDUSTRIES INC
filed 2010-01-12
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of January 4, 2010

Common stock, no par value	2,894,802

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2009	May 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$3,245,024	$4,174,335
Short-term investments	500,000	—
Accounts receivable, net of allowance of $59,309 and $38,233 at November 30, 2009 and May 31, 2009, respectively	1,186,814	1,110,850
Inventories	3,714,140	3,866,971
Prepaid expenses	117,349	171,178
Income taxes receivable	237,881	330,134

	9,001,208	9,653,468

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,564,880	1,564,880
Furniture, fixtures and equipment	1,047,291	1,037,346
Vehicles	90,452	90,452

	3,001,623	2,991,678
Less accumulated depreciation and amortization	(1,621,584)	(1,563,840)

	1,380,039	1,427,838

Other assets
Intangible assets	1,591,617	1,542,694

TOTAL ASSETS	$11,972,864	$12,624,000

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$418,324	$335,609
Accrued commissions	171,337	172,755
Accrued payroll liabilities	145,249	228,887
Other accrued liabilities	173,863	168,325

Total current liabilities	908,773	905,576

Long-term liabilities	3,472	—
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,894,802 and 2,870,160 shares issued and outstanding at November 30, 2009 and May 31, 2009, respectively	9,694,125	9,545,678
Accumulated other comprehensive loss	(191,238)	(183,629)
Retained earnings	1,557,732	2,356,375

Total stockholders’ equity	11,060,619	11,718,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,972,864	$12,624,000

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Net sales	$1,921,861	$2,989,281	$3,145,095	$6,182,666
Cost of sales	978,914	1,586,602	1,653,059	3,122,607

Gross profit	942,947	1,402,679	1,492,036	3,060,059

Operating expenses:
General, administration and sales	1,032,282	1,420,351	1,992,989	2,743,269
Research and development	127,495	250,894	300,539	498,113

Total operating expenses	1,159,777	1,671,245	2,293,528	3,241,382

Operating loss	(216,830)	(268,566)	(801,492)	(181,323)
Other income (expense)	5,468	(2,214)	15,133	18,017

Loss before income taxes	(211,362)	(270,780)	(786,359)	(163,306)
Provision (benefit) for income taxes	12,284	(157,113)	12,284	(83,186)

Net loss	$(223,646)	$(113,667)	$(798,643)	$(80,120)

Net loss per common share:
Basic	$(0.08)	$(0.04)	$(0.28)	$(0.03)

Weighted average number of common shares, basic	2,886,949	2,870,160	2,878,509	2,870,160

Diluted	$(0.08)	$(0.04)	$(0.28)	$(0.03)

Weighted average number of common shares, diluted	2,886,949	2,870,160	2,878,509	2,870,160

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008

(UNAUDITED)

	Six Months Ended November 30,
	2009	2008
Cash flows relating to operating activities
Net loss	$(798,643)	$(80,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,339	201,597
Gain on disposal of property and equipment	(1,200)	—
Stock based compensation	48,154	109,870
(Increase) decrease in:
Accounts receivable	(38,640)	(360,791)
Inventories	194,530	(119,942)
Prepaid expenses	56,908	(23,700)
Income taxes receivable	91,917	—
Increase (decrease) in:
Accounts payable	72,499	64,004
Accrued liabilities and customer deposits	(83,505)	(72,277)
Income taxes payable	—	(248,108)

Net cash used in operating activities	(278,641)	(529,467)

Cash flows relating to investing activities
Purchase of short-term investments	(1,000,000)	(1,019,199)
Maturities of short-term investments	500,000	3,519,062
Purchase of property and equipment	(40,363)	(117,455)
Payments on asset acquisition	(100,000)	—
Proceeds from sale of property and equipment	1,200	—

Net cash provided by (used in) investing activities	(639,163)	2,382,408

Effect of foreign exchange translation on cash	(11,507)	11,286

Increase (decrease) in cash and cash equivalents	(929,311)	1,864,227

Cash and cash equivalents, beginning of period	4,174,335	3,020,131

Cash and cash equivalents, end of period	$3,245,024	$4,884,358

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period for income taxes	$(79,633)	$145,009

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive loss
Balance, May 31, 2009	2,870,160	$9,545,678	$(183,629)	$2,356,375	$11,718,424
Stock based compensation	—	48,154	—	—	48,154
Common stock issued in connection with asset acquisition	24,642	100,293	—	—	100,293
Net loss	—	—	—	(798,643)	(798,643)	$(798,643)
Other comprehensive loss	—	—	(7,609)	—	(7,609)	(7,609)

Balance, November 30, 2009	2,894,802	$9,694,125	$(191,238)	$1,557,732	$11,060,619

Comprehensive loss, six months ended November 30, 2009						$(806,252)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2009 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2009 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2009. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2010.

The Company has performed a review for subsequent events through the date of the filing of these financial statements with the Securities and Exchange Commission on January 12, 2010.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed and determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfilment of all significant obligations, pursuant to the guidance provided by Accounting Standards Codification Topic 605. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured.

Financial Instruments

The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, short term investments, accounts receivable and accounts payable) also approximates fair value because of their short-term maturities.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162,” which establishes the FASB Accounting Standards Codification™ (the “Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. The Company adopted ASC Topic 105 in the second quarter of Fiscal 2010. The adoption of ASC Topic 105 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which were incorporated into the Codification within ASC Topic 805 “Business Combinations”. This guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is to be applied prospectively to business combinations for which the acquisition date is after May 31, 2009.

In May 2009, the FASB issued SFAS No 165, “Subsequent Events” (SFAS 165”). The provisions of this standard were incorporated into the Codification within ASC Topic 855, “Subsequent Events”. This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted this guidance.

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of November 30, 2009 and May 31, 2009, inventories consisted of:

	Nov. 30, 2009	May 31, 2009
Raw materials	$1,396,142	$1,525,618
Work-in-process	744,875	730,609
Finished goods	1,573,123	1,610,744

	$3,714,140	$3,866,971

Note 3:

LINE OF CREDIT

In February 2009, the Company renewed its $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles that expires on March 1, 2011. Interest is payable at the bank’s prime rate (3.25% as of November 30, 2009) or LIBOR plus 2.0% (2.24% as of November 30, 2009). There were no outstanding balances on the line of credit at November 30, 2009 and May 31, 2009.

Note 4:

STOCK OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Compensation cost for all stock-based awards is recognized using the straight-line method. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the three and six months ended November 30, 2009 has been recognized in accordance with ASC Topic 718. The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the six months ended November 30, 2009 and 2008, the value of all stock options granted using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended November 30,
	2009	2008
Risk-free interest rate	—	4.0%
Expected life	—	4.8 years
Expected volatility	—	54.4%

At November 30, 2009, the Company had a total of 218,609 outstanding stock options (181,109 vested and exercisable and 37,500 non-vested) with a weighted average exercise price of $3.32. The Company estimates that a total of approximately $45,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2010 for all options that were outstanding as of November 30, 2009, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	2.3	76,110	$1.20
62,499	2.30	4.5	62,499	2.30
5,000	5.80	5.9	5,000	5.80
75,000	6.16	8.5	37,500	6.16

218,609	$3.32	5.1	181,109	$2.73

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and six months ended November 30, 2009 are summarized as follows:

	Three Months Ended November 30, 2009		Six Months Ended November 30, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	218,609	$3.32	218,609	$3.32
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited/canceled	—	—	—	—

Options outstanding - November 30, 2009	218,609	$3.32	218,609	$3.32

Note 5:

EPS RECONCILIATION

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Weighted average shares (basic)	2,886,949	2,870,160	2,878,509	2,870,160
Effect of dilutive stock options	—	—	—	—

Weighted average shares (diluted)	2,886,949	2,870,160	2,878,509	2,870,160

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 79,051 and 96,162 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the three months ended November 30, 2009 and 2008, respectively. 82,284 and 96,205 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the six months ended November 30, 2009 and 2008, respectively.

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

Each year the Company files income tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

On June 1, 2007, the Company adopted the provisions of ASC Topic 740. At June 1, 2007, the gross amount of unrecognized tax benefits was approximately $586,000, which included approximately $150,000 of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate. During the third quarter of Fiscal 2009, the Company completed an examination of its federal tax returns for the years ended May 31, 2005 through 2007. The Company recognized tax benefits of approximately $150,000 during the three and nine months ended February 28, 2009. Other long-term liabilities related to tax contingencies were $0 as of November 30, 2009 and May 31, 2009.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The Company’s accrual for interest and penalties was $96,500 upon adoption of ASC Topic 740. The liability for payment of interest and penalties was $0 as of November 30, 2009 and May 31, 2009. The liability for payment of interest and penalties decreased to $0 during the three and nine months ended February 28, 2009 due to the completion of the federal examination.

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

Effective Tax Rate

Our effective tax rate on consolidated net loss was (1.6)% for the six months ended November 30, 2009. Our effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. One of the items not deductible for income tax reporting is stock based compensation Management believes the effective tax rate for Fiscal 2010 will be approximately (2.6)% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: the design and assembly of dynamic balancing systems for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended November 30,
	2009		2008
	Balancer	Measurement	Balancer	Measurement
Gross sales	$1,481,442	$561,857	$2,540,083	$725,671
Intercompany sales	(100,749)	(20,689)	(265,102)	(11,371)

Net sales	$1,380,693	$541,168	$2,274,981	$714,300

Operating income (loss)	$(69,794)	$(147,036)	$(143,500)	$(125,066)

Depreciation expense	$38,353	$14,657	$36,280	$12,651

Amortization expense	$—	$38,636	$—	$53,744

Capital expenditures	$33,046	$6,137	$11,889	$12,892

	Six Months Ended November 30,
	2009		2008
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,499,703	$905,654	$5,035,104	$1,629,866
Intercompany sales	(236,888)	(23,374)	(458,201)	(24,103)

Net sales	$2,262,815	$882,280	$4,576,903	$1,605,763

Operating income (loss)	$(415,002)	$(386,490)	$37,453	$(218,776)

Depreciation expense	$77,443	$28,475	$69,325	$24,783

Amortization expense	$—	$73,421	$—	$107,489

Capital expenditures	$33,046	$7,317	$90,143	$27,312

Geographic Information-Net Sales by Geographic Area

	Three Months Ended November 30,		Six Months Ended November 30,
Geographic Sales	2009	2008	2009	2008
North American	$972,175	$1,681,162	$1,565,767	$3,348,020
European	279,856	403,742	551,140	889,271
Asia	612,965	763,180	954,898	1,703,095
Other markets	56,865	141,197	73,290	242,280

Total Net Sales	$1,921,861	$2,989,281	$3,145,095	$6,182,666

	Three Months Ended November 30,
	2009		2008
	United States	Europe	United States	Europe
Operating income (loss)	$(233,147)	$16,317	$(355,250)	$86,684

Depreciation expense	$53,010	$—	$48,931	$—

Amortization expense	$38,636	$—	$53,744	$—

Capital expenditures	$39,183	$—	$24,781	$—

	Six Months Ended November 30,
	2009		2008
	United States	Europe	United States	Europe
Operating income (loss)	$(823,470)	$21,978	$(374,157)	$192,834

Depreciation expense	$105,918	$—	$93,951	$157

Amortization expense	$73,421	$—	$107,489	$—

Capital expenditures	$40,363	$—	$117,455	$—

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	November 30, 2009	May 31, 2009
Segment assets to total assets
Balancer	$4,440,843	$4,674,279
Measurement	3,549,116	3,445,253
Corporate assets	3,982,905	4,504,468

Total assets	$11,972,864	$12,624,000

Geographic assets to long-lived assets
United States	$1,380,039	$1,427,838
Europe	—	—

Total assets	$1,380,039	$1,427,838

Geographic assets to total assets
United States	$11,400,368	$12,042,035
Europe	572,496	581,965

Total assets	$11,972,864	$12,624,000

Note 8:

ACQUISITION

On September 30, 2009, the Company completed an Asset Purchase Agreement (the “Agreement”) with Optical Dimensions, a sole proprietorship (“Optical”), pursuant to which the Company acquired all of the assets and assumed certain liabilities of Optical. The Company will own and operate Optical’s business, including its patented laser light scatter roughness measurement technology. The total purchase price for the acquisition was $200,293 which includes the value of the shares issued and the cash paid. The Agreement provided that the Company pay cash of $100,000 and issue 24,642 shares of common stock of the Company. The number of shares issued was equal to $100,000 in value based on the average closing price of the Company’s common stock, as reported on the NASDAQ National Market, over the five-day period immediately prior to closing. Based upon the closing price on September 30, 2009, as reported on the NASDAQ Capital Market, the aggregate value of the Company’s 24,642 shares issued was $100,293.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Tangible assets and liabilities assumed:
Receivables	$33,434
Inventory	40,000
Property and equipment	17,757
Prepaid expenses	2,955
Accounts payable	(9,374)
Intangible assets
Purchased technology	115,521

Total	$200,293

The allocation process requires an analysis and valuation of acquired assets including technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies. The value assigned to certain acquired assets and liabilities are preliminary, are based upon information available as November 30, 2009, and may be adjusted as further information becomes available. Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, unidentified claims from suppliers or other contingent obligations and the amounts required to settle them. Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the allocation period may result in adjustment to intangible assets.

Purchased technology relates to Optical’s patented laser light scatter roughness measurement technology that has reached technological feasibility. The fair value of the purchased technology is being amortized over the expected remaining useful life of 5 years.

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

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. designs, manufactures and markets computer controlled vibration detection and balancing equipment (the Balancer segment) primarily to the machine tool industry, and, through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), precision laser-based surface measurement products, laser-based distance measurement products and ultrasonic measurement systems (the Measurement segment) for a variety of industrial applications worldwide. The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company is organized into two operating segments: the Balancer segment and the Measurement segment. The accompanying unaudited financial information should be read in conjunction with our Annual Report filed with the Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended May 31, 2009.

For the three months ended November 30, 2009, total sales decreased $1.1 million, or 35.7%, to $1.9 million from $3.0 million in the three months ended November 30, 2008. For the six months ended November 30, 2009, total sales decreased $3.0 million, or 49.1%, to $3.1 million from $6.2 million in the six months ended November 30, 2008. Balancer segment sales primarily come from end-users, rebuilders and original equipment manufacturers of grinding machines within the target geographic markets of North America, Asia and Europe. Balancer segment sales decreased $894,000, or 39.3%, to $1.4 million for the three months ended November 30, 2009 compared to $2.4 million for the three months ended November 30, 2008. Balancer segment sales decreased $2.3 million, or 50.6%, to $2.3 million for the six months ended November 30, 2009 compared to $4.6 million for the six months ended November 30, 2008. The Measurement segment product line consists of both laser-based light-scatter and distance measurement and dimensional sizing products. Total Measurement segment sales decreased $173,000, or 24.2%, to $541,000 for the three months ended November 30, 2009 compared to $714,000 for the three months ended November 30, 2008. Total Measurement segment sales decreased $723,000, or 45.1%, to $882,000 for the six months ended November 30, 2009 compared to $1.6 million for the six months ended November 30, 2008.

In response to the significant decreases in revenues during the past year, the Company has been reducing its expenses across the entire Company. Operating expenses have decreased $511,000, or 30.6%, to $1.2 million for the three months ended November 30, 2009 from $1.7 million for the three months ended November 30, 2008. Operating expenses have decreased $948,000, or 29.2%, to $2.3 million for the six months ended November 30, 2009 from $3.2 million for the six months ended November 30, 2008. General, administration and sales expenses have decreased $388,000, or 27.3%, to $1.0 million for the three months ended November 30, 2009 from $1.4 million for the same period in the prior year. Research and development expenses have decreased $123,000, or 49.2%, to $127,000 for the three months ended November 30, 2009 from $251,000 for the three months ended November 30, 2008. Research and development expenses have decreased $198,000, or 39.7%, to $301,000 for the six months ended November 30, 2009 from $498,000 for the six months ended November 30, 2008. Net loss was $224,000, or $0.08 per fully diluted share, for the three months ended November 30, 2009 as compared to net loss of $114,000, or $0.04 per fully diluted share, for the three months ended November 30, 2008. Net loss was $799,000, or $0.28 per fully diluted share, for the six months ended November 30, 2009 as compared to net loss of $80,000, or $0.03 per fully diluted share, for the six months ended November 30, 2008.

Acquisition

On September 30, 2009, the Company completed an Asset Purchase Agreement (the “Agreement”) with Optical Dimensions, a sole proprietorship (“Optical”), pursuant to which the Company acquired all of the assets and assumed certain liabilities of Optical. The Company will own and operate Optical’s business, including its patented laser light scatter roughness measurement technology. The total purchase for the acquisition was $200,293 which includes the value of the shares issued and the cash paid. The Agreement provided that the Company pay cash of $100,000 and issue 24,642 shares of common stock of the Company. The number of shares issued was equal to $100,000 in value based on the average closing price of the Company’s common stock, as reported on the NASDAQ National Market, over the five-day period immediately prior to closing. Based upon the closing price on September 30, 2009, as reported on the NASDAQ Capital Market, the aggregate value of the Company’s 24,642 shares issued was $100,293.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2009.

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Notes to Consolidated Interim Financial Statements for discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Three Months Ended November 30,
	2009		2008
Balancer sales	$1,380,693	71.8%	$2,274,981	76.1%
Measurement sales	541,168	28.2%	714,300	23.9%

Total sales	1,921,861	100.0%	2,989,281	100.0%
Cost of sales	978,914	50.9%	1,586,602	53.1%

Gross profit	942,947	49.1%	1,402,679	46.9%

Operating expenses:
General, administration and sales	1,032,282	53.7%	1,420,351	47.5%
Research and development	127,495	6.6%	250,894	8.4%

Total operating expenses	1,159,777	60.3%	1,671,245	55.9%

Operating loss	(216,830)	-11.3%	(268,566)	-9.0%
Other income (expense)	5,468	0.3%	(2,214)	-0.1%

Loss before income taxes	(211,362)	-11.0%	(270,780)	-9.1%
Provision (benefit) for income taxes	12,284	0.6%	(157,113)	-5.3%

Net loss	$(223,646)	-11.6%	$(113,667)	-3.8%

	Six Months Ended November 30,
	2009		2008
Balancer sales	$2,262,815	71.9%	$4,576,903	74.0%
Measurement sales	882,280	28.1%	1,605,763	26.0%

Total sales	3,145,095	100.0%	6,182,666	100.0%
Cost of sales	1,653,059	52.6%	3,122,607	50.5%

Gross profit	1,492,036	47.4%	3,060,059	49.5%

Operating expenses:
General, administration and sales	1,992,989	63.4%	2,743,269	44.4%
Research and development	300,539	9.6%	498,113	8.1%

Total operating expenses	2,293,528	72.9%	3,241,382	52.4%

Operating loss	(801,492)	-25.5%	(181,323)	-2.9%
Other income	15,133	0.5%	18,017	0.3%

Loss before income taxes	(786,359)	-25.0%	(163,306)	-2.6%
Provision (benefit) for income taxes	12,284	0.4%	(83,186)	-1.3%

Net loss	$(798,643)	-25.4%	$(80,120)	-1.3%

Sales – Sales in the Balancer segment decreased $894,000, or 39.3%, to $1.4 million for the three months ended November 30, 2009 compared to $2.3 million for the three months ended November 30, 2008. This decrease is primarily due to lower unit sales volumes in Asia, North America and Europe during the second quarter of Fiscal 2010. North American sales decreased $536,000, or 48.6%, in the three months ended November 30, 2009 compared to the same period in the prior year. Sales in Asia decreased $146,000, or 19.9%, for the three months ended November 30, 2009 compared to the three months ended November 30, 2008. European sales decreased $137,000, or 41.1%, in the second quarter of Fiscal 2010 compared to the second quarter of Fiscal 2009. Sales in other regions of the world decreased $76,000 in the second quarter of Fiscal 2010 as compared to the same period in Fiscal 2009. As with the North American market, the duration of the strength or weakness in demand in Asia and Europe cannot be forecasted with any certainty given the weaknesses in the global economy.

Sales in the Balancer segment decreased $2.3 million, or 50.6%, to $2.3 million for the six months ended November 30, 2009 compared to $4.6 million for the six months ended November 30, 2008. This decrease is primarily due to lower unit sales volumes in Asia, North America and Europe during the first half of Fiscal 2010. North American sales decreased $1.1 million, or 55.3%, in the six months ended November 30, 2009 compared to the same period in the prior year. Sales in Asia decreased $731,000, or 45.0%, for the six months ended November 30, 2009 as compared to the six months ended November 30, 2008. European sales decreased $335,000, or 44.1%, in the first half of Fiscal 2010 compared to the first half of Fiscal 2009. Sales in other regions of the world decreased $128,000 in the first half of Fiscal 2010 compared to the same period in Fiscal 2009.

Sales in the Measurement segment decreased $173,000, or 24.2%, to $541,000 in the three months ended November 30, 2009 compared to $714,000 in the three months ended November 30, 2008. Sales of laser-based dimensional sizing products decreased $218,000, or 35.2%, in the three months ended November 30, 2009 compared to the same period in the prior year primarily due to the lower volume of shipments in the current fiscal year. Sales of laser-based surface measurement products in the three months ended November 30, 2009 compared to the same period in the prior year increased $18,000, or 19.0%, as sales to disk drive and silicon wafer manufacturers increased slightly. These industries have undergone significant technological change and consolidation as manufacturers merged or exited the markets resulting in a redeployment of equipment rather than the making of additional investments in capital equipment, and future sales of laser-based surface measurement products cannot be forecasted with any certainty. Sales of laser light scatter roughness measurement technology products were $18,000 since the date of the Optical Dimensions acquisition on September 30, 2009.

Sales in the Measurement segment decreased $723,000, or 45.1%, to $882,000 in the six months ended November 30, 2009 compared to $1.6 million in the six months ended November 30, 2008. Sales of laser-based dimensional sizing products decreased $685,000, or 50.4%, in the six months ended November 30, 2009 compared to the same period in the prior year primarily due to the lower volume of shipments in the current fiscal year. Sales of laser-based surface measurement products in the six months ended November 30, 2009 as compared to the same period in the prior year decreased $66,000, or 26.7%, as sales to disk drive and silicon wafer manufacturers decreased.

Gross margin – Gross margin for the three months ended November 30, 2009 increased to 49.1% compared to 46.9% for the three months ended November 30, 2008. These increases were due to changes in the product sales mix shifting toward higher margin products. Gross margin for the six months ended November 30, 2009 decreased to 47.4% compared to 49.5% for the six months ended November 30, 2008. These decreases were due to changes in the product sales mix shifting toward lower margin products. Balancer margins were also negatively impacted by higher sales in foreign markets as a large portion of those sales are made through distributors who receive favorable pricing.

Operating expenses – Operating expenses decreased $511,000, or 30.6%, to $1.2 million for the three months ended November 30, 2009 as compared to $1.7 million for the three months ended November 30, 2008. General, administrative and selling expenses decreased $388,000, or 27.3%, for the three months ended November 30, 2009 as compared to the same period in the prior year primarily due to lower commissions related to the decrease in sales, lower personnel costs resulting from both salary reductions and mandatory furloughs, lower stock-based compensation and lower trade show costs, offset by higher bad debt expenses. Research and development expenses decreased $123,000, or 49.2%, compared to the same period in the prior year primarily due to lower material costs associated with new product development related to technologies acquired from Xtero and to existing product lines and lower personnel costs associated with salary reductions.

Operating expenses decreased $948,000, or 29.2%, to $2.3 million for the six months ended November 30, 2009 compared to $3.2 million for the six months ended November 30, 2008. General, administrative and selling expenses decreased $750,000, or 27.3%, for the six months ended November 30, 2009 compared to the same period in the prior year. Research and development expenses decreased $198,000, or 39.7%, compared to the same period in the prior year. These decreases are primarily due to the same reasons as noted above.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $3,000 and $27,000 for the three months ended November 30, 2009 and 2008, respectively. Interest income was $8,000 and $57,000 for the six months ended November 30, 2009 and 2008, respectively. Interest income decreased due to lower interest rates and decreased cash and investment balances. Foreign currency exchange gains (losses) were $3,000 and $(29,000) for the three months ended November 30, 2009 and 2008, respectively. Foreign currency exchange gains (losses) were $6,000 and $(39,000) for the six months ended November 30, 2009 and 2008, respectively. The increase in the gains is primarily due to the strengthening of foreign currencies against the US dollar during the current period.

Income tax provision – The Company’s effective tax rate on consolidated net loss was (1.6)% for the six months ended November 30, 2009. The Company’s effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. One of the items not deductible for income tax reporting is stock based compensation. Management believes the effective tax rate for Fiscal 2010 will be (2.6)% due to the items noted above.

Net income – Net loss increased $110,000 to a net loss of $224,000, or $0.08 per diluted share, for the three months ended November 30, 2009 as compared to a net loss of $114,000, or $0.04 per diluted share, for the three months ended November 30, 2008. Net loss increased $719,000 to a net loss of $799,000, or $0.28 per diluted share, for the six months ended November 30, 2009 as compared to a net loss of $80,000, or $0.03 per diluted share, for the six months ended November 30, 2008. Net income decreased due primarily to lower sales and related gross profit offset by lower general, administrative and selling expenses, lower research and development expenses and a lower effective tax rate during the three and six months ended November 30, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $655,000 to $8.1 million as of November 30, 2009 compared to $8.7 million as of May 31, 2009. Cash, cash equivalents and short-term investments totaled $3.7 million and $4.2 million as of November 30, 2009 and May 31, 2009, respectively. As of November 30, 2009, the Company had $3.2 million in cash and cash equivalents on hand compared to $4.2 million at May 31, 2009. The Company had $500,000 and $0 in short-term investments as of November 30, 2009 and May 31, 2009, respectively. The Company invested in $500,000 of certificates of deposit during the first quarter of Fiscal 2010.

Cash used in operating activities totaled $279,000 for the six months ended November 30, 2009 as compared to cash used in operating activities of $529,000 for the six months ended November 30, 2008. The cash used in operating activities was primarily due to the net loss, decreases in other accrued liabilities and an increase in accounts receivable, offset by decreases in inventories, income taxes receivable and prepaid expenses, increases in accounts payable, depreciation and amortization and stock based compensation.

At November 30, 2009, the Company had accounts receivable of $1.2 million as compared to $1.1 million at May 31, 2009. The increase in accounts receivable of $76,000 was due to the increase in sales in the second quarter of Fiscal 2010. At November 30, 2009, inventories decreased $153,000 to $3.7 million at November 30, 2009 as compared to $3.9 million at May 31, 2009. This decrease was due to the timing of purchases and inventory receipts.

During the six months ended November 30, 2009, net cash used in investing activities was $639,000, which consisted of net purchases of short-term investments of $500,000, $100,000 used for the acquisition of Optical Dimensions during the second quarter and $40,000 used to purchase new manufacturing and office equipment.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of November 30, 2009), or LIBOR plus 2.0% (2.24% as of November 30, 2009), and the agreement expires on March 1, 2011. There were no outstanding balances on the line of credit at November 30, 2009 and May 31, 2009.

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

The general economic conditions and the global financial crisis may adversely affect the Company’s business, operating results and financial condition

The Company’s operations and performance depend significantly on worldwide economic conditions, particularly in the manufacturing sector, and their impact on levels of capital investment, which have deteriorated significantly over the past two years and may remain depressed, or be subject to further deterioration. Economic factors that could adversely influence demand for the Company’s products include uncertainty about global economic conditions leading to reduced levels of investment, customers’ and suppliers’ access to credit, unemployment and other macroeconomic factors affecting commercial and industrial spending behavior.

The past distress in the financial markets and global economy has resulted in reduced liquidity and a tightening of credit markets. As a result of these conditions, the Company could experience several potential adverse effects, including the inability of customers to obtain credit to finance purchases of the Company’s products, the insolvency of customers resulting in reduced sales and bad debts, and the insolvency of key suppliers resulting in product development and production delays.

The Company’s primary markets are volatile and unpredictable

The Company’s business depends on the demand for our various products in a variety of commercial and industrial markets. In the past, demand for our products in these markets has fluctuated due to a variety of factors, some of which are beyond our control, including: general economic conditions, both domestically and internationally, the timing, number and size of orders from, and shipments to, our customers as well as the relative mix of those orders and variations in the volume of orders for a particular product line in a particular quarter.

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

Changes in securities laws and regulations have increased and will continue to increase Company expenses

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and could continue to increase Company expenses as the Company devotes resources to ensure compliance with all applicable laws and regulations. In particular, the Company could incur significant additional administrative expense and a diversion of management’s time in Fiscal 2011 to implement Section 404 of the Sarbanes-Oxley Act which requires management to report on, and the Company’s independent registered public accounting firm to ultimately attest to, our internal control over financial reporting. The Company may also incur additional fees necessary for them to provide their attestation. In addition, the NASDAQ Capital Market, on which the Company’s common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. The Company may be required to hire additional personnel and use outside legal, accounting and advisory services to address these laws, rules and regulations. The Company also expects these developments to make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and the Company may be required to accept reduce coverage or incur substantially higher costs to obtain coverage. Further, the Company’s board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect the Company.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of November 30, 2009. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there was no outstanding balance as of November 30, 2009. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended November 30, 2009 and 2008, results of operations included gains (losses) on foreign currency translation of $3,000 and $(29,000), respectively. For the six months ended November 30, 2009 and 2008, results of operations included gains (losses) on foreign currency translation of $6,000 and $(39,000), respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Remediation of Material Weakness

As of August 31, 2009, we did not maintain effective controls around the preparation and review of income tax accounts. This control deficiency resulted in a material audit adjustment that was properly reflected in the financial statements for the year ended May 31, 2009. As of November 30, 2009, we implemented additional control procedures necessary to remediate this material weakness. Specifically, we are using an independent, qualified third party to review the Company’s tax provision calculation on a quarterly basis.

Changes in Internal Control Over Financial Reporting

Other than as noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

At an annual meeting of the Company’s shareholders on October 2, 2009, the shareholders re-elected Wayne A. Case and Maynard E. Brown to serve as directors until the 2012 Annual Meeting of Shareholders and until their successors have been elected and qualified. The shareholders also elected James A. Fitzhenry as a director to serve until the 2010 Annual Meeting of Shareholders and until his successor has been elected and qualified. The voting results were as follows:

Director	Class	Term	For	Withheld
Wayne A. Case	3	2009-2012	2,288,367	133,251
Maynard E. Brown	3	2009-2012	2,387,312	34,306
James A. Fitzhenry	1	2009-2010	2,300,207	121,411

Item 6.	Exhibits

Exhibit	Description
2.1	Asset Purchase Agreement between Schmitt Industries, Inc., and Glenn Valliant, an individual doing business as Optical Dimensions, dated September 30, 2009.

3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the “Company”). Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

3.2	Second Restated Bylaws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: January 12, 2010	/S/ WAYNE A. CASE
Wayne A. Case, Chairman of the Board and Chief Executive Officer