Form 10-Q
period 2010-02-28
SCHMITT INDUSTRIES INC
filed 2010-04-13
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of April 5, 2010

Common stock, no par value	2,894,802

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2010	May 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,890,114	$4,174,335
Short-term investments	500,000	—
Accounts receivable, net of allowance of $68,039 and $38,233 at February 28, 2010 and May 31, 2009, respectively	1,147,328	1,110,850
Inventories	3,659,770	3,866,971
Prepaid expenses	218,359	171,178
Income taxes receivable	289,014	330,134

Total current assets	8,704,585	9,653,468

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,564,880	1,564,880
Furniture, fixtures and equipment	1,047,571	1,037,346
Vehicles	90,452	90,452

	3,001,903	2,991,678
Less accumulated depreciation and amortization	(1,673,029)	(1,563,840)

	1,328,874	1,427,838

Other assets
Intangible assets	1,550,294	1,542,694

TOTAL ASSETS	$11,583,753	$12,624,000

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$444,701	$335,609
Accrued commissions	148,719	172,755
Accrued payroll liabilities	191,790	228,887
Other accrued liabilities	187,299	168,325

Total current liabilities	972,509	905,576

Long-term liabilities	2,951	—
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,894,802 and 2,870,160 shares issued and outstanding at February 28, 2010 and May 31, 2009, respectively	9,717,698	9,545,678
Accumulated other comprehensive loss	(223,886)	(183,629)
Retained earnings	1,114,481	2,356,375

Total stockholders’ equity	10,608,293	11,718,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,583,753	$12,624,000

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Net sales	$1,542,312	$1,761,747	$4,687,407	$7,944,413
Cost of sales	747,577	954,175	2,400,636	4,076,782

Gross profit	794,735	807,572	2,286,771	3,867,631

Operating expenses:
General, administration and sales	1,068,203	1,150,973	3,061,191	3,894,242
Research and development	171,374	273,651	471,913	771,764

Total operating expenses	1,239,577	1,424,624	3,533,104	4,666,006

Operating loss	(444,842)	(617,052)	(1,246,333)	(798,375)
Other income	3,108	17,198	18,241	35,215

Loss before income taxes	(441,734)	(599,854)	(1,228,092)	(763,160)
Provision (benefit) for income taxes	1,518	(338,980)	13,802	(422,166)

Net loss	$(443,252)	$(260,874)	$(1,241,894)	$(340,994)

Net loss per common share:
Basic	$(0.15)	$(0.09)	$(0.43)	$(0.12)

Weighted average number of common shares, basic	2,894,802	2,870,160	2,883,880	2,870,160
Diluted	$(0.15)	$(0.09)	$(0.43)	$(0.12)

Weighted average number of common shares, diluted	2,894,802	2,870,160	2,883,880	2,870,160

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009

(UNAUDITED)

	Nine Months Ended February 28,
	2010	2009
Cash flows relating to operating activities
Net loss	$(1,241,894)	$(340,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272,759	306,460
Gain on disposal of property and equipment	(1,200)	—
Stock based compensation	71,727	144,640
(Increase) decrease in:
Accounts receivable	(15,731)	211,495
Inventories	239,069	(352,075)
Prepaid expenses	(44,456)	(117,837)
Income taxes receivable	40,981	(132,885)
Increase (decrease) in:
Accounts payable	101,093	(111,826)
Accrued liabilities and customer deposits	(43,380)	(193,430)
Income taxes payable	—	(304,201)

Net cash used in operating activities	(621,032)	(890,653)

Cash flows relating to investing activities
Purchase of short-term investments	(1,000,000)	(1,019,199)
Maturities of short-term investments	500,000	3,519,062
Purchase of property and equipment	(42,058)	(171,733)
Payments on asset acquisition	(100,000)	—
Proceeds from sale of property and equipment	1,200	—

Net cash provided by (used in) investing activities	(640,858)	2,328,130

Effect of foreign exchange translation on cash	(22,331)	(3,810)

Increase (decrease) in cash and cash equivalents	(1,284,221)	1,433,667

Cash and cash equivalents, beginning of period	4,174,335	3,020,131

Cash and cash equivalents, end of period	$2,890,114	$4,453,798

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period for income taxes	$(28,060)	$143,351

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive loss
Balance, May 31, 2009	2,870,160	$9,545,678	$(183,629)	$2,356,375	$11,718,424
Stock based compensation	—	71,727	—	—	71,727
Common stock issued in connection with asset acquisition	24,642	100,293	—	—	100,293
Net loss	—	—	—	(1,241,894)	(1,241,894)	$(1,241,894)
Other comprehensive loss	—	—	(40,257)	—	(40,257)	(40,257)

Balance, February 28, 2010	2,894,802	$9,717,698	$(223,886)	$1,114,481	$10,608,293

Comprehensive loss, nine months ended February 28, 2010						$(1,282,151)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2010 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2009 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2009. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2010.

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

Financial Instruments

The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, short-term investments, accounts receivable and accounts payable) approximates fair value because of their short-term maturities.

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

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of February 28, 2010 and May 31, 2009, inventories consisted of:

	Feb. 28, 2010	May 31, 2009
Raw materials	$1,263,944	$1,525,618
Work-in-process	785,926	730,609
Finished goods	1,609,900	1,610,744

	$3,659,770	$3,866,971

Note 3:

LINE OF CREDIT

In February 2009, the Company renewed its $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles that expires on March 1, 2011. Interest is payable at the bank’s prime rate (3.25% as of February 28, 2010) or LIBOR plus 2.0% (2.23% as of February 28, 2010). There were no outstanding balances on the line of credit at February 28, 2010 and May 31, 2009.

Note 4:

STOCK OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Compensation cost for all stock-based awards is recognized using the straight-line method. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the three and nine months ended February 28, 2010 has been recognized in accordance with ASC Topic 718. The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the nine months ended February 28, 2010 and 2009, the value of all stock options granted using the Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended February 28,
	2010	2009
Risk-free interest rate	—	4.0%
Expected life	—	4.8 years
Expected volatility	—	54.4%

At February 28, 2010, the Company had a total of 218,609 outstanding stock options (181,109 vested and exercisable and 37,500 non-vested) with a weighted average exercise price of $3.32. The Company estimates that a total of approximately $22,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2010 for all options that were outstanding as of February 28, 2010, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	2.0	76,110	$1.20
62,499	2.30	4.3	62,499	2.30
5,000	5.80	5.7	5,000	5.80
75,000	6.16	8.2	37,500	6.16

218,609	$3.32	4.9	181,109	$2.73

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and nine months ended February 28, 2010 are summarized as follows:

	Three Months Ended February 28, 2010		Nine Months Ended February 28, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	218,609	$3.32	218,609	$3.32
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited/canceled	—	—	—	—

Options outstanding - February 28, 2010	218,609	$3.32	218,609	$3.32

Note 5:

EPS RECONCILIATION

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Weighted average shares (basic)	2,894,802	2,870,160	2,883,880	2,870,160
Effect of dilutive stock options	—	—	—	—

Weighted average shares (diluted)	2,894,802	2,870,160	2,883,880	2,870,160

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 71,212 and 76,783 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the three months ended February 28, 2010 and 2009, respectively. 79,167 and 91,393 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the nine months ended February 28, 2010 and 2009, respectively.

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

On June 1, 2007, the Company adopted the provisions of ASC Topic 740. At June 1, 2007, the gross amount of unrecognized tax benefits was approximately $586,000, which included approximately $150,000 of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate. During the third quarter of Fiscal 2009, the Company completed an examination of its federal tax returns for the years ended May 31, 2005 through 2007. The Company recognized tax benefits of approximately $150,000 during the three and nine months ended February 28, 2009. Other long-term liabilities related to tax contingencies were $0 as of February 28, 2010 and May 31, 2009.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The Company’s accrual for interest and penalties was $96,500 upon adoption of ASC Topic 740. The liability for payment of interest and penalties was $0 as of February 28, 2010 and May 31, 2009. The liability for payment of interest and penalties decreased to $0 during the three and nine months ended February 28, 2009 due to the completion of the federal examination.

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

Effective Tax Rate

Our effective tax rate on consolidated net loss was (1.1)% for the nine months ended February 28, 2010. Our effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. One of the items not deductible for income tax reporting is stock based compensation. Management believes the effective tax rate for Fiscal 2010 will be approximately (1.0)% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: the design and assembly of dynamic balancing systems for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended February 28,
	2010		2009
	Balancer	Measurement	Balancer	Measurement
Gross sales	$1,083,125	$625,985	$1,388,680	$509,089
Intercompany sales	(129,909)	(36,889)	(123,532)	(12,490)

Net sales	$953,216	$589,096	$1,265,148	$496,599

Operating income (loss)	$(351,343)	$(93,499)	$(385,881)	$(231,171)

Depreciation expense	$37,242	$15,617	$37,238	$13,880

Amortization expense	$—	$40,561	$—	$53,745

Capital expenditures	$1,695	$—	$44,333	$9,945

	Nine Months Ended February 28,
	2010		2009
	Balancer	Measurement	Balancer	Measurement
Gross sales	$3,582,828	$1,531,639	$6,423,784	$2,138,955
Intercompany sales	(366,797)	(60,263)	(581,733)	(36,593)

Net sales	$3,216,031	$1,471,376	$5,842,051	$2,102,362

Operating income (loss)	$(766,344)	$(479,989)	$(348,428)	$(449,947)

Depreciation expense	$114,685	$44,092	$106,563	$38,663

Amortization expense	$—	$113,982	$—	$161,234

Capital expenditures	$34,741	$7,317	$134,476	$37,257

Geographic Information-Net Sales by Geographic Area

Geographic Sales	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
North American	$792,359	$983,274	$2,358,126	$4,331,292
European	232,997	219,685	784,137	1,108,956
Asia	497,238	541,249	1,452,136	2,244,344
Other markets	19,718	17,539	93,008	259,821

Total Net Sales	$1,542,312	$1,761,747	$4,687,407	$7,944,413

	Three Months Ended February 28,
	2010		2009
	United States	Europe	United States	Europe
Operating loss	$(394,707)	$(50,135)	$(605,140)	$(11,912)

Depreciation expense	$52,859	$—	$51,118	$—

Amortization expense	$40,561	$—	$53,745	$—

Capital expenditures	$1,695	$—	$54,278	$—

	Nine Months Ended February 28,
	2010		2009
	United States	Europe	United States	Europe
Operating income (loss)	$(1,218,176)	$(28,157)	$(979,297)	$180,922

Depreciation expense	$158,777	$—	$145,069	$157

Amortization expense	$113,982	$—	$161,234	$—

Capital expenditures	$42,058	$—	$171,733	$—

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	February 28, 2010	May 31, 2009
Segment assets to total assets
Balancer	$4,374,084	$4,674,279
Measurement	3,530,541	3,445,253
Corporate assets	3,679,128	4,504,468

Total assets	$11,583,753	$12,624,000

Geographic assets to long-lived assets
United States	$1,328,874	$1,427,838
Europe	—	—

Total assets	$1,328,874	$1,427,838

Geographic assets to total assets
United States	$11,097,968	$12,042,035
Europe	485,785	581,965

Total assets	$11,583,753	$12,624,000

Note 8:

ACQUISITION

On September 30, 2009, the Company completed an Asset Purchase Agreement (the “Agreement”) with Optical Dimensions, a sole proprietorship (“Optical”), pursuant to which the Company acquired all of the assets and assumed certain liabilities of Optical. As a result, the Company now owns and operates Optical’s business, including its patented laser light scatter roughness measurement technology. The total purchase price for the acquisition was $200,293 which includes the value of the shares issued and the cash paid. The Agreement provided that the Company pay cash of $100,000 and issue 24,642 shares of common stock of the Company. The number of shares issued was equal to $100,000 in value based on the average closing price of the Company’s common stock, as reported on the NASDAQ National Market, over the five-day period immediately prior to closing. Based upon the closing price on September 30, 2009, as reported on the NASDAQ Capital Market, the aggregate value of the Company’s 24,642 shares issued was $100,293.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Tangible assets and liabilities assumed:
Receivables	$33,434
Inventory	40,000
Property and equipment	17,757
Prepaid expenses	2,955
Accounts payable	(9,374)
Intangible assets
Purchased technology	115,521

Total	$200,293

The allocation process requires an analysis and valuation of acquired assets including technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies. The values assigned to certain acquired assets and liabilities are preliminary, are based upon information available as November 30, 2009, and may be adjusted as further information becomes available. Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, unidentified claims from suppliers or other contingent obligations and the amounts required to settle them. Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the allocation period may result in adjustment to intangible assets.

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

For the three months ended February 28, 2010, total sales decreased $219,000, or 12.5%, to $1.5 million from $1.8 million for the three months ended February 28, 2009. For the nine months ended February 28, 2010, total sales decreased $3.3 million, or 41.0%, to $4.7 million from $7.9 million for the nine months ended February 28, 2010. Balancer segment sales primarily come from end-users, rebuilders and original equipment manufacturers of grinding machines within the target geographic markets of North America, Asia and Europe. Balancer segment sales decreased $312,000, or 24.7%, to $953,000 for the three months ended February 28, 2010 compared to $1.3 million for the three months ended February 28, 2009. Balancer segment sales decreased $2.6 million, or 45.0%, to $3.2 million for the nine months ended February 28, 2010 compared to $5.8 million for the nine months ended February 28, 2009. The Measurement segment product line consists of both laser measurement sensors and laser-based surface roughness measurement systems. Total Measurement segment sales increased $92,000, or 18.6%, to $589,000 for the three months ended February 28, 2010 compared to $497,000 for the three months ended February 28, 2009. Total Measurement segment sales decreased $631,000, or 30.0%, to $1.5 million for the nine months ended February 28, 2010 compared to $2.1 million for the nine months ended February 28, 2009.

In response to the significant decreases in revenues during the past year, the Company has been reducing its operating expenses. Operating expenses decreased $185,000, or 13.0%, to $1.2 million for the three months ended February 28, 2010 from $1.4 million for the three months ended February 28, 2009. Operating expenses decreased $1.1 million, or 24.3%, to $3.5 million for the nine months ended February 28, 2010 from $4.7 million for the nine months ended February 28, 2009. General, administration and sales expenses decreased $83,000, or 7.2%, to $1.1 million for the three months ended February 28, 2010 from $1.2 million for the same period in the prior year. General, administrative and sales expenses decreased $833,000, or 21.4%, to $3.1 million for the nine months ended February 28, 2010 from

$3.9 million for the nine months ended February 28, 2009. Research and development expenses decreased $102,000, or 37.4%, to $171,000 for the three months ended February 28, 2010 from $274,000 for the three months ended February 28, 2009. Research and development expenses decreased $300,000, or 38.9%, to $472,000 for the nine months ended February 28, 2010 from $772,000 for the nine months ended February 28, 2009. Net loss was $443,000, or $0.15 per fully diluted share, for the three months ended February 28, 2010 as compared to net loss of $261,000, or $0.09 per fully diluted share, for the three months ended February 28, 2009. Net loss was $1.2 million, or $0.43 per fully diluted share, for the nine months ended February 28, 2010 as compared to net loss of $341,000, or $0.12 per fully diluted share, for the nine months ended February 28, 2009.

Acquisition

On September 30, 2009, the Company completed an Asset Purchase Agreement (the “Agreement”) with Optical Dimensions, a sole proprietorship (“Optical”), pursuant to which the Company acquired all of the assets and assumed certain liabilities of Optical. As a result, the Company now owns and operates Optical’s business, including its patented laser light scatter roughness measurement technology. The total purchase for the acquisition was $200,293 which includes the value of the shares issued and the cash paid. The Agreement provided that the Company pay cash of $100,000 and issue 24,642 shares of common stock of the Company. The number of shares issued was equal to $100,000 in value based on the average closing price of the Company’s common stock, as reported on the NASDAQ National Market, over the five-day period immediately prior to closing. Based upon the closing price on September 30, 2009, as reported on the NASDAQ Capital Market, the aggregate value of the Company’s 24,642 shares issued was $100,293.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2009.

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Notes to Consolidated Interim Financial Statements for discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Three Months Ended February 28,
	2010		2009
Balancer sales	$953,216	61.8%	$1,265,148	71.8%
Measurement sales	589,096	38.2%	496,599	28.2%

Total sales	1,542,312	100.0%	1,761,747	100.0%
Cost of sales	747,577	48.5%	954,175	54.2%

Gross profit	794,735	51.5%	807,572	45.8%

Operating expenses:
General, administration and sales	1,068,203	69.3%	1,150,973	65.3%
Research and development	171,374	11.1%	273,651	15.5%

Total operating expenses	1,239,577	80.4%	1,424,624	80.9%

Operating loss	(444,842)	-28.8%	(617,052)	-35.0%

Other income	3,108	0.2%	17,198	1.0%

Loss before income taxes	(441,734)	-28.6%	(599,854)	-34.0%

Provision (benefit) for income taxes	1,518	0.1%	(338,980)	-19.2%

Net loss	$(443,252)	-28.7%	$(260,874)	-14.8%

	Nine Months Ended February 28,
	2010		2009
Balancer sales	$3,216,031	68.6%	$5,842,051	73.5%
Measurement sales	1,471,376	31.4%	2,102,362	26.5%

Total sales	4,687,407	100.0%	7,944,413	100.0%
Cost of sales	2,400,636	51.2%	4,076,782	51.3%

Gross profit	2,286,771	48.8%	3,867,631	48.7%

Operating expenses:
General, administration and sales	3,061,191	65.3%	3,894,242	49.0%
Research and development	471,913	10.1%	771,764	9.7%

Total operating expenses	3,533,104	75.4%	4,666,006	58.7%

Operating loss	(1,246,333)	-26.6%	(798,375)	-10.0%

Other income	18,241	0.4%	35,215	0.4%

Loss before income taxes	(1,228,092)	-26.2%	(763,160)	-9.6%

Provision (benefit) for income taxes	13,802	0.3%	(422,166)	-5.3%

Net loss	$(1,241,894)	-26.5%	$(340,994)	-4.3%

Sales – Sales in the Balancer segment decreased $312,000, or 24.7%, to $953,000 for the three months ended February 28, 2010 compared to $1.3 million for the three months ended February 28, 2009. This decrease is primarily due to lower unit sales volumes in Asia, North America and Europe during the third quarter of Fiscal 2010. North American sales decreased $188,000, or 37.5%, for the three months ended February 28, 2010 compared to the same period in the prior year. European sales decreased $67,000, or 35.4%, for the third quarter of Fiscal 2010 compared to the third quarter of Fiscal 2009. Sales in Asia decreased $55,000, or 10.7%, for the three months ended February 28, 2010 compared to the three months ended February 28, 2009. As with the North American market, the duration of the strength or weakness in demand in Asia and Europe cannot be forecasted with any certainty given the weaknesses in the global economy.

Sales in the Balancer segment decreased $2.6 million, or 45.0%, to $3.2 million for the nine months ended February 28, 2010 compared to $5.8 million for the nine months ended February 28, 2009. This decrease is primarily due to lower unit sales volumes in Asia, North America and Europe during the first three quarters of Fiscal 2010. North American sales decreased $1.3 million, or 50.9%, for the nine months ended February 28, 2010 compared to the same period in the prior year. Sales in Asia decreased $786,000, or 36.7%, for the nine months ended February 28, 2010 as compared to the nine months ended February 28, 2009. European sales decreased $403,000, or 42.4%, for the first three quarters of Fiscal 2010 compared to the first three quarters of Fiscal 2009. Sales in other regions of the world decreased $130,000 for the first three quarters of Fiscal 2010 compared to the same period in Fiscal 2009.

Sales in the Measurement segment increased $92,000, or 18.6%, to $589,000 for the three months ended February 28, 2010 compared to $497,000 for the three months ended February 28, 2009. Sales of laser-based dimensional sizing products increased $57,000, or 15.2%, for the three months ended February 28, 2010 compared to the same period in the prior year primarily due to the higher volume of shipments in the current fiscal year. Sales of laser-based surface measurement products in the three months ended February 28, 2009 compared to the same period in the prior year increased $28,000, or 22.9%, as sales of laser-based surface roughness measurement products increased $61,000, which increase was partially offset by a decrease in sales to disk drive and silicon wafer manufacturers of $34,000, or 27.7%. The disk drive and silicon wafer industries have undergone significant technological change and consolidation as manufacturers merged or exited the markets resulting in a redeployment of equipment rather than the making of additional investments in capital equipment, and future sales of laser-based surface measurement products cannot be forecasted with any certainty. Some of the laser-based surface roughness measurement products were acquired from Optical Dimensions on September 30, 2009.

Sales in the Measurement segment decreased $631,000, or 30.0%, to $1.5 million in the nine months ended February 28, 2010 compared to $2.1 million in the nine months ended February 28, 2009. Sales of laser-based dimensional sizing products decreased $622,000, or 35.9%, in the nine months ended February 28, 2010 compared to the same period in the prior year primarily due to the lower volume of shipments in the current fiscal year. Sales of laser-based surface measurement products in the nine months ended February 28, 2009 as compared to the same period in the prior year decreased $20,000, or 5.4%, as sales to disk drive and silicon wafer manufacturers decreased, which decrease was partially offset by sales of laser light scatter roughness measurement technology products of $79,000 related to the acquisition of Optical Dimensions’ products.

Gross margin – Gross margin for the three months ended February 28, 2010 increased to 51.5% compared to 45.8% for the three months ended February 28, 2009. These increases were due to changes in the product sales mix shifting toward higher margin products. Gross margin for the nine months ended February 28, 2010 increased to 48.8% compared to 48.7% for the nine months ended February 28, 2009. These increases were due to changes in the product sales mix shifting toward higher margin products. Balancer margins were also negatively impacted by higher sales in foreign markets as a large portion of those sales are made through distributors who receive favorable pricing.

Operating expenses – Operating expenses decreased $185,000, or 13.0%, to $1.2 million for the three months ended February 28, 2010 as compared to $1.4 million for the three months ended February 28, 2009. General, administrative and selling expenses decreased $83,000, or 7.2%, for the three months ended February 28, 2010 as compared to the same period in the prior year primarily due to lower commissions related to the decrease in sales, lower personnel costs resulting from both salary reductions and mandatory furloughs and lower stock-based compensation, offset by higher bad debt expenses. Research and development expenses decreased $102,000, or 37.4%, compared to the same period in the prior year primarily due to lower material costs associated with new product development related to technologies acquired from Xtero and to existing product lines and lower personnel costs associated with salary reductions.

Operating expenses decreased $1.1 million, or 24.3%, to $3.5 million for the nine months ended February 28, 2010 compared to $4.7 million for the nine months ended February 28, 2009. General, administrative and selling expenses decreased $833,000, or 21.4%, for the nine months ended February 28, 2010 compared to the same period in the prior year. Research and development expenses decreased $300,000, or 38.9%, compared to the same period in the prior year. These decreases were primarily due to the same reasons as noted above.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $2,000 and $10,000 for the three months ended February 28, 2010 and 2009, respectively. Interest income was $10,000 and $68,000 for the nine months ended February 28, 2010 and 2009, respectively. Interest income decreased due to lower interest rates and decreased cash and investment balances. Foreign currency exchange gains were $1,000 and $7,000 for the three months ended February 28, 2010 and 2009, respectively. Foreign currency exchange gains (losses) were $7,000 and $(32,000) for the nine months ended February 28, 2010 and 2009, respectively. The increase in the gains was primarily due to the strengthening of foreign currencies against the US dollar during the current year.

Income tax provision – The Company’s effective tax rate on consolidated net loss was (1.1)% for the nine months ended February 28, 2010. The Company’s effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. One of the items not deductible for income tax reporting is stock- based compensation. Management believes the effective tax rate for Fiscal 2010 will be (1.0)% due to the items noted above.

Net income – Net loss increased $182,000 to a net loss of $443,000, or $0.15 per diluted share, for the three months ended February 28, 2010 as compared to a net loss of $261,000, or $0.09 per diluted share, for the three months ended February 28, 2009. Net loss increased $901,000 to a net loss of $1.2 million, or $0.43 per diluted share, for the nine months ended February 28, 2010 as compared to a net loss of $341,000, or $0.12 per diluted share, for the nine months ended February 28, 2009. Net income decreased due primarily to lower sales and related gross profit offset by lower general, administrative and selling expenses, lower research and development expenses and a lower effective tax rate during the three and nine months ended February 28, 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $1.0 million to $7.7 million as of February 28, 2010 compared to $8.7 million as of May 31, 2009. Cash, cash equivalents and short-term investments totaled $3.4 million and $4.2 million as of February 28, 2010 and May 31, 2009, respectively. As of February 28, 2010, the Company had $2.9 million in cash and cash equivalents on hand compared to $4.2 million at May 31, 2009. The Company had $500,000 and $0 in short-term investments as of February 28, 2010 and May 31, 2009, respectively. The Company invested in $500,000 of certificates of deposit during the first quarter of Fiscal 2010.

Cash used in operating activities totaled $621,000 for the nine months ended February 28, 2010 as compared to cash used in operating activities of $891,000 for the nine months ended February 28, 2009. The cash used in operating activities was primarily due to the net loss, decreases in other accrued liabilities and increases in accounts receivable and prepaid expenses, offset by decreases in inventories and income taxes receivable, increases in accounts payable, depreciation and amortization and stock based compensation.

At February 28, 2010, the Company had accounts receivable of $1.1 million as compared to $1.1 million at May 31, 2009. The increase in accounts receivable of $36,000 was due to the timing of sales in the third quarter of Fiscal 2010. At February 28, 2010, inventories decreased $207,000 to $3.7 million as compared to $3.9 million at May 31, 2009. This decrease was due to the timing of purchases and inventory receipts.

During the nine months ended February 28, 2010, net cash used in investing activities was $641,000, which consisted of net purchases of short-term investments of $500,000, $100,000 used for the acquisition of Optical Dimensions during the second quarter and $42,000 used to purchase new manufacturing and office equipment.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of February 28, 2010), or LIBOR plus 2.0% (2.23% as of February 28, 2010), and the agreement expires on March 1, 2011. There were no outstanding balances on the line of credit at February 28, 2010 and May 31, 2009.

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

The Xact™ tank monitoring system may not become commercially viable and satisfy expected demand

On May 13, 2009, the Company announced the introduction of the Xact™ tank monitoring system for measuring fill levels of industrial liquefied propane tanks and communicating that data via satellite to a secure web site. Although the initial acquisition and further development of the Xact™ product have negatively impacted current operating results, the product should allow the Company to enter new measurement markets and is expected to add sales and profits to the Company in future years. However, the Xact™ product may not be successful, anticipated market demand for the product may not materialize and additional product or market opportunities may not be identified and developed and brought to market in a timely and cost-effective manner, each of which could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 28, 2010. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there was no outstanding balance as of February 28, 2010. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended February 28, 2010 and 2009, results of operations included gains on foreign currency translation of $1,000 and $7,000, respectively. For the nine months ended February 28, 2010 and 2009, results of operations included gains (losses) on foreign currency translation of $7,000 and $(32,000), respectively.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control Over Financial Reporting

Other than as noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC. (Registrant)

Date: April 13, 2010	/s/ Wayne A. Case
Wayne A. Case, Chairman of the Board and Chief Executive Officer