Form 10-K
period 2010-05-31
SCHMITT INDUSTRIES INC
filed 2010-07-30
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended: May 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,388,000 based upon the closing price of $3.50 reported for such date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of July 29, 2010, the registrant had 2,894,802 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Introduction

Schmitt Industries, Inc. (the Company), an Oregon corporation incorporated in 1995, designs, manufactures and markets computer-controlled vibration detection and balancing equipment (the Balancer Segment) primarily to the machine tool industry. The predecessor to the Company was originally organized in 1984 under the laws of the Province of British Columbia. Through a statutory procedure, in 1995, the Company ceased to be domiciled in British Columbia and became an Oregon corporation. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), an Oregon corporation, the Company designs, manufactures and markets precision laser-based surface measurement products for a wide variety of commercial applications in addition to the disk drive, silicon wafer and optics industries; laser-based distance measurement products for a wide variety of industrial applications; and ultrasonic measurement products that accurately measure the fill levels of large liquefied propane tanks and transmit that data via satellite to a secure web site (the Measurement Segment). The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company’s executive offices are located at 2765 N.W. Nicolai Street, Portland, Oregon 97210, and its telephone number is (503) 227-7908.

“SBS,” “SMS,” “Acuity,” “Xact” and “Lasercheck” are trademarks owned by the Company.

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

For the years ended May 31, 2010, May 31, 2009 and May 31, 2008 (Fiscal 2010, 2009 and 2008), net sales of the Company’s balancing products totaled $4.7 million, $7.0 million and $8.4 million, respectively. Net sales of balancing products accounted for 69%, 73% and 74% of the Company’s total sales in Fiscal 2010, 2009 and 2008, respectively. See Note 6 to Consolidated Financial Statements.

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

Measurement Segment

Within the Measurement segment, the Company designs, manufactures and markets several laser-based precision test and measurement product lines and an ultrasonic product for measuring the fill levels of large liquid propane tanks and operates a precision laser light scatter measurement laboratory.

There are five specific product lines: laser-based surface roughness measurement, laser-based distance measurement and dimensional sizing, remote tank monitoring, laser light-scatter surface measurement and a laser light-scatter measurement laboratory.

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

•

The TMS-2000-DUV-RC product measures the surface microroughness of ceramic/glass rather than aluminum substrates. Manufacturers require the technology and products to measure surface roughness of these ceramic/glass substrates to the same exact levels as those that measure aluminum. The Deep Ultra-violet light (DUV) technology and product use the patented light scatter technology to measure the surface roughness of glass substrates to levels less than 0.5 Angstroms.

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

The Company also recently acquired the Lasercheck line of surface measurement gauges. Lasercheck® is a unique laser-based non-contact roughness gauge incorporating patented “laser light scatter” technology that can make precise repeatable surface roughness measurements in the 0.01 to 10 micron (0.40 to 400 micro inches) range. Lasercheck provides high-speed in-process measurements in a fraction of a second and is optimized for surface measurements of ground, sanded, polished, hone, super-finished and shot-blasted surfaces. The Lasercheck line of surface measurements gauges is a complementary fit to the TMS surface measurement products for ultra-smooth (sub-Angstrom) surfaces, such as silicon wafers and hard disk drives.

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

The AR700 is a triangulation laser displacement sensor that provides superior performance in terms of accuracy, repeatability, and sample speed. The AR700 boasts output speeds up to 9400 Hz and resolutions as low as one sixth of a micrometer. The laser will output 9400 distance readings in a single second. The unit is also very compact, measuring approximately 80% smaller than its predecessor, the AR600. Model variations permit applications up to 50 inches in range. Applications include high speed road profiling, product dimensional or thickness measurement, rubber thickness measurement, lumber or plywood thickness measurement, carton dimensioning and product positioning.

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

Remote Tank Monitoring Products

The Company’s primary product for this new market is called Xact. The Xact product utilizes ultrasonic technology to detect and measure the capacity and volume of large chemical storage tanks, such as liquid propane tanks. Each sensor, which is affixed to the exterior of the underside of each tank, produces a small electrical pulse, or a “ping,” through the tank’s steel shell, which is reflected off the bottom surface of the liquid stored in the tank in the form of an echo that is detected. The time of flight between the “ping” and the echo is then calculated to determine, based upon additional data regarding tank size and shape, the volume of liquid the tank contains. This information is then remotely transmitted via a satellite transceiver that is affixed to the top of the tank to a secure website on the internet, processed using proprietary software and displayed on that website.

Each tank can be remotely monitored simultaneously anywhere in the world. The user has the ability to schedule when each tank is to be measured simply by adjusting the settings for each tank.

Research and Other Measurement Products

The Company’s CASI Scatterometers are sold to companies and institutions involved in scientific research and development. The CASI Scatterometer uses visible, ultraviolet or infrared laser light as a nondestructive probe to measure surface quality, optical performance, smoothness, appearance, defects and contamination on a wide variety of materials. These products are scientific measurement instruments providing customers with molecular-level precision in roughness measurement of optical surfaces, diffuse materials, semiconductor wafers, magnetic storage media and precision-machined surfaces, as well as surfaces affecting the cosmetic appearance of consumer products.

The MicroScan system is a portable device consisting of a hand-held control unit, an interchangeable measurement head and a separate charging unit. To perform a measurement, the operator places the measurement head on the objective area and presses a button. Each measurement takes less than five seconds with results displayed and stored in system memory. The MicroScan can store 700 measurements in 255 files and provides the capability to program pass/fail criteria. Software is available for control, analysis and file conversion. From a single measurement, a user can determine RMS surface roughness, reflectance and scatter light levels (BRDF) on flat or curved surfaces under any lighting conditions.

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

In Fiscal 2010, 2009 and 2008, net sales of Measurement products totaled $2.1 million, $2.5 million and $3.0 million, respectively, and accounted for 31%, 27% and 26% of the Company’s total sales in Fiscal 2010, 2009 and 2008, respectively. See Note 6 to Consolidated Financial Statements.

Competition

Management believes our TMS and Lasercheck surface measurement products are one of only a few systems that provide fast, accurate, repeatable microroughness measurements for a wide variety of commercial applications including the computer hard disk manufacturing and the silicon wafer industries. The Company believes its surface measurement products are currently the only systems that can provide measurements as low as a few hundredths of an angstrom (Å-a unit of measure equal to 1 hundred-millionth of a centimeter) with reproducibility +/- 0.2Å or 1% and repeatability of +/- 0.1Å. There are differences between our surface measurement products and other optical techniques (which include profilometers, scanning tunneling microscopes, atomic force microscopes or interferometers). These other technologies require the intervention of a skilled operator and perform measurements relatively slowly, whereas our surface measurement products are much simpler and, consequently, can make measurements more rapidly while still maintaining excellent repeatability and accuracy. Stylus profilometers are simpler devices which require less skilled operators. However, measurements must be conducted under vibration isolation conditions, and large areas require numerous scans; thus, stylus profilometers are generally destructive to soft materials such as most coated optics.

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

Competitive surface measurement products and dimensional sizing products come from established multinational competitors, most of which are significantly larger and have greater financial, engineering, manufacturing and marketing resources. Company pricing is geared to obtaining market share and meeting competitive supplier prices. The market strategy is to establish measurement products as products with the best quality, reliability and performance and superior economic value.

Sales by Geographic Area

In Fiscal 2010, 2009 and 2008, the Company recorded net sales of its products in the United States, its country of domicile, of $3.1 million, $4.8 million and $6.0 million, respectively. Net sales in the last three fiscal years by geographic areas are:

	North America	Europe	Asia	Others
Fiscal 2010	$3,308,958	$1,148,857	$2,171,993	$175,940
Fiscal 2009	$5,075,254	$1,370,388	$2,722,762	$332,804
Fiscal 2008	$6,305,626	$1,842,008	$2,811,167	$462,456

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of its business segments. The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments. For example, in the past fiscal year, the Company has developed and introduced the SB-5500, a new controller for the Balancer segment with new digital electronics, multi-language display and several communication options.

During Fiscal 2010, 2009 and 2008, the Company’s research and development expense totaled $585,000, $1.0 million and $628,000, respectively. The Fiscal 2009 increase in product development costs relates primarily to the acquisition of the Xact product technology and further development of that technology.

Employees

As of July 29, 2010, the Company employed 42 individuals worldwide on a full-time basis. There were no regular part-time employees. None of the Company’s employees is covered by a collective bargaining agreement.

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

The general economic conditions and the global financial crisis may adversely affect the Company’s business, operating results and financial condition

The Company’s operations and performance depend significantly on worldwide economic conditions, particularly in the manufacturing sector, and their impact on levels of capital investment, which have recently deteriorated significantly over the past two fiscal years and may remain depressed, or be subject to further deterioration. Economic factors that could adversely influence demand for the Company’s products include uncertainty about global economic conditions leading to reduced levels of investment, customers’ and suppliers’ access to credit, unemployment and other macroeconomic factors affecting commercial and industrial spending behavior.

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

The Xact tank monitoring system may not become commercially viable and satisfy expected demand

On May 13, 2009, the Company announced the introduction of the Xact tank monitoring system for measuring fill levels of industrial liquefied propane tanks and communicating that data via satellite to a secure web site. Although the initial acquisition and further development of the Xact product has negatively impacted current operating results, the product should allow the Company to enter new measurement markets and is expected to add sales and profits to the Company in future years. However, the Xact product may not be successful, anticipated market demand for the product may not materialize and additional product or market opportunities may not be identified and developed and brought to market in a timely and cost-effective manner, each of which could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

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

Future success depends in part on attracting and retaining key management and qualified technical and sales personnel

Future success depends on the efforts and continued services of key management, technical and sales personnel. Significant competition exists for such personnel and there is no assurance key technical and sales personnel can be retained or that other highly qualified technical and sales personnel as required can be attracted, assimilated and retained. There is also no guarantee that key employees will not leave and subsequently compete against the Company. The inability to attract and retain key personnel could adversely impact the business, financial condition and results of operations.

Changes in the effective tax rate may have an adverse effect on the Company’s results of operations

The Company’s future effective tax rate may be adversely affected by a number of factors including: the jurisdictions in which profits are determined to be earned and taxed; the resolution of issues arising from future potential tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretations of such tax laws and changes in generally accepted accounting principles.

Changes in securities laws and regulations have increased and could continue to increase Company expenses

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

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings totaling approximately 40,500 square feet. SEL occupies a 755-square foot facility in Coventry, England pursuant to a two-year lease beginning May 7, 2009 with a basic monthly rent of £975 (approximately $1,425 as of May 31, 2010).

Item 3.	Legal Proceedings

There are no material legal proceedings currently pending against the Company.

Item 4.	(Remove and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “SMIT.”

The following tables set forth the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Capital Market for the periods indicated.

Year Ended May 31, 2009	High	Low
First Quarter	$6.40	$4.50
Second Quarter	$7.08	$4.25
Third Quarter	$4.68	$3.00
Fourth Quarter	$3.75	$2.55

Year Ended May 31, 2010	High	Low
First Quarter	$5.53	$2.95
Second Quarter	$5.00	$3.35
Third Quarter	$4.00	$3.37
Fourth Quarter	$4.08	$3.47

As of July 29, 2010, there were 2,894,802 shares of Common Stock outstanding held by approximately 175 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 1,750 individual holders of shares of Common Stock.

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

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2010:

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

Recent Sales of Unregistered Securities

On September 30, 2009, the Company completed an Asset Purchase Agreement with Optical Dimensions, a sole proprietorship, pursuant to which the Company acquired all of the assets and assumed certain liabilities of Optical Dimensions. As partial consideration for the assets, the Company issued 24,642 restricted shares of common stock of the Company to Optical Dimensions. The number of shares issued was equal to $100,000 in value based on the average closing price of the Company’s common stock, as reported on the NASDAQ National Market, over the five-day period immediately prior to closing. The sale of shares to Optical Dimensions was effected pursuant to Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

In thousands, except per share information

Year Ended

	5/31/10	5/31/09	5/31/08	5/31/07	5/31/06
Sales	$6,806	$9,501	$11,421	$11,882	$11,503
Net Income (Loss)	$(1,711)	$(2,154)	$1,103	$1,285	$1,350
Net Income (Loss) Per Share, Basic	$(.59)	$(.75)	$.40	$.49	$.52
Weighted Average No. Shares, Basic	2,887	2,870	2,725	2,649	2,606
Net Income (Loss) Per Share, Diluted	$(.59)	$(.75)	$.39	$.47	$.49
Weighted Average No. Shares, Diluted	2,887	2,870	2,834	2,763	2,746
Stockholders’ Equity	$10,121	$11,718	$13,756	$11,365	$9,814
Total Assets	$11,352	$12,624	$15,247	$12,471	$10,927
Long-term Debt (including current portion)	$—	$—	$—	$—	$22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. designs, manufactures and markets computer controlled vibration detection and balancing equipment (the Balancer segment) to the worldwide machine tool industry and, through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., precision laser-based surface roughness measurement products, laser-based distance measurement products and ultrasonic measurement systems (the Measurement segment) for a variety of industrial applications worldwide. The Company sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL) located in the United Kingdom. The Company is organized into two operating segments: the Balancer segment and the Measurement segment.

For the year ended May 31, 2010 (Fiscal 2010), total sales decreased $2.7 million, or 28.4%, to $6.8 million from $9.5 million in the year ended May 31, 2009 (Fiscal 2009). Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe. Balancer sales decreased $2.3 million, or 33.0%, to $4.7 million in Fiscal 2010 compared to $7.0 million in Fiscal 2009. The Fiscal 2010 decrease in worldwide balancer sales is due to lower volumes of shipments as the worldwide automotive industry has been severely impacted by the global economic downturn. The Measurement segment product line consists of both laser-based light-scatter and distance measurement and dimensional sizing products. Total Measurement sales decreased $395,000, or 15.6%, to $2.1 million in Fiscal 2010 compared to $2.5 million in Fiscal 2009. The decrease is primarily due to the lower volumes of shipments of laser-based measurement products.

In response to the significant decreases in revenues during the past year, the Company has been reducing its operating expenses. Operating expenses decreased $1.3 million, or 21.2%, to $4.8 million in Fiscal 2010 from $6.1 million in Fiscal 2009. General, administrative and sales expenses decreased $850,000, or 16.9%, in Fiscal 2010 to $4.2 million as compared to $5.0 million in the prior fiscal year. Research and development expenses decreased $435,000, or 42.7%, to $585,000 in Fiscal 2010 from $1.0 million in Fiscal 2009.

Net loss was $1.7 million, or $0.59 per fully diluted share, for the year ended May 31, 2010 as compared to net loss of $2.2 million, or $0.75 per fully diluted share, for the year ended May 31, 2009.

Acquisition

On September 30, 2009, the Company completed an Asset Purchase Agreement (the “Agreement”) with Optical Dimensions, a sole proprietorship, pursuant to which the Company acquired all of the assets and assumed certain liabilities of Optical Dimensions, As a result, the Company now owns and operates Optical Dimensions’ business, including its patented laser light scatter roughness measurement technology. The total purchase price for the acquisition was approximately $200,000 which includes the value of the shares issued and the cash paid. The Agreement provided that the Company pay cash of $100,000 and issue 24,642 shares of common stock of the Company. The number of shares issued was equal to $100,000 in value based on the average closing price of the Company’s common stock, as reported on the NASDAQ National Market, over the five-day period immediately prior to closing.

Critical Accounting Policies

Revenue Recognition—The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Accounting Standards Codification Topic 605. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured.

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

Recently issued accounting pronouncements

Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Year Ended May 31,
	2010		2009		2008
Balancer sales	$4,670,723	68.6%	$6,971,079	73.4%	$8,414,120	73.7%
Measurement sales	2,135,025	31.4%	2,530,129	26.6%	3,007,137	26.3%

Total sales	6,805,748	100.0%	9,501,208	100.0%	11,421,257	100.0%
Cost of sales	3,763,756	55.3%	5,361,088	56.4%	5,305,144	46.4%

Gross profit	3,041,992	44.7%	4,140,120	43.6%	6,116,113	53.6%

Operating expenses:
General, administration and sales	4,184,100	61.5%	5,033,617	53.0%	4,628,003	40.5%
Research and development	584,582	8.6%	1,019,440	10.7%	628,150	5.5%

Total operating expenses	4,768,682	70.1%	6,053,057	63.7%	5,256,153	46.0%

Operating income (loss)	(1,726,690)	(25.4%)	(1,912,937)	(20.1%)	859,960	7.5%
Other income	31,107	0.5%	49,682	0.5%	251,282	2.2%

Income (loss) before income taxes	(1,695,583)	(24.9%)	(1,863,255)	(19.6%)	1,111,242	9.7%
Provision for income taxes	15,430	0.2%	290,269	3.1%	8,138	0.1%

Net income (loss)	$(1,711,013)	(25.1%)	$(2,153,524)	(22.7%)	$1,103,104	9.7%

Sales—Sales in the Balancer segment decreased $2.3 million, or 33.0%, to $4.7 million for Fiscal 2010 compared to $7.0 million for Fiscal 2009. This decrease is primarily due to lower unit sales volumes in Asia, North America and Europe during the year. North American sales decreased $1.2 million, or 40.6%, in Fiscal 2010 compared to the prior year. Asia sales decreased $601,000, or 23.3%, in Fiscal 2010 compared to Fiscal 2009. European sales decreased $372,000, or 31.7%, in Fiscal 2010 compared to Fiscal 2009. The decreases across all geographies are primarily due to lower volumes of shipments caused by continuing weaknesses in the global economy and the softening of the worldwide automotive, bearing and aircraft industries which has impacted the machine tool industry. The levels of demand in our geographic markets cannot be forecasted with any certainty given the recent weaknesses in the global economy.

Sales in the Measurement segment decreased $395,000, or 15.6%, to $2.1 million in Fiscal 2010 compared to $2.5 million in Fiscal 2009. Sales of laser-based dimensional sizing products decreased $455,000, or 21.8%, primarily due to the lower unit sales volumes in North America. Sales of laser-based surface measurement products increased $50,000, or 11.3%, primarily due to the September 30, 2009 acquisition of Optical Dimensions which resulted in product sales of $114,000; these sales were partially offset by a decrease in sales to disk drive and silicon wafer manufacturers of $64,000.

Sales in the Balancer segment decreased $1.4 million, or 17.2%, to $7.0 million for Fiscal 2009 compared to $8.4 million for Fiscal 2008. This decrease is primarily due to decreased sales in North America and Europe during the year. North American sales decreased $1.0 million, or 25.1%, in Fiscal 2009 compared to the prior year. European sales decreased $411,000, or 25.9%, in Fiscal 2009 compared to Fiscal 2008. Market demand in Asia for the Balancer segment products was flat with that region showing a decrease of $22,000, or 0.8%, for Fiscal 2009 compared to the prior year. The decreases in North America and Europe are primarily due to lower volumes of shipments caused by weaknesses in the global economy and softening of the worldwide automotive, bearing and aircraft industries and its impact on the machine tool industry. The European market is also negatively impacted by greater competition with other European companies. The global economic crisis has not impacted the Chinese market as much as other regions of the world resulting in relatively flat sales in Asia.

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

Gross margin—Gross margin for Fiscal 2010 increased to 44.7% compared to 43.6% for Fiscal 2009. This increase is primarily due to lower increases to reserves for excess and obsolete inventory in the current year offset by a shift in the sales product mix to lower margin products and the impact of significantly lower sales volumes. Gross margin for Fiscal 2009 decreased to 43.6% as compared to 53.6% for Fiscal 2008. This decrease is due to changes in the product sales mix shifting towards lower margin products and increases in reserves for excess and obsolete inventory. Balancer margins were also negatively impacted as a result of higher sales in foreign markets as a large portion of those sales are made through distributors who receive favorable pricing.

Operating expenses—Operating expenses decreased $1.3 million, or 21.2%, to $4.8 million for Fiscal 2010 compared to $6.1 million in Fiscal 2009. General, administrative and sales expenses decreased $850,000, or 16.9%, to $4.2 million in Fiscal 2010 compared to $5.0 million in the prior year. This decrease is due primarily to lower personnel costs resulting from both salary reductions and mandatory furloughs and lower stock-based compensation, lower commissions related to the decrease in sales and the expense and spending controls put in place due to the significant decline in revenue, offset by higher bad debt expense in the current year. Research and development expenses decreased $435,000, or 42.7%, to $585,000 in Fiscal 2010 compared to $1.0 million in Fiscal 2009. The decrease in research and development expense is primarily due to lower material costs associated with new product development related to technologies acquired from Xtero and to existing product lines and lower personnel costs associated with salary reductions. Operating expenses increased $797,000, or 15.2%, to $6.1 million for Fiscal 2009 as compared to $5.3 million for Fiscal 2008. General, administrative and selling expenses increased $406,000 or 8.8% for Fiscal 2009 as compared to Fiscal 2008. This increase is primarily due to higher personnel costs resulting from increased headcount, higher stock-based compensation and higher amortization expenses related to the identifiable intangible assets acquired from Xtero, offset by lower commissions related to the decrease in sales. Research and development expenses increased $391,000 or 62.3% as compared to the prior year primarily due to new product development associated with the technologies acquired from Xtero and new product development related to existing product lines.

Other income—Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $11,000, $74,000 and $227,000 in Fiscal 2010, 2009 and 2008, respectively. Interest income has decreased due to lower investment balances and lower interest rates. Foreign currency exchange gain was $19,000 and $25,000 in Fiscal 2010 and 2008, respectively. Foreign currency exchange loss was $24,000 in Fiscal 2009.

Income tax provision—The effective tax rate in Fiscal 2010 was (0.9)%. The effective tax rate on consolidated net loss in Fiscal 2010 differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting, offset by tax credits related to research and experimentation expenses. The effective tax rate in Fiscal 2009 was 15.6%. The effective tax rate on consolidated net loss in Fiscal 2009 differs from the federal statutory tax rate primarily due to research and experimentation credits, lower effective tax rates on net income reported by SEL and the effect of changes in tax contingencies, offset by changes in the deferred tax valuation allowance, the expiration of capital loss carryforwards, a foreign jurisdiction statutory gain exclusion and certain expenses not being deductible for income tax reporting. The effective tax rate in Fiscal 2008 was 0.7%. The effective tax rate on consolidated net income in Fiscal 2008 differs from the federal statutory tax rate primarily due to export tax incentives claimed during the year related to prior years, domestic manufacturing deduction, lower effective tax rates on net income reported by the Company’s wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom, the net tax benefits related to a gain exclusion provision provided in Canada on the sale of technology from the Canadian subsidiary to a US subsidiary and a reduction in the valuation allowance, offset by certain expenses not deductible for income tax reporting.

Net income—Net loss decreased $443,000 to a net loss of $1.7 million, or $0.59 per diluted share, for Fiscal 2010 as compared to net loss of $2.2 million, or $0.75 per diluted share, for Fiscal 2009. Net loss decreased due primarily to lower sales and related gross profit, offset by lower general, administrative and selling expenses, lower research and development expenses and a lower effective tax rate during Fiscal 2010. Net income decreased $3.3 million to a net loss of $2.2 million, or $0.75 per diluted share, for Fiscal 2009 as compared to net income of $1.1 million, or $0.39 per diluted share, for Fiscal 2008. Net income decreased due primarily to lower sales, lower gross profit and higher operating expenses during Fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $1.4 million to $7.3 million as of May 31, 2010 compared to $8.7 million as of May 31, 2009. Cash and cash equivalents decreased $628,000 to $3.5 million as of May 31, 2010 from $4.2 million as of May 31, 2009.

Cash used in operating activities was $417,000 in Fiscal 2010 as compared to $1.2 million in Fiscal 2009. The decrease was primarily due to decreases in net loss, deferred taxes, depreciation and amortization, stock-based compensation, inventories, income taxes receivable, income taxes payable and other accrued liabilities, offset by increases in accounts receivable and accounts payable.

At both May 31, 2010 and 2009, we had accounts receivable of $1.1 million. At May 31, 2010, inventories decreased $222,000 to $3.6 million compared to $3.9 million at May 31, 2009 due to the timing of purchase and inventory receipts. At May 31, 2010, income taxes receivable decreased $309,000 to $22,000 compared to $330,000 at May 31, 2009 due to the receipt of income tax refunds from the government. At May 31, 2010, total current liabilities increased $322,000 to $1.2 million as compared to $906,000 at May 31, 2009. The increase is primarily due to the timing of accounts payable payments as compared to the prior year.

During the year ended May 31, 2010, net cash used in investing activities was $160,000, which consisted of $100,000 used for the acquisition of Optical Dimensions during the second quarter of Fiscal 2010 and by additions to property and equipment of $55,000. Additions to property and equipment consisted primarily of new manufacturing and office equipment.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of May 31, 2010), or LIBOR plus 2.0%, (2.35% as of May 31, 2010). The agreement expires on March 1, 2011. There were no outstanding balances on the line of credit at May 31, 2010 and 2009.

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

QUARTERLY FINANCIAL DATA

In thousands, except per share information (unaudited)

2009 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$3,193	$2,989	$1,761	$1,557
Gross profit	$1,657	$1,403	$808	$272
Net income (loss)	$34	$(114)	$(261)	$(1,813)
Net income (loss) per share, basic	$.01	$(.04)	$(.09)	$(.63)
Net income (loss) per share, diluted	$.01	$(.04)	$(.09)	$(.63)

2010 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$1,223	$1,922	$1,542	$2,118
Gross profit	$549	$943	$795	$755
Net loss	$(575)	$(224)	$(443)	$(469)
Net loss per share, basic	$(.20)	$(.08)	$(.15)	$(.16)
Net loss per share, diluted	$(.20)	$(.08)	$(.15)	$(.16)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2010. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of May 31, 2010. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For Fiscal 2010, 2009 and 2008, results of operations included gains (losses) on foreign currency translation of $19,000, ($24,000) and $25,000, respectively. The foreign exchange gains or losses in Fiscal 2010, 2009 and 2008 were primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8.	Financial Statements and Supplementary Data

Schmitt Industries, Inc.

Consolidated Balance Sheets

	May 31, 2010	May 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$3,545,986	$4,174,335
Accounts receivable, net	1,144,420	1,110,850
Inventories	3,645,303	3,866,971
Prepaid expenses	192,167	171,178
Income taxes receivable	21,570	330,134

	8,549,446	9,653,468

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,564,880	1,564,880
Furniture, fixtures and equipment	1,059,496	1,037,346
Vehicles	90,452	90,452

	3,013,828	2,991,678
Less accumulated depreciation and amortization	(1,720,880)	(1,563,840)

	1,292,948	1,427,838

Other assets
Intangible assets, net	1,509,711	1,542,694

TOTAL ASSETS	$11,352,105	$12,624,000

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$665,044	$335,609
Accrued commissions	170,614	172,755
Accrued payroll liabilities	231,390	228,887
Other accrued liabilities	160,717	168,325

Total current liabilities	1,227,765	905,576

Long-term liabilities	3,591	—
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,894,802 and 2,870,160 shares issued and outstanding at May 31, 2010 and May 31, 2009, respectively	9,739,391	9,545,678
Accumulated other comprehensive loss	(264,004)	(183,629)
Retained earnings	645,362	2,356,375

Total stockholders’ equity	10,120,749	11,718,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,352,105	$12,624,000

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

Consolidated Statements of Operations

	Year Ended May 31,
	2010	2009	2008
Net sales	$6,805,748	$9,501,208	$11,421,257
Cost of sales	3,763,756	5,361,088	5,305,144

Gross profit	3,041,992	4,140,120	6,116,113

Operating expenses:
General, administration and sales	4,184,100	5,033,617	4,628,003
Research and development	584,582	1,019,440	628,150

Total operating expenses	4,768,682	6,053,057	5,256,153

Operating income (loss)	(1,726,690)	(1,912,937)	859,960
Other income	31,107	49,682	251,282

Income (loss) before income taxes	(1,695,583)	(1,863,255)	1,111,242
Provision for income taxes	15,430	290,269	8,138

Net income (loss)	$(1,711,013)	$(2,153,524)	$1,103,104

Net income (loss) per common share, basic	$(0.59)	$(0.75)	$0.40

Weighted average number of common shares, basic	2,886,633	2,870,160	2,725,086

Net income (loss) per common share, diluted	$(0.59)	$(0.75)	$0.39

Weighted average number of common shares, diluted	2,886,633	2,870,160	2,834,158

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2010	2009	2008
Cash flows relating to operating activities
Net income (loss)	$(1,711,013)	$(2,153,524)	$1,103,104
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	362,027	410,653	238,984
(Gain) loss on disposal of property and equipment	(1,200)	—	703
Deferred taxes	—	353,253	(405,895)
Stock based compensation	93,420	175,326	52,957
Tax benefit related to stock options	—	—	10,175
Excess tax benefit from stock-based compensation	—	—	(10,202)
(Increase) decrease in:
Accounts receivable	(21,075)	416,604	(127,611)
Inventories	247,986	20,554	(220,068)
Prepaid expenses	(18,257)	(72,462)	(29,354)
Income taxes receivable	308,425	(330,134)	—
Increase (decrease) in:
Accounts payable	324,569	(183,508)	184,331
Accrued liabilities and customer deposits	(1,394)	485,037	(62,357)
Income taxes payable	—	(304,201)	155,598

Net cash provided by (used in) operating activities	(416,512)	(1,182,402)	890,365

Cash flows relating to investing activities
Purchase of short-term investments	(1,000,000)	(1,019,199)	(10,059,693)
Maturities of short-term investments	1,000,000	3,519,062	11,524,479
Purchase of property and equipment	(54,838)	(171,733)	(386,016)
Advances and payments on asset acquisition	(100,000)	—	(484,158)
Proceeds from sale of property and equipment	1,200	—	100
Other long-term assets	(6,039)	—	—

Net cash provided by (used in) investing activities	(159,677)	2,328,130	594,712

Cash flows relating to financing activities
Common stock issued on exercise of stock options	—	—	13,104
Excess tax benefit from stock-based compensation	—	—	10,202

Net cash provided by financing activities	—	—	23,306

Effect of foreign exchange translation on cash	(52,160)	8,476	(1,313)

Increase (decrease) in cash and cash equivalents	(628,349)	1,154,204	1,507,070
Cash and cash equivalents, beginning of period	4,174,335	3,020,131	1,513,061

Cash and cash equivalents, end of period	$3,545,986	$4,174,335	$3,020,131

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the year for income taxes	$(293,876)	$92,190	$247,842

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

Consolidated Statements of Changes in Stockholders’ Equity And Comprehensive Income

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income (loss)
Balance, May 31, 2007	2,664,419	$8,114,251	$(122,050)	$3,372,331	$11,364,532
Adoption of FIN 48	—	—	—	34,464	34,464
Stock options exercised and related tax benefit of $10,175	5,764	23,279	—	—	23,279
Stock based compensation	—	52,957	—	—	52,957
Common stock issued in connection with asset acquisition	199,977	1,179,865	—	—	1,179,865
Net income	—	—	—	1,103,104	1,103,104	$1,103,104
Other comprehensive loss	—	—	(1,738)	—	(1,738)	(1,738)

Balance, May 31, 2008	2,870,160	9,370,352	(123,788)	4,509,899	13,756,463
Comprehensive income, year ended May 31, 2008						$1,101,366

Stock based compensation	—	175,326	—	—	175,326
Net loss	—	—	—	(2,153,524)	(2,153,524)	$(2,153,524)
Other comprehensive loss	—	—	(59,841)	—	(59,841)	(59,841)

Balance, May 31, 2009	2,870,160	9,545,678	(183,629)	2,356,375	11,718,424
Comprehensive loss, year ended May 31, 2009						$(2,213,365)

Stock based compensation	—	93,420	—	—	93,420
Common stock issued in connection with asset acquisition	24,642	100,293	—	—	100,293
Net loss	—	—	—	(1,711,013)	(1,711,013)	$(1,711,013)
Other comprehensive loss	—	—	(80,375)	—	(80,375)	(80,375)

Balance, May 31, 2010	2,894,802	$9,739,391	$(264,004)	$645,362	$10,120,749

Comprehensive loss, year ended May 31, 2010						$(1,791,388)

The accompanying notes are an integral part of these consolidated statements

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements

For The Years Ended May 31, 2010, 2009 and 2008

NOTE 1

SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Schmitt Industries, Inc. (the “Company”) designs, manufactures, and markets computer controlled vibration detection and balancing equipment primarily to the machine tool industry. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., the Company designs, manufactures and markets precision laser-based surface measurement systems for the disk drive, silicon wafer and optics industries; laser-based distance measurement and dimensional sizing products for a wide variety of commercial and industrial applications; and ultrasonic measurement products that accurately measure the fill levels of large liquefied propane tanks and transmit that data via satellite to a secure web site.

Principles of Consolidation

These consolidated financial statements include those of the Company and its wholly owned subsidiaries: Schmitt Measurement Systems, Inc. (“SMS”), Schmitt Europe, Ltd. (“SEL”) and Schmitt Industries (Canada) Limited. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Revenue Recognition

The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed and determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Accounting Standards Codification (“ASC”) Topic 605. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured.

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

Short-Term Investments

At both May 31, 2010 and 2009, short-term investments were $0. The carrying amount of short-term investments is stated at cost, which approximates fair market value because of their short maturities. There were no related unrealized holding gains or losses at May 31, 2010 and 2009.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2010, 2009 and 2008

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $23,387 and $38,233 as of May 31, 2010 and 2009, respectively.

Inventory

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of May 31, 2010 and 2009, inventories consisted of:

	May 31, 2010	May 31, 2009
Raw materials	$1,070,902	$1,525,618
Work-in-process	980,971	730,609
Finished goods	1,593,430	1,610,744

	$3,645,303	$3,866,971

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

Advertising

Advertising costs included in general, administrative and selling, are expensed when the advertising first takes place. Advertising expense was $56,463, $82,512 and $107,539 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2010, 2009 and 2008

Research and Development Costs

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred.

Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan. The Company has adopted ASC Topic 718, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options based on estimated fair values.

Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Compensation cost for all stock-based awards is recognized using the straight-line method.

Income Taxes

The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company currently has a valuation allowance against all of their net deferred tax assets. Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax asset can be fully utilized.

Intangible Assets

Amortizable intangible assets, purchased technology and patents, are amortized over their estimated useful lives ranging from five to seventeen years. As of May 31, 2010 and 2009, amortizable intangible assets were $2,200,883 and $2,085,363 and accumulated amortization was $697,212 and $542,669, respectively. Amortization expense is expected to be approximately $162,000 in Fiscal 2011 and 2012, $129,000 in Fiscal 2013, $128,000 in Fiscal 2014 and $113,000 in Fiscal 2015.

Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2010, management did not believe impairment, as defined above, existed.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2010, 2009 and 2008

outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 78,241 and 86,187 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the years ended May 31, 2010 and 2009, respectively.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No.168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No.162,” which establishes the FASB Accounting Standards Codification™ (the “Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. The Company adopted ASC Topic 105 in the second quarter of Fiscal 2010. The adoption of ASC Topic 105 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which was incorporated into the Codification with ASC Topic 805 “ Business Combinations” This guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest;

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2010, 2009 and 2008

recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is to be applied prospectively to business combinations for which the acquisition date is after May 31, 2009.

In May 2009, the FASB issued SFAS No 165, “Subsequent Events”. The provisions of this standard were incorporated into the Codification with ASC Topic 855, Subsequent Events. This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted this guidance.

NOTE 2

LINE OF CREDIT

In February 2009, the Company renewed its $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles which expires on March 1, 2011. Interest is payable at the bank’s prime rate (3.25% as of May 31, 2010) or LIBOR plus 2.0%, (2.35% as of May 31, 2010). There were no outstanding balances on the line of credit at May 31, 2010 and 2009.

NOTE 3

LONG-TERM OBLIGATIONS

As of May 31, 2010, there were no outstanding obligations under capital leases or purchase contracts. The Company leases certain facilities and equipment to support operations under non-cancelable operating leases and other contractual obligations. Total rent expense for the years ended May 31, 2010, 2009 and 2008 amounted to $36,348, $36,394 and $32,370, respectively.

The approximate future minimum commitments under leases and contractual obligations for each of the years ending May 31 are as follows:

Years ending May 31,
2011	$28,250
2012	1,788
2013	1,788
2014	1,788
2015	447
Thereafter	—

NOTE 4

INCOME TAXES

The provision for income taxes is as follows:

	Years ended May 31,
	2010	2009	2008
Current	$18,573	$(62,984)	$590,761
Deferred	(661,882)	144,858	(507,623)
Change in valuation allowance	665,025	208,395	(75,000)

Total provision for income taxes	$15,430	$290,269	$8,138

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2010, 2009 and 2008

Deferred tax assets are comprised of the following components:

	2010	2009
Depreciation and amortization	$378,140	$352,934
Inventory related items	251,228	202,475
Other reserves and liabilities	62,056	53,976
Net operating loss carryforward	676,249	72,055
General business and other credit carryforward	194,980	213,054
Other deferred items, net	5,463	8,597

Gross deferred tax assets	1,568,116	903,091
Deferred tax asset valuation allowance	(1,568,116)	(903,091)

Net deferred tax asset	$—	$—

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax bases of assets and liabilities. During Fiscal 2010, the Company increased its valuation allowance $665,025 as a result of the write-down of deferred tax assets. During Fiscal 2009, the Company increased its valuation allowance $903,091 as a result of the write-down of deferred tax assets. This increase was partially offset by a decrease of $694,696 due to the expiration of the related capital losses. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent losses have been given more weight than projected future income when determining the need for a valuation allowance.

The Company has federal net operating loss carryforwards of approximately $1.7 million which expire in 2029 and 2030 along with the federal general business and other credit carryforwards. The Company has state net operating loss carryforwards of approximately $2.5 million which expire in 2024 and 2025.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax income (loss) due to the following:

	Years ended May 31,
	2010	2009	2008
Statutory federal tax rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(4.4)	(4.4)	4.4
Change in deferred tax valuation allowance	39.2	11.2	—
Expiration of capital loss carryforward	—	37.3	—
Stock-based compensation	1.9	3.2	1.6
Domestic production incentives	—	—	(1.0)
Export tax incentives	—	—	(8.2)
R&E tax credits	(3.6)	(6.4)	—
Effect of foreign income tax rates	0.3	(1.6)	(12.0)
Foreign jurisdiction statutory gain exclusion	—	18.0	(25.0)
Effect of tax rate changes	—	—	5.6
Effect of changes in tax contingencies	—	(7.0)	—
Permanent and other differences	1.5	(0.7)	1.3

Effective tax rate	0.9%	15.6%	0.7%

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2010, 2009 and 2008

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

On June 1, 2007, the Company adopted the provisions of ASC Topic 740. The adoption of ASC Topic 740 resulted in a $34,464 decrease in the Company’s liability for unrecognized tax benefits, which was accounted for as an increase to the June 1, 2007 retained earnings balance. At June 1, 2007, the gross amount of unrecognized tax benefits was approximately $586,000, which included approximately $150,000 of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate. During the third quarter of Fiscal 2009, the Company completed an examination of its federal tax returns for the years ended May 31, 2005 through 2007. The Company recognized tax benefits of approximately $150,000 including interest and penalties during Fiscal 2009.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	2010	2009	2008
Balance at beginning of year	$—	$450,833	$489,599
Decrease for tax positions taken (payment of tax)	—	—	(38,766)
Decrease for tax positions settled	—	(450,833)	—

Balance at end of year	$—	$—	$450,833

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The Company’s accrual for interest and penalties was $96,500 upon adoption of ASC Topic 740. The liability for interest and penalties decreased to $0 due to the completion of the federal examination. The liability for payment of interest and penalties was $0 as of May 31, 2010 and 2009, respectively.

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

NOTE 5

COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (“TMA”), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2010, 2009 and 2008

pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the years ended May 31, 2010, 2009 and 2008 amounted to $16,358, $19,352 and $47,344, respectively.

NOTE 6

SEGMENT INFORMATION

The Company has two reportable business segments: the design and assembly of dynamic balancing systems and components for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: United States, Europe and Asia.

	Year Ended May 31,
	2010		2009		2008
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$5,203,773	$2,225,083	$7,689,975	$2,573,139	$9,192,824	$3,039,809
Intercompany sales	(533,050)	(90,058)	(718,896)	(43,010)	(778,704)	(32,672)

Net sales	$4,670,723	$2,135,025	$6,971,079	$2,530,129	$8,414,120	$3,007,137

Operating income (loss)	$(990,867)	$(735,823)	$(922,199)	$(990,738)	$1,053,310	$(193,350)

Depreciation expense	$147,775	$59,709	$143,084	$52,591	$122,353	$36,968

Amortization expense	$—	$154,543	$—	$214,978	$—	$79,663

Capital expenditures	$46,201	$8,637	$134,476	$37,257	$119,927	$266,089

Geographic Information

	Year Ended May 31,
	2010	2009	2008
North America	$3,308,958	$5,075,254	$6,305,626
Europe	1,148,857	1,370,388	1,842,008
Asia	2,171,993	2,722,762	2,811,167
Other markets	175,940	332,804	462,456

Total Net Sales	$6,805,748	$9,501,208	$11,421,257

	Year Ended May 31,
	2010		2009		2008
	United States	Europe	United States	Europe	United States	Europe
Operating income (loss)	$(1,746,621)	$19,931	$(2,104,070)	$191,133	$495,483	$364,477

Depreciation expense	$207,484	$—	$195,518	$157	$152,916	$6,405

Amortization expense	$154,543	$—	$214,978	$—	$79,663	$—

Capital expenditures	$54,838	$—	$171,733	$—	$386,016	$—

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2010, 2009 and 2008

Segment and Geographic Assets

	May 31, 2010	May 31, 2009
Segment assets to total assets
Balancer	$4,425,280	$4,674,279
Measurement	3,359,269	3,445,253
Corporate assets	3,567,556	4,504,468

Total assets	$11,352,105	$12,624,000

Geographic assets to long-lived assets
United States	$1,292,948	$1,427,838
Europe	—	—

Total assets	$1,292,948	$1,427,838

Geographic assets to total assets
United States	$10,947,605	$12,042,035
Europe	404,500	581,965

Total assets	$11,352,105	$12,624,000

Note—Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

NOTE 7

STOCK OPTIONS AND STOCK BASED COMPENSATION

The Board of Directors adopted the 2004 Stock Option Plan (2004 Plan) in August 2004 and the 1995 Stock Option Plan (1995 Plan) in December 1995, which plan was amended in August 1996 and restated in August 1998. An option granted under the 2004 Plan and/or 1995 Plan (the Plans) might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO). ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan. Options not meeting these limitations will be treated as NSOs. The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value. Vesting is at the discretion of the compensation committee of the Board of Directors, but is either 50% at grant date and 16.7% on each anniversary thereafter or 25% at grant date and 25% on each anniversary thereafter. The Company initially reserved 400,000 shares for issuance under the 1995 Plan and 300,000 shares for issuance under the 2004 Plan. The 1995 Plan expired in December 2005 and no additional options may be issued under the 1995 Plan, although expiration of the 1995 Plan did not affect the rights of persons who received stock grants under the 1995 Plan. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the years ended May 31, 2010, 2009 and 2008 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, May 31, 2006. All outstanding options will expire no later than 2018.

Upon adoption of ASC Topic 718, the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Although the fair value of stock-based awards is determined in accordance with ASC Topic 718, the Black-Scholes option pricing model requires the input of

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2010, 2009 and 2008

highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

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

•	Expected Dividend Yield. The Company does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.

•

Expected Forfeitures. The Company uses relevant historical data to estimate pre-vesting option forfeitures. The Company records stock-based compensation only for those awards that are expected to vest.

The Company has computed, to determine stock-based compensation expense recognized for the years ended May 31, 2010, 2009 and 2008, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by ASC Topic 718 using the following assumptions:

	Year ended May 31, 2010	Year ended May 31, 2009	Year ended May 31, 2008
Risk-free interest rate	—	4.0%	3.6%
Expected life	—	4.8 years	4.8 years
Expected volatility	—	54.4%	56.7%

Stock-Based Compensation Under ASC Topic 718

The total stock-based compensation expense recognized under ASC Topic 718 was $93,420, $175,326 and $52,957 during Fiscal 2010, 2009 and 2008, respectively. All stock-based compensation expense has been recorded as General, administration and sales expense in the Consolidated Financial Statements.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2010, 2009 and 2008

At May 31, 2010, the Company had a total of 218,609 outstanding stock options (187,359 vested and exercisable and 31,250 non-vested) with a weighted average exercise price of $3.32. The Company estimates that a total of approximately $36,561 will be recorded as additional stock-based compensation expense during the fiscal year ending May 31, 2011, for all options which were outstanding as of May 31, 2010, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	1.8	76,110	$1.20
62,499	2.30	4.0	62,499	2.30
5,000	5.80	5.4	5,000	5.80
75,000	6.16	8	43,750	6.13

218,609	$3.32	4.6	187,359	$2.84

Options granted, exercised, canceled and expired under the Company’s stock option plan during the years ended May 31, 2010, 2009 and 2008 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding—May 31, 2007	175,871	$2.57
Options granted	25,000	5.98
Options exercised	(5,764)	2.27
Options forfeited/cancelled	(6,623)	6.58

Options outstanding—May 31, 2008	188,484	2.89
Options granted	50,000	6.25
Options exercised	—	—
Options forfeited/cancelled	(19,875)	6.58

Options outstanding—May 31, 2009	218,609	3.32
Options granted	—	—
Options exercised	—	—
Options forfeited/cancelled	—	—

Options outstanding—May 31, 2010	218,609	3.32

The total intrinsic value of outstanding and exercisable options at May 31, 2010 was $726,080 and $532,455, respectively. The total intrinsic value of options exercised during the years ended May 31, 2010, 2009 and 2008 was $0, $0 and $34,242, respectively.

NOTE 8

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. The following table is a

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2010, 2009 and 2008

reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended May 31, 2010:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2010
Basic earnings per share
Loss available to common stockholders	$(1,711,013)	2,886,633	$(0.59)
Effect of dilutive securities stock options	—	—
Diluted earnings per share

Loss available to common stockholders	$(1,711,013)	2,886,633	$(0.59)

Year ended May 31, 2009
Basic earnings per share
Loss available to common stockholders	$(2,153,524)	2,870,160	$(0.75)
Effect of dilutive securities stock options	—	—
Diluted earnings per share

Income available to common stockholders	$(2,153,524)	2,870,160	$(0.75)

Year ended May 31, 2008
Basic earnings per share
Income available to common stockholders	$1,103,104	2,725,086	$0.40
Effect of dilutive securities stock options	—	109,072
Diluted earnings per share

Income available to common stockholders	$1,103,104	2,834,158	$0.39

NOTE 9

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may further make either a profit sharing contribution or a discretionary contribution. The Company made matching contributions in conjunction with employee contributions to the plan totaling $56,532, $55,122 and $49,252 during Fiscal 2010, 2009 and 2008, respectively.

NOTE 10

RELATED PARTY TRANSACTIONS

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004. PulverDryer also buys certain products from the Company at normal prevailing rates. The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000. The contract was terminated in February 2010. Product sales to PulverDryer during the fiscal years ended May 31, 2010, 2009 and 2008 totaled $1,408, $2,367 and $16,468, respectively.

In connection with the contract, the Board authorized Wayne Case, the Company’s Chief Executive Officer, to provide advisory services to PulverDryer, and permitted Mr. Case to receive as compensation the total consulting

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2010, 2009 and 2008

fees paid by PulverDryer from June 2004 through October 2004. From November 2004 to February 2010, Mr. Case received 40% of the ongoing consulting fee from PulverDryer, which percentage was determined by the Compensation Committee. Mr. Case also served on the board of directors of PulverDryer through the termination of the contract.

NOTE 11

ACQUISITIONS

Optical Dimensions

On September 30, 2009, the Company completed an Asset Purchase Agreement (the “Agreement”) with Optical Dimensions, a sole proprietorship, pursuant to which the Company acquired all of the assets and assumed certain liabilities of Optical Dimensions. As a result, the Company now owns and operates Optical Dimensions’ business, including its patented laser light scatter roughness measurement technology. The total purchase price for the acquisition was $200,293 which includes the value of the shares issued and the cash paid. The Agreement provided that the Company pay cash of $100,000 and issue 24,642 shares of common stock of the Company. The number of shares issued was equal to $100,000 of value based on the average closing price of the Company’s common stock, as reported on the NASDAQ National Market, over the five-day period immediately prior to closing. Based upon the closing price on September 30, 2009, as reported on the NASDAQ Capital Market, the aggregate non-cash value of the Company’s 24,642 shares issued was $100,293.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Tangible assets and liabilities assumed:
Receivables	$33,434
Inventory	40,000
Property and equipment	17,757
Prepaid expenses	2,955
Accounts payable	(9,374)
Intangible assets
Purchased technology	115,521

$200,293

The allocation process requires an analysis and valuation of acquired assets, including technologies, customer contracts and relationships and trade names, and liabilities assumed, including contractual commitments and legal contingencies. The values assigned to certain acquired assets and liabilities are preliminary, are based upon information available as November 30, 2009, and may be adjusted as further information becomes available. Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, unidentified claims from suppliers or other contingent obligations and the amounts required to settle them. Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the allocation period may result in an adjustment to intangible assets.

Purchased technology relates to Optical Dimensions’ patented laser light scatter roughness measurement technology that has reached technological feasibility. The fair value of the purchased technology is being amortized over the expected useful life of five years.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements—(Continued)

For The Years Ended May 31, 2010, 2009 and 2008

Xtero Datacom Inc

On February 20, 2008, the Company, through its newly formed wholly owned subsidiary, Schmitt Industries (Canada) Limited, a British Columbia corporation (“SICL”), acquired all of the issued and outstanding common shares of Xtero Datacom Inc., a British Columbia corporation (“Xtero”). As consideration for the Xtero shares, the Company issued 199,977 shares of Company common stock to the Xtero shareholders. In addition, Xtero shareholders will be eligible to receive shares of SICL stock that are exchangeable for shares of Schmitt common stock on a one-for-one basis based on 50% of the after-tax earnings derived from Xtero products during a five-year earn-out program ending on May 31, 2013. The issuance of the 199,977 shares was not registered, and was made with reliance upon Section 3(a) (10) of the Securities Act of 1933 (the Act), which exempts judicially approved share exchanges from the Act’s registration requirements. On January 29, 2008, the Supreme Court of British Columbia granted a final order approving the transaction. Based upon the closing price of the Company’s common stock of $5.90 on February 20, 2008 as reported on the NASDAQ Capital Market, the aggregate value of the Company’s 199,977 shares issued to the Xtero shareholders was approximately $1,179,865. The aggregate purchase price for the acquisition was $1,797,367 which includes the value of shares issued, advances of $500,000 to Xtero prior to February 20, 2008 on a convertible promissory note and other transaction costs.

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

Purchased technology relates to Xtero’s remote satellite sensing of large chemical storage tanks that have reached technological feasibility. The fair value of the purchased technology is being amortized over the original useful life of 15 years.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheet of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2010, and the related consolidated statement of operations, changes in stockholders’ equity and comprehensive income and cash flows for the year ended May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schmitt Industries, Inc. as of May 31, 2010 and the results of its operations and its cash flows for the year ended May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS-ADAMS LLP

Portland, Oregon

July 30, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheet of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2009 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Schmitt Industries, Inc. as of May 31, 2009 and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of May 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included in the Company’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2010 and 2009

Consolidated Statements of Operations for the years ended May 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended May 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended May 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements for the years ended May 31, 2010, 2009 and 2008

Reports of Independent Registered Public Accounting Firms

(2)	Financial Statement Schedules: All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)	Exhibits: Reference is made to the list on page 44 of the Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:	/s/ WAYNE A. CASE
Wayne A. Case
Chairman of the Board and Chief Executive Officer

Date: July 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 30, 2010.

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

*2.3

Asset Purchase Agreement between Schmitt Industries, Inc., and Glenn Valliant, an individual doing business as Optical Dimensions, dated September 30, 2009.

[Form 10-Q for the fiscal quarter ended November 30, 2009, Exhibit 2.1]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(i)]

*3.2	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1†	Schmitt Industries, Inc. Amended & Restated Stock Option Plan. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 10.1]

*10.2†	Schmitt Industries, Inc. 2004 Stock Option Plan. [Appendix B to Schedule 14A filed on August 23, 2004]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2010.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.