Form 10-Q
period 2010-08-31
SCHMITT INDUSTRIES INC
filed 2010-10-08
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2010

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

The number of shares of each class of common stock outstanding as of September 30, 2010

Common stock, no par value	2,894,802

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2010	May 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$3,468,222	$3,545,986
Accounts receivable, net of allowance of $21,800 and $23,387 at August 31, 2010 and May 31, 2010, respectively	1,299,423	1,144,420
Inventories	3,636,840	3,645,303
Prepaid expenses	202,430	192,167
Income taxes receivable	26,670	21,570

	8,633,585	8,549,446

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,564,880	1,564,880
Furniture, fixtures and equipment	1,076,588	1,059,496
Vehicles	90,452	90,452

	3,030,920	3,013,828
Less accumulated depreciation and amortization	(1,768,904)	(1,720,880)

	1,262,016	1,292,948

Other assets
Intangible assets	1,466,454	1,509,711

TOTAL ASSETS	$11,362,055	$11,352,105

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$611,310	$665,044
Accrued commissions	185,358	170,614
Accrued payroll liabilities	221,136	231,390
Other accrued liabilities	298,955	160,717

Total current liabilities	1,316,759	1,227,765

Long-term liabilities	—	3,591
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,894,802 shares issued and outstanding at both August 31, 2010 and May 31, 2010	9,749,090	9,739,391
Accumulated other comprehensive loss	(236,531)	(264,004)
Retained earnings	532,737	645,362

Total stockholders’ equity	10,045,296	10,120,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,362,055	$11,352,105

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009

(UNAUDITED)

	Three Months Ended August 31,
	2010	2009
Net sales	$2,404,467	$1,223,234

Cost of sales	1,304,721	674,145

Gross profit	1,099,746	549,089

Operating expenses:
General, administration and sales	1,107,450	960,707

Research and development	108,698	173,044

Total operating expenses	1,216,148	1,133,751

Operating loss	(116,402)	(584,662)

Other income (expense)	(5,322)	9,665

Loss before income taxes	(121,724)	(574,997)

Benefit for income taxes	(9,099)	—

Net loss	$(112,625)	$(574,997)

Net loss per common share:

Basic	$(0.04)	$(0.20)

Weighted average number of common shares, basic	2,894,802	2,870,160

Diluted	$(0.04)	$(0.20)

Weighted average number of common shares, diluted	2,894,802	2,870,160

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009

(UNAUDITED)

	Three Months Ended August 31,
	2010	2009
Cash flows relating to operating activities
Net loss	$(112,625)	$(574,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,587	87,693
Gain on disposal of property and equipment	—	(1,200)
Stock based compensation	9,699	24,312
(Increase) decrease in:
Accounts receivable	(143,477)	191,186
Inventories	15,078	(85,740)
Prepaid expenses	(10,139)	64,086
Income taxes receivable	(5,100)	(980)
Increase (decrease) in:
Accounts payable	(55,899)	(123,719)
Accrued liabilities and customer deposits	140,465	(48,948)

Net cash used in operating activities	(74,411)	(468,307)

Cash flows relating to investing activities
Purchase of short-term investments	—	(1,000,000)
Purchase of property and equipment	(16,094)	(34,226)
Proceeds from sale of property and equipment	—	1,200

Net cash used in investing activities	(16,094)	(1,033,026)

Effect of foreign exchange translation on cash	12,741	(11,074)

Decrease in cash and cash equivalents	(77,764)	(1,512,407)

Cash and cash equivalents, beginning of period	3,545,986	4,174,335

Cash and cash equivalents, end of period	$3,468,222	$2,661,928

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$5,100	$980

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED AUGUST 31, 2010

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive loss
Balance, May 31, 2010	2,894,802	$9,739,391	$(264,004)	$645,362	$10,120,749
Stock-based compensation	—	9,699	—	—	9,699
Net loss	—	—	—	(112,625)	(112,625)	$(112,625)
Other comprehensive gain	—	—	27,473	—	27,473	27,473

Balance, August 31, 2010	2,894,802	$9,749,090	$(236,531)	$532,737	$10,045,296

Comprehensive loss, three months ended August 31, 2010						$(85,152)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2010 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2010 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2010. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2011.

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

Financial Instruments

The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) also approximates fair value because of their short-term maturities.

Recent Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides amendments to the criteria in ASC Subtopic 605-25, “Revenue Recognition – Multiple-Element Arrangements,” for separating consideration in multiple deliverable arrangements and expands the disclosures related to multiple deliverable arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 on June 1, 2010. The Company’s adoption of ASU 2009-13 is not expected to have a material impact on its consolidated financial statements.

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of August 31, 2010 and May 31, 2010, inventories consisted of:

	Aug. 31, 2010	May 31, 2010
Raw materials	$1,138,269	$1,070,902
Work-in-process	1,086,996	980,971
Finished goods	1,411,575	1,593,430

	$3,636,840	$3,645,303

Note 3:

LINE OF CREDIT

In February 2009, the Company renewed its $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles that expires on March 1, 2011. Interest is payable at the bank’s prime rate (3.25% as of August 31, 2010) or LIBOR plus 2.0% (2.26% as of August 31, 2010). There were no outstanding balances on the line of credit at August 31, 2010 and May 31, 2010.

Note 4:

STOCK OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan. Stock-based compensation recognized during the period is based on the portion of the grant date fair value of the stock-based award that will vest during the period, adjusted for expected forfeitures. Compensation cost for all stock-based awards is recognized using the straight-line method. The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the three months ended August 31, 2010 and 2009, the value of all stock options granted using the Black-Scholes option pricing model. No stock options were issued during the three months ended August 31, 2010 and 2009.

At August 31, 2010, the Company had a total of 218,609 outstanding stock options (199,859 vested and exercisable and 18,750 non-vested) with a weighted average exercise price of $3.32. The Company estimates that a total of approximately $27,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2011 for all options that were outstanding as of August 31, 2010, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	1.5	76,110	$1.20
62,499	2.30	3.8	62,499	2.30
5,000	5.80	5.2	5,000	5.80
75,000	6.16	7.7	56,250	6.16

218,609	$3.32	4.4	199,859	$3.06

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three months ended August 31, 2010 are summarized as follows:

	Three Months Ended August 31, 2010
	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	218,609	$3.32

Options granted	—	—
Options exercised	—	—
Options forfeited/canceled	—	—

Options outstanding - August 31, 2010	218,609	$3.32

Note 5:

EPS RECONCILIATION

	Three Months Ended August 31,
	2010	2009
Weighted average shares (basic)	2,894,802	2,870,160
Effect of dilutive stock options	—	—

Weighted average shares (diluted)	2,894,802	2,870,160

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 67,621 and 85,531 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the three months ended August 31, 2010 and 2009, respectively.

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

On June 1, 2007, the Company adopted the provisions of ACS Topic 740. Other long-term liabilities related to tax contingencies were $0 as of August 31, 2010 and May 31, 2010. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of August 31, 2010 and May 31, 2010.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2007 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2006 and after are subject to examination. In Canada, tax years for 2005 and after are subject to examination. In the United States, returns related to an acquired subsidiary for the year ended October 31, 1994 and the final return for the period ended May 19, 1995 are also subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 7.5% for the three months ended August 31, 2010. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2011 will be approximately 6.0% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing systems for the machine tool industry (Balancer) and laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended August 31,
	2010		2009
	Balancer	Measurement	Balancer	Measurement
Gross sales	$1,693,973	$885,399	$1,018,261	$343,797
Intercompany sales	(166,556)	(8,349)	(136,139)	(2,685)

Net sales	$1,527,417	$877,050	$882,122	$341,112

Operating income (loss)	$(53,812)	$(62,590)	$(345,208)	$(239,454)

Depreciation expense	$31,438	$15,588	$39,090	$25,413

Amortization expense	$—	$40,561	$—	$23,190

Capital expenditures	$11,654	$4,440	$33,046	$1,180

Geographic Information-Net Sales by Geographic Area

	Three Months Ended August 31,
	2010	2009
North American	$1,298,946	$593,593
European	236,767	271,285
Asia	782,321	341,932
Other markets	86,433	16,424

Total Net Sales	$2,404,467	$1,223,234

	Three Months Ended August 31,
	2010		2009
	United States	Europe	United States	Europe
Operating income (loss)	$(87,345)	$(29,057)	$(590,323)	$5,661

Depreciation expense	$47,026	$—	$64,503	$—

Amortization expense	$40,561	$—	$23,190	$—

Capital expenditures	$16,094	$—	$34,226	$—

Note – – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	August 31, 2010	May 31, 2010
Segment assets to total assets
Balancer	$4,618,429	$4,425,280
Measurement	3,248,735	3,359,269
Corporate assets	3,494,891	3,567,556

Total assets	$11,362,055	$11,352,105

Geographic assets to long-lived assets
United States	$1,262,016	$1,292,948
Europe	—	—

Total assets	$1,262,016	$1,292,948

Geographic assets to total assets
United States	$10,883,253	$10,947,605
Europe	478,802	404,500

Total assets	$11,362,055	$11,352,105

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

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. designs, manufactures and markets computer-controlled vibration detection and balancing equipment (the Balancer segment) primarily to the machine tool industry. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), the Company designs, manufactures and markets precision laser-based surface measurement products for a wide variety of commercial applications in addition to the disk drive, silicon wafer and optics industries; laser-based distance measurement products for a wide variety of industrial applications; and ultrasonic measurement products that accurately measure the fill levels of large liquefied propane tanks and transmit that data via satellite to a secure web site (the Measurement segment). The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company is organized into two operating segments: the Balancer segment and the Measurement segment. The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

“SBS,” “SMS,” “Acuity,” “Xact” and “Lasercheck” are trademarks owned by the Company.

For the three months ended August 31, 2010, total sales increased $1.2 million, or 96.6%, to $2.4 million from $1.2 million in the three months ended August 31, 2009. Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe. Balancer segment sales increased $645,000, or 73.2%, to $1.5 million for the three months ended August 31, 2010 compared to $882,000 for the three months ended August 31, 2009. The increase this quarter is due to higher volumes of shipments as the worldwide automotive and manufacturing industries have begun to recover from the previous low levels experienced due to the global economic downturn. The Measurement segment product line consists of both laser-based light-scatter, distance measurement and dimensional sizing products and ultrasonic measurement systems. Total Measurement segment sales increased $536,000, or 157.1%, to $877,000 for the three months ended August 31, 2010 compared to $341,000 for the three months ended August 31, 2009. The increase is primarily due to higher volumes of shipments of distance measurement and dimensional sizing laser-based measurement products and Lasercheck, a laser-based surface roughness measurement product, which did not exist in the prior year.

The Company has continued to closely monitor its expenses across the entire Company. Operating expenses have increased $82,000, or 7.3%, to $1.2 million for the three months ended August 31, 2010 from $1.1 million for the three months ended August 31, 2009. General, administration and sales expenses have increased $147,000, or 15.3%, to $1.1 million for the three months ended August 31, 2010 from $961,000 for the same period in the prior year. Research and development expenses have decreased $64,000, or 37.2%, to $109,000 for the three months ended August 31, 2010 from $173,000 for the three months ended August 31, 2009. Net loss was $113,000, or $0.04 per fully diluted share, for the three months ended August 31, 2010 as compared to net loss of $575,000, or $0.20 per fully diluted share, for the three months ended August 31, 2009.

Acquisition

On September 30, 2009, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Optical Dimensions, a sole proprietorship, pursuant to which the Company acquired all of the assets and assumed certain liabilities of Optical Dimensions. As a result, the Company now owns and operates Optical Dimensions’ Lasercheck business, including its patented laser light scatter roughness measurement technology. The total purchase price for the acquisition was approximately $200,000 which includes the value of the shares issued and the cash paid. The Agreement provided that the Company pay cash of $100,000 and issue 24,642 shares of common stock of the Company. The number of shares issued was equal to $100,000 in value based on the average closing price of the Company’s common stock, as reported on the NASDAQ National Market, over the five-day period immediately prior to closing.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2010.

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Notes to Consolidated Interim Financial Statements for discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Three Months Ended August 31,
	2010		2009
Balancer sales	$1,527,417	63.5%	$882,122	72.1%
Measurement sales	877,050	36.5%	341,112	27.9%

Total sales	2,404,467	100.0%	1,223,234	100.0%
Cost of sales	1,304,721	54.3%	674,145	55.1%

Gross profit	1,099,746	45.7%	549,089	44.9%

Operating expenses:
General, administration and sales	1,107,450	46.1%	960,707	78.5%
Research and development	108,698	4.5%	173,044	14.1%

Total operating expenses	1,216,148	50.6%	1,133,751	92.7%

Operating loss	(116,402)	-4.8%	(584,662)	-47.8%

Other income (expense)	(5,322)	-0.2%	9,665	0.8%

Loss before income taxes	(121,724)	-5.1%	(574,997)	-47.0%
Benefit for income taxes	(9,099)	-0.4%	—	0.0%

Net loss	$(112,625)	-4.7%	$(574,997)	-47.0%

Sales - Sales in the Balancer segment increased $645,000, or 73.2%, to $1.5 million for the three months ended August 31, 2010 compared to $882,000 for the three months ended August 31, 2009. This increase is primarily due to higher unit sales volumes in Asia and North America offset by lower sales in Europe during the first quarter of Fiscal 2011. Sales in Asia increased $437,000, or 143.2%, for the three months ended August 31, 2010 as compared to the three months ended August 31, 2009. North American sales increased $260,000, or 76.9%, in the three months ended August 31, 2010 compared to the same period in the prior year. The increases in the Asian and North American markets are due primarily to higher volumes of shipments as the automotive and industrial markets in these markets have begun to recover from the previous low levels due to the global economic downturn. European sales decreased $68,000, or 29.7%, in the first quarter of Fiscal 2011 compared to the first quarter of Fiscal 2010. The decrease in the European market has been caused by the continuing weaknesses in the automotive, bearing and aircraft industries and its impact on the machine tool industry in this geography. Sales in other regions of the world increased $16,000 in the first quarter of Fiscal 2011 as compared to the same period in Fiscal 2010. The levels of demand in our geographic markets cannot be forecasted with any certainty given the recent weaknesses in the global economy.

Sales in the Measurement segment increased $536,000, or 157.1%, to $877,000 in the three months ended August 31, 2010 compared to $341,000 in the three months ended August 31, 2009. Sales of laser-based distance measurement and dimensional sizing products increased $454,000, or 165.2%, in the three months ended August 31, 2010 as compared to the same period in the prior year primarily due to the higher volume of shipments in the current fiscal year resulting from the recovery beginning in the commercial and industrial markets. Sales of laser-based surface measurement products in the three months ended August 31, 2010 as compared to the same period in the prior year increased $63,000, or 95.5%, primarily due to the September 30, 2009 acquisition of Optical Dimensions which resulted in sales of $59,000 during the first quarter of Fiscal 2011. During the first quarter of the current year, we started to ship our Xact ultrasonic measurement product which resulted in $20,000 of revenues. Given the recent volatility in these markets, future sales of laser-based surface measurement products cannot be forecasted with any certainty.

Gross margin – Gross margin for the three months ended August 31, 2010 increased to 45.7% as compared to 44.9% for the three months ended August 31, 2009. These increases are due to changes in the product sales mix shifting toward higher margin products and the higher production volumes resulting in improved absorption of labor and overhead.

Operating expenses – Operating expenses increased $82,000, or 7.3%, to $1.2 million for the three months ended August 31, 2010 as compared to $1.1 million for the three months ended August 31, 2009. General, administrative and selling expenses increased $147,000, or 15.3%, for the three months ended August 31, 2010 as compared to the same period in the prior year primarily due to higher commissions related to the increase in sales. Research and development expenses decreased $64,000, or 37.2%, as compared to the same period in the prior year primarily due to lower material costs associated with new product development associated with technologies acquired and new product development related to existing product lines.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $1,000 and $5,000 for the three months ended August 31, 2010 and 2009, respectively. Interest income has decreased due to lower interest rates and decreased cash and investment balances. Foreign currency exchange gains (losses) were $(7,000) and $3,000 for the three months ended August 31, 2010 and 2009, respectively. The decrease in the gain (loss) is primarily due to the strengthening of foreign currencies against the US dollar during the current period.

Income tax provision – The Company’s effective tax rate on consolidated net loss was 7.5% for the three months ended August 31, 2010. The Company’s effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2011 will be 6.0% due to the items noted above.

Net income – Net loss decreased $462,000 to a net loss of $113,000, or $0.04 per diluted share, for the three months ended August 31, 2010 as compared to net loss of $575,000, or $0.20 per diluted share, for the three months ended August 31, 2009. Net loss decreased due primarily to higher sales and related gross profit and lower research and development expenses offset by higher general, administrative and selling expenses during the three months ended August 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital remained relatively stable at $7.3 million as of August 31, 2010 and May 31, 2010. Cash and cash equivalents totaled $3.5 million at both August 31, 2010 and May 31, 2010, respectively.

Cash used in operating activities totaled $74,000 for the three months ended August 31, 2010 as compared to cash used in operating activities of $468,000 for the three months ended August 31, 2009. The decrease was primarily due to a decrease in net loss and accrued liabilities and customer deposits offset by an increase in accounts receivable and a decrease in accounts payable.

At August 31, 2010, the Company had accounts receivable of $1.3 million as compared to $1.1 million at May 31, 2010. The increase in accounts receivable of $155,000 was due to the increase in sales in the first quarter of Fiscal 2011. At August 31, 2010, total current liabilities increased $89,000 to $1.3 million as compared to $1.2 million at May 31, 2010. The increase was primarily due to the receipt of customer deposits related to future shipments.

During the three months ended August 31, 2010, net cash used in investing activities was $16,000, which consisted of additions to property and equipment. Additions to property and equipment consisted primarily of new manufacturing equipment.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of August 31, 2010), or LIBOR plus 2.0% (2.26% as of August 31, 2010), and the agreement expires on March 1, 2011. There were no outstanding balances on the line of credit at August 31, 2010 and May 31, 2010.

We believe that our existing cash and cash equivalents combined with the cash we anticipate to generate from operating activities and our available line of credit and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

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

The general economic conditions and the global financial crisis may adversely affect the Company’s business, operating results and financial condition

The Company’s operations and performance depend significantly on worldwide economic conditions, particularly in the manufacturing sector, and their impact on levels of capital investment, which have deteriorated significantly over the prior two fiscal years and may remain depressed, or be subject to further deterioration. Economic factors that could adversely influence demand for the Company’s products include uncertainty about global economic conditions leading to reduced levels of investment, customers’ and suppliers’ access to credit, unemployment and other macroeconomic factors affecting commercial and industrial spending behavior.

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

The introduction of the Xact tank monitoring system may not become commercially viable and satisfy expected demand

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2010. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there was no outstanding balance as of August 31, 2010. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended August 31, 2010 and 2009, results of operations included gains (losses) on foreign currency translation of $(7,000) and $3,000, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	October 8, 2010 /s/ Wayne A. Case
Wayne A. Case, Chairman of the Board and Chief Executive Officer