Form 10-Q
period 2010-11-30
SCHMITT INDUSTRIES INC
filed 2011-01-11
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of January 3, 2011 Common stock, no par value	2,894,802

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2010	May 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$3,207,848	$3,545,986
Accounts receivable, net of allowance of $21,381 and $23,387 at November 30, 2010 and May 31, 2010, respectively	1,559,384	1,144,420
Inventories	3,770,308	3,645,303
Prepaid expenses	193,502	192,167
Income taxes receivable	22,920	21,570

	8,753,962	8,549,446

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,571,868	1,564,880
Furniture, fixtures and equipment	1,084,689	1,059,496
Vehicles	90,452	90,452

	3,046,009	3,013,828
Less accumulated depreciation and amortization	(1,814,033)	(1,720,880)

	1,231,976	1,292,948

Other assets
Intangible assets	1,425,457	1,509,711

TOTAL ASSETS	$11,411,395	$11,352,105

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$735,927	$665,044
Accrued commissions	254,907	170,614
Accrued payroll liabilities	154,439	231,390
Other accrued liabilities	182,274	160,717

Total current liabilities	1,327,547	1,227,765

Long-term liabilities	—	3,591
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,894,802 shares issued and outstanding at both November 30, 2010 and May 31, 2010	9,758,569	9,739,391
Accumulated other comprehensive loss	(248,350)	(264,004)
Retained earnings	573,629	645,362

Total stockholders’ equity	10,083,848	10,120,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,411,395	$11,352,105

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2010 AND 2009

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Net sales	$2,914,447	$1,921,861	$5,318,914	$3,145,095
Cost of sales	1,485,596	978,914	2,790,317	1,653,059

Gross profit	1,428,851	942,947	2,528,597	1,492,036

Operating expenses:
General, administration and sales	1,276,286	1,032,282	2,383,736	1,992,989
Research and development	113,242	127,495	221,940	300,539

Total operating expenses	1,389,528	1,159,777	2,605,676	2,293,528

Operating income (loss)	39,323	(216,830)	(77,079)	(801,492)
Other income (expense)	5,156	5,468	(166)	15,133

Income (loss) before income taxes	44,479	(211,362)	(77,245)	(786,359)
Provision (benefit) for income taxes	3,587	12,284	(5,512)	12,284

Net income (loss)	$40,892	$(223,646)	$(71,733)	$(798,643)

Earnings (loss) per common share:

Basic	$0.01	$(0.08)	$(0.02)	$(0.28)

Weighted average number of common shares, basic	2,894,802	2,886,949	2,894,802	2,878,509

Diluted	$0.01	$(0.08)	$(0.02)	$(0.28)

Weighted average number of common shares, diluted	2,948,102	2,886,949	2,894,802	2,878,509

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND 2009

(UNAUDITED)

	Six Months Ended November 30,
	2010	2009
Cash flows relating to operating activities
Net loss	$(71,733)	$(798,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,011	179,339
Gain on disposal of property and equipment	—	(1,200)
Stock based compensation	19,178	48,154
(Increase) decrease in:
Accounts receivable	(399,882)	(38,640)
Inventories	(116,477)	194,530
Prepaid expenses	(1,149)	56,908
Income taxes receivable	(1,350)	91,917
Increase (decrease) in:
Accounts payable	68,206	72,499
Accrued liabilities and customer deposits	26,475	(83,505)

Net cash used in operating activities	(303,721)	(278,641)

Cash flows relating to investing activities
Purchase of short-term investments	—	(1,000,000)
Maturities of short-term investments	—	500,000
Purchase of property and equipment	(30,917)	(40,363)
Payments on asset acquisition	—	(100,000)
Proceeds from sale of property and equipment	—	1,200

Net cash used in investing activities	(30,917)	(639,163)

Effect of foreign exchange translation on cash	(3,500)	(11,507)

Decrease in cash and cash equivalents	(338,138)	(929,311)

Cash and cash equivalents, beginning of period	3,545,986	4,174,335

Cash and cash equivalents, end of period	$3,207,848	$3,245,024

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period for income taxes	$(4,059)	$(79,633)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive loss
Balance, May 31, 2010	2,894,802	$9,739,391	$(264,004)	$645,362	$10,120,749
Stock-based compensation	—	19,178	—	—	19,178
Net loss	—	—	—	(71,733)	(71,733)	$(71,733)
Other comprehensive gain	—	—	15,654	—	15,654	15,654

Balance, November 30, 2010	2,894,802	$9,758,569	$(248,350)	$573,629	$10,083,848

Comprehensive loss, six months ended November 30, 2010						$(56,079)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2010 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2010 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2010. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2011.

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

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of November 30, 2010 and May 31, 2010, inventories consisted of:

	November 30, 2010	May 31, 2010
Raw materials	$1,187,271	$1,070,902
Work-in-process	1,034,919	980,971
Finished goods	1,548,118	1,593,430

	$3,770,308	$3,645,303

Note 3:

LINE OF CREDIT

In February 2009, the Company renewed its $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles that expires on March 1, 2011. Interest is payable at the bank’s prime rate (3.25% as of November 30, 2010) or LIBOR plus 2.0% (2.26% as of November 30, 2010). There were no outstanding balances on the line of credit at November 30, 2010 and May 31, 2010.

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the three months ended November 30, 2010 and 2009, the value of all stock options granted using the Black-Scholes option pricing model. No stock options were issued during the six months ended November 30, 2010 and 2009.

At November 30, 2010, the Company had a total of 218,609 outstanding stock options (199,859 vested and exercisable and 18,750 non-vested) with a weighted average exercise price of $3.32. The Company estimates that a total of approximately $17,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2011 for all options that were outstanding as of November 30, 2010, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	1.3	76,110	$1.20
62,499	2.30	3.5	62,499	2.30
5,000	5.80	4.9	5,000	5.80
75,000	6.16	7.5	56,250	6.16

218,609	$3.32	4.1	199,859	$3.06

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and six months ended November 30, 2010 are summarized as follows:

	Three Months Ended November 30, 2010		Six Months Ended November 30, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	218,609	$3.32	218,609	$3.32
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited/canceled	—	—	—	—

Options outstanding - August 31, 2010	218,609	$3.32	218,609	$3.32

Note 5:

EPS RECONCILIATION

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Weighted average shares (basic)	2,894,802	2,886,949	2,894,802	2,878,509
Effect of dilutive stock options	53,300	—	—	—

Weighted average shares (diluted)	2,948,102	2,886,949	2,894,802	2,878,509

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 79,051 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the three months ended November 30, 2009. 61,227 and 82,284 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the six months ended November 30, 2010 and 2009, respectively.

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

Each year the Company files income tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC Topic 740, which the Company adopted on June 1, 2007. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

Other long-term liabilities related to tax contingencies were $0 as of November 30, 2010 and May 31, 2010. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of November 30, 2010 and May 31, 2010.

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

Effective Tax Rate

The effective tax rate on consolidated net loss was 7.1% for the six months ended November 30, 2010. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2011 will be approximately 2.0% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing systems for the machine tool industry (Balancer) and laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended November 30,
	2010		2009
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,111,588	$960,055	$1,481,442	$561,857
Intercompany sales	(139,538)	(17,658)	(100,749)	(20,689)

Net sales	$1,972,050	$942,397	$1,380,693	$541,168

Operating income (loss)	$59,200	$(19,877)	$(69,794)	$(147,036)

Depreciation expense	$30,398	$14,464	$38,353	$14,657

Amortization expense	$—	$40,561	$—	$38,636

Capital expenditures	$9,257	$5,566	$33,046	$6,137

	Six Months Ended November 30,
	2010		2009
	Balancer	Measurement	Balancer	Measurement
Gross sales	$3,805,561	$1,845,454	$2,499,703	$905,654
Intercompany sales	(306,094)	(26,007)	(236,888)	(23,374)

Net sales	$3,499,467	$1,819,447	$2,262,815	$882,280

Operating income (loss)	$5,388	$(82,467)	$(415,002)	$(386,490)

Depreciation expense	$61,836	$30,053	$77,443	$28,475

Amortization expense	$—	$81,122	$—	$73,421

Capital expenditures	$20,911	$10,006	$33,046	$7,317

Geographic Information-Net Sales by Geographic Area

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
North American	$1,535,239	$972,175	$2,834,185	$1,565,767
European	316,393	279,856	553,160	551,140
Asia	921,957	612,965	1,704,278	954,898
Other markets	140,858	56,865	227,291	73,290

Total Net Sales	$2,914,447	$1,921,861	$5,318,914	$3,145,095

	Three Months Ended November 30,
	2010		2009
	United States	Europe	United States	Europe
Operating income (loss)	$45,276	$(5,953)	$(233,147)	$16,317

Depreciation expense	$44,862	$—	$53,010	$—

Amortization expense	$40,561	$—	$38,636	$—

Capital expenditures	$14,823	$—	$39,183	$—

	Six Months Ended November 30,
	2010		2009
	United States	Europe	United States	Europe
Operating income (loss)	$(42,069)	$(35,010)	$(823,470)	$21,978

Depreciation expense	$91,889	$—	$105,918	$—

Amortization expense	$81,122	$—	$73,421	$—

Capital expenditures	$30,917	$—	$40,363	$—

Note – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	November 30, 2010	May 31, 2010
Segment assets to total assets
Balancer	$4,731,962	$4,425,280
Measurement	3,448,665	3,359,269
Corporate assets	3,230,768	3,567,556

Total assets	$11,411,395	$11,352,105

Geographic assets to long-lived assets
United States	$1,231,976	$1,292,948
Europe	—	—

Total assets	$1,231,976	$1,292,948

Geographic assets to total assets
United States	$10,872,303	$10,947,605
Europe	539,092	404,500

Total assets	$11,411,395	$11,352,105

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

“SBS,” “SMS,” “Acuity,” “ CASI Scatterometer,” “Xact” and “Lasercheck” are trademarks owned by the Company.

For the three months ended November 30, 2010, total sales increased $1.0 million, or 51.6%, to $2.9 million from $1.9 million in the three months ended November 30, 2009. For the six months ended November 30, 2010, total sales increased $2.2 million, or 69.1%, to $5.3 million from $3.1 million for the six months ended November 30, 2009. Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe. Balancer segment sales increased $591,000, or 42.8%, to $2.0 million for the three months ended November 30, 2010 compared to $1.4 million for the three months ended November 30, 2009. Balancer segment sales increased $1.2 million, or 54.7%, to $3.5 million for the six months ended November 30, 2010 compared to $2.3 million for the six months ended November 30, 2009. The increases this quarter and the first six months of Fiscal 2011 are due to higher volumes of shipments as the worldwide automotive and manufacturing industries have begun to recover from the previous low levels experienced due to the global economic downturn. The Measurement segment product line consists of both laser-based light scatter, distance measurement and dimensional sizing products and ultrasonic measurement systems. Total Measurement segment sales increased $401,000, or 74.1%, to $942,000 for the three months ended November 30, 2010 compared to $541,000 for the three months ended November 30, 2009. Total Measurement segment sales increased $937,000, or 106.2%, to $1.8 million for the six months ended November 30, 2010 compared to $882,000 for the six months ended November 30, 2009. The increases are primarily due to higher volumes of shipments of distance measurement and dimensional sizing laser-based measurement products and Lasercheck, a laser-based surface roughness measurement product, which was acquired during the second quarter of the prior year and the sale of a CASI Scatterometer during the second quarter of Fiscal 2011.

The Company has continued to closely monitor its expenses across the entire Company. Operating expenses have increased $230,000, or 19.8%, to $1.4 million for the three months ended November 30, 2010 from $1.2 million for the three months ended November 30, 2009. Operating expenses have increased $312,000, or 13.6%, to $2.6 million for the six months ended November 30, 2010 from $2.3 million for the six months ended November 30, 2009. General, administration and sales expenses have increased $244,000, or 23.6%, to $1.3 million for the three months ended November 30, 2010 from $1.0 million for the same period in the prior year. General, administration and sales expenses have increased $391,000, or 19.6%, to $2.4 million for the six months ended November 30, 2010 from $2.0 million for the six months ended November 30, 2009. Research and development expenses have decreased $14,000, or 11.2%, to $113,000 for the three months ended November 30, 2010 from $127,000 for the three months ended November 30, 2009. Research and development expenses have decreased $79,000, or 26.2%, to $222,000 for the six months ended November 30, 2010 from $301,000 for the six months ended November 30, 2009. Net income was $41,000, or $0.01 per fully diluted share, for the three months ended November 30, 2010 as compared to net loss of $224,000, or $0.08 per fully diluted share, for the three months ended November 30, 2009. Net loss was $72,000, or $0.02 per fully diluted share, for the six months ended November 30, 2010 as compared to net loss of $799,000, or $0.28 per fully diluted share, for the six months ended November 30, 2009.

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

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Notes to Consolidated Interim Financial Statements for discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Three Months Ended November 30,
	2010		2009
Balancer sales	$1,972,050	67.7%	$1,380,693	71.8%
Measurement sales	942,397	32.3%	541,168	28.2%

Total sales	2,914,447	100.0%	1,921,861	100.0%
Cost of sales	1,485,596	51.0%	978,914	50.9%

Gross profit	1,428,851	49.0%	942,947	49.1%

Operating expenses:
General, administration and sales	1,276,286	43.8%	1,032,282	53.7%
Research and development	113,242	3.9%	127,495	6.6%

Total operating expenses	1,389,528	47.7%	1,159,777	60.3%

Operating income (loss)	39,323	1.3%	(216,830)	-11.3%

Other income	5,156	0.2%	5,468	0.3%

Income (loss) before income taxes	44,479	1.5%	(211,362)	-11.0%
Provision for income taxes	3,587	0.1%	12,284	0.6%

Net income (loss)	$40,892	1.4%	$(223,646)	-11.6%

	Six Months Ended November 30,
	2010		2009
Balancer sales	$3,499,467	65.8%	$2,262,815	71.9%
Measurement sales	1,819,447	34.2%	882,280	28.1%

Total sales	5,318,914	100.0%	3,145,095	100.0%
Cost of sales	2,790,317	52.5%	1,653,059	52.6%

Gross profit	2,528,597	47.5%	1,492,036	47.4%

Operating expenses:
General, administration and sales	2,383,736	44.8%	1,992,989	63.4%
Research and development	221,940	4.2%	300,539	9.6%

Total operating expenses	2,605,676	49.0%	2,293,528	72.9%

Operating loss	(77,079)	-1.4%	(801,492)	-25.5%

Other income (expense)	(166)	0.0%	15,133	0.5%

Loss before income taxes	(77,245)	-1.5%	(786,359)	-25.0%

Provision (benefit) for income taxes	(5,512)	-0.1%	12,284	0.4%

Net loss	$(71,733)	-1.3%	$(798,643)	-25.4%

Sales - Sales in the Balancer segment increased $591,000, or 42.8%, to $2.0 million for the three months ended November 30, 2010 compared to $1.4 million for the three months ended November 30, 2009. This increase is primarily due to higher unit sales volumes in Asia, North America and Europe during the second quarter of Fiscal 2011. Sales in Asia increased $294,000, or 50.0%, for the three months ended November 30, 2010 as compared to the three months ended November 30, 2009. North American sales increased $243,000, or 42.9%, in the three months ended November 30, 2010 compared to the same period in the prior year. European sales increased $55,000, or 28.1%, in the second quarter of Fiscal 2011 compared to the second quarter of Fiscal 2010. The increases in the Asian, North American and European markets are due primarily to higher volumes of shipments as the automotive and industrial markets in these markets have begun to recover from the previous low levels due to the global economic downturn. The levels of demand in our geographic markets cannot be forecasted with any certainty given the recent weaknesses in the global economy.

Sales in the Balancer segment increased $1.2 million, or 54.7%, to $3.5 million for the six months ended November 30, 2010 compared to $2.3 million for the six months ended November 30, 2009. This increase is primarily due to higher unit sales volumes in Asia and North America during the first half of Fiscal 2011. Sales in Asia increased $732,000, or 81.9%, for the six months ended November 30, 2010 as compared to the six months ended November 30, 2009. North American sales increased $503,000, or 55.6%, in the six months ended November 30, 2010 compared to the same period in the prior year. The increases in the Asian and North American markets are due primarily to higher volumes of shipments as the automotive and industrial markets in these markets have begun to recover from the previous low levels due to the global economic downturn. European sales decreased $13,000, or 3.1%, in the half of Fiscal 2011 compared to the same period in Fiscal 2010. The decrease in the European market has been caused by the continuing weaknesses in the automotive, bearing and aircraft industries and its impact on the machine tool industry in this region. Sales in other regions of the world increased $15,000 in the first half of Fiscal 2011 as compared to the same period in Fiscal 2010.

Sales in the Measurement segment increased $401,000, or 74.1%, to $942,000 in the three months ended November 30, 2010 compared to $541,000 in the three months ended November 30, 2009. Sales of laser-based distance measurement and dimensional sizing products increased $246,000, or 60.6%, in the three months ended November 30, 2010 as compared to the same period in the prior year primarily due to the higher volume of shipments in the current fiscal year resulting from the recovery beginning in the commercial and industrial markets. Sales of laser-based surface measurement products in the three months ended November 30, 2010 as compared to the same period in the prior year increased $140,000, or 105.7%, primarily due to the sale of a CASI scatterometer during the second quarter of Fiscal 2011. During the second quarter of the current fiscal year, we shipped our Xact ultrasonic measurement product which resulted in $18,000 of revenues.

Sales in the Measurement segment increased $937,000, or 106.2%, to $1.8 million in the six months ended November 30, 2010 compared to $882,000 in the six months ended November 30, 2009. Sales of laser-based distance measurement and dimensional sizing products increased $700,000, or 102.8%, in the six months ended November 30, 2010 as compared to the same period in the prior year primarily due to the higher volume of shipments in the current fiscal year resulting from the economic recovery in the commercial and industrial markets. Sales of laser-based surface measurement products in the six months ended November 30, 2010 as compared to the same period in the prior year increased $203,000, or 102.3%, primarily due to the sale of a CASI scatterometer and the September 30, 2009 acquisition of Optical Dimensions which resulted in sales of $85,000 during the first half of Fiscal 2011. During the first half of the current year, we started to ship our Xact ultrasonic measurement product which resulted in $38,000 of revenues.

Gross margin – Gross margin for the three months ended November 30, 2010 decreased to 49.0% as compared to 49.1% for the three months ended November 30, 2009. This decrease is due to changes in the product sales mix shifting toward Asia which typically has slightly lower gross margins due to channel and distributor discounts offset by the higher production volumes resulting in improved absorption of labor and overhead. Gross margin for the six months ended November 30, 2010 increased to 47.5% as compared to 47.4% for the six months ended November 30, 2009. This increase is due to changes in the product sales mix shifting toward higher margin products and the higher production volumes resulting in improved absorption of labor and overhead.

Operating expenses – Operating expenses increased $230,000, or 19.8%, to $1.4 million for the three months ended November 30, 2010 as compared to $1.2 million for the three months ended November 30, 2009. General, administrative and selling expenses increased $244,000, or 23.6%, for the three months ended November 30, 2010 as compared to the same period in the prior year primarily due to higher commissions related to the increase in sales and higher expenses associated with an international trade show that occurs every two years. Research and development expenses decreased $14,000, or 11.2%, as compared to the same period in the prior year primarily due to lower material costs associated with new product development related to existing product lines.

Operating expenses increased $312,000, or 13.6%, to $2.6 million for the six months ended November 30, 2010 as compared to $2.3 million for the six months ended November 30, 2009. General, administrative and selling expenses increased $391,000, or 19.6%, for the six months ended November 30, 2010 as compared to the same period in the prior year. Research and development expenses decreased $79,000, or 26.2%, as compared to the same period in the prior year. These changes are primarily due to the same reasons as noted above.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $1,000 and $3,000 for the three months ended November 30, 2010 and 2009, respectively. Interest income was $2,000 and $8,000 for the six months ended November 30, 2010 and 2009, respectively. Interest income has decreased due to lower interest rates and decreased cash and investment balances. Foreign currency exchange gains were $4,000 and $3,000 for the three months ended November 30, 2010 and 2009, respectively. Foreign currency exchange gains (losses) were $(6,000) and $6,000 for the six months ended November 30, 2010 and 2009, respectively. The changes in the foreign currency exchange gain (loss) are primarily due to the movement of foreign currencies against the US dollar during the current periods.

Income tax provision – The Company’s effective tax rate on consolidated net loss was 7.1% for the six months ended November 30, 2010. The Company’s effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2011 will be approximately 2.0% due to the items noted above.

Net income – Net income increased $265,000 to net income of $41,000, or $0.01 per diluted share, for the three months ended November 30, 2010 as compared to a net loss of $224,000, or $0.08 per diluted share, for the three months ended November 30, 2009. Net loss decreased $727,000 to a net loss of $72,000, or $0.02 per diluted share, for the six months ended November 30, 2010 as compared to a net loss of $799,000, or $0.28 per diluted share, for the six months ended November 30, 2009. The net income increased or the net loss decreased due primarily to higher sales and related gross profit and lower research and development expenses offset by higher general, administrative and selling expenses during the three and six months ended November 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital remained relatively stable at $7.4 million as of November 30, 2010 and $7.3 million as of May 31, 2010. Cash and cash equivalents totaled $3.2 million as of November 30, 2010 and $3.5 million as of May 31, 2010, respectively.

Cash used in operating activities totaled $304,000 for the six months ended November 30, 2010 as compared to cash used in operating activities of $279,000 for the six months ended November 30, 2009. The increase in cash used in operating activities was primarily due to increases in accounts receivable, inventories and accrued liabilities and customer deposits offset by the decrease in net loss.

At November 30, 2010, the Company had accounts receivable of $1.6 million as compared to $1.1 million at May 31, 2010. The increase in accounts receivable of $415,000 was due to the increase in sales in the first half of Fiscal 2011. At November 30, 2010, inventories increased $125,000 to $3.8 million from $3.6 million as of May 31, 2010. The increase in inventories is primarily due to higher purchasing levels necessary to support the higher sales volumes in the first half of Fiscal 2011. At November 30, 2010, total current liabilities increased $100,000 to $1.3 million as compared to $1.2 million at May 31, 2010. The increase was primarily due to the higher accounts payable associated with the increased inventories and higher accrued commissions associated with higher sales volumes.

During the six months ended November 30, 2010, net cash used in investing activities was $31,000, which consisted of additions to property and equipment, primarily new manufacturing and computer equipment.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of November 30, 2010), or LIBOR plus 2.0% (2.26% as of November 30, 2010), and the agreement expires on March 1, 2011. There were no outstanding balances on the line of credit at November 30, 2010 and May 31, 2010.

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

Changes in the effective tax rate may have an adverse effect on the Company’s results of operations

The Company’s future effective tax rate may be adversely affected by a number of factors including: the jurisdictions in which profits are determined to be earned and taxed; the resolution of issues arising from future, potential tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretations of such tax laws and changes in generally accepted accounting principles.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of November 30, 2010. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there was no outstanding balance as of November 30, 2010. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended November 30, 2010 and 2009, results of operations included gains on foreign currency translation of $4,000 and $3,000, respectively. For the six months ended November 30, 2010 and 2009, results of operations included gains (losses) on foreign currency translation of $(6,000) and $6,000, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.

Date: January 11, 2011	/s/ Wayne A. Case
Wayne A. Case, Chairman and Chief Executive Officer