Form 10-Q
period 2011-02-28
SCHMITT INDUSTRIES INC
filed 2011-04-12
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of April 5, 2011

Common stock, no par value	2,895,635

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2011	May 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$2,434,435	$3,545,986
Accounts receivable, net of allowance of $21,536 and $23,387 at February 28, 2011 and May 31, 2010, respectively	1,880,110	1,144,420
Inventories	3,851,994	3,645,303
Prepaid expenses	211,600	192,167
Income taxes receivable	18,986	21,570

	8,397,125	8,549,446

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,582,936	1,564,880
Furniture, fixtures and equipment	1,123,553	1,059,496
Vehicles	129,330	90,452

	3,134,819	3,013,828
Less accumulated depreciation and amortization	(1,828,185)	(1,720,880)

	1,306,634	1,292,948

Other assets
Intangible assets, net	1,384,459	1,509,711

TOTAL ASSETS	$11,088,218	$11,352,105

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$641,230	$665,044
Accrued commissions	257,663	170,614
Accrued payroll liabilities	116,783	231,390
Other accrued liabilities	159,163	160,717

Total current liabilities	1,174,839	1,227,765

Long-term liabilities	—	3,591
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,895,635 and 2,894,802 shares issued and outstanding at February 28, 2011 and May 31, 2010, respectively	9,769,870	9,739,391
Accumulated other comprehensive loss	(238,280)	(264,004)
Retained earnings	381,789	645,362

Total stockholders’ equity	9,913,379	10,120,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,088,218	$11,352,105

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2011 AND 2010

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
Net sales	$2,920,121	$1,542,312	$8,239,035	$4,687,407
Cost of sales	1,611,615	747,577	4,401,932	2,400,636

Gross profit	1,308,506	794,735	3,837,103	2,286,771

Operating expenses:
General, administration and sales	1,294,072	1,068,203	3,677,808	3,061,191
Research and development	198,534	171,374	420,474	471,913

Total operating expenses	1,492,606	1,239,577	4,098,282	3,533,104

Operating loss	(184,100)	(444,842)	(261,179)	(1,246,333)
Other income (expense)	(3,806)	3,108	(3,972)	18,241

Loss before income taxes	(187,906)	(441,734)	(265,151)	(1,228,092)
Provision (benefit) for income taxes	3,934	1,518	(1,578)	13,802

Net loss	$(191,840)	$(443,252)	$(263,573)	$(1,241,894)

Loss per common share:
Basic	$(0.07)	$(0.15)	$(0.09)	$(0.43)

Weighted average number of common shares, basic	2,894,922	2,894,802	2,894,842	2,883,880
Diluted	$(0.07)	$(0.15)	$(0.09)	$(0.43)

Weighted average number of common shares, diluted	2,894,922	2,894,802	2,894,842	2,883,880

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011 AND 2010

(UNAUDITED)

	Nine Months Ended February 28,
	2011	2010
Cash flows relating to operating activities
Net loss	$(263,573)	$(1,241,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257,991	272,759
Gain on disposal of property and equipment	—	(1,200)
Stock based compensation	28,563	71,727
Excess tax benefit from stock-based compensation	(114)	—
(Increase) decrease in:
Accounts receivable	(711,065)	(15,731)
Inventories	(189,783)	239,069
Prepaid expenses	(18,809)	(44,456)
Income taxes receivable	2,584	40,981
Increase (decrease) in:
Accounts payable	(29,208)	101,093
Accrued liabilities and customer deposits	(32,373)	(43,380)

Net cash used in operating activities	(955,787)	(621,032)

Cash flows relating to investing activities
Purchase of short-term investments	—	(1,000,000)
Maturities of short-term investments	—	500,000
Purchase of property and equipment	(149,994)	(42,058)
Payments on asset acquisition	—	(100,000)
Proceeds from sale of property and equipment	—	1,200

Net cash used in investing activities	(149,994)	(640,858)

Cash flows relating to financing activities
Common stock issued on exercise of stock options	1,916	—
Excess tax benefit from stock-based compensation	114	—

Net cash provided by financing activities	2,030	—

Effect of foreign exchange translation on cash	(7,800)	(22,331)

Decrease in cash and cash equivalents	(1,111,551)	(1,284,221)
Cash and cash equivalents, beginning of period	3,545,986	4,174,335

Cash and cash equivalents, end of period	$2,434,435	$2,890,114

Supplemental Disclosure of Cash Flow Information
Cash received during the period for income taxes	$(4,059)	$(28,060)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive loss
Balance, May 31, 2010	2,894,802	$9,739,391	$(264,004)	$645,362	$10,120,749
Stock options exercised and related tax benefit of $114	833	1,916	—	—	1,916
Stock-based compensation	—	28,563	—	—	28,563
Net loss	—	—	—	(263,573)	(263,573)	$(263,573)
Other comprehensive gain	—	—	25,724	—	25,724	25,724

Balance, February 28, 2011	2,895,635	$9,769,870	$(238,280)	$381,789	$9,913,379

Comprehensive loss, nine months ended February 28, 2011						$(237,849)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2011 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2010 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2010. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2011.

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

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of February 28, 2011 and May 31, 2010, inventories consisted of:

	February 28, 2011	May 31, 2010
Raw materials	$1,447,816	$1,070,902
Work-in-process	724,304	980,971
Finished goods	1,679,874	1,593,430

	$3,851,994	$3,645,303

Note 3:

LINE OF CREDIT

In February 2011, the Company extended its $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles through March 1, 2012. Interest is payable at the bank’s prime rate (3.25% as of February 28, 2011) or LIBOR plus 2.0% (2.26% as of February 28, 2011). There were no outstanding balances on the line of credit at February 28, 2011 and May 31, 2010.

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the three months ended February 28, 2011 and 2010, the value of all stock options granted using the Black-Scholes option pricing model. No stock options were issued during the nine months ended February 28, 2011 and 2010.

At February 28, 2011, the Company had a total of 217,776 outstanding stock options (199,026 vested and exercisable and 18,750 non-vested) with a weighted average exercise price of $3.33. The Company estimates that a total of approximately $8,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2011 for all options that were outstanding as of February 28, 2011, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$ 1.20	1.0	76,110	$ 1.20
61,666	2.30	3.3	61,666	2.30
5,000	5.80	4.7	5,000	5.80
75,000	6.16	7.2	56,250	6.16

217,776	$ 3.33	3.9	199,026	$ 3.06

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and nine months ended February 28, 2011 are summarized as follows:

	Three Months Ended February 28, 2011		Nine Months Ended February 28, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	218,609	$3.32	218,609	$3.32
Options granted	—	—	—	—
Options exercised	(833)	2.30	(833)	2.30
Options forfeited/canceled	—	—	—	—

Options outstanding - February 28, 2011	217,776	$3.33	217,776	$3.33

Note 5:

EPS RECONCILIATION

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
Weighted average shares (basic)	2,894,922	2,894,802	2,894,842	2,883,880
Effect of dilutive stock options	—	—	—	—

Weighted average shares (diluted)	2,894,922	2,894,802	2,894,842	2,883,880

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 68,057 and 71,212 potentially dilutive common shares from outstanding stock options have been excluded from diluted loss per share for the three months ended February 28, 2011 and 2010, respectively. 63,445 and 79,167 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the nine months ended February 28, 2011 and 2010, respectively.

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

Other long-term liabilities related to tax contingencies were $0 as of February 28, 2011 and May 31, 2010. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of February 28, 2011 and May 31, 2010.

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

Effective Tax Rate

The effective tax rate on consolidated net loss was 0.6% for the nine months ended February 28, 2011. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2011 will be approximately 0.3% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing systems for the machine tool industry (Balancer) and laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended February 28,
	2011		2010
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,381,177	$767,450	$1,083,125	$625,985
Intercompany sales	(218,712)	(9,794)	(129,909)	(36,889)

Net sales	$2,162,465	$757,656	$953,216	$589,096

Operating income (loss)	$45,819	$(229,919)	$(351,343)	$(93,499)

Depreciation expense	$30,153	$14,265	$37,242	$15,617

Amortization expense	$—	$40,562	$—	$40,561

Capital expenditures	$82,014	$37,063	$1,695	$—

	Nine Months Ended February 28,
	2011		2010
	Balancer	Measurement	Balancer	Measurement
Gross sales	$6,186,738	$2,612,904	$3,582,828	$1,531,639
Intercompany sales	(524,806)	(35,801)	(366,797)	(60,263)

Net sales	$5,661,932	$2,577,103	$3,216,031	$1,471,376

Operating income (loss)	$51,207	$(312,386)	$(766,344)	$(479,989)

Depreciation expense	$91,989	$44,318	$114,685	$44,092

Amortization expense	$—	$121,684	$—	$113,982

Capital expenditures	$102,925	$47,069	$34,741	$7,317

Geographic Information-Net Sales by Geographic Area

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
North American	$1,545,547	$792,359	$4,379,732	$2,358,126
European	191,402	232,997	744,562	784,137
Asia	1,134,600	497,238	2,838,879	1,452,136
Other markets	48,572	19,718	275,862	93,008

Total Net Sales	$2,920,121	$1,542,312	$8,239,035	$4,687,407

	Three Months Ended February 28,
	2011		2010
	United States	Europe	United States	Europe
Operating income (loss)	$(89,621)	$(94,479)	$(394,707)	$(50,135)

Depreciation expense	$44,418	$—	$52,859	$—

Amortization expense	$40,562	$—	$40,561	$—

Capital expenditures	$119,077	$—	$1,695	$—

	Nine Months Ended February 28,
	2011		2010
	United States	Europe	United States	Europe

Operating income (loss)	$(131,690)	$(129,489)	$(1,218,176)	$(28,157)

Depreciation expense	$136,307	$—	$158,777	$—

Amortization expense	$121,684	$—	$113,982	$—

Capital expenditures	$149,994	$—	$42,058	$—

Note – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	February 28, 2011	May 31, 2010
Segment assets to total assets
Balancer	$4,947,575	$4,425,280
Measurement	3,687,222	3,359,269
Corporate assets	2,453,421	3,567,556

Total assets	$11,088,218	$11,352,105

Geographic assets to long-lived assets
United States	$1,306,634	$1,292,948
Europe	—	—

Total assets	$1,306,634	$1,292,948

Geographic assets to total assets
United States	$10,563,280	$10,947,605
Europe	524,938	404,500

Total assets	$11,088,218	$11,352,105

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

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. designs, manufactures and markets computer-controlled vibration detection and balancing equipment primarily to the machine tool industry (the Balancer segment). Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), the Company designs, manufactures and markets precision laser-based surface measurement products for a wide variety of commercial applications in addition to the disk drive, silicon wafer and optics industries; laser-based distance measurement products for a wide variety of industrial applications; and ultrasonic measurement products that accurately measure the fill levels of liquefied propane tanks and transmit that data via satellite to a secure web site (the Measurement segment). The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company is organized into two operating segments: the Balancer segment and the Measurement segment. The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

“SBS,” “SMS,” “Acuity,” “ CASI Scatterometer,” “Xact” and “Lasercheck” are trademarks owned by the Company.

For the three months ended February 28, 2011, total sales increased $1.4 million, or 89.3%, to $2.9 million from $1.5 million in the three months ended February 28, 2010. For the nine months ended February 28, 2011, total sales increased $3.5 million, or 75.8%, to $8.2 million from $4.7 million for the nine months ended February 28, 2010. Our Balancer segment sales efforts focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines within the target geographic markets in North America, Asia and Europe. Balancer segment sales increased $1.2 million, or 126.9%, to $2.2 million for the three months ended February 28, 2011 compared to $953,000 for the three months ended February 28, 2010. Balancer segment sales increased $2.4 million, or 76.1%, to $5.7 million for the nine months ended February 28, 2011 compared to $3.2 million for the nine months ended February 28, 2010. The increases this quarter and in the first nine months of Fiscal 2011 are due to higher volumes of shipments as the worldwide automotive and manufacturing industries have begun to recover from the previous low levels experienced due to the global economic downturn. The Measurement segment product line consists of both laser-based light scatter, distance measurement and dimensional sizing products and ultrasonic measurement systems. Total Measurement segment sales increased $169,000, or 28.6%, to $758,000 for the three months ended February 28, 2011 compared to $589,000 for the three months ended February 28, 2010. Total Measurement segment sales increased $1.1 million, or 75.1%, to $2.6 million for the nine months ended February 28, 2011 compared to $1.5 million for the nine months ended February 28, 2010. The increases are primarily due to higher volumes of shipments of distance measurement and dimensional sizing laser-based measurement products and Lasercheck, a laser-based surface roughness measurement product, which was acquired during the second quarter of the prior year. The increase for the nine months ended February 28, 2011is in large part attributable to the sale of a CASI Scatterometer during the second quarter of Fiscal 2011.

The Company has continued to closely monitor its expenses across the entire Company. Operating expenses increased $253,000, or 20.4%, to $1.5 million for the three months ended February 28, 2011 from $1.2 million for the three months ended February 28, 2010. Operating expenses increased $565,000, or 16.0%, to $4.1 million for the nine months ended February 28, 2011 from $3.5 million for the nine months ended February 28, 2010. General, administration and sales expenses increased $226,000, or 21.1%, to $1.3 million for the three months ended February 28, 2011 from $1.1 million for the same period in the prior year. General, administration and sales expenses increased $617,000, or 20.1%, to $3.7 million for the nine months ended February 28, 2011 from $3.1 million for the nine months ended February 28, 2010. Research and development expenses increased $27,000, or 15.8%, to $199,000 for the three months ended February 28, 2011 from $171,000 for the three months ended February 28, 2010. Research and development expenses decreased $51,000, or 10.9%, to $420,000 for the nine months ended February 28, 2011 from $472,000 for the nine months ended February 28, 2010. Net loss was $192,000, or $0.07 per fully diluted share, for the three months ended February 28, 2011 as compared to net loss of $443,000, or $0.15 per fully diluted share, for the three months ended February 28, 2010. Net loss was $264,000, or $0.09 per fully diluted share, for the nine months ended February 28, 2011 as compared to net loss of $1.2 million, or $0.43 per fully diluted share, for the nine months ended February 28, 2010.

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

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Notes to Consolidated Interim Financial Statements for discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Three Months Ended February 28,
	2011		2010
Balancer sales	$2,162,465	74.1%	$953,216	61.8%
Measurement sales	757,656	25.9%	589,096	38.2%

Total sales	2,920,121	100.0%	1,542,312	100.0%
Cost of sales	1,611,615	55.2%	747,577	48.5%

Gross profit	1,308,506	44.8%	794,735	51.5%

Operating expenses:
General, administration and sales	1,294,072	44.3%	1,068,203	69.3%
Research and development	198,534	6.8%	171,374	11.1%

Total operating expenses	1,492,606	51.1%	1,239,577	80.4%

Operating loss	(184,100)	-6.3%	(444,842)	-28.8%

Other income	(3,806)	-0.1%	3,108	0.2%

Loss before income taxes	(187,906)	-6.4%	(441,734)	-28.6%
Provision for income taxes	3,934	0.1%	1,518	0.1%

Net loss	$(191,840)	-6.6%	$(443,252)	-28.7%

	Nine Months Ended February 28,
	2011		2010
Balancer sales	$5,661,932	68.7%	$3,216,031	68.6%
Measurement sales	2,577,103	31.3%	1,471,376	31.4%

Total sales	8,239,035	100.0%	4,687,407	100.0%
Cost of sales	4,401,932	53.4%	2,400,636	51.2%

Gross profit	3,837,103	46.6%	2,286,771	48.8%

Operating expenses:
General, administration and sales	3,677,808	44.6%	3,061,191	65.3%
Research and development	420,474	5.1%	471,913	10.1%

Total operating expenses	4,098,282	49.7%	3,533,104	75.4%

Operating loss	(261,179)	-3.2%	(1,246,333)	-26.6%
Other income (expense)	(3,972)	0.0%	18,241	0.4%

Loss before income taxes	(265,151)	-3.2%	(1,228,092)	-26.2%
Provision (benefit) for income taxes	(1,578)	0.0%	13,802	0.3%

Net loss	$(263,573)	-3.2%	$(1,241,894)	-26.5%

Sales - Sales in the Balancer segment increased $1.2 million, or 126.9%, to $2.2 million for the three months ended February 28, 2011 compared to $953,000 for the three months ended February 28, 2010. This increase is primarily due to higher unit sales volumes in North America, Asia and Europe during the third quarter of Fiscal 2011. North American sales increased $511,000, or 143.9%, in the three months ended February 28, 2011 compared to the same period in the prior year. Sales in Asia increased $643,000, or 139.9%, for the three months ended February 28, 2011 as compared to the three months ended February 28, 2010. European sales increased $38,000, or 30.6%, in the third quarter of Fiscal 2011 compared to the third quarter of Fiscal 2010. The increases in the North American, Asian and European markets are due primarily to higher volumes of shipments as the automotive and industrial markets in these regions have begun to recover from the previous low levels due to the global economic downturn. Sales in other regions of the world increased $18,000 in the third quarter of Fiscal 2011 as compared to the same period in Fiscal 2010. The levels of demand in our geographic markets cannot be forecasted with any certainty given the recent weaknesses in the global economy.

Sales in the Balancer segment increased $2.4 million, or 76.1%, to $5.7 million for the nine months ended February 28, 2011 compared to $3.2 million for the nine months ended February 28, 2010. This increase is primarily due to higher unit sales volumes in Asia, North America and Europe during the first three quarters of Fiscal 2011. Sales in Asia increased $1.4 million, or 101.6%, for the nine months ended February 28, 2011 as compared to the nine months ended February 28, 2010. North American sales increased $1.0 million, or 80.5%, in the nine months ended February 28, 2011 compared to the same period in the prior year. European sales increased $24,000, or 4.4%, in the first nine months of Fiscal 2011 compared to the same period in Fiscal 2010. The increases in the Asian, North American and European regions are due primarily to higher volumes of shipments as the automotive and industrial markets in these markets have begun to recover from the previous low levels due to the global economic downturn. Sales in other regions of the world increased $33,000 in the first three quarters of Fiscal 2011 as compared to the same period in Fiscal 2010.

Sales in the Measurement segment increased $169,000, or 28.6%, to $758,000 in the three months ended February 28, 2011 compared to $589,000 in the three months ended February 28, 2010. Sales of laser-based distance measurement and dimensional sizing products increased $228,000, or 52.8%, in the three months ended February 28, 2011 as compared to the same period in the prior year primarily due to the higher volume of shipments in the current fiscal year resulting from the recovery occurring in the commercial and industrial markets. Sales of laser-based surface measurement products in the three months ended February 28, 2011 decreased $67,000, or 45.0%, primarily due to the lower volumes of unit sales during the third quarter of Fiscal 2011 as compared to the same period in the prior year. During the third quarter of the current fiscal year, shipments of our Xact ultrasonic measurement product resulted in $15,000 of revenues.

Sales in the Measurement segment increased $1.1 million, or 75.1%, to $2.6 million in the nine months ended February 28, 2011 compared to $1.5 million in the nine months ended February 28, 2010. Sales of laser-based distance measurement and dimensional sizing products increased $928,000, or 83.4%, in the nine months ended February 28, 2011 as compared to the same period in the prior year primarily due to the higher volume of shipments in the current fiscal year resulting from the economic recovery in the commercial and industrial markets. Sales of laser-based surface measurement products in the nine months ended February 28, 2011 as compared to the same period in the prior year increased $136,000, or 39.2%, primarily due to the sale of a CASI scatterometer and the September 30, 2009 acquisition of Optical Dimensions which resulted in sales of $137,000 during the first three quarters of Fiscal 2011. During the first three quarters of the current year, we started to ship our Xact ultrasonic measurement product which resulted in $53,000 of revenues.

Gross margin – Gross margin for the three months ended February 28, 2011 decreased to 44.8% as compared to 51.5% for the three months ended February 28, 2010. This decrease is due to changes in the product sales mix both shifting toward Asia which typically has slightly lower gross margins due to channel and distributor discounts and shifting toward the Balancer segment which also has lower margins than the products within the Measurement segment. Gross margin for the nine months ended February 28, 2011 decreased to 46.6% as compared to 48.8% for the nine months ended February 28, 2010. This decrease is due to the same reasons noted above.

Operating expenses – Operating expenses increased $253,000, or 20.4%, to $1.5 million for the three months ended February 28, 2011 as compared to $1.2 million for the three months ended February 28, 2010. General, administrative and selling expenses increased $226,000, or 21.1%, for the three months ended February 28, 2011 as compared to the same period in the prior year primarily due to higher commissions related to the increase in sales and higher selling expenses due to increased travel costs offset by lower personnel costs. Research and development expenses increased $27,000, or 15.8%, as compared to the same period in the prior year primarily due to higher costs associated with new product development related to an existing product line.

Operating expenses increased $565,000, or 16.0%, to $4.1 million for the nine months ended February 28, 2011 as compared to $3.5 million for the nine months ended February 28, 2010. General, administrative and selling expenses increased $617,000, or 20.1%, for the nine months ended February 28, 2011 as compared to the same period in the prior year primarily due to higher commissions related to the increase in sales and higher expenses associated with an international trade show that occurs every two years offset by lower personnel costs and lower bad debt expenses. Research and development expenses decreased $51,000, or 10.9%, as compared to the same period in the prior year primarily due to lower material costs associated with new product development related to existing product lines.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $1,000 and $2,000 for the three months ended February 28, 2011 and 2010, respectively. Interest income was $3,000 and $10,000 for the nine months ended February 28, 2011 and 2010, respectively. Interest income has decreased due to lower interest rates and decreased cash and investment balances. Foreign currency exchange gains (losses) were $(5,000) and $1,000 for the three months ended February 28, 2011 and 2010, respectively. Foreign currency exchange gains (losses) were $(7,000) and $7,000 for the nine months ended February 28, 2011 and 2010, respectively. The changes in the foreign currency exchange gain (loss) are primarily due to the movement of foreign currencies against the US dollar during the current periods.

Income tax provision – The Company’s effective tax rate on consolidated net loss was 0.6% for the nine months ended February 28, 2011. The Company’s effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2011 will be approximately 0.3% due to the items noted above.

Net income – Net loss decreased $251,000 to $192,000, or $0.07 per diluted share, for the three months ended February 28, 2011 as compared to a net loss of $443,000, or $0.15 per diluted share, for the three months ended February 28, 2010. Net loss decreased $978,000 to $264,000, or $0.09 per diluted share, for the nine months ended February 28, 2011 as compared to a net loss of $1.2 million, or $0.43 per diluted share, for the nine months ended February 28, 2010. The net loss decreased due primarily to higher sales and related gross profit offset by higher general, administrative and selling expenses during the three and nine months ended February 28, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital remained relatively stable at $7.2 million as of February 28, 2011 and $7.3 million as of May 31, 2010. Cash and cash equivalents totaled $2.4 million as of February 28, 2011 and $3.5 million as of May 31, 2010, respectively.

Cash used in operating activities totaled $956,000 for the nine months ended February 28, 2011 as compared to cash used in operating activities of $621,000 for the nine months ended February 28, 2010. The increase in cash used in operating activities was primarily due to increases in accounts receivable and inventories and the decrease in accounts payable offset by the decrease in net loss.

At February 28, 2011, the Company had accounts receivable of $1.9 million as compared to $1.1 million at May 31, 2010. The increase in accounts receivable of $736,000 is due to the increase in sales in the first three quarters of Fiscal 2011. At February 28, 2011, inventories increased $207,000 to $3.9 million from $3.6 million as of May 31, 2010. The increase in inventories is primarily due to higher purchasing levels necessary to support the higher sales volumes in the first three quarters of Fiscal 2011. At February 28, 2011, total current liabilities decreased $53,000 to $1.2 million as compared to $1.2 million at May 31, 2010. The decrease is primarily due to lower accrued payroll liabilities offset by the higher commissions associated with higher sales volumes.

During the nine months ended February 28, 2011, net cash used in investing activities was $150,000, which consisted of additions to property and equipment, primarily new manufacturing and computer equipment and vehicles.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of February 28, 2011), or LIBOR plus 2.0% (2.26% as of February 28, 2011), and the agreement expires on March 1, 2012. There were no outstanding balances on the line of credit at February 28, 2011 and May 31, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 28, 2011. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its financial instruments.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there was no outstanding balance as of February 28, 2011. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended February 28, 2011 and 2010, results of operations included gains (losses) on foreign currency translation of $(5,000) and $1,000, respectively. For the nine months ended February 28, 2011 and 2010, results of operations included gains (losses) on foreign currency translation of $(7,000) and $7,000, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that , as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.

Date: April 12, 2011	/s/ Wayne A. Case
Wayne A. Case, Chairman and Chief Executive Officer