Form 10-K
period 2011-05-31
SCHMITT INDUSTRIES INC
filed 2011-08-09
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2011

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $5,876,000 based upon the closing price of $2.78 reported for such date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of July 29, 2011, the registrant had 2,895,635 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Introduction

Schmitt Industries, Inc. (the Company), an Oregon corporation incorporated in 1995, designs, manufactures and markets computer-controlled vibration detection and balancing equipment (the Balancer Segment) primarily to the machine tool industry. The predecessor to the Company was originally organized in 1984 under the laws of the Province of British Columbia. Through a statutory procedure in 1995, the Company ceased to be domiciled in British Columbia and became an Oregon corporation. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), an Oregon corporation, the Company designs, manufactures and markets precision laser-based surface measurement products for a wide variety of commercial applications in addition to the disk drive, silicon wafer and optics industries; laser-based distance measurement products for a wide variety of industrial applications; and ultrasonic measurement products that accurately measure the fill levels of liquefied propane tanks and transmit that data via satellite to a secure web site (the Measurement Segment). The Company also sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company’s executive offices are located at 2765 N.W. Nicolai Street, Portland, Oregon 97210, and its telephone number is (503) 227-7908.

“SBS,” “SMS,” “Acuity,” “Xact” and “Lasercheck” are registered trademarks owned by the Company.

Balancer Segment

The Company’s principal product line is the Schmitt Dynamic Balance System (the SBS System), consisting of a computerized control unit, vibration sensor, spindle-mounting adapter, and balance head. It is designed as an economical yet highly accurate permanent installation on grinding machines. SBS products can detect and correct for vibration as small as 0.02 microns. The Company acquired its original balancing equipment technology pursuant to a series of agreements from 1987 through 1991, substantially enhancing and advancing the patented technology since that time. Since inception of the product line, the targeted customer base has been manufacturers and operators of grinding machines for a variety of industries such as automotive, aerospace, medical and machine tools, where operating tolerances on manufactured parts are exceedingly precise.

The SBS System is fully automated, eliminating the need to pre-balance such devices as grinding wheels. This reduces machine setup time and ensures a smoother and more efficient operation. Operating on a principle of mass compensation for wheel imbalance, the balance head contains two movable eccentric weights, each driven by electric motors through a precision gear train. These weights are repositioned to offset any imbalance in a grinding wheel or other application. Imbalance or vibration is picked up by the sensor that feeds a signal to a controller which filters the signal by revolutions per minute. The controller then automatically drives the balance head weights in a direction that reduces the amplitude of the vibration signal. The balance cycle is complete when the weights are positioned to achieve the lowest vibration level.

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

Notable features of the SBS System include its ability to fit almost all grinding machines, ease of installation, compact and modular construction, ability to balance a wheel while on a machine, virtual elimination of wheel vibration, automatic monitoring of balancing, display in both English and metric systems, instrument grade calibration, short balance process, measurement of both displacement and/or velocity and minimal operator maintenance.

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

Machine Tool Builders—These companies design and manufacture a variety of cylindrical, surface and specialty application grinding machines. SBS Systems are distributed to a variety of markets throughout the world through machine tool original equipment manufacturers (OEMs), who incorporate the SBS System into their products.

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

For the years ended May 31, 2011, May 31, 2010 and May 31, 2009 (Fiscal 2011, 2010 and 2009), net sales of the Company’s balancing products totaled $ 8.0 million, $4.7 million and $7.0 million, respectively. Net sales of balancing products accounted for 70%, 69% and 73% of the Company’s total sales in Fiscal 2011, 2010 and 2009, respectively. See Note 6 to Consolidated Financial Statements.

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

Water balancers (hydrokompensers) are an older European design still on the market that can be supplied by the Company when specifically requested by users. They require plumbing and water chambers to be machined into the wheel hub. To install these systems, the grinding machines must be disassembled and parts remachined or replaced within the spindle assembly. The water system is "tuned" or "calibrated" to the machine by a factory service technician and are suitable for mid and high speed spindle environments.

Pricing of the SBS system is intended to maintain the status of the SBS system as the premier product in the industry, offering best quality, reliability and performance and superior economic value.

Measurement Segment

Within the Measurement segment, the Company designs, manufactures and markets several laser-based precision test and measurement product lines and an ultrasonic product for measuring the fill levels of liquid propane tanks and operates a precision laser light scatter measurement laboratory.

There are five specific product lines: laser-based surface roughness measurement, laser-based distance measurement and dimensional sizing, remote tank monitoring, laser light-scatter surface measurement and a laser light-scatter measurement laboratory.

Surface Roughness Measurement Products

These products use a patented laser light-scatter technology to perform rapid, accurate, repeatable, non-destructive and non-contact surface measurement tests that quantify surface micro-roughness. The technology is extremely precise, measuring surface roughness at the molecular (sub-Angstrom) level. Products are sold to manufacturers of hard disk drives, silicon wafers and optical products and industries with fabrication processes that require precise and reliable measurements.

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

Customers include Hitachi/IBM, Seagate Substrates, Western Digital and Komag, Inc.

The Company offers two products devoted to the silicon wafer industry, the TMS-2000W-RC and TMS-3000W-RC. Both products provide fast, accurate, repeatable measurements for manufacturers of silicon wafers, computer chips and memory devices. This industry demands manufacturing precision to increase performance and capacity and these products help achieve those goals. Silicon wafers are carefully cut and polished to provide the base upon which a computer or memory chip is produced. Therefore, chip manufacturing is extremely dependent on the beginning surface roughness of the wafer. Since all silicon wafers exhibit a microscopic level of surface roughness, stemming from production techniques such as chemical deposition, grinding, polishing and etching, some method of measuring these surface characteristics is required. The Company’s wafer measurement products provide a way for customers in this industry to quantify and control their manufacturing process. The system provides measurements to less than 0.5 Angstroms, a level unachievable by competing devices.

The Company also offers the Lasercheck line of surface measurement gauges. Lasercheck is a unique laser-based non-contact roughness gauge incorporating patented laser light-scatter technology that can make precise repeatable surface roughness measurements in the 0.01 to 10 micron (0.40 to 400 micro inches) range. Lasercheck provides high-speed in-process measurements in a fraction of a second and is optimized for surface measurements of ground, sanded, polished, hone, super-finished and shot-blasted surfaces. The Lasercheck line of surface measurements gauges is a complementary fit to the TMS surface measurement products for ultra-smooth (sub-Angstrom) surfaces, such as silicon wafers and hard disk drives.

Distance Measurement and Dimensional Sizing Products

These laser-based products, utilizing both triangulation and time-of-flight methods of measurement, are used in a wide range of industrial applications including manufacturing, lumber production, steel casting, glass and paper production, medical imaging, crane control and micron-level part and surface inspection and are sold under the Acuity brand. Presently, there are nine product lines offered under the Acuity brand: The AccuRange (AR) 1000, AR3000 and AR4000 distance measurement sensors, the AR4000 Line Scanner and the AR700 and AR200 series of triangulating laser displacement sensors, the AR CCS Prima, and the AccuProfile (AP) 620 and Q4 laser line scanners.

The AR1000 and AR3000 distance measurement lasers utilize pulsed time of flight measurement principles to accurately measure distances of up to 30 meters (up to 300 meters with retro-reflective tape) with the AR1000 and up to 300 meters (3000 meters with retro-reflective tape) with the AR3000. Both products are highly versatile, being able to measure distances both indoors and outdoors. Applications include load confirmation, alignment, lumber positioning, crane monitoring, fill level measurement, velocity measurement and laser altimeter.

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

The AR200 line is the Company’s most compact series of triangulating laser displacement sensors. Four models cover metric measurement ranges from 6 to 50 millimeters. All models boast a 1/500 accuracy rating for measurements within twelve microns. The AR200 sensor is the only sensor of its kind to feature pushbutton selection of output signals. All models are standard with analog, limit switch and serial outputs. The AR200 sensors, much like the longer-range AR700 sensors, project a beam of visible laser light that creates a spot on the target surface. Reflected light from the surface is viewed from an angle by a line scan camera and the target's distance is computed from the image pixel data. The AR200-6M, -12M, -25M and -50M have ranges in millimeters that match their model number. The AR200 displacement sensor cannot be overloaded and measures accurately even when a mirror reflects the entire light beam back to the detector.

The AR CCS Prima white light confocal displacement sensor is the most precise measurement system from Acuity. Using a novel optical principle of measuring the reflected light’s component wavelengths, these confocal sensors measure distance and position to within tens of nanometers. These compact probes can measure to opaque, shiny or even transparent surfaces. Unlike the other Acuity distance sensors, the Prima Confocal systems are comprised of an optical measurement “pen” and a separate controller. This controller houses all of the electronics, light source, etc. Only emitted white light and reflected signals are passed between the pen and the controller via a thin fiber-optic transmission cable. The Confocal-Chromatic Sensors (CCS) are offered in a variety of measurement ranges and standoff distances, each with a corresponding resolution. The shortest-range models resolve to 5 nanometers of height change.

The AccuProfile™ 620 Profile Measuring Sensor is Acuity’s short-range laser scanner for industrial contour and shape measuring applications. These laser profile scanners quickly and accurately generate 2D profile scans of objects, surfaces or scenes using high-speed digital CMOS detectors and a tuned laser line generator.

Individual profiles may be collected to create a 3D point cloud of that object. The laser profile sensor is the equivalent of using 1024 closely-spaced, single-point laser sensors to measure across a surface. Acuity has several AP620 sensors with varying ranges (Z axis) and Fields of View (x axis). In addition to measuring profiles and shapes, the line sensor is frequently used for measuring dimensions for radius, diameter, height, width, etc. This profile measuring instrument is fast, sampling up to 250 line scans per second. The profile data is transmitted directly from the sensor head via Ethernet to a host computer. No special controller is required to operate the device.

The AccuProfile™ Q4 is a two dimensional laser scanner that measures surface height profiles by projecting a beam of visible laser light that creates a line on a targeted surface. The Q4 is a highly accurate sensor for industrial surface dimensional and measurement applications. The scanner quickly and accurately generates low-noise 2D or 3D profile scans of objects, surfaces or scenes. The sensor automatically adjusts laser power and detector exposure to compensate for varying surface conditions. Typical scanner applications include weld gap tracking and weld bead profiling, positional control of objects and surfaces, tire profiling, wheel profiling, surface profiling, 3D profile generation and dimensional measurement.

Remote Tank Monitoring Products

The Company’s product line for this new market is called Xact. The Xact product utilizes ultrasonic technology to detect and measure the capacity and volume of liquid propane tanks. Each sensor, which is affixed to the exterior underside of each tank, produces a small electrical pulse, or a “ping,” through the tank’s steel shell, which is reflected off the bottom surface of the liquid stored in the tank in the form of an echo that is detected. The time of flight between the “ping” and the echo is then calculated to determine, based upon additional data regarding tank size and shape, the volume of liquid the tank contains. This information is then remotely transmitted via a satellite transceiver that is affixed to the top of the tank to a secure website on the internet, processed using proprietary software and displayed on that website. Each tank can be remotely monitored simultaneously anywhere in the world. The user has the ability to schedule when each tank is to be measured simply by adjusting the settings for each tank.

Laser Light-Scatter Surface Measurement Products

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

In Fiscal 2011, 2010 and 2009, net sales of Measurement products totaled $3.5 million, $2.1 million and $2.5 million, respectively, and accounted for 30%, 31% and 27% of the Company’s total sales in Fiscal 2011, 2010 and 2009, respectively. See Note 6 to Consolidated Financial Statements.

Competition

Management believes our TMS and Lasercheck surface measurement products are one of only a few systems that provide fast, accurate, repeatable microroughness measurements for a wide variety of commercial customers including computer hard disk and silicon wafer manufacturers. The Company believes its surface measurement products are currently the only systems that can provide measurements as low as a few hundredths of an angstrom (Å-a unit of measure equal to 1 hundred-millionth of a centimeter) with reproducibility +/- 0.2Å or 1% and repeatability of +/-0.1Å. There are differences between our surface measurement products and other optical techniques (which include profilometers, scanning tunneling microscopes, atomic force microscopes or interferometers). These other technologies require the intervention of a skilled operator and perform measurements relatively slowly, whereas our surface measurement products are much simpler and, consequently, can make measurements more rapidly while still maintaining excellent repeatability and accuracy. Stylus profilometers are simpler devices that require less skilled operators. However, measurements must be conducted under vibration isolation conditions, and large areas require numerous scans; thus, stylus profilometers are generally destructive to soft materials such as most coated optics.

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

Competitive surface measurement products and dimensional sizing products come from established multinational competitors, most of which are significantly larger and have greater financial, engineering, manufacturing and marketing resources. Company pricing is intended to obtain market share and meet competitive supplier prices. The market strategy is to establish measurement products with the best quality, reliability and performance and superior economic value.

Sales by Geographic Area

In Fiscal 2011, 2010 and 2009, the Company recorded net sales of its products in the United States, its country of domicile, of $5.6 million, $3.1 million and $4.8 million, respectively. Net sales in the last three fiscal years by geographic areas are:

	North America	Europe	Asia	Others
Fiscal 2011	$6,037,847	$1,130,480	$3,990,371	$334,161
Fiscal 2010	$3,308,958	$1,148,857	$2,171,993	$175,940
Fiscal 2009	$5,075,254	$1,370,388	$2,722,762	$332,804

Business and Marketing Strategy

The Company designs, manufactures and markets all of its products with operations divided into a number of different channels and geographies.

Balancer Segment Products

The Company markets and sells its SBS products in a variety of ways. First are the channels provided by independent manufacturers’ representatives and distributors. There are currently approximately 100 individuals and/or organizations throughout the world acting in one of these capacities, including approximately 25 in the United States and 30 in China.

Second, OEMs integrate the Balancer segment products on the machine tools they produce. Users thus purchase the SBS products concurrently with the machine tools. Conversely, end users of grinding machines that have purchased the SBS system directly from the Company, and after enjoying the benefits of the products, often request that SBS products be included with the new equipment they order from OEMs. The SBS Systems are often installed by machine tool builders prior to displaying their own machine tools at various trade shows, becoming endorsements that prove beneficial to the Company’s sales efforts.

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

In North America and Asia, products are shipped directly to customers from the Company’s distribution center in Portland, Oregon. Where the Company has distributors, the product is shipped to the distributor, who in turn pays the Company directly and then delivers and installs the product for the end user. European distribution to customers is handled by shipping the product directly from the Company’s Portland headquarters to its European subsidiary in the United Kingdom, which in turn sells and distributes the products.

Measurement Segment Products

Similar to the Balancer segment, the Measurement segment uses a variety of methods to market and sell its products. First, a marketing manager directs the overall worldwide marketing efforts for surface measurement and remote tank monitoring products. Second, both a marketing and a sales manager, direct the overall worldwide marketing and sales efforts for distance measurement and dimensional sizing products. Third, the Company has an exclusive distribution agreement with a company in Asia for the promotion and sale of surface measurement products in China, Taiwan, Malaysia, Singapore, Thailand and the Philippines. In addition, there are distribution agreements with one company in Japan and two in Korea. Trade shows also represent a significant amount of marketing/sales effort. Company representatives operate a display booth featuring demonstrations of Measurement segment products along with product and technical literature. Representatives from all facets of the market to which the Company directs its sales efforts attend these trade shows. Finally, one of the best marketing channels is the testing laboratory. Once customers see the capabilities of the technology, it can lead to orders for the Company’s laser-based light-scatter measurement products.

All Measurement segment products are assembled in the Portland, Oregon facility and shipped worldwide directly to customers. The Balancer and Measurement segment customer bases each consist of over 250 companies.

Backlog

The Company does not generally track backlog. Normally, orders are shipped within a week after receipt unless the customer requests otherwise.

Manufacturing

There are no unique sources of supply or raw materials in any product lines. Essential electronic components, available in large quantities from various suppliers, are assembled into the Balancing and Measurement electronic control units under the Company’s quality and assembly standards. Company-owned software and firmware are coupled with the electronic components to provide the basis of the Company’s various electronic control units. Management believes several supply sources exist for all electronic components and assembly work incorporated into its electronic control systems. Mechanical parts for the Company’s products are produced by high quality machine shops. The Company is not dependent on any one supplier of mechanical components. In the event of supply problems, the Company believes that two or three alternatives could be developed within 30 days. The Company is subject to availability and pricing on the various components parts purchased, which has had, and may continue to have, a material impact on operations.

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

The Company’s Quality Control Program first received full ISO 9001 certification in 1996. On November 4, 2005, the Company received its certification to the newer ISO 9001:2000 requirements and received its recertification in December 2009.

Proprietary Technology

The Company's success depends in part on its proprietary technology, which the Company protects through patents, copyrights, trademarks, trade secrets and other measures. The Company has U.S. patents covering both Balancer and Measurement products, processes and methods that the Company believes provide it with a competitive advantage. The Company has a policy of seeking patents where appropriate on inventions concerning new products and improvements developed as part of its ongoing research, development and manufacturing activities. While patents provide certain legal rights of enforceability, there can be no assurance the historic legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses with respect to issued patents will, in fact, be considered substantial in the future. There can be no assurance as to the degree and range of protection any patent will afford and whether patents will be issued or the extent to which the Company may inadvertently infringe upon patents granted to others.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of its business segments. The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments. For example, in the past fiscal year, the Company has developed and introduced the SB-1000, a new, single channel controller and the AE-1000, a new single channel acoustical emission monitoring system both for the Balancer segment.

During Fiscal 2011, 2010 and 2009, the Company’s research and development expense totaled $504,000, $585,000 and $1.0 million, respectively.

Employees

As of July 29, 2011, the Company employed 47 individuals worldwide on a full-time basis. There were also two part-time employees. None of the Company’s employees is covered by a collective bargaining agreement.

Item 1A.	RISK FACTORS

The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company (see the forward-looking statements disclaimer at the beginning of Part 1, Item 1 in this Report). In addition, the risks and uncertainties described below are not the only ones that the Company faces. Unforeseen risks could arise and problems or issues that the Company now views as minor could become more significant. If the Company were unable to adequately respond to any risks, the Company’s business, financial condition or results of operations could be materially adversely affected. In addition, the Company cannot be certain that any actions taken to reduce known risks and uncertainties will be effective.

The general economic conditions and the global financial crisis may adversely affect the Company’s business, operating results and financial condition

The Company’s operations and performance depend significantly on worldwide economic conditions, particularly in the manufacturing sector, and their impact on levels of capital investment, which have deteriorated significantly in the past and may become depressed, or be subject to further deterioration. Economic factors that could adversely influence demand for the Company’s products include uncertainty about global economic conditions leading to reduced levels of investment, customers’ and suppliers’ access to credit, unemployment and other macroeconomic factors affecting commercial and industrial spending behavior.

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

The introduction of the Xact tank monitoring system may not become commercially viable and satisfy expected demand

In May 2009, the Company announced the introduction of the Xact tank monitoring system for measuring fill levels of industrial liquefied propane tanks and communicating that data via satellite to a secure web site. Although the initial acquisition and further development of the Xact product has negatively impacted current operating results, the product should allow the Company to enter new measurement markets and is expected to add sales and profits to the Company in future years. However, the Xact product may not be successful, anticipated market demand for the product may not materialize and additional product or market opportunities may not be identified and developed and brought to market in a timely and cost-effective manner, each of which could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

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

The Company maintains a significant investment in inventories in anticipation of future sales

The Company believes it maintains a competitive advantage by shipping product to its customers more rapidly than its competitors. As a result, the Company has a significant investment in inventories. These inventories are recorded using the lower-of-cost or market method, which requires management to make certain estimates. Management evaluates the recorded inventory values based on customer demand, market trends and expected future sales, and changes these estimates accordingly. A significant shortfall of sales may result in carrying higher levels of inventories of finished goods and raw materials thereby increasing the risk of inventory obsolescence and corresponding inventory write-downs. As a result, the Company may not carry adequate reserves to offset such write-downs.

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

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings totaling approximately 40,500 square feet. SEL occupies a 1,080-square foot facility in Coventry, England pursuant to a three-year lease beginning March 29, 2011 with a basic monthly rent of £917 (approximately $1,500 as of May 31, 2011).

Item 3.	Legal Proceedings

There are no material legal proceedings currently pending against the Company.

Item 4.	(Remove and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol "SMIT."

The following tables set forth the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Capital Market for the periods indicated.

Year Ended May 31, 2011	High	Low
First Quarter	$3.65	$2.98
Second Quarter	$3.01	$2.22
Third Quarter	$3.90	$2.80
Fourth Quarter	$4.20	$3.30

Year Ended May 31, 2010	High	Low
First Quarter	$5.53	$2.95
Second Quarter	$5.00	$3.35
Third Quarter	$4.00	$3.37
Fourth Quarter	$4.08	$3.47

As of July 29, 2011, there were 2,895,635 shares of Common Stock outstanding held by approximately 175 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 1,750 individual holders of shares of Common Stock.

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

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2011:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	a	b	c
Equity compensation plans approved by security holders	387,776	$3.47	55,000
Equity compensation plans not approved by security holders	—	—	—

	387,776	$3.47	55,000

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

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

In thousands, except per share information

Year Ended

	5/31/11	5/31/10	5/31/09	5/31/08	5/31/07
Sales	$11,493	$6,806	$9,501	$11,421	$11,882
Net Income (Loss)	$(205)	$(1,711)	$(2,154)	$1,103	$1,285
Net Income (Loss) Per Share, Basic	$(.07)	$(.59)	$(.75)	$.40	$.49
Weighted Average No. Shares, Basic	2,895	2,887	2,870	2,725	2,649
Net Income (Loss) Per Share, Diluted	$(.07)	$(.59)	$(.75)	$.39	$.47
Weighted Average No. Shares, Diluted	2,895	2,887	2,870	2,834	2,763
Stockholders’ Equity	$10,157	$10,121	$11,718	$13,756	$11,365
Total Assets	$11,589	$11,352	$12,624	$15,247	$12,471
Long-term Debt (including current portion)	$—	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the year ended May 31, 2011 (Fiscal 2011), total sales increased $4.7 million, or 68.9%, to $11.5 million from $6.8 million in the year ended May 31, 2010 (Fiscal 2010). Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer sales increased $3.3 million, or 71.5%, to $8.0 million in Fiscal 2011 compared to $4.7 million in Fiscal 2010. The Fiscal 2011 increase in worldwide balancer sales is due to higher volumes of shipments as the worldwide automotive and manufacturing industries have begun to recover from the global economic downturn. The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and remote tank monitoring products. Total Measurement sales increased $1.3 million, or 63.1%, to $3.5 million in Fiscal 2011 compared to $2.1 million in Fiscal 2010. The increase is primarily due to higher volumes of shipments of distance measurement and dimensional sizing laser-based measurement products.

The Company has continued to closely monitor its expenses across the entire Company. Operating expenses have increased $1.0 million, or 21.7%, to $5.8 million in Fiscal 2011 from $4.8 million in Fiscal 2010. General, administrative and sales expenses increased $1.1 million, or 26.6%, in Fiscal 2011 to $5.3 million as compared to $4.2 million in the prior fiscal year. Research and development expenses decreased $80,000, or 13.7%, to $504,000 in Fiscal 2011 from $585,000 in Fiscal 2010.

Net loss was $205,000, or $0.07 per fully diluted share, for the year ended May 31, 2011 as compared to net loss of $1.7 million, or $0.59 per fully diluted share, for the year ended May 31, 2010.

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

Recently issued accounting pronouncements

Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Year Ended May 31,
	2011		2010		2009
Balancer sales	$8,011,179	69.7%	$4,670,723	68.6%	$6,971,079	73.4%
Measurement sales	3,481,680	30.3%	2,135,025	31.4%	2,530,129	26.6%

Total sales	11,492,859	100.0%	6,805,748	100.0%	9,501,208	100.0%
Cost of sales	5,887,207	51.2%	3,763,756	55.3%	5,361,088	56.4%

Gross profit	5,605,652	48.8%	3,041,992	44.7%	4,140,120	43.6%

Operating expenses:
General, administration and sales	5,297,083	46.1%	4,184,100	61.5%	5,033,617	53.0%
Research and development	504,251	4.4%	584,582	8.6%	1,019,440	10.7%

Total operating expenses	5,801,334	50.5%	4,768,682	70.1%	6,053,057	63.7%

Operating loss	(195,682)	(1.7%)	(1,726,690)	(25.4%)	(1,912,937)	(20.1%)
Other income (expense)	(8,042)	(0.1%)	31,107	0.5%	49,682	0.5%

Loss before income taxes	(203,724)	(1.8%)	(1,695,583)	(24.9%)	(1,863,255)	(19.6%)
Provision for income taxes	1,659	0.0%	15,430	0.2%	290,269	3.1%

Net loss	$(205,383)	(1.8%)	$(1,711,013)	(25.1%)	$(2,153,524)	(22.7%)

Sales—Sales in the Balancer segment increased $3.3 million, or 71.5%, to $8.0 million for Fiscal 2011 compared to $4.7 million for Fiscal 2010. This increase is primarily due to higher unit sales volumes in Asia, North America and Europe during the year. Asia sales increased $1.8 million, or 93.5%, in Fiscal 2011 compared to Fiscal 2010. North American sales increased $1.4 million, or 77.9%, in Fiscal 2011 compared to the prior year. European sales increased $108,000, or 13.5%, in Fiscal 2011 compared to Fiscal 2010. The increases across all geographies are primarily due to higher volumes of shipments as the worldwide automotive and industrial markets in these regions have begun to recover from the previous low levels due to the global economic downturn.

Sales in the Measurement segment increased $1.3 million, or 63.1%, to $3.5 million in Fiscal 2011 compared to $2.1 million in Fiscal 2010. Sales of laser-based distance measurement and dimensional sizing products increased $1.1 million, or 67.1%, primarily due to the higher volume of shipments in the current fiscal year resulting from the economic recovery in the commercial and industrial markets. Sales of laser-based surface measurement products increased $160,000, or 32.3%, primarily due to the sale of a CASI scatterometer and the September 30, 2009 acquisition of Optical Dimensions which resulted in product sales of $202,000 during Fiscal 2011. During Fiscal 2011, we started to ship our Xact ultrasonic measurement product which resulted in $102,000 of revenues.

Sales in the Balancer segment decreased $2.3 million, or 33.0%, to $4.7 million for Fiscal 2010 compared to $7.0 million for Fiscal 2009. This decrease is primarily due to lower unit sales volumes in Asia, North America and Europe during the year. North American sales decreased $1.2 million, or 40.6%, in Fiscal 2010 compared to the prior year. Asia sales decreased $601,000, or 23.3%, in Fiscal 2010 compared to Fiscal 2009. European sales decreased $372,000, or 31.7%, in Fiscal 2010 compared to Fiscal 2009. The decreases across all geographies are primarily due to lower volumes of shipments caused by continuing weaknesses in the global economy and the softening of the worldwide automotive, bearing and aircraft industries which has impacted the machine tool industry. The levels of demand in our geographic markets cannot be forecasted with any certainty given the recent weaknesses in the global economy.

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

Gross margin—Gross margin in Fiscal 2011 increased to 48.8% compared to 44.7% in Fiscal 2010. This increase is primarily due to a shift in product sales mix with sales increasing in the Measurement segment, which typically have higher gross margins than the Balancer segment, and sales in the Balancer segment rebounding positively in the North American markets, which generally have slightly higher margins than Asia due the channel and distributor discounts required in Asia. Gross margin for Fiscal 2010 increased to 44.7% compared to 43.6% for Fiscal 2009. This increase is primarily due to lower increases to reserves for excess and obsolete inventory in the current year offset by a shift in the sales product mix to lower margin products and the impact of significantly lower sales volumes.

Operating expenses—Operating expenses increased $1.0 million, or 21.7%, to $5.8 million for Fiscal 2011 compared to $4.8 million in Fiscal 2010. General, administrative and sales expenses increased $1.1 million, or 26.6%, to $5.3 million in Fiscal 2011 compared to $4.2 million in the prior year. This increase is due primarily to higher commissions related to the increase in sales, higher stock-based compensation and higher expenses associated with an international trade show that occurs every two years. Research and development expenses decreased $80,000, or 13.7%, to $504,000 in Fiscal 2011 as compared to $585,000 in Fiscal 2010. Research and development expenses decreased primarily due to lower material costs associated with new product development.

Operating expenses decreased $1.3 million, or 21.2%, to $4.8 million for Fiscal 2010 compared to $6.1 million in Fiscal 2009. General, administrative and sales expenses decreased $850,000, or 16.9%, to $4.2 million in Fiscal 2010 compared to $5.0 million in the prior year. This decrease is due primarily to lower personnel costs resulting from both salary reductions and mandatory furloughs and lower stock-based compensation, lower commissions related to the decrease in sales and the expense and spending controls put in place due to the significant decline in revenue, offset by higher bad debt expense in the current year. Research and development expenses decreased $435,000, or 42.7%, to $585,000 in Fiscal 2010 compared to $1.0 million in Fiscal 2009. The decrease in research and development expense is primarily due to lower material costs associated with new product development related to technologies acquired from Xtero and to existing product lines and lower personnel costs associated with salary reductions.

Other income—Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $4,000, $11,000 and $74,000 in Fiscal 2011, 2010 and 2009, respectively. Interest income has decreased due to lower cash and investment balances and lower interest rates. Foreign currency exchange loss was $10,000 and $24,000 in Fiscal 2011 and 2009, respectively. Foreign currency exchange gain was $19,000 in Fiscal 2010.

Income tax provision—The effective tax rate on consolidated net loss was (0.8)% for Fiscal 2011. The Company’s effective tax rate on consolidated net loss differs from the federal statutory rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes, offset by tax credits related to research and experimentation expenses. The effective tax rate in Fiscal 2010 was (0.9)%. The effective tax rate on consolidated net loss in Fiscal 2010 differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting, offset by tax credits related to research and experimentation expenses.

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

Net income—Net loss decreased $1.5 million to a net loss of $205,000, or $0.07 per diluted share, for Fiscal 2011 compared to a net loss of $1.7 million, or $0.59 per diluted share, for Fiscal 2010. The net loss decreased due primarily to higher sales and related gross profit offset by higher general, administrative and sales expenses during Fiscal 2011. Net loss decreased $443,000 to a net loss of $1.7 million, or $0.59 per diluted share, for Fiscal 2010 as compared to net loss of $2.2 million, or $0.75 per diluted share, for Fiscal 2009. Net loss decreased due primarily to lower sales and related gross profit, offset by lower general, administrative and selling expenses, lower research and development expenses and a lower effective tax rate during Fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $152,000 to $7.5 million as of May 31, 2011 compared to $7.3 million as of May 31, 2010. Cash and cash equivalents decreased $785,000 to $2.8 million as of May 31, 2011 from $3.5 million as of May 31, 2010.

Cash used in operating activities was $559,000 in Fiscal 2011 as compared to $417,000 in Fiscal 2010. The increase is primarily due to decreases in net loss, income taxes receivable, and accounts payable, offset by increases in stock-based compensation, accounts receivable and inventories.

At May 31, 2011, accounts receivable increased $687,000 to $1.8 million compared to $1.1 million as of May 31, 2010. The increase in accounts receivable is due to the increase in sales during Fiscal 2011. Inventories increased $501,000 to $4.1 million as of May 31, 2011 compared to $3.6 million at May 31, 2010 due to higher purchasing levels necessary to support the higher sales volumes. At May 31, 2011, total current liabilities increased $204,000 to $1.4 million as compared to $1.2 million at May 31, 2010. The increase is primarily due to increases in accounts payable associated with the increased inventories and accrued commissions related to higher sales volumes offset by lower accrued payroll liabilities as compared to the prior year.

During the year ended May 31, 2011, net cash used in investing activities was $224,000, which primarily consisted of additions to property and equipment for new manufacturing and computer equipment and vehicles.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of May 31, 2011), or LIBOR plus 2.0%, (2.19% as of May 31, 2011). The agreement expires on March 1, 2012. There were no outstanding balances on the line of credit at May 31, 2011 and 2010.

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

QUARTERLY FINANCIAL DATA

In thousands, except per share information (unaudited)

2011 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$2,404	$2,914	$2,920	$3,254
Gross profit	$1,100	$1,429	$1,309	$1,769
Net income (loss)	$(113)	$41	$(192)	$58
Net income (loss) per share, basic	$(.04)	$.01	$(.07)	$.02
Net income (loss) per share, diluted	$(.04)	$.01	$(.07)	$.02

2010 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$1,223	$1,922	$1,542	$2,118
Gross profit	$549	$943	$795	$755
Net loss	$(575)	$(224)	$(443)	$(469)
Net loss per share, basic	$(.20)	$(.08)	$(.15)	$(.16)
Net loss per share, diluted	$(.20)	$(.08)	$(.15)	$(.16)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2011. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its cash equivalents.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company's interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of May 31, 2011. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company's results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company's business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For Fiscal 2011, 2010 and 2009, results of operations included gains (losses) on foreign currency translation of ($10,000), $19,000 and ($24,000), respectively. The foreign exchange gains or losses in Fiscal 2011, 2010 and 2009 were primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8. Financial Statements and Supplementary Data

Schmitt Industries, Inc.

Consolidated Balance Sheets

	May 31, 2011	May 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$2,760,506	$3,545,986
Accounts receivable, net	1,831,811	1,144,420
Inventories	4,146,408	3,645,303
Prepaid expenses	166,779	192,167
Income taxes receivable	—	21,570

	8,905,504	8,549,446

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,582,936	1,564,880
Furniture, fixtures and equipment	1,199,143	1,059,496
Vehicles	129,330	90,452

	3,210,409	3,013,828
Less accumulated depreciation	(1,876,234)	(1,720,880)

	1,334,175	1,292,948

Other assets
Intangible assets, net	1,349,583	1,509,711

TOTAL ASSETS	$11,589,262	$11,352,105

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$841,416	$665,044
Accrued commissions	308,396	170,614
Accrued payroll liabilities	116,129	231,390
Other accrued liabilities	163,940	160,717
Income taxes payable	2,073	—

Total current liabilities	1,431,954	1,227,765

Long-term liabilities	—	3,591
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,895,635 and 2,894,802 shares issued and outstanding at May 31, 2011 and 2010, respectively	9,943,910	9,739,391
Accumulated other comprehensive loss	(226,581)	(264,004)
Retained earnings	439,979	645,362

Total stockholders’ equity	10,157,308	10,120,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,589,262	$11,352,105

The accompanying notes are an integral part of these consolidated financial statements.

Schmitt Industries, Inc.

Consolidated Statements of Operations

	Year Ended May 31,
	2011	2010
Net sales	$11,492,859	$6,805,748
Cost of sales	5,887,207	3,763,756

Gross profit	5,605,652	3,041,992

Operating expenses:
General, administration and sales	5,297,083	4,184,100
Research and development	504,251	584,582

Total operating expenses	5,801,334	4,768,682

Operating loss	(195,682)	(1,726,690)
Other income (expense)	(8,042)	31,107

Loss before income taxes	(203,724)	(1,695,583)
Provision for income taxes	1,659	15,430

Net loss	$(205,383)	$(1,711,013)

Net loss per common share, basic	$(0.07)	$(0.59)

Weighted average number of common shares, basic	2,895,042	2,886,633

Net loss per common share, diluted	$(0.07)	$(0.59)

Weighted average number of common shares, diluted	2,895,042	2,886,633

The accompanying notes are an integral part of these consolidated financial statements.

Schmitt Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2011	2010
Cash flows relating to operating activities
Net loss	$(205,383)	$(1,711,013)
Adjustments to reconcile net loss to net cashused in operating activities:
Depreciation and amortization	340,689	362,027
(Gain) loss on disposal of property and equipment	1,828	(1,200)
Stock based compensation	202,603	93,420
Tax benefit related to stock options	(114)	—
(Increase) decrease in:
Accounts receivable	(652,700)	(21,075)
Inventories	(483,802)	247,986
Prepaid expenses	26,055	(18,257)
Income taxes receivable	21,570	308,425
Increase (decrease) in:
Accounts payable	169,772	324,569
Accrued liabilities and customer deposits	17,980	(1,394)
Income taxes payable	2,073	—

Net cash used in operating activities	(559,429)	(416,512)

Cash flows relating to investing activities
Purchase of short-term investments	—	(1,000,000)
Maturities of short-term investments	—	1,000,000
Purchase of property and equipment	(227,620)	(54,838)
Advances and payments on asset acquisition	—	(100,000)
Proceeds from sale of property and equipment	—	1,200
Other long-term assets	4,004	(6,039)

Net cash used in investing activities	(223,616)	(159,677)

Cash flows relating to financing activities
Common stock issued on exercise of stock options	1,916	—
Excess tax benefit from stock-based compensation	114	—

Net cash provided by financing activities	2,030	—

Effect of foreign exchange translation on cash	(4,465)	(52,160)

Decrease in cash and cash equivalents	(785,480)	(628,349)
Cash and cash equivalents, beginning of period	3,545,986	4,174,335

Cash and cash equivalents, end of period	$2,760,506	$3,545,986

Supplemental Disclosure of Cash Flow Information
Cash received during the year for income taxes	$(21,709)	$(293,876)

The accompanying notes are an integral part of these consolidated financial statements.

Schmitt Industries, Inc.

Consolidated Statements of Changes in Stockholders’ Equity And Comprehensive Income

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income (loss)
Balance, May 31, 2009	2,870,160	$9,545,678	$(183,629)	$2,356,375	$11,718,424
Stock based compensation	—	93,420	—	—	93,420
Common stock issued in connection with asset acquisition	24,642	100,293	—	—	100,293
Net loss	—	—	—	(1,711,013)	(1,711,013)	$(1,711,013)
Other comprehensive loss	—	—	(80,375)	—	(80,375)	(80,375)

Balance, May 31, 2010	2,894,802	9,739,391	(264,004)	645,362	10,120,749
Comprehensive loss, year ended May 31, 2010						$(1,791,388)

Stock options exercised net of related tax benefit of $ 114	833	1,916	—	—	1,916
Stock based compensation	—	202,603	—	—	202,603
Net loss	—	—	—	(205,383)	(205,383)	$(205,383)
Other comprehensive income	—	—	37,423	—	37,423	37,423

Balance, May 31, 2011	2,895,635	$9,943,910	$(226,581)	$439,979	$10,157,308

Comprehensive loss, year ended May 31, 2011						$(167,960)

The accompanying notes are an integral part of these consolidated statements.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements

For The Years Ended May 31, 2011 and 2010

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company's domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $21,580 and $23,387 as of May 31, 2011 and 2010, respectively.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements

For The Years Ended May 31, 2011 and 2010

Inventories

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of May 31, 2011 and 2010, inventories consisted of:

	May 31, 2011	May 31, 2010
Raw materials	$1,649,925	$1,070,902
Work-in-process	892,541	980,971
Finished goods	1,603,942	1,593,430

	$4,146,408	$3,645,303

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

Advertising

Advertising costs included in general, administrative and selling, are expensed when the advertising first takes place. Advertising expense was $70,411 and $56,463 for the fiscal years ended May 31, 2011 and 2010, respectively.

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

For The Years Ended May 31, 2011 and 2010

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

Intangible Assets

Amortizable intangible assets, which include purchased technology and patents, are amortized over their estimated useful lives ranging from five to seventeen years. As of May 31, 2011 and 2010, amortizable intangible assets were $2,200,883 and accumulated amortization was $853,336 and $697,212, respectively. Amortization expense is expected to be approximately $135,000 in Fiscal 2012, 2013 and 2014, $119,000 in Fiscal 2015 and $112,000 in Fiscal 2016.

Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management's best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2011, management did not believe impairment, as defined above, existed.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 66,489 and 78,241 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the years ended May 31, 2011 and 2010, respectively.

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

For The Years Ended May 31, 2011 and 2010

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

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides amendments to the criteria in ASC Subtopic 605-25, “Revenue Recognition – Multiple-Element Arrangements,” for separating consideration in multiple deliverable arrangements and expands the disclosures related to multiple deliverable arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 on June 1, 2010. The Company’s adoption of ASU 2009-13 did not have a material impact on its consolidated financial statements.

NOTE 2

LINE OF CREDIT

In February 2011, the Company renewed its $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles which expires on March 1, 2012. Interest is payable at the bank’s prime rate (3.25% as of May 31, 2011) or LIBOR plus 2.0%, (2.19% as of May 31, 2011). There were no outstanding balances on the line of credit at May 31, 2011 and 2010.

NOTE 3

LONG-TERM OBLIGATIONS

As of May 31, 2011, there were no outstanding obligations under capital leases or purchase contracts. The Company leases certain facilities and equipment to support operations under non-cancelable operating leases and other contractual obligations. Total rent expense for the years ended May 31, 2011 and 2010 amounted to $56,913 and $36,348, respectively.

The approximate future minimum commitments under leases and contractual obligations for each of the years ending May 31 are as follows:

Years ending May 31,
2012	$37,162
2013	36,768
2014	29,842

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements

For The Years Ended May 31, 2011 and 2010

NOTE 4

INCOME TAXES

The provision for income taxes is as follows:

	Years ended May 31,
	2011	2010
Current	$1,659	$18,573
Deferred	(3.953)	(661,882)
Change in valuation allowance	3,953	665,025

Total provision for income taxes	$1,659	$15,430

Deferred tax assets are comprised of the following components:

	2011	2010
Depreciation and amortization	$355,216	$378,140
Inventory related items	227,569	251,228
Other reserves and liabilities	69,486	62,056
Net operating loss carryforward	645,346	676,249
General business and other credit carryforward	270,772	194,980
Other deferred items, net	3,680	5,463

Gross deferred tax assets	1,572,069	1,568,116
Deferred tax asset valuation allowance	(1,572,069)	(1,568,116)

Net deferred tax asset	$—	$—

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax bases of assets and liabilities. During Fiscal 2011, the Company increased its valuation allowance $3,953 as a result of the write-down of deferred tax assets. During Fiscal 2010, the Company increased its valuation allowance $665,025 as a result of the write-down of deferred tax assets. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent losses have been given more weight than projected future income when determining the need for a valuation allowance.

The Company has federal net operating loss carryforwards of approximately $1.6 million which expire in 2029 and 2030 along with the federal general business and other credit carryforwards. The Company has state net operating loss carryforwards of approximately $2.5 million which expire in 2024 and 2025.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements

For The Years Ended May 31, 2011 and 2010

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax loss due to the following:

	Years ended May 31,
	2011	2010
Statutory federal tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.4)	(4.4)
Change in deferred tax valuation allowance	23.8	39.2
Stock-based compensation	33.8	1.9
R&E tax credits	(29.4)	(3.6)
Effect of foreign income tax rates	2.0	0.3
Permanent and other differences	9.0	1.5

Effective tax rate	0.8%	0.9%

Each year the Company files income tax returns in the various federal, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. The liability for unrecognized tax benefits was $0 as of May 31, 2011 and 2010, respectively.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of May 31, 2011 and 2010, respectively.

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

Royalty expense applicable to the years ended May 31, 2011 and 2010 amounted to $22,128 and $16,358, respectively.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements

For The Years Ended May 31, 2011 and 2010

In a transaction related to the acquisition of Xtero Datacom Inc., a British Columbia corporation (“Xtero”), former Xtero shareholders will be eligible to receive shares of stock that are exchangeable for shares of Schmitt common stock on a one-for-one basis based on 50% of the after-tax earnings derived from Xtero products during a five-year earn-out program ending on May 31, 2013. This additional consideration, if any, would increase the value of the intangible asset recorded in connection with the acquisition. No additional shares of stock have been issued to former Xtero shareholders as of May 31, 2011.

NOTE 6

SEGMENT INFORMATION

The Company has two reportable business segments: the design and assembly of dynamic balancing systems and components for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: United States, Europe and Asia.

	Year Ended May 31,
	2011		2010
	Balancer	Measurement	Balancer	Measurement
Gross sales	$8,732,900	$3,533,634	$5,203,773	$2,225,083
Intercompany sales	(721,721)	(51,954)	(533,050)	(90,058)

Net sales	$8,011,179	$3,481,680	$4,670,723	$2,135,025

Operating income (loss)	$249,657	$(445,339)	$(990,867)	$(735,823)

Depreciation expense	$123,958	$60,607	$147,775	$59,709

Amortization expense	$—	$156,124	$—	$154,543

Capital expenditures	$176,578	$51,042	$46,201	$8,637

Geographic Information

	Year Ended May 31,
	2011	2010
North America	$6,037,847	$3,308,958
Europe	1,130,480	1,148,857
Asia	3,990,371	2,171,993
Other markets	334,161	175,940

Total Net Sales	$11,492,859	$6,805,748

	Year Ended May 31,
	2011		2010
	United States	Europe	United States	Europe
Operating income (loss)	$(84,885)	$(110,797)	$(1,746,621)	$19,931

Depreciation expense	$184,565	$—	$207,484	$—

Amortization expense	$156,124	$—	$154,543	$—

Capital expenditures	$227,620	$—	$54,838	$—

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements

For The Years Ended May 31, 2011 and 2010

Segment and Geographic Assets

	May 31, 2011	May 31, 2010
Segment assets to total assets
Balancer	$5,284,244	$4,425,280
Measurement	3,544,512	3,359,269
Corporate assets	2,760,506	3,567,556

Total assets	$11,589,262	$11,352,105

Geographic assets to long-lived assets
United States	$1,334,175	$1,292,948
Europe	—	—

Total assets	$1,334,175	$1,292,948

Geographic assets to total assets
United States	$10,882,569	$10,947,605
Europe	706,693	404,500

Total assets	$11,589,262	$11,352,105

Note—Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

NOTE 7

STOCK OPTIONS AND STOCK BASED COMPENSATION

The Board of Directors adopted the 2004 Stock Option Plan (2004 Plan) in August 2004 and the 1995 Stock Option Plan (1995 Plan) in December 1995, which plan was amended in August 1996 and restated in August 1998. An option granted under the 2004 Plan and/or 1995 Plan (the Plans) might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO). ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan. Options not meeting these limitations will be treated as NSOs. The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value. Vesting is at the discretion of the compensation committee of the Board of Directors, but is either 50% at grant date and 16.7% on each anniversary thereafter or 25% at grant date and 25% on each anniversary thereafter. The Company initially reserved 400,000 shares for issuance under the 1995 Plan and 300,000 shares for issuance under the 2004 Plan. The 1995 Plan expired in December 2005 and no additional options may be issued under the 1995 Plan, although expiration of the 1995 Plan did not affect the rights of persons who received stock grants under the 1995 Plan. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the years ended May 31, 2011 and 2010 includes compensation cost for stock-based awards granted. All outstanding options will expire no later than 2021.

Upon adoption of ASC Topic 718, the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Although the fair value of stock-based awards is

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements

For The Years Ended May 31, 2011 and 2010

determined in accordance with ASC Topic 718, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

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

The Company has computed, to determine stock-based compensation expense recognized for the years ended May 31, 2011 and 2010, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by ASC Topic 718 using the following assumptions:

	Year ended May 31, 2011	Year ended May 31, 2010
Risk-free interest rate	3.8%	—
Expected life	4.8 years	—
Expected volatility	62.4%	—

Stock-Based Compensation Under ASC Topic 718

The total stock-based compensation expense recognized under ASC Topic 718 was $202,603 and $93,420 during Fiscal 2011 and 2010, respectively. All stock-based compensation expense has been recorded as General, administration and sales expense in the Consolidated Financial Statements.

At May 31, 2011, the Company had a total of 387,776 outstanding stock options (290,276 vested and exercisable and 97,500 non-vested) with a weighted average exercise price of $3.47. The Company estimates that a total of approximately $199,000 will be recorded as additional stock-based compensation expense during the fiscal year ending May 31, 2012, for all options which were outstanding as of May 31, 2011, but which were not yet vested.

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements

For The Years Ended May 31, 2011 and 2010

Options outstanding and exercisable consist of the following at May 31, 2011:

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	0.8	76,110	$1.20
61,666	2.30	3.0	61,666	2.30
170,000	3.65	10.0	85,000	3.65
5,000	5.80	4.4	5,000	5.80
75,000	6.16	7.0	62,500	6.14

387,776	$3.47	6.4	290,276	$3.29

Options granted, exercised, canceled and expired under the Company’s stock option plan during the years ended May 31, 2011 and 2010 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding—May 31, 2009	218,609	3.32
Options granted	—	—
Options exercised	—	—
Options forfeited/cancelled	—	—

Options outstanding—May 31, 2010	218,609	3.32
Options granted	170,000	3.65
Options exercised	(833)	2.30
Options forfeited/cancelled	—	—

Options outstanding—May 31, 2011	387,776	3.47

The total intrinsic value of both outstanding and exercisable options at May 31, 2011 was $269,719. The total intrinsic value of options exercised during the years ended May 31, 2011 and 2010 was $1,070 and $0, respectively.

NOTE 8

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. The following table is a

Schmitt Industries, Inc.

Notes to Consolidated Financial Statements

For The Years Ended May 31, 2011 and 2010

reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the two years in the period ended May 31:

	Net loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2011
Basic earnings per share
Loss available to common stockholders	$(205,383)	2,895,042	$(0.07)
Effect of dilutive securities stock options	—	—
Diluted earnings per share

Loss available to common stockholders	$(205,383)	2,895,042	$(0.07)

Year ended May 31, 2010
Basic earnings per share
Loss available to common stockholders	$(1,711,013)	2,886,633	$(0.59)
Effect of dilutive securities stock options	—	—
Diluted earnings per share

Loss available to common stockholders	$(1,711,013)	2,886,633	$(0.59)

NOTE 9

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may further make either a profit sharing contribution or a discretionary contribution. The Company made matching contributions in conjunction with employee contributions to the plan totaling $72,151 and $56,532 during Fiscal 2011 and 2010, respectively.

NOTE 10

RELATED PARTY TRANSACTIONS

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004. PulverDryer also buys certain products from the Company at normal prevailing rates. The Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000. The contract was terminated in February 2010. Product sales to PulverDryer during the fiscal years ended May 31, 2011 and 2010 totaled $0 and $1,408, respectively.

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

For The Years Ended May 31, 2011 and 2010

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

$200,293

The allocation process requires an analysis and valuation of acquired assets, including technologies, customer contracts and relationships and trade names, and liabilities assumed, including contractual commitments and legal contingencies. The values assigned to certain acquired assets and liabilities were based upon information available as of November 30, 2009.

Purchased technology relates to Optical Dimensions’ patented laser light scatter roughness measurement technology that has reached technological feasibility. The fair value of the purchased technology is being amortized over the expected useful life of five years.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schmitt Industries, Inc. as of May 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Portland, Oregon

August 9, 2011

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including the our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of May 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included in the Company’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2011 and 2010

Consolidated Statements of Operations for the years ended May 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended May 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended May 31, 2011 and 2010

Notes to Consolidated Financial Statements for the years ended May 31, 2011 and 2010

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
Wayne A. Case
Chairman of the Board and Chief Executive Officer

Date: August 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 9, 2011.

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

[Form 10-Q for the fiscal quarter ended November 30, 2009, Exhibit 2.1]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(i)]

*3.2	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1†	Schmitt Industries, Inc. Amended & Restated Stock Option Plan. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 10.1]

*10.2†	Schmitt Industries, Inc. 2004 Stock Option Plan. [Appendix B to Schedule 14A filed on August 23, 2004]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2011.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.