Form 10-Q
period 2011-08-31
SCHMITT INDUSTRIES INC
filed 2011-10-11
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No☒

The number of shares of each class of common stock outstanding as of September 30, 2011

Common stock, no par value	2,895,635

SCHMITT INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2011	May 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,674,074	$2,760,506
Accounts receivable, net of allowance of $21,541 and $21,580 at August 31, 2011 and May 31, 2011, respectively	1,973,304	1,831,811
Inventories	4,465,699	4,146,408
Prepaid expenses	151,094	166,779
Income taxes receivable	5,489	—

	9,269,660	8,905,504

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,698,555	1,582,936
Furniture, fixtures and equipment	1,203,087	1,199,143
Vehicles	113,963	129,330

	3,314,605	3,210,409
Less accumulated depreciation and amortization	(1,891,473)	(1,876,234)

	1,423,132	1,334,175

Other assets
Intangible assets, net	1,315,489	1,349,583

TOTAL ASSETS	$12,008,281	$11,589,262

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,088,103	$841,416
Accrued commissions	293,658	308,396
Accrued payroll liabilities	147,894	116,129
Other accrued liabilities	153,281	163,940
Income taxes payable	—	2,073

Total current liabilities	1,682,936	1,431,954

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,895,635 shares issued and outstanding at both August 31, 2011 and May 31, 2011	9,994,057	9,943,910
Accumulated other comprehensive loss	(245,719)	(226,581)
Retained earnings	577,007	439,979

Total stockholders’ equity	10,325,345	10,157,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,008,281	$11,589,262

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

(UNAUDITED)

	Three Months Ended August 31,
	2011	2010
Net sales	$3,471,485	$2,404,467
Cost of sales	1,763,581	1,304,721

Gross profit	1,707,904	1,099,746

Operating expenses:
General, administration and sales	1,512,190	1,107,450
Research and development	61,551	108,698

Total operating expenses	1,573,741	1,216,148

Operating income (loss)	134,163	(116,402)
Other income (expense)	9,438	(5,322)

Income (loss) before income taxes	143,601	(121,724)
Provision (benefit) for income taxes	6,573	(9,099)

Net income (loss)	$137,028	$(112,625)

Net earnings (loss) per common share:
Basic	$0.05	$(0.04)

Weighted average number of common shares, basic	2,895,635	2,894,802
Diluted	$0.05	$(0.04)

Weighted average number of common shares, diluted	2,967,264	2,894,802

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

(UNAUDITED)

	Three Months Ended August 31,
	2011	2010
Cash flows relating to operating activities
Net income (loss)	$137,028	$(112,625)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	83,547	87,587
Gain on disposal of property and equipment	(5,214)	—
Stock based compensation	50,147	9,699
(Increase) decrease in:
Accounts receivable	(145,971)	(143,477)
Inventories	(320,759)	15,078
Prepaid expenses	15,632	(10,139)
Income taxes receivable	(5,489)	(5,100)
Increase (decrease) in:
Accounts payable	247,380	(55,899)
Accrued liabilities and customer deposits	5,206	140,465

Net cash provided by (used in) operating activities	61,507	(74,411)

Cash flows relating to investing activities
Purchase of property and equipment	(168,014)	(16,094)
Proceeds from sale of property and equipment	34,381	—

Net cash used in investing activities	(133,633)	(16,094)

Effect of foreign exchange translation on cash	(14,306)	12,741

Decrease in cash and cash equivalents	(86,432)	(77,764)
Cash and cash equivalents, beginning of period	2,760,506	3,545,986

Cash and cash equivalents, end of period	$2,674,074	$3,468,222

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$14,135	$5,100

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED AUGUST 31, 2011

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income
Balance, May 31, 2011	2,895,635	$9,943,910	$(226,581)	$439,979	$10,157,308
Stock-based compensation	—	50,147	—	—	50,147
Net income	—	—	—	137,028	137,028	$137,028
Other comprehensive loss	—	—	(19,138)	—	(19,138)	(19,138)

Balance, August 31, 2011	2,895,635	$9,994,057	$(245,719)	$577,007	$10,325,345

Comprehensive income, three months ended August 31, 2011						$117,890

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2011 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2011 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2011. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2012.

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

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of August 31, 2011 and May 31, 2011, inventories consisted of:

	Aug. 31, 2011	May 31, 2011
Raw materials	$1,736,566	$1,649,925
Work-in-process	938,393	892,541
Finished goods	1,790,740	1,603,942

	$4,465,699	$4,146,408

Note 3:

LINE OF CREDIT

In February 2011, the Company renewed its $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles that expires on March 1, 2012. Interest is payable at the bank’s prime rate (3.25% as of August 31, 2011) or LIBOR plus 2.0% (2.22% as of August 31, 2011). There were no outstanding balances on the line of credit at August 31, 2011 and May 31, 2011.

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the three months ended August 31, 2011 and 2010, the value of all stock options granted using the Black-Scholes option pricing model. No stock options were issued during the three months ended August 31, 2011 and 2010.

At August 31, 2011, the Company had a total of 377,776 outstanding stock options (297,776 vested and exercisable and 80,000 non-vested) with a weighted average exercise price of $3.46. The Company estimates that a total of approximately $149,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2012 for all options that were outstanding as of August 31, 2011, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
76,110	$1.20	0.5	76,110	$1.20
61,666	2.30	2.8	61,666	2.30
160,000	3.65	9.8	80,000	3.65
5,000	5.80	4.2	5,000	5.80
75,000	6.16	6.7	75,000	6.16

377,776	$3.46	6.1	297,776	$3.41

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three months ended August 31, 2011 are summarized as follows:

	Three Months Ended August 31, 2011
	Number of Shares	Weighted Average Exercise Price
Options outstanding – beginning of period	387,776	$3.47
Options granted	—	—
Options exercised	—	—
Options forfeited/canceled	(10,000)	3.65

Options outstanding – August 31, 2011	377,776	$3.46

Note 5:

EPS RECONCILIATION

	Three Months Ended August 31,
	2011	2010
Weighted average shares (basic)	2,895,635	2,894,802
Effect of dilutive stock options	71,629	—

Weighted average shares (diluted)	2,967,264	2,894,802

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 67,621 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the three months ended August 31, 2010.

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

On June 1, 2007, the Company adopted the provisions of ACS Topic 740. Other long-term liabilities related to tax contingencies were $0 as of August 31, 2011 and May 31, 2011. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of August 31, 2011 and May 31, 2011.

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

Effective Tax Rate

The effective tax rate on consolidated net income was 4.6% for the three months ended August 31, 2011. The effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2012 will be approximately 4.6% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing systems for the machine tool industry (Balancer) and laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended August 31,
	2011		2010
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,810,593	$972,184	$1,693,973	$885,399
Intercompany sales	(290,054)	(21,238)	(166,556)	(8,349)

Net sales	$2,520,539	$950,946	$1,527,417	$877,050

Operating income (loss)	$46,494	$87,669	$(53,812)	$(62,590)

Depreciation expense	$33,461	$16,427	$31,438	$15,588

Amortization expense	$—	$33,659	$—	$40,561

Capital expenditures	$51,267	$116,747	$11,654	$4,440

Geographic Information-Net Sales by Geographic Area

	Three Months Ended August 31,
	2011	2010
North America	$1,739,719	$1,298,946
Europe	323,047	236,767
Asia	1,226,083	782,321
Other markets	182,636	86,433

Total Net Sales	$3,471,485	$2,404,467

	Three Months Ended August 31,
	2011		2010
	United States	Europe	United States	Europe
Operating income (loss)	$60,642	$73,521	$(87,345)	$(29,057)

Depreciation expense	$49,888	$—	$47,026	$—

Amortization expense	$33,659	$—	$40,561	$—

Capital expenditures	$168,014	$—	$16,094	$—

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	August 31, 2011	May 31, 2011
Segment assets to total assets
Balancer	$5,303,605	$5,284,244
Measurement	4,025,113	3,544,512
Corporate assets	2,679,563	2,760,506

Total assets	$12,008,281	$11,589,262

Geographic assets to long-lived assets
United States	$1,423,132	$1,334,175
Europe	—	—

Total assets	$1,423,132	$1,334,175

Geographic assets to total assets
United States	$11,253,139	$10,882,569
Europe	755,142	706,693

Total assets	$12,008,281	$11,589,262

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. designs, manufactures and markets computer-controlled vibration detection and balancing equipment (the Balancer segment) to the worldwide machine tool industry and through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., precision laser-based surface measurement products, laser-based distance measurement products and ultrasonic measurement systems (the Measurement segment) for a variety of industrial applications worldwide. The Company sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company is organized into two operating segments: the Balancer segment and the Measurement segment. The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

“SBS,” “SMS,” “Acuity,” “Xact” and “Lasercheck” are registered trademarks owned by the Company.

For the three months ended August 31, 2011, total sales increased $1.1 million, or 44.4%, to $3.5 million from $2.4 million in the three months ended August 31, 2010. Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer segment sales increased $993,000, or 65.0%, to $2.5 million for the three months ended August 31, 2011 compared to $1.5 million for the three months ended August 31, 2010. The increase in worldwide balancer sales is due to higher volumes of shipments as the worldwide automotive and manufacturing industries continue to recover from the global economic downturn. The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and remote tank monitoring products. Total Measurement segment sales increased $74,000, or 8.4%, to $951,000 for the three months ended August 31, 2011 compared to $877,000 for the three months ended August 31, 2010. The increase is primarily due to higher volumes of shipments of laser-based light scatter surface measurement products and remote tank monitoring products offset by decreases in distance measurement and dimensional sizing laser-based measurement products.

Operating expenses have increased $358,000, or 29.4%, to $1.6 million for the three months ended August 31, 2011 from $1.2 million for the three months ended August 31, 2010. General, administration and sales expenses have increased $405,000, or 36.5%, to $1.5 million for the three months ended August 31, 2011 from $1.1 million for the same period in the prior year. Research and development expenses have decreased $47,000, or 43.4%, to $62,000 for the three months ended August 31, 2011 from $109,000 for the three months ended August 31, 2010. Net income was $137,000, or $0.05 per fully diluted share, for the three months ended August 31, 2011 as compared to a net loss of $113,000, or $0.04 per fully diluted share, for the three months ended August 31, 2010.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2011.

Discussion of Operating Results

	Three Months Ended August 31,
	2011		2010
Balancer sales	$2,520,539	72.6%	$1,527,417	63.5%
Measurement sales	950,946	27.4%	877,050	36.5%

Total sales	3,471,485	100.0%	2,404,467	100.0%
Cost of sales	1,763,581	50.8%	1,304,721	54.3%

Gross profit	1,707,904	49.2%	1,099,746	45.7%

Operating expenses:
General, administration and sales	1,512,190	43.6%	1,107,450	46.1%
Research and development	61,551	1.8%	108,698	4.5%

Total operating expenses	1,573,741	45.3%	1,216,148	50.6%

Operating income (loss)	134,163	3.9%	(116,402)	-4.8%
Other income (expense)	9,438	0.3%	(5,322)	-0.2%

Income (loss) before income taxes	143,601	4.1%	(121,724)	-5.1%
Provision (benefit) for income taxes	6,573	0.2%	(9,099)	-0.4%

Net income (loss)	$137,028	3.9%	$(112,625)	-4.7%

Sales – Sales in the Balancer segment increased $993,000, or 65.0%, to $2.5 million for the three months ended August 31, 2011 compared to $1.5 million for the three months ended August 31, 2010. This increase is primarily due to higher unit sales volumes across all geographies during the first quarter of Fiscal 2012. North American sales increased $528,000, or 88.3%, in the three months ended August 31, 2011 compared to the same period in the prior year. Sales in Asia increased $282,000, or 38.0%, for the three months ended August 31, 2011 as compared to the three months ended August 31, 2010. European sales increased $57,000, or 35.5%, in the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011. Sales in other regions of the world increased $125,000, or 511.2%, in the first quarter of Fiscal 2012 as compared to the same quarter in the prior year. These increases across all geographies are due primarily to higher volumes of shipments as the automotive and industrial markets continue to recover from the global economic downturn. The levels of demand for our Balancer products in any of the geographic markets cannot be forecasted with any certainty given the recent weaknesses in the global economy and the historical volatility experienced in the market.

Sales in the Measurement segment increased $74,000, or 8.4%, to $951,000 in the three months ended August 31, 2011 compared to $877,000 in the three months ended August 31, 2010. Sales of light-scatter laser-based surface measurement products in the three months ended August 31, 2011 increased $144,000, or 112.0%, as compared to the same period in the prior year primarily due to the sale of a surface roughness measurement product. Sales of remote tank monitoring products increased $33,000 to $53,000 during the first quarter of Fiscal 2012 as compared to the same period in the prior year. Sales of laser-based distance measurement and dimensional sizing products decreased $104,000, or 14.2%, in the three months ended August 31, 2011 as compared to the same period in the prior year primarily due to an unusually high volume of shipments to certain original equipment manufacturers which occurred in the first quarter of Fiscal 2011and did not repeat in the first quarter of Fiscal 2012. Given the recent volatility in these markets, future sales of laser-based measurement products cannot be forecasted with any certainty.

Gross margin – Gross margin for the three months ended August 31, 2011 increased to 49.2% as compared to 45.7% for the three months ended August 31, 2010. This increase is due to changes in the product sales mix shifting toward higher margin products and the higher production volumes resulting in improved absorption of labor and overhead.

Operating expenses – Operating expenses increased $358,000, or 29.4%, to $1.6 million for the three months ended August 31, 2011 as compared to $1.2 million for the three months ended August 31, 2010. General, administrative and selling expenses increased $405,000, or 36.5%, for the three months ended August 31, 2011 as compared to the same period in the prior year primarily due to higher commissions related to the increase in sales, higher personnel costs, higher sales and marketing expenses and higher stock-based compensation. Research and development expenses decreased $47,000, or 43.4%, as compared to the same period in the prior year primarily due to lower material costs associated with new product development associated with technologies acquired and new product development related to existing product lines.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $0 and $1,000 for the three months ended August 31, 2011 and 2010, respectively. Interest income has decreased due to lower interest rates and decreased cash balances. Foreign currency exchange gains (losses) were $4,000 and $(7,000) for the three months ended August 31, 2011 and 2010, respectively. The increase in the gain (loss) is primarily due to the weakening of foreign currencies against the US dollar during the current period. Other income during the quarter ended August 31, 2011 consisted of a $5,000 gain on the sale of fixed assets.

Income tax provision – The Company’s effective tax rate on consolidated net income was 4.6% for the three months ended August 31, 2011. The Company’s effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions and certain expenses not being deductible for income tax reporting purposes offset by changes in the deferred tax valuation allowance and tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2012 will be 4.6% due to the items noted above.

Net income – Net income increased to $137,000, or $0.05 per diluted share, for the three months ended August 31, 2011 as compared to a net loss of $113,000, or $0.04 per diluted share, for the three months ended August 31, 2010. Net income increased due primarily to higher sales and related gross profit and lower research and development expenses offset by higher general, administrative and selling expenses during the three months ended August 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $113,000 to $7.6 million as of August 31, 2011 from $7.4 million as of May 31, 2011. Cash and cash equivalents decreased $86,000 to $2.7 million as of August 31, 2011 from $2.8 million as of May 31, 2011.

Cash provided by operating activities totaled $62,000 for the three months ended August 31, 2011 as compared to cash used in operating activities of $74,000 for the three months ended August 31, 2010. The increase is primarily due to an increase in net income and accounts payable offset by an increase in inventory and a decrease in accrued liabilities and customer deposits.

At August 31, 2011, the Company had accounts receivable of $2.0 million as compared to $1.8 million at May 31, 2011. The increase in accounts receivable of $141,000 was due to the increase in sales in the first quarter of Fiscal 2011. Inventories increased $319,000 to $4.5 million as of August 31, 2011 compared to $4.1 million at May 31, 2011 due to higher purchasing levels necessary to support the higher sales volumes. At August 31, 2011, total current liabilities increased $251,000 to $1.7 million as compared to $1.4 million at May 31, 2011. The increase is primarily due to increases in accounts payable associated with the increased inventories.

During the three months ended August 31, 2011, net cash used in investing activities was $134,000, which consisted of additions to property and equipment offset by proceeds received from the sale of property and equipment. Additions to property and equipment consisted primarily of building improvements and vehicles.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of August 31, 2011), or LIBOR plus 2.0% (2.22% as of August 31, 2011), and the agreement expires on March 1, 2012. There were no outstanding balances on the line of credit at August 31, 2011 and May 31, 2011.

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

The general economic conditions and uncertainties may adversely affect the Company’s business, operating results and financial condition

The Company’s operations and performance depend significantly on worldwide economic conditions, particularly in the manufacturing and automotive sectors, and their impact on levels of capital investment, which have deteriorated significantly in the past and may become depressed, or be subject to further deterioration. Economic factors that could adversely influence demand for the Company’s products include uncertainty about global economic conditions leading to reduced levels of investment, customers’ and suppliers’ access to credit, unemployment and other macroeconomic factors affecting commercial and industrial spending behavior.

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

The introduction of the Xact tank monitoring system may not become commercially viable and satisfy expected demand

In May 2009, the Company announced the introduction of the Xact tank monitoring system for measuring fill levels of industrial liquefied propane tanks and communicating that data via satellite to a secure web site. Although the initial acquisition and further development of the Xact product has negatively impacted recent operating results, the product should allow the Company to enter new measurement markets and is expected to add sales and profits to the Company in future years. However, the introduction of the Xact product may not be successful, anticipated market demand for the product may not materialize and additional product or market opportunities may not be identified and developed and brought to market in a timely and cost-effective manner, each of which could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

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

Changes in securities laws and regulations have increased and will continue to increase Company expenses

Changes in the laws and regulations affecting public companies, including the provisions of the Dodd-Frank Act of 2010, the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and will continue to increase Company expenses as the Company devotes resources to ensure compliance with all applicable laws and regulations. In addition, the NASDAQ Capital Market, on which the Company’s common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. The Company may be required to hire additional personnel and use outside legal, accounting and advisory services to address these laws, rules and regulations. The Company also expects these developments to make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and the Company may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, the Company’s board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect the Company.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2011. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there was no outstanding balance as of August 31, 2011. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended August 31, 2011 and 2010, results of operations included gains (losses) on foreign currency translation of $4,000 and $(7,000), respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit	Description

3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the “Company”). Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

3.2	Second Restated Bylaws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: October 11, 2011	/s/ Wayne A. Case
Wayne A. Case,
Chairman of the Board and Chief Executive Officer