Form 10-Q
period 2011-11-30
SCHMITT INDUSTRIES INC
filed 2012-01-10
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of January 4, 2012

Common stock, no par value	2,928,635

SCHMITT INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2011	May 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,320,388	$2,760,506
Accounts receivable, net of allowance of $21,411 and $21,580 at November 30, 2011 and May 31, 2011, respectively	2,340,836	1,831,811
Inventories	4,151,588	4,146,408
Prepaid expenses	135,260	166,779
Income taxes receivable	9,612	—

	8,957,684	8,905,504

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,716,246	1,582,936
Furniture, fixtures and equipment	1,239,053	1,199,143
Vehicles	121,835	129,330

	3,376,134	3,210,409
Less accumulated depreciation and amortization	(1,911,566)	(1,876,234)

	1,464,568	1,334,175

Other assets
Intangible assets, net	1,281,394	1,349,583

TOTAL ASSETS	$11,703,646	$11,589,262

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$734,706	$841,416
Accrued commissions	324,020	308,396
Accrued payroll liabilities	177,827	116,129
Other accrued liabilities	156,897	163,940
Income taxes payable	—	2,073

Total current liabilities	1,393,450	1,431,954

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,928,635 and 2,895,635 shares issued and outstanding at November 30, 2011 and May 31, 2011, respectively	10,083,217	9,943,910
Accumulated other comprehensive loss	(271,852)	(226,581)
Retained earnings	498,831	439,979

Total stockholders’ equity	10,310,196	10,157,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,703,646	$11,589,262

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Net sales	$3,476,225	$2,914,447	$6,947,710	$5,318,914
Cost of sales	2,009,687	1,485,596	3,773,268	2,790,317

Gross profit	1,466,538	1,428,851	3,174,442	2,528,597

Operating expenses:
General, administration and sales	1,520,528	1,276,286	3,032,718	2,383,736
Research and development	44,305	113,242	105,856	221,940

Total operating expenses	1,564,833	1,389,528	3,138,574	2,605,676

Operating income (loss)	(98,295)	39,323	35,868	(77,079)
Other income (expense)	16,692	5,156	26,130	(166)

Income (loss) before income taxes	(81,603)	44,479	61,998	(77,245)
Provision (benefit) for income taxes	(3,427)	3,587	3,146	(5,512)

Net income (loss)	$(78,176)	$40,892	$58,852	$(71,733)

Net earnings (loss) per common share:
Basic	$(0.03)	$0.01	$0.02	$(0.02)

Weighted average number of common shares, basic	2,896,448	2,894,802	2,896,039	2,894,802
Diluted	$(0.03)	$0.01	$0.02	$(0.02)

Weighted average number of common shares, diluted	2,896,448	2,948,102	2,945,594	2,894,802

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

(UNAUDITED)

	Six Months Ended November 30,
	2011	2010
Cash flows relating to operating activities
Net income (loss)	$58,852	$(71,733)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	168,745	173,011
Gain on disposal of property and equipment	(18,014)	—
Stock based compensation	99,707	19,178
(Increase) decrease in:
Accounts receivable	(527,216)	(399,882)
Inventories	(12,720)	(116,477)
Prepaid expenses	31,251	(1,149)
Income taxes receivable	(9,612)	(1,350)
Increase (decrease) in:
Accounts payable	(104,110)	68,206
Other accrued liabilities	70,847	26,475

Net cash used in operating activities	(242,270)	(303,721)

Cash flows relating to investing activities
Purchase of property and equipment	(260,988)	(30,917)
Proceeds from sale of property and equipment	47,180	—

Net cash used in investing activities	(213,808)	(30,917)

Cash flows relating to financing activities
Proceeds from exercise of stock options	39,600	—

Net cash provided by financing activities	39,600	—

Effect of foreign exchange translation on cash	(23,640)	(3,500)

Decrease in cash and cash equivalents	(440,118)	(338,138)
Cash and cash equivalents, beginning of period	2,760,506	3,545,986

Cash and cash equivalents, end of period	$2,320,388	$3,207,848

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period for income taxes	$14,831	$(4,059)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income
Balance, May 31, 2011	2,895,635	$9,943,910	$(226,581)	$439,979	$10,157,308
Stock options exercised	33,000	39,600	—	—	39,600
Stock-based compensation	—	99,707	—	—	99,707
Net income	—	—	—	58,852	58,852	$58,852
Other comprehensive loss	—	—	(45,271)	—	(45,271)	(45,271)

Balance, November 30, 2011	2,928,635	$10,083,217	$(271,852)	$498,831	$10,310,196

Comprehensive income, six months ended November 30, 2011						$13,581

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2011 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2011 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2011. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2012.

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

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of November 30, 2011 and May 31, 2011, inventories consisted of:

	Nov. 30, 2011	May 31, 2011
Raw materials	$1,541,202	$1,649,925
Work-in-process	950,389	892,541
Finished goods	1,659,997	1,603,942

	$4,151,588	$4,146,408

Note 3:

LINE OF CREDIT

In February 2011, the Company renewed its $1.0 million bank line of credit secured by U.S. accounts receivable, inventories and general intangibles that expires on March 1, 2012. Interest is payable at the bank’s prime rate (3.25% as of November 30, 2011) or LIBOR plus 2.0% (2.27% as of November 30, 2011). There were no outstanding balances on the line of credit at November 30, 2011 and May 31, 2011.

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the three and six months ended November 30, 2011 and 2010, the value of all stock options granted using the Black-Scholes option pricing model. No stock options were issued during the six months ended November 30, 2011 and 2010.

At November 30, 2011, the Company had a total of 344,776 outstanding stock options (264,776 vested and exercisable and 80,000 non-vested) with a weighted average exercise price of $3.68. The Company estimates that a total of approximately $100,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2012 for all options that were outstanding as of November 30, 2011, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
43,110	$1.20	0.3	43,110	$1.20
61,666	2.30	2.5	61,666	2.30
160,000	3.65	9.5	80,000	3.65
5,000	5.80	3.9	5,000	5.80
75,000	6.16	6.5	75,000	6.16

344,776	$3.68	6.4	264,776	$3.69

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and six months ended November 30, 2011 are summarized as follows:

	Three Months Ended November 30, 2011		Six Months Ended November 30, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding – beginning of period	377,776	$3.46	387,776	$3.47
Options granted	—	—	—	—
Options exercised	(33,000)	1.20	(33,000)	1.20
Options forfeited/canceled	—	—	(10,000)	3.65

Options outstanding – November 30, 2011	344,776	$3.68	344,776	$3.68

Note 5:

EPS RECONCILIATION

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Weighted average shares (basic)	2,896,448	2,894,802	2,896,039	2,894,802
Effect of dilutive stock options	—	53,300	49,555	—

Weighted average shares (diluted)	2,896,448	2,948,102	2,945,594	2,894,802

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 49,234 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the three months ended November 30, 2011. 61,227 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the six months ended November 30, 2010.

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

On June 1, 2007, the Company adopted the provisions of ACS Topic 740. Other long-term liabilities related to tax contingencies were $0 as of November 30, 2011 and May 31, 2011. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of November 30, 2011 and May 31, 2011.

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

Effective Tax Rate

The effective tax rate on consolidated net income was 5.1% for the six months ended November 30, 2011. The effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions and certain expenses not being deductible for income tax reporting purposes offset by changes in the deferred tax valuation allowance and tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2012 will be approximately 5.1% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing systems for the machine tool industry (Balancer) and laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended November 30,
	2011		2010
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,563,362	$1,133,332	$2,111,588	$960,055
Intercompany sales	(200,077)	(20,392)	(139,538)	(17,658)

Net sales	$2,363,285	$1,112,940	$1,972,050	$942,397

Operating income (loss)	$105,837	$(204,132)	$59,200	$(19,877)

Depreciation expense	$33,887	$17,653	$30,398	$14,464

Amortization expense	$—	$33,658	$—	$40,561

Capital expenditures	$75,283	$17,691	$9,257	$5,566

	Six Months Ended November 30,
	2011		2010
	Balancer	Measurement	Balancer	Measurement
Gross sales	$5,373,955	$2,105,516	$3,805,561	$1,845,454
Intercompany sales	(490,131)	(41,630)	(306,094)	(26,007)

Net sales	$4,883,824	$2,063,886	$3,499,467	$1,819,447

Operating income (loss)	$152,331	$(116,463)	$5,388	$(82,467)

Depreciation expense	$67,348	$34,080	$61,836	$30,053

Amortization expense	$—	$67,317	$—	$81,122

Capital expenditures	$126,550	$134,438	$20,911	$10,006

Geographic Information-Net Sales by Geographic Area

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
North America	$2,182,659	$1,535,239	$3,922,378	$2,834,185
Europe	291,075	316,393	614,122	553,160
Asia	875,063	921,957	2,101,146	1,704,278
Other markets	127,428	140,858	310,064	227,291

Total Net Sales	$3,476,225	$2,914,447	$6,947,710	$5,318,914

	Three Months Ended November 30,
	2011		2010
	United States	Europe	United States	Europe
Operating income (loss)	$(68,476)	$(29,819)	$45,276	$(5,953)

Depreciation expense	$51,540	$—	$44,862	$—

Amortization expense	$33,658	$—	$40,561	$—

Capital expenditures	$92,974	$—	$14,823	$—

	Six Months Ended November 30,
	2011		2010
	United States	Europe	United States	Europe
Operating income (loss)	$(7,834)	$43,702	$(42,069)	$(35,010)

Depreciation expense	$101,428	$—	$91,889	$—

Amortization expense	$67,317	$—	$81,122	$—

Capital expenditures	$260,988	$—	$30,917	$—

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	November 30, 2011	May 31, 2011
Segment assets to total assets
Balancer	$5,508,812	$5,284,244
Measurement	3,864,834	3,544,512
Corporate assets	2,330,000	2,760,506

Total assets	$11,703,646	$11,589,262

Geographic assets to long-lived assets
United States	$1,464,568	$1,334,175
Europe	—	—

Total assets	$1,464,568	$1,334,175

Geographic assets to total assets
United States	$10,971,646	$10,882,569
Europe	732,000	706,693

Total assets	$11,703,646	$11,589,262

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

For the three months ended November 30, 2011, total sales increased $562,000, or 19.3%, to $3.5 million from $2.9 million in the three months ended November 30, 2010. For the six months ended November 30, 2011, total sales increased $1.6 million, or 30.6%, to $6.9 million from $5.3 million for the six months ended November 30, 2010. Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer segment sales increased $391,000, or 19.8%, to $2.4 million for the three months ended November 30, 2011 compared to $2.0 million for the three months ended November 30, 2010. Balancer segment sales increased $1.4 million, or 39.6%, to $4.9 million for the six months ended November 30, 2011 compared to $3.5 million for the six months ended November 30, 2010. The increases in this quarter and the first six months of Fiscal 2012 in worldwide balancer sales is due to higher volumes of shipments as the worldwide automotive and manufacturing industries continue to recover from the global economic downturn. The Measurement segment product line consists of laser-based light-scatter products, distance measurement and dimensional sizing products and remote tank monitoring products. Total Measurement segment sales increased $171,000, or 18.1%, to $1.1 million for the three months ended November 30, 2011 compared to $942,000 for the three months ended November 30, 2010. Total Measurement segment sales increased $244,000, or 13.4%, to $2.1 million for the six months ended November 30, 2011 compared to $1.8 million for the six months ended November 30, 2010. The increase is primarily due to higher volumes of shipments of laser-based light scatter surface measurement products and remote tank monitoring products.

Operating expenses increased $175,000, or 12.6%, to $1.6 million for the three months ended November 30, 2011 from $1.4 million for the three months ended November 30, 2010. Operating expenses increased $533,000, or 20.5%, to $3.1 million for the six months ended November 30, 2011 from $2.6 million for the six months ended November 30, 2010. General, administration and sales expenses have increased $244,000, or 19.1%, to $1.6 million for the three months ended November 30, 2011 from $1.4 million for the same period in the prior year. General, administration and sales expenses have increased $649,000, or 27.2%, to $3.0 million for the six months ended November 30, 2011 from $2.4 million for the six months ended November 30, 2010. Research and development expenses have decreased $69,000, or 60.9%, to $44,000 for the three months ended November 30, 2011 from $113,000 for the three months ended November 30, 2010. Research and development expenses have decreased $116,000, or 52.3%, to $106,000 for the six months ended November 30, 2011 from $222,000 for the six months ended November 30, 2010. For the three months ended November 30, 2011, net loss was $78,000, or $0.03 per fully diluted share, as compared to net income of $41,000, or $0.01 per fully diluted share, for the three months ended November 30, 2010. Net income was $59,000, or $0.02 per fully diluted share, for the six months ended November 30, 2011 as compared to a net loss of $72,000, or $0.02 per fully diluted share, for the six months ended November 30, 2010.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2011.

Discussion of Operating Results

	Three Months Ended November 30,
	2011		2010
Balancer sales	$2,363,285	68.0%	$1,972,050	67.7%
Measurement sales	1,112,940	32.0%	942,397	32.3%

Total sales	3,476,225	100.0%	2,914,447	100.0%
Cost of sales	2,009,687	57.8%	1,485,596	51.0%

Gross profit	1,466,538	42.2%	1,428,851	49.0%

Operating expenses:
General, administration and sales	1,520,528	43.7%	1,276,286	43.8%
Research and development	44,305	1.3%	113,242	3.9%

Total operating expenses	1,564,833	45.0%	1,389,528	47.7%

Operating income (loss)	(98,295)	-2.8%	39,323	1.3%
Other income	16,692	0.5%	5,156	0.2%

Income (loss) before income taxes	(81,603)	-2.3%	44,479	1.5%
Provision (benefit) for income taxes	(3,427)	-0.1%	3,587	0.1%

Net income (loss)	$(78,176)	-2.2%	$40,892	1.4%

	Six Months Ended November 30,
	2011		2010
Balancer sales	$4,883,824	70.3%	$3,499,467	65.8%
Measurement sales	2,063,886	29.7%	1,819,447	34.2%

Total sales	6,947,710	100.0%	5,318,914	100.0%
Cost of sales	3,773,268	54.3%	2,790,317	52.5%

Gross profit	3,174,442	45.7%	2,528,597	47.5%

Operating expenses:
General, administration and sales	3,032,718	43.7%	2,383,736	44.8%
Research and development	105,856	1.5%	221,940	4.2%

Total operating expenses	3,138,574	45.2%	2,605,676	49.0%

Operating income (loss)	35,868	0.5%	(77,079)	-1.4%
Other income (expense)	26,130	0.4%	(166)	0.0%

Income (loss) before income taxes	61,998	0.9%	(77,245)	-1.5%
Provision (benefit) for income taxes	3,146	0.0%	(5,512)	-0.1%

Net income (loss)	$58,852	0.8%	$(71,733)	-1.3%

Sales – Sales in the Balancer segment increased $391,000, or 19.8%, to $2.4 million for the three months ended November 30, 2011 compared to $2.0 million for the three months ended November 30, 2010. This increase is primarily due to higher unit sales volumes in North America offset by decreases in Europe and Asia during the second quarter of Fiscal 2012. North American sales increased $447,000, or 55.1%, in the three months ended November 30, 2011 compared to the same period in the prior year. Sales in Asia decreased $68,000, or 7.7%, for the three months ended November 30, 2011 as compared to the three months ended November 30, 2010. European sales decreased $61,000, or 14.9%, in the second quarter of Fiscal 2012 compared to the second quarter of Fiscal 2011. Sales in other regions of the world increased $50,000, or 179.4%, in the second quarter of Fiscal 2012 as compared to the same quarter in the prior year. These increases in North America and other regions of the world are due primarily to higher volumes of shipments as the automotive and industrial markets continue to recover from the global economic downturn. The decreases in Europe and Asia are due to slight softening in orders from these markets as economic growth in China is slowing and economic stability in Europe is uncertain. The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in the market.

Sales in the Balancer segment increased $1.4 million, or 39.6%, to $4.9 million for the six months ended November 30, 2011 compared to $3.5 million for the six months ended November 30, 2010. This increase is primarily due to higher unit sales volumes across all geographies during the first half of Fiscal 2012. North American sales increased $975,000, or 69.2%, in the six months ended November 30, 2011 compared to the same period in the prior year. Sales in Asia increased $214,000, or 13.2%, for the six months ended November 30, 2011 as compared to the six months ended November 30, 2010. European sales increased $20,000, or 4.9%, in the first half of Fiscal 2012 compared to the first half of Fiscal 2011. Sales in other regions of the world increased $175,000, or 334.8%, in the first half of Fiscal 2012 as compared to the same period in the prior year. These increases across all markets are due primarily to higher volumes of shipments as the automotive and industrial markets continue to recover from the global economic downturn.

Sales in the Measurement segment increased $171,000, or 18.1%, to $1.1 million in the three months ended November 30, 2011 compared to $942,000 in the three months ended November 30, 2010. Sales of laser-based distance measurement and dimensional sizing products increased $107,000, or 16.4%, in the three months ended November 30, 2011 as compared to the same period in the prior year primarily due to the higher volume of shipments in the current fiscal year resulting from the economic recovery in the commercial and industrial markets. Sales of laser-based light-scatter surface measurement products in the three months ended November 30, 2011 increased $49,000, or 17.9%, as compared to the same period in the prior year primarily due to higher volumes of shipments. Sales of remote tank monitoring products increased $15,000 to $33,000 during the second quarter of Fiscal 2012 as compared to the same period in the prior year. Future sales of laser-based measurement products cannot be forecasted with any certainty given the historical volatility experienced in this market.

Sales in the Measurement segment increased $244,000, or 13.4%, to $2.1 million in the six months ended November 30, 2011 compared to $1.8 million in the six months ended November 30, 2010. Sales of light-scatter laser-based surface measurement products in the six months ended November 30, 2011 increased $193,000, or 48.1%, as compared to the same period in the prior year primarily due to the sale of a surface roughness measurement product and higher volumes of shipments of Measurement products generally. Sales of remote tank monitoring products increased $48,000 to $86,000 during the first half of Fiscal 2012 as compared to the same period in the prior year. Sales of laser-based distance measurement and dimensional sizing products increased $3,000, or 0.2%, in the six months ended November 30, 2011 as compared to the same period in the prior year.

Gross margin – Gross margin for the three months ended November 30, 2011 decreased to 42.2% as compared to 49.0% for the three months ended November 30, 2010. Gross margin for the six months ended November 30, 2011 decreased to 45.7% as compared to 47.5% for the six months ended November 30, 2010. These decreases in gross margin are partially due to adjustments in inventory valuation offset by changes in the product sales mix shifting toward higher margin products.

Operating expenses – Operating expenses increased $175,000, or 12.6%, to $1.6 million for the three months ended November 30, 2011 as compared to $1.4 million for the three months ended November 30, 2010. General, administrative and selling expenses increased $244,000, or 19.1%, for the three months ended November 30, 2011 as compared to the same period in the prior year primarily due to higher personnel costs, higher sales and marketing expenses in connection with higher sales, higher maintenance and repair expenses, higher patent-related expenses and higher stock-based compensation offset by lower material costs associated with new product development in connection with technologies acquired and new product development related to existing product lines.

Operating expenses increased $533,000, or 20.5%, to $3.1 million for the six months ended November 30, 2011 as compared to $2.6 million for the six months ended November 30, 2010. General, administrative and selling expenses increased $649,000, or 27.2%, for the six months ended November 30, 2011 as compared to the same period in the prior year primarily due to higher commissions related to the increase in sales, higher personnel costs, higher sales and marketing expenses in connection with higher sales, higher maintenance and repair expenses, higher patent-related expenses and higher stock-based compensation. Research and development expenses decreased $116,000, or 52.3%, as compared to the same period in the prior year primarily due to lower material costs associated with new product development in connection with technologies acquired and new product development related to existing product lines. Management expects to incur higher sales and marketing expenses going forward as a result of enhanced business development efforts in both the Balancer and Measurement segments, particularly regarding the SBS and Xact product lines.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $0 and $1,000 for the three months ended November 30, 2011 and 2010, respectively. Interest income was $1,000 and $2,000 for the six months ended November 30, 2011 and 2010, respectively. Interest income has decreased due to lower interest rates and decreased cash balances. Foreign currency exchange gains were $4,000 for both of the three month periods ended November 30, 2011 and 2010. Foreign currency exchange gains (losses) were $7,000 and $(2,000) for the six months ended November 30, 2011 and 2010, respectively. The increase in the gain (loss) is primarily due to the weakening of foreign currencies against the US dollar during the first half of Fiscal 2012. Other income consisted of a $13,000 and $18,000 gain on the sales of fixed assets for the three and six months ended November 30, 2011, respectively.

Income tax provision – The Company’s effective tax rate on consolidated net income was 5.1% for the six months ended November 30, 2011. The Company’s effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions and certain expenses not being deductible for income tax reporting purposes offset by changes in the deferred tax valuation allowance and tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2012 will be 5.1% due to the items noted above.

Net income – Net loss increased to $78,000, or $0.03 per diluted share, for the three months ended November 30, 2011 as compared to net income of $41,000, or $0.01 per diluted share, for the three months ended November 30, 2010. Net loss increased due primarily to lower gross margin and higher general, administrative and sales expenses offset by higher sales and the related gross profit and lower research and development expenses during the three months ended November 30, 2011. Net income increased to $59,000, or $0.02 per diluted share, for the six months ended November 30, 2011 as compared to a net loss of $72,000, or $0.02 per diluted share, for the six months ended November 30, 2010. Net income increased due primarily to higher sales and the related gross profit and lower research and development expenses offset by higher general, administrative and sales expenses and lower gross margin during the six months ended November 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $91,000 to $7.6 million as of November 30, 2011 from $7.5 million as of May 31, 2011. Cash and cash equivalents decreased $440,000 to $2.3 million as of November 30, 2011 from $2.8 million as of May 31, 2011.

Cash used in operating activities totaled $242,000 for the six months ended November 30, 2011 as compared to cash used in operating activities of $304,000 for the six months ended November 30, 2010. The decrease was primarily due to an increase in accounts receivable and a decrease in accounts payable offset by an increase in net income and a decrease in inventories.

At November 30, 2011, the Company had accounts receivable of $2.3 million as compared to $1.8 million at May 31, 2011. The increase in accounts receivable of $509,000 was due to the increase in sales in the first half of Fiscal 2011. At November 30, 2011, total current liabilities decreased $39,000 to $1.4 million as compared to $1.4 million at May 31, 2011. The decrease was primarily due to a decrease in accounts payable associated with the timing of payments offset by an increase in accrued payroll liabilities.

During the six months ended November 30, 2011, net cash used in investing activities was $214,000, which consisted of additions to property and equipment offset by proceeds received from the sale of property and equipment. Additions to property and equipment consisted primarily of building improvements, computer equipment and vehicles.

The Company has a $1.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of November 30, 2011), or LIBOR plus 2.0% (2.27% as of November 30, 2011), and the agreement expires on March 1, 2012. There were no outstanding balances on the line of credit at November 30, 2011 and May 31, 2011.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of November 30, 2011. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there was no outstanding balance as of November 30, 2011. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For both of the three months ended November 30, 2011 and 2010, results of operations included gains on foreign currency translation of $4,000. For the six months ended November 30, 2011 and 2010, results of operations included gains (losses) on foreign currency translation of $7,000 and $(2,000), respectively.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: January 10, 2012	/s/ Wayne A. Case
Wayne A. Case, Chairman of the Board and Chief Executive Officer