Form 10-Q
period 2012-02-29
SCHMITT INDUSTRIES INC
filed 2012-04-10
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares of each class of common stock outstanding as of March 30, 2012

Common stock, no par value	2,990,910

SCHMITT INDUSTRIES, INC.

INDEX TO FORM 10-Q

		Page

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Consolidated Balance Sheets:
	– February 29, 2012 and May 31, 2011 (unaudited)	3

	Consolidated Statements of Operations:
	– For the Three and Nine Months Ended February 29 and 28, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Cash Flows:
	– For the Nine Months Ended February 29 and 28, 2012 and 2011 (unaudited)	5

	Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income:
	– For the Nine Months Ended February 29, 2012 (unaudited)	6

	Notes to Consolidated Interim Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II - OTHER INFORMATION

Item 6.	Exhibits	22

Signatures		22

Certifications

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 29, 2012	May 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,730,113	$2,760,506
Accounts receivable, net of allowance of $21,467 and $21,580 at February 29, 2012 and May 31, 2011, respectively	1,878,659	1,831,811
Inventories	4,425,378	4,146,408
Prepaid expenses	124,091	166,779
Income taxes receivable	17,830	—

	9,176,071	8,905,504

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,723,273	1,582,936
Furniture, fixtures and equipment	1,240,447	1,199,143
Vehicles	121,835	129,330

	3,384,555	3,210,409
Less accumulated depreciation and amortization	(1,966,181)	(1,876,234)

	1,418,374	1,334,175

Other assets
Intangible assets, net	1,247,298	1,349,583

TOTAL ASSETS	$11,841,743	$11,589,262

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$572,825	$841,416
Accrued commissions	298,170	308,396
Accrued payroll liabilities	226,961	116,129
Other accrued liabilities	301,325	163,940
Income taxes payable	—	2,073

Total current liabilities	1,399,281	1,431,954

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,972,355 and 2,895,635 shares issued and outstanding at February 29, 2012 and May 31, 2011, respectively	10,207,252	9,943,910
Accumulated other comprehensive loss	(276,242)	(226,581)
Retained earnings	511,452	439,979

Total stockholders’ equity	10,442,462	10,157,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,841,743	$11,589,262

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29 and 28, 2012 AND 2011

(UNAUDITED)

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2012	2011	2012	2011
Net sales	$3,156,497	$2,920,121	$10,104,207	$8,239,035
Cost of sales	1,616,534	1,611,615	5,389,802	4,401,932

Gross profit	1,539,963	1,308,506	4,714,405	3,837,103

Operating expenses:
General, administration and sales	1,448,818	1,294,072	4,481,536	3,677,808
Research and development	91,842	198,534	197,698	420,474

Total operating expenses	1,540,660	1,492,606	4,679,234	4,098,282

Operating income (loss)	(697)	(184,100)	35,171	(261,179)
Other income (expense)	6,901	(3,806)	33,031	(3,972)

Income (loss) before income taxes	6,204	(187,906)	68,202	(265,151)
Provision (benefit) for income taxes	(6,417)	3,934	(3,271)	(1,578)

Net income (loss)	$12,621	$(191,840)	$71,473	$(263,573)

Net earnings (loss) per common share:
Basic	$0.00	$(0.07)	$0.02	$(0.09)

Weighted average number of common shares, basic	2,939,281	2,894,922	2,910,401	2,894,842
Diluted	$0.00	$(0.07)	$0.02	$(0.09)

Weighted average number of common shares, diluted	2,964,892	2,894,922	2,937,019	2,894,842

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 29 and 28, 2012 AND 2011

(UNAUDITED)

	Nine Months Ended February 29 and 28,
	2012	2011
Cash flows relating to operating activities
Net income (loss)	$71,473	$(263,573)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	256,723	257,991
Gain on disposal of property and equipment	(18,014)	—
Stock-based compensation	149,278	28,563
Excess tax benefit from stock-based compensation	—	(114)
(Increase) decrease in:
Accounts receivable	(58,885)	(711,065)
Inventories	(284,056)	(189,783)
Prepaid expenses	42,514	(18,809)
Income taxes receivable	(19,903)	2,584
Increase (decrease) in:
Accounts payable	(266,891)	(29,208)
Other accrued liabilities	240,506	(32,373)

Net cash provided by (used in) operating activities	112,745	(955,787)

Cash flows relating to investing activities
Purchase of property and equipment	(269,113)	(149,994)
Proceeds from sale of property and equipment	47,180	—

Net cash used in investing activities	(221,933)	(149,994)

Cash flows relating to financing activities
Proceeds from exercise of stock options	114,064	1,916
Excess tax benefit from stock-based compensation	—	114

Net cash provided by financing activities	114,064	2,030

Effect of foreign exchange translation on cash	(35,269)	(7,800)

Decrease in cash and cash equivalents	(30,393)	(1,111,551)
Cash and cash equivalents, beginning of period	2,760,506	3,545,986

Cash and cash equivalents, end of period	$2,730,113	$2,434,435

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period for income taxes	$16,632	$(4,059)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income
Balance, May 31, 2011	2,895,635	$9,943,910	$(226,581)	$439,979	$10,157,308
Stock options exercised	76,720	114,064	—	—	114,064
Stock-based compensation	—	149,278	—	—	149,278
Net income	—	—	—	71,473	71,473	$71,473
Other comprehensive loss	—	—	(49,661)	—	(49,661)	(49,661)

Balance, February 29, 2012	2,972,355	$10,207,252	$(276,242)	$511,452	$10,442,462

Comprehensive income, nine months ended February 29, 2012						$21,812

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 29, 2012 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2011 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2011. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2012.

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

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of February 29, 2012 and May 31, 2011, inventories consisted of:

	Feb. 29, 2012	May 31, 2011
Raw materials	$1,686,808	$1,649,925
Work-in-process	1,228,798	892,541
Finished goods	1,509,772	1,603,942

	$4,425,378	$4,146,408

Note 3:

LINE OF CREDIT

In February 2012, the Company extended its bank line of credit secured by U.S. accounts receivable, inventories and general intangibles through March 1, 2014 and raised the lending limit from $1.0 million to $2.0 million. Interest is payable at the bank’s prime rate (3.25% as of February 29, 2012) or LIBOR plus 2.0% (2.24% as of February 29, 2012). There were no outstanding balances on the line of credit at February 29, 2012 and May 31, 2011.

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the three and nine months ended February 29, 2012 and February 28, 2011, the value of all stock options granted using the Black-Scholes option pricing model. No stock options were issued during the nine months ended February 29, 2012 and February 28, 2011.

At February 29, 2012, the Company had a total of 301,056 outstanding stock options (221,056 vested and exercisable and 80,000 non-vested) with a weighted average exercise price of $3.97. The Company estimates that a total of approximately $50,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2012 for all options that were outstanding as of February 29, 2012, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
19,390	$1.20	0.0	19,390	$1.20
41,666	2.30	2.3	41,666	2.30
160,000	3.65	9.3	80,000	3.65
5,000	5.80	3.7	5,000	5.80
75,000	6.16	6.2	75,000	6.16

301,056	3.97	6.8	221,056	4.08

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and nine months ended February 29, 2012 are summarized as follows:

	Three Months Ended February 29, 2012		Nine Months Ended February 29, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding—beginning of period	344,776	$3.68	387,776	$3.47
Options granted	—	—	—	—
Options exercised	(43,720)	1.70	(76,720)	1.49
Options forfeited/canceled	—	—	(10,000)	3.65

Options outstanding—February 29, 2012	301,056	3.97	301,056	3.97

Note 5:

EPS RECONCILIATION

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2012	2011	2012	2011
Weighted average shares (basic)	2,939,281	2,894,922	2,910,401	2,894,842
Effect of dilutive stock options	25,611	—	26,618	—

Weighted average shares (diluted)	2,964,892	2,894,922	2,937,019	2,894,842

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 68,057 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the three months ended February 28, 2011. 63,445 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the nine months ended February 28, 2011.

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

Other long-term liabilities related to tax contingencies were $0 as of February 29, 2012 and May 31, 2011. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of February 29, 2012 and May 31, 2011.

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

Effective Tax Rate

The effective tax rate on consolidated net income was (4.8)% for the nine months ended February 29, 2012. The effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions and certain expenses not being deductible for income tax reporting purposes offset by changes in the deferred tax valuation allowance and tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2012 will be approximately 5.7% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing systems for the machine tool industry (Balancer) and laser-based and ultrasonic test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended February 29 and 28,
	2012		2011
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,412,507	$933,306	$2,381,177	$767,450
Intercompany sales	(181,924)	(7,392)	(218,712)	(9,794)

Net sales	$2,230,583	$925,914	$2,162,465	$757,656

Operating income (loss)	$270,113	$(270,810)	$45,819	$(229,919)

Depreciation expense	$37,751	$16,568	$30,153	$14,265

Amortization expense	$—	$33,659	$—	$40,562

Capital expenditures	$1,098	$7,027	$82,014	$37,063

	Nine Months Ended February 29 and 28,
	2012		2011
	Balancer	Measurement	Balancer	Measurement
Gross sales	$7,786,463	$3,038,822	$6,186,738	$2,612,904
Intercompany sales	(672,056)	(49,022)	(524,806)	(35,801)

Net sales	$7,114,407	$2,989,800	$5,661,932	$2,577,103

Operating income (loss)	$422,444	$(387,273)	$51,207	$(312,386)

Depreciation expense	$105,099	$50,648	$91,989	$44,318

Amortization expense	$—	$100,976	$—	$121,684

Capital expenditures	$127,648	$141,465	$102,925	$47,069

Geographic Information-Net Sales by Geographic Area

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2012	2011	2012	2011
North America	$2,014,834	$1,545,547	$5,937,212	$4,379,732
Europe	217,241	191,402	831,363	744,562
Asia	866,227	1,134,600	2,967,373	2,838,879
Other markets	58,195	48,572	368,259	275,862

Total Net Sales	$3,156,497	$2,920,121	$10,104,207	$8,239,035

	Three Months Ended February 29 and 28,
	2012		2011
	United States	Europe	United States	Europe
Operating income (loss)	$4,969	$(5,666)	$(89,621)	$(94,479)

Depreciation expense	$54,319	$—	$44,418	$—

Amortization expense	$33,659	$—	$40,562	$—

Capital expenditures	$8,125	$—	$119,077	$—

	Nine Months Ended February 29 and 28,
	2012		2011
	United States	Europe	United States	Europe
Operating income (loss)	$(2,865)	$38,036	$(131,690)	$(129,489)

Depreciation expense	$155,747	$—	$136,307	$—

Amortization expense	$100,976	$—	$121,684	$—

Capital expenditures	$269,113	$—	$149,994	$—

Note – – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	February 29, 2012	May 31, 2011
Segment assets to total assets
Balancer	$5,192,481	$5,284,244
Measurement	3,901,319	3,544,512
Corporate assets	2,747,943	2,760,506

Total assets	$11,841,743	$11,589,262

Geographic assets to long-lived assets
United States	$1,418,374	$1,334,175
Europe	—	—

Total assets	$1,418,374	$1,334,175

Geographic assets to total assets
United States	$11,196,469	$10,882,569
Europe	645,274	706,693

Total assets	$11,841,743	$11,589,262

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended February 29, 2012, total sales increased $236,000, or 8.1%, to $3.2 million from $2.9 million for the three months ended February 28, 2011. For the nine months ended February 29, 2012, total sales increased $1.9 million, or 22.6%, to $10.1 million from $8.2 million for the nine months ended February 28, 2011. Balancer segment sales focus on end-users, rebuilders and original equipment manufacturers of grinding machines primarily in North America, South America, Asia and Europe. Balancer segment sales increased $68,000, or 3.2%, to $2.2 million for the three months ended February 29, 2012 compared to $2.2 million for the three months ended February 28, 2011. Balancer segment sales increased $1.5 million, or 25.7%, to $7.1 million for the nine months ended February 29, 2012 compared to $5.7 million for the nine months ended February 28, 2011. The increases in this quarter and the first nine months of Fiscal 2012 in worldwide balancer sales are due to higher volumes of shipments as the worldwide automotive and manufacturing industries continue to recover from the global economic downturn. The Measurement segment product line consists of laser-based light-scatter products, distance measurement and dimensional sizing products and remote tank monitoring products. Total Measurement segment sales increased $168,000, or 22.2%, to $926,000 for the three months ended February 29, 2012 compared to $758,000 for the three months ended February 28, 2011. Total Measurement segment sales increased $413,000, or 16.0%, to $3.0 million for the nine months ended February 29, 2012 compared to $2.6 million for the nine months ended February 28, 2011. The increase is primarily due to higher volumes of shipments of laser-based light scatter surface measurement products, distance measurement and dimensional sizing products and remote tank monitoring products.

Operating expenses increased $48,000, or 3.2%, to $1.5 million for the three months ended February 29, 2012 from $1.5 million for the three months ended February 28, 2011. Operating expenses increased $581,000, or 14.2%, to $4.7 million for the nine months ended February 29, 2012 from $4.1 million for the nine months ended February 28, 2011.

General, administration and sales expenses increased $155,000, or 12.0%, to $1.4 million for the three months ended February 29, 2012 from $1.3 million for the same period in the prior year. General, administration and sales expenses increased $804,000, or 21.9%, to $4.5 million for the nine months ended February 29, 2012 from $3.7 million for the nine months ended February 28, 2011. Research and development expenses decreased $107,000, or 53.7%, to $92,000 for the three months ended February 29, 2012 from $199,000 for the three months ended February 28, 2011. Research and development expenses decreased $223,000, or 53.0%, to $198,000 for the nine months ended February 29, 2012 from $420,000 for the nine months ended February 28, 2011. For the three months ended February 29, 2012, net income was $13,000, or $0.00 per fully diluted share, as compared to a net loss of $192,000, or $0.07 per fully diluted share, for the three months ended February 28, 2011. Net income was $71,000, or $0.02 per fully diluted share, for the nine months ended February 29, 2012 as compared to a net loss of $264,000, or $0.09 per fully diluted share, for the nine months ended February 28, 2011.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2011.

Discussion of Operating Results

	Three Months Ended February 29 and 28,
	2012		2011
Balancer sales	$2,230,583	70.7%	$2,162,465	74.1%
Measurement sales	925,914	29.3%	757,656	25.9%

Total sales	3,156,497	100.0%	2,920,121	100.0%
Cost of sales	1,616,534	51.2%	1,611,615	55.2%

Gross profit	1,539,963	48.8%	1,308,506	44.8%

Operating expenses:
General, administration and sales	1,448,818	45.9%	1,294,072	44.3%
Research and development	91,842	2.9%	198,534	6.8%

Total operating expenses	1,540,660	48.8%	1,492,606	51.1%

Operating loss	(697)	0.0%	(184,100)	-6.3%
Other income (expense)	6,901	0.2%	(3,806)	-0.1%

Income (loss) before income taxes	6,204	0.2%	(187,906)	-6.4%
Provision (benefit) for income taxes	(6,417)	-0.2%	3,934	0.1%

Net income (loss)	$12,621	0.4%	$(191,840)	-6.6%

	Nine Months Ended February 29 and 28,
	2012		2011
Balancer sales	$7,114,407	70.4%	$5,661,932	68.7%
Measurement sales	2,989,800	29.6%	2,577,103	31.3%

Total sales	10,104,207	100.0%	8,239,035	100.0%
Cost of sales	5,389,802	53.3%	4,401,932	53.4%

Gross profit	4,714,405	46.7%	3,837,103	46.6%

Operating expenses:
General, administration and sales	4,481,536	44.4%	3,677,808	44.6%
Research and development	197,698	2.0%	420,474	5.1%

Total operating expenses	4,679,234	46.3%	4,098,282	49.7%

Operating income (loss)	35,171	0.3%	(261,179)	-3.2%
Other income (expense)	33,031	0.3%	(3,972)	0.0%

Income (loss) before income taxes	68,202	0.7%	(265,151)	-3.2%
Benefit for income taxes	(3,271)	0.0%	(1,578)	0.0%

Net income (loss)	$71,473	0.7%	$(263,573)	-3.2%

Sales—Sales in the Balancer segment increased $68,000, or 3.2%, to $2.2 million for the three months ended February 29, 2012 compared to $2.2 million for the three months ended February 28, 2011. This increase is primarily due to higher unit sales volumes in North America and Europe offset by decreases in Asia during the third quarter of Fiscal 2012. North American sales increased $322,000, or 37.2%, in the three months ended February 29, 2012 compared to the same period in the prior year. European sales increased $14,000, or 9.0%, in the third quarter of Fiscal 2012 compared to the third quarter of Fiscal 2011. Sales in Asia decreased $284,000, or 25.8%, for the three months ended February 29, 2012 as compared to the three months ended February 28, 2011. Sales in other regions of the world increased $15,000, or 43.9%, in the third quarter of Fiscal 2012 as compared to the same quarter in the prior year. The increases in North America, Europe and other regions of the world are due primarily to higher volumes of shipments as the automotive and industrial markets continue to recover from the global economic downturn. The decrease in Asia is due to a slight softening in orders from this market as economic growth in China is slowing. The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in this market.

Sales in the Balancer segment increased $1.5 million, or 25.7%, to $7.1 million for the nine months ended February 29, 2012 compared to $5.7 million for the nine months ended February 28, 2011. This increase is primarily due to higher unit sales volumes in North America and Europe offset by a decrease in Asia during the first nine months of Fiscal 2012. North American sales increased $1.3 million, or 57.0%, in the nine months ended February 29, 2012 compared to the same period in the prior year. European sales increased $34,000, or 6.0%, in the first nine months of Fiscal 2012 compared to the first nine months of Fiscal 2011. Sales in Asia decreased $70,000, or 2.6%, for the nine months ended February 29, 2012 as compared to the nine months ended February 28, 2011. Sales in other regions of the world increased $190,000, or 219.1%, in the first nine months of Fiscal 2012 as compared to the same period in the prior year. These increases or decreases across all markets are due primarily to the same reasons for the three months ended February 29, 2012 noted above.

Sales in the Measurement segment increased $168,000, or 22.2%, to $926,000 in the three months ended February 29, 2012 compared to $758,000 in the three months ended February 28, 2011. Sales of laser-based distance measurement and dimensional sizing products increased $121,000, or 18.3%, in the three months ended February 29, 2012 as compared to the same period in the prior year primarily due to the higher volume of shipments in the current fiscal year resulting from the economic recovery in the commercial and industrial markets. Sales of remote tank monitoring products increased $54,000 to $69,000 during the third quarter of Fiscal 2012 as compared to the same period in the prior year. Sales of laser-based light-scatter surface measurement products decreased $7,000, or 8.3%, in the three months ended February 29, 2012 as compared to the same period in the prior year primarily due to lower volumes of shipments. Future sales of laser-based measurement products cannot be forecasted with any certainty given the historical volatility experienced in this market.

Sales in the Measurement segment increased $413,000, or 16.0%, to $3.0 million in the nine months ended February 29, 2012 compared to $2.6 million in the nine months ended February 28, 2011. Sales of light-scatter laser-based surface measurement products in the nine months ended February 29, 2012 increased $186,000, or 38.6%, as compared to the same period in the prior year primarily due to the sale of a surface roughness measurement product and higher volumes of shipments of Measurement products generally. Sales of laser-based distance measurement and dimensional sizing products increased $124,000, or 6.1%, in the nine months ended February 29, 2012 as compared to the same period in the prior year. Sales of remote tank monitoring products increased $102,000 to $155,000 during the first nine months of Fiscal 2012 as compared to the same period in the prior year.

Gross margin – Gross margin for the three months ended February 29, 2012 increased to 48.8% as compared to 44.8% for the three months ended February 28, 2011. Gross margin for the nine months ended February 29, 2012 increased to 46.7% as compared to 46.6% for the nine months ended February 28, 2011. These increases in gross margin are primarily a result of reducing the costs of inventory components and by changes in the product sales mix shifting toward higher margin products.

Operating expenses – Operating expenses increased $48,000, or 3.2%, to $1.5 million for the three months ended February 29, 2012 as compared to $1.5 million for the three months ended February 28, 2011. General, administrative and selling expenses increased $155,000, or 12.0%, for the three months ended February 29, 2012 as compared to the same period in the prior year primarily due to higher personnel costs, higher sales and marketing expenses in connection with higher sales, higher maintenance and repair expenses and higher stock-based compensation offset by lower commission expenses. Research and development expenses decreased $107,000, or 53.7%, as compared to the same period in the prior year primarily due to lower material costs associated with new product development related to existing product lines.

Operating expenses increased $581,000, or 14.2%, to $4.7 million for the nine months ended February 29, 2012 as compared to $4.1 million for the nine months ended February 28, 2011. General, administrative and selling expenses increased $804,000, or 21.9%, for the nine months ended February 29, 2012 as compared to the same period in the prior year primarily due to higher commissions related to the increase in sales, higher personnel costs, higher sales and marketing expenses in connection with higher sales, higher maintenance and repair expenses, higher patent-related expenses and higher stock-based compensation. Research and development expenses decreased $223,000, or 53.0%, as compared to the same period in the prior year primarily due to lower material costs associated with new product development related to existing product lines. Management expects to incur higher sales and marketing expenses going forward as a result of enhanced business development efforts in both the Balancer and Measurement segments, particularly regarding the SBS and Xact product lines.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $0 and $1,000 for the three months ended February 29, 2012 and February 28, 2011, respectively. Interest income was $1,000 and $3,000 for the nine months ended February 29, 2012 and February 28, 2011, respectively. Interest income has decreased due to lower interest rates and decreased cash balances. Foreign currency exchange gains (losses) were $6,000 and $(5,000) for the three month periods ended February 29, 2012 and February 28, 2011, respectively. Foreign currency exchange gains (losses) were $14,000 and $(7,000) for the nine months ended February 29, 2012 and February 28, 2011, respectively. The increase in the gain (loss) is primarily due to the weakening of foreign currencies against the US dollar during the first nine months of Fiscal 2012. Other income consisted of an $18,000 gain on the sales of fixed assets for the nine months ended February 29, 2012.

Income tax provision – The Company’s effective tax rate on consolidated net income was (4.8)% for the nine months ended February 29, 2012. The Company’s effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions and certain expenses not being deductible for income tax reporting purposes offset by changes in the deferred tax valuation allowance and tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2012 will be 5.7% due to the items noted above.

Net income – Net income increased to $13,000, or $0.00 per diluted share, for the three months ended February 29, 2012 as compared to a net loss of $192,000, or $0.07 per diluted share, for the three months ended February 28, 2011. Net income increased due primarily to higher sales and the related gross profit, higher gross margin and lower research and development expenses offset by higher general, administrative and sales expenses during the three months ended February 29, 2012. Net income increased to $71,000, or $0.02 per diluted share, for the nine months ended February 29, 2012 as compared to a net loss of $264,000, or $0.09 per diluted share, for the nine months ended February 28, 2011. Net income increased due primarily to higher sales and the related gross profit and lower research and development expenses offset by higher general, administrative and sales expenses during the nine months ended February 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $303,000 to $7.8 million as of February 29, 2012 from $7.5 million as of May 31, 2011. Cash and cash equivalents decreased $30,000 to $2.7 million as of February 29, 2012 from $2.8 million as of May 31, 2011.

Cash provided by operating activities totaled $113,000 for the nine months ended February 29, 2012 as compared to cash used in operating activities of $956,000 for the nine months ended February 28, 2011. The increase was primarily due to an increase in net income, less of an increase in accounts receivable, an increase in accrued liabilities and higher stock-based compensation offset by an increase in inventories and a decrease in accounts payable.

At February 29, 2012, the Company had inventories of $4.4 million as compared to $4.1 million at May 31, 2011. The increase in inventories of $279,000 was due to the increase in sales and anticipated demand in the first nine months of Fiscal 2012. At February 29, 2012, total current liabilities decreased $33,000 to $1.4 million as compared to $1.4 million at May 31, 2011. The decrease was primarily due to a decrease in accounts payable associated with the timing of payments offset by an increase in accrued payroll liabilities and customer deposits.

During the nine months ended February 29, 2012, net cash used in investing activities was $222,000, which consisted of additions to property and equipment offset by proceeds received from the sale of property and equipment. Additions to property and equipment consisted primarily of building improvements, computer equipment and vehicles.

During the nine months ended February 29, 2012, net cash provided by financing activities was $114,000, which consisted of proceeds from the exercise of stock options.

The Company has a $2.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of February 29, 2012), or LIBOR plus 2.0% (2.24% as of February 28, 2012), and the agreement expires on March 1, 2014. There were no outstanding balances on the line of credit at February 29, 2012 and May 31, 2011.

We believe that our existing cash and cash equivalents combined with the cash we anticipate generating from operating activities and our available line of credit and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

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

The introduction of the Xact tank monitoring system may not become commercially viable and satisfy expected demand

In May 2009, the Company announced the introduction of the Xact tank monitoring system for measuring fill levels of industrial liquefied propane tanks and communicating that data via satellite to a secure web site. Although the initial acquisition and further development of the Xact product has negatively impacted recent operating results, the product should allow the Company to enter new measurement markets and is expected to add sales and profits to the Company in future years. However, the introduction of the Xact product may not be successful, anticipated market demand for the product may not materialize and additional product or market opportunities may not be identified and developed and brought to market in a timely and cost-effective manner. Also, the Company may not be able to meet the manufacturing requirements of large orders in a timely and cost-effective manner. All of this could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 29, 2012. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there was no outstanding balance as of February 29, 2012. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended February 29, 2012 and February 28, 2011, results of operations included gains (losses) on foreign currency translation of $6,000 and $(5,000), respectively. For the nine months ended February 29, 2012 and February 28, 2011, results of operations included gains (losses) on foreign currency translation of $14,000 and $(7,000), respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 29, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit	Description

3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the “Company”). Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

3.2	Second Restated Bylaws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

10.1	Amendment No. 1 to Loan Agreement between the Company and Bank of America, N.A. dated February 28, 2012.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC. (Registrant)

Date: April 10, 2012	/s/ Wayne A. Case
Wayne A. Case, Chairman of the Board and Chief Executive Officer