Form 10-K
period 2012-05-31
SCHMITT INDUSTRIES INC
filed 2012-08-09
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,975,000 based upon the closing price of $3.75 reported for such date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of July 31, 2012, the registrant had 2,990,910 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

The SBS System is fully automated, eliminating the need to pre-balance parts such as grinding wheels. This reduces machine setup time and ensures a smoother and more efficient operation. Operating on a principle of mass compensation for wheel imbalance, the balance head contains two movable eccentric weights, each driven by electric motors through a precision gear train. These weights are repositioned to offset any imbalance in a grinding wheel or other application. Imbalance or vibration is picked up by the sensor that feeds a signal to a controller which filters the signal by revolutions per minute. The controller then automatically drives the balance head weights in a direction that reduces the amplitude of the vibration signal. The balance cycle is complete when the weights are positioned to achieve the lowest vibration level.

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

Notable features of the SBS System include its ability to fit almost all grinding machines, ease of installation, compact and modular construction, ability to balance a wheel while on a machine, virtual elimination of wheel vibration, automatic monitoring of balancing, display in both English and metric units of measurement, instrument grade calibration, short balance process, measurement of both displacement and/or velocity and minimal operator maintenance.

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

Machine Tool Builders – These companies design and manufacture a variety of cylindrical, surface and specialty application grinding machines. SBS Systems are distributed to a variety of markets throughout the world through machine tool original equipment manufacturers (OEMs), who incorporate the SBS System into their products.

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

Machine Tool Rebuilders – These customers, found in most, if not all, industrialized nations, develop their business by offering to completely update and refurbish older grinding machines. These rebuilders typically tear the old machine apart and install new components, such as the SBS System. The Company currently sells its products directly to major machine rebuilders throughout the world.

Grinding Machine Users – These end users become aware of the SBS System through trade shows, trade magazine advertising, distributors, field representatives, referrals and new machine suppliers. The Company’s business is conducted worldwide with some better known customers including: Black & Decker, Briggs and Stratton, Caterpillar, Eaton, Emerson Power Transmission, Cummins Engine, Ford Motor Company, General Electric, General Motors, Ingersoll Rand, Komatsu, Sumitomo Heavy Industries, SKF Bearing Industries, Timken, TRW Automotive Components and Universal Bearing.

For the years ended May 31, 2012, May 31, 2011 and May 31, 2010 (Fiscal 2012, 2011 and 2010), net sales of the Company’s balancing products totaled $9.3 million, $8.0 million and $4.7 million, respectively. Net sales of balancing products accounted for 64%, 70% and 69% of the Company’s total sales in Fiscal 2012, 2011 and 2010, respectively. See Note 6 to Consolidated Financial Statements.

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

Measurement Segment

Within the Measurement segment, the Company designs, manufactures and markets several laser-based precision test and measurement product lines and an ultrasonic product for measuring the fill levels of liquid propane tanks and operates a precision laser light-scatter measurement laboratory.

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

•

The TMS-2000-DUV-RC product measures the surface microroughness of ceramic/glass rather than aluminum substrates. Manufacturers require the technology and products to measure surface roughness of these ceramic/glass substrates to the same exact levels as those that measure aluminum. The deep ultra-violet (DUV) light technology and product use the patented light scatter technology to measure the surface roughness of glass substrates to levels less than 0.5 Angstroms.

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

The Company also offers the Lasercheck line of surface roughness measurement gauges. Lasercheck is a unique laser-based non-contact roughness gauge incorporating patented laser light-scatter technology that can make precise repeatable surface roughness measurements in the 0.025 to 2 micron (<1.0 to 80 micro inches) range. Lasercheck provides high-speed in-process measurements in a fraction of a second and is optimized for surface measurements of ground, sanded, polished, hone, super-finished and shot-blasted surfaces. The Lasercheck line of surface measurements gauges is a complementary fit to the TMS surface measurement products for ultra-smooth (sub-Angstrom) surfaces, such as silicon wafers and hard disk drives.

Distance Measurement and Dimensional Sizing Products

These laser-based products, utilizing both triangulation and time-of-flight methods of measurement, are used in a wide range of industrial applications including manufacturing, lumber production, steel casting, glass and paper production, medical imaging, crane control and micron-level part and surface inspection and are sold under the Acuity brand. Presently, there are 11 product lines offered under the Acuity brand: The AccuRange (AR) 1000, AR2500, AR3000 and AR4000 distance measurement sensors, the AR4000 Line Scanner and the AR700, AR500 and AR200 series of triangulating laser displacement sensors, the AR CCS Prima, and the AccuProfile (AP) 620 and AP820 laser line scanners.

The AR1000, AR2500 and AR3000 distance measurement lasers utilize pulsed time of flight measurement principles to accurately measure distances of up to 30 meters (up to 300 meters with retro-reflective tape) with the AR1000, up to 50 meters (500 meters with retro-reflective tape) with the AR2500 and up to 300 meters (3000 meters with retro-reflective tape) with the AR3000. Both products are highly versatile, being able to measure distances both indoors and outdoors. Applications include load confirmation, alignment, lumber positioning, crane monitoring, fill level measurement, velocity measurement and laser altimeter.

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

The AR500 is a compact triangulation laser displacement sensor that provides accurate measurements (+/- 0.015% linearity) at high speeds (standard to 9400 Hz, high speed option up to 56K Hz). The same compact enclosure houses models with ranges from 5 to 1000 millimeters. Sensor options include blue laser diodes, faster speeds and cooling jackets. Applications include radiating surfaces and high speed applications such as road texture, ballistics and high speed event monitoring.

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

The AccuProfile™ 820 is a two dimensional laser scanner that measures surface height profiles by projecting a beam of visible laser light that creates a line on a targeted surface. The AP820 is a highly accurate sensor for industrial surface dimensional and measurement applications. The scanner quickly and accurately generates low-noise 2D or 3D profile scans of objects, surfaces or scenes. The sensor automatically adjusts laser power and detector exposure to compensate for varying surface conditions. Typical scanner applications include weld gap tracking and weld bead profiling, positional control of objects and surfaces, tire profiling, wheel profiling, surface profiling, 3D profile generation and dimensional measurement.

Remote Tank Monitoring Products

The Company’s product line is called the Xact Tank Monitoring System. The Xact system utilizes ultrasonic technology to determine the fill levels of large or small storage tanks, such as for liquefied propane. An ultrasonic sensor is applied externally to the tank to calculate the liquid level inside a large tank to +/- 2% (+/- 1% for small tanks) and transmit that data via the Globalstar™ satellite network to a secure website for display. Each sensor, which is affixed to the exterior underside of each tank, produces a small electrical pulse, or a “ping,” that travels through the tank’s steel shell, which is reflected off the bottom surface of the liquid stored in the tank in the form of an echo that is detected. The time of flight between the “ping” and the echo is then calculated to determine, based upon additional data regarding tank size and shape, the volume of liquid the tank contains. This information is then remotely transmitted via a satellite transceiver that is affixed to the top of the tank to a secure website on the internet, processed using proprietary software and displayed on that website or automatically directed to a customer’s automated inventory or delivery management system. Operators can now obtain highly accurate readings and tank information from even the most remote tanks conveniently and cost-effectively using their desktop computer, laptop, iPad or smart phone. With the Xact system, minimum or maximum alarm or fill levels can be set to automatically notify operators by email anytime a particular tank reading exceeds thresholds and needs filling. The Xact system can be used to monitor tanks as small as 125 gallons (473 liters) and as large as 90,000 gallons (340,686 liters). With Xact, operators can obtain timely and accurate readings of inventory levels and tank refill requirements instantly.

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

In Fiscal 2012, 2011 and 2010, net sales of Measurement products totaled $5.2 million, $3.5 million and $2.1 million, respectively, and accounted for 36%, 30% and 31% of the Company’s total sales in Fiscal 2012, 2011 and 2010, respectively. See Note 6 to Consolidated Financial Statements.

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

Competing surface measurement products and dimensional sizing products come from established multinational competitors, most of which are significantly larger and have greater financial, engineering, manufacturing and marketing resources. Company pricing is intended to obtain market share and meet competitive supplier prices. The market strategy is to establish measurement products with the best quality, reliability and performance and superior economic value.

Sales by Geographic Area

In Fiscal 2012, 2011 and 2010, the Company recorded net sales of its products in the United States, its country of domicile, of $8.1 million, $5.6 million and $3.1 million, respectively. Net sales in the last three fiscal years by geographic areas are:

	North America	Europe	Asia	Others
Fiscal 2012	$9,074,152	$1,145,449	$3,814,656	$402,765
Fiscal 2011	$6,037,847	$1,130,480	$3,990,371	$334,161
Fiscal 2010	$3,308,958	$1,148,857	$2,171,993	$175,940

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

Backlog

The Company does not generally track backlog. Normally, orders are shipped within a week or two after receipt unless the customer requests otherwise.

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

The Company’s Quality Control Program first received full ISO 9001 certification in 1996. In 2005, the Company received its certification to the newer ISO 9001:2000 requirements and in 2011 received its recertification.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of its business segments. The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments. For example, in the past fiscal year, the Company has developed and introduced the SB-1000 in manual balancing mode together with a docking station, a control card to control the dressing process of grinding wheels, and a new internal balancer design. The Company has also introduced several new lasers under the Acuity line and introduced the Xact Tank Monitoring System for small propane tanks.

During Fiscal 2012, 2011 and 2010, the Company’s research and development expense totaled $318,000, $504,000 and $585,000, respectively.

Employees

As of July 31, 2012, the Company employed 48 individuals worldwide on a full-time basis. There were also seven part-time or temporary employees. None of the Company’s employees is covered by a collective bargaining agreement.

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

The introduction of the Xact Tank Monitoring System may not become commercially viable and satisfy expected demand

In May 2009, the Company announced the introduction of the Xact Tank Monitoring System for measuring fill levels of industrial liquefied propane tanks and communicating that data via satellite to a secure web site. Although the initial acquisition and further development of the Xact product have negatively impacted recent operating results, the product should allow the Company to enter new measurement markets and is expected to add sales and profits to the Company in future years. However, the introduction of the Xact product may not be successful, anticipated market demand for the product may not materialize, and additional product or market opportunities may not be identified and developed and brought to market in a timely and cost-effective manner. Also, the Company may not be able to meet the manufacturing requirements of large orders in a timely and cost-effective manner. All of this could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

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

The Company may not be able to ramp up manufacturing to satisfy increasing orders, which may lead to the loss of significant revenue opportunities

The Company manufactures several different product lines, all of which involve complicated technology and individual attention for each product made. The production time for each product can vary, depending on a variety of circumstances, including component availability, timing of delivery of components from suppliers and employee availability. Should the Company receive a large increase in orders, an increase in the size of orders or a shortening of the required delivery time on existing orders, the Company may not be able to ramp up manufacturing to satisfy customer expectations, which may lead to the loss of significant revenue opportunities.

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

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings totaling approximately 40,500 square feet. SEL occupies a 1,080-square foot facility in Coventry, England pursuant to a three-year lease beginning March 29, 2011 with a basic monthly rent of £917 (approximately $1,400 as of May 31, 2012).

Item 3.	Legal Proceedings

There are no material legal proceedings currently pending against the Company.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “SMIT.”

The following tables set forth the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Capital Market for the periods indicated.

Year Ended May 31, 2011	High	Low
First Quarter	$3.65	$2.98
Second Quarter	$3.01	$2.22
Third Quarter	$3.90	$2.80
Fourth Quarter	$4.20	$3.30

Year Ended May 31, 2012	High	Low
First Quarter	$3.87	$3.18
Second Quarter	$4.00	$3.20
Third Quarter	$3.75	$3.10
Fourth Quarter	$3.65	$3.06

As of July 31, 2012, there were 2,990,910 shares of Common Stock outstanding held by approximately 175 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 1,750 individual holders of shares of Common Stock.

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

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2012:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	a	b	c
Equity compensation plans approved by security holders	281,666	$4.16	65,000
Equity compensation plans not approved by security holders	—	—	—

	281,666	$4.16	65,000

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

In thousands, except per share information

Year Ended	5/31/12	5/31/11	5/31/10	5/31/09	5/31/08
Sales	$14,437	$11,493	$6,806	$9,501	$11,421
Net Income (Loss)	$77	$(205)	$(1,711)	$(2,154)	$1,103
Net Income (Loss) Per Share, Basic	$.03	$(.07)	$(.59)	$(.75)	$.40
Weighted Average No. Shares, Basic	2,930	2,895	2,887	2,870	2,725
Net Income (Loss) Per Share, Diluted	$.03	$(.07)	$(.59)	$(.75)	$.39
Weighted Average No. Shares, Diluted	2,944	2,895	2,887	2,870	2,834
Stockholders’ Equity	$10,484	$10,157	$10,121	$11,718	$13,756
Total Assets	$12,026	$11,589	$11,352	$12,624	$15,247
Long-term Debt (including current portion)	$—	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the year ended May 31, 2012 (Fiscal 2012), total sales increased $2.9 million, or 25.6%, to $14.4 million from $11.5 million in the year ended May 31, 2011 (Fiscal 2011). Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer sales increased $1.3 million, or 15.7%, to $9.3 million in Fiscal 2012 compared to $8.0 million in Fiscal 2011. The Fiscal 2012 increase in balancer sales is due to higher volumes of shipments as the worldwide automotive and manufacturing industries continue to recover from the global economic downturn, particularly in North America. The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and remote tank monitoring products. Total Measurement sales increased $1.7 million, or 48.5%, to $5.2 million in Fiscal 2012 compared to $3.5 million in Fiscal 2011. The increase is primarily due to higher volumes of shipments across all of the Measurement segment product lines.

Operating expenses have increased $484,000, or 8.3%, to $6.3 million in Fiscal 2012 from $5.8 million in Fiscal 2011. General, administrative and sales expenses increased $670,000, or 12.7%, in Fiscal 2012 to $6.0 million as compared to $5.3 million in the prior fiscal year. Research and development expenses decreased $186,000, or 36.9%, to $318,000 in Fiscal 2012 from $504,000 in Fiscal 2011.

Net income was $77,000, or $0.03 per fully diluted share, for the year ended May 31, 2012 as compared to a net loss of $205,000, or $0.07 per fully diluted share, for the year ended May 31, 2011.

Critical Accounting Policies

Revenue Recognition – The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Accounting Standards Codification Topic 605. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured.

Allowance for Doubtful Accounts – Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits for all customers are established based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. On a monthly basis, management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to the Company’s domestic and international customers. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all of the information presently available.

Inventories – As a designer and manufacturer of high technology systems, we are exposed to a number of economic and industry factors that could result in portions of our inventories becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to record inventory write-downs when conditions exist that suggest our inventories may be in excess of anticipated demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventories based upon a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our write-downs are intended to reduce the carrying value of our inventories to their net realizable value and establish a new cost basis.

Deferred Taxes– The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax assets can be fully utilized.

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

Recently issued accounting pronouncements

Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Year Ended May 31,
	2012		2011		2010
Balancer sales	$9,265,008	64.2%	$8,011,179	69.7%	$4,670,723	68.6%
Measurement sales	5,172,014	35.8%	3,481,680	30.3%	2,135,025	31.4%

Total sales	14,437,022	100.0%	11,492,859	100.0%	6,805,748	100.0%
Cost of sales	8,094,386	56.1%	5,887,207	51.2%	3,763,756	55.3%

Gross profit	6,342,636	43.9%	5,605,652	48.8%	3,041,992	44.7%

Operating expenses:
General, administration and sales	5,967,359	41.3%	5,297,083	46.1%	4,184,100	61.5%
Research and development	317,993	2.2%	504,251	4.4%	584,582	8.6%

Total operating expenses	6,285,352	43.5%	5,801,334	50.5%	4,768,682	70.1%

Operating income (loss)	57,284	0.4%	(195,682)	(1.7%)	(1,726,690)	(25.4%)
Other income (expense)	37,260	0.3%	(8,042)	(0.1%)	31,107	0.5%

Income (loss) before income taxes	94,544	0.7%	(203,724)	(1.8%)	(1,695,583)	(24.9%)
Provision for income taxes	17,123	0.1%	1,659	0.0%	15,430	0.2%

Net income (loss)	$77,421	0.5%	$(205,383)	(1.8%)	$(1,711,013)	(25.1%)

Sales – Sales in the Balancer segment increased $1.3 million, or 15.7%, to $9.3 million for Fiscal 2012 compared to $8.0 million for Fiscal 2011. This increase is primarily due to higher unit sales volumes in North America offset by decreases in unit sales volumes in Asia and Europe during the year. North American sales increased $1.5 million, or 45.9%, in Fiscal 2012 compared to Fiscal 2011. Sales into Asia decreased $370,000, or 9.7%, in Fiscal 2012 compared to the prior year. Sales into Europe decreased $14,000, or 1.6%, in Fiscal 2012 compared to Fiscal 2011. Sales on other regions of the world increased $187,000, or 162.3%, during Fiscal 2012 as compared to the prior year. The increases in North America and other regions of the world are primarily due to higher volumes of shipments as the worldwide automotive and industrial markets in these regions continue to recover from the global economic downturn. The decreases in Asia and Europe are due to a reduction in orders as economic growth in China is slowing and the uncertainty regarding the European economy continues to have a negative impact on manufacturing. The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in this market.

Sales in the Measurement segment increased $1.7 million, or 48.5%, to $5.2 million in Fiscal 2012 compared to $3.5 million in Fiscal 2011. Sales of laser-based distance measurement and dimensional-sizing products increased $772,000, or 28.3%, primarily due to a large, non-recurring sale during the fourth quarter of Fiscal 2012. Sales of remote tank monitoring products increased $479,000 to $581,000 during Fiscal 2012 due to the higher volume of shipments. Sales of laser-based surface measurement products increased $439,000, or 67.1%, primarily due to the sale of two CASI scatterometers. Future sales of laser-based or ultrasonic measurement products cannot be forecasted with any certainty given the historical volatility experienced in this market.

Sales in the Balancer segment increased $3.3 million, or 71.5%, to $8.0 million for Fiscal 2011 compared to $4.7 million for Fiscal 2010. This increase is primarily due to higher unit sales volumes in Asia, North America and Europe during the year. Asia sales increased $1.8 million, or 93.5%, in Fiscal 2011 compared to Fiscal 2010. North American sales increased $1.4 million, or 77.9%, in Fiscal 2011 compared to the prior year. European sales increased $108,000, or 13.5%, in Fiscal 2011 compared to Fiscal 2010. The increases across all geographies are primarily due to higher volumes of shipments as the worldwide automotive and industrial markets in these regions have begun to recover from the previous low levels due to the global economic downturn.

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

Gross margin – Gross margin in Fiscal 2012 decreased to 43.9% compared to 48.8% in Fiscal 2011. This decrease was primarily due to higher inventory reserves associated with an end-of-life SBS balancer product, higher labor and overhead costs related to the increased sales volumes offset by a reduction in inventory component costs. Gross margin in Fiscal 2011 increased to 48.8% compared to 44.7% in Fiscal 2010. This increase is primarily due to a shift in product sales mix with sales increasing in the Measurement segment, which typically have higher gross margins than the Balancer segment, and sales in the Balancer segment rebounding positively in the North American market, which generally have slightly higher margins than Asia due to the channel and distributor discounts required in Asia.

Operating expenses – Operating expenses increased $484,000, or 8.3%, to $6.3 million for Fiscal 2012 compared to $5.8 million in Fiscal 2011. General, administrative and sales expenses increased $670,000, or 12.7%, to $6.0 million in Fiscal 2012 compared to $5.3 million in the prior year. This increase is due primarily to higher personnel costs, higher commissions related to the increased sales and higher sales and marketing expenses. Research and development expenses decreased $186,000, or 36.9%, to $318,000 in Fiscal 2012 compared to $504,000 in Fiscal 2011. The decrease in research and development expense is primarily due to lower material costs associated with new product development related to existing product lines.

Operating expenses increased $1.0 million, or 21.7%, to $5.8 million for Fiscal 2011 compared to $4.8 million in Fiscal 2010. General, administrative and sales expenses increased $1.1 million, or 26.6%, to $5.3 million in Fiscal 2011 compared to $4.2 million in the prior year. This increase is due primarily to higher commissions related to the increase in sales, higher stock-based compensation and higher expenses associated with an international trade show that occurs every two years. Research and development expenses decreased $80,000, or 13.7%, to $504,000 in Fiscal 2011 as compared to $585,000 in Fiscal 2010. Research and development expenses decreased primarily due to lower material costs associated with new product development.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $2,000, $4,000 and $11,000 in Fiscal 2012, 2011 and 2010, respectively. Interest income has decreased due to lower average cash and investment balances and lower interest rates. Foreign currency exchange gain was $18,000 and $19,000 in Fiscal 2012 and 2010, respectively. Foreign currency exchange loss was $10,000 in Fiscal 2011. The foreign currency exchange gain (loss) fluctuated with the strength of foreign currencies against the U.S. dollar during the respective periods. Other income consisted of an $18,000 gain on the sales of fixed assets for Fiscal 2012.

Income tax provision – The effective tax rate in Fiscal 2012 was 18.1%. The effective tax rate on consolidated net income in Fiscal 2012 differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting offset by tax credits related to research and experimentation expenses. The effective tax rate on consolidated net loss was (0.8)% for Fiscal 2011. The Company’s effective tax rate on consolidated net loss differs from the federal statutory rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes, offset by tax credits related to research and experimentation expenses. The effective tax rate in Fiscal 2010 was (0.9)%. The effective tax rate on consolidated net loss in Fiscal 2010 differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting, offset by tax credits related to research and experimentation expenses.

Net income – Net income increased $283,000 to net income of $77,000, or $0.03 per diluted share, for Fiscal 2012 as compared to a net loss of $205,000, or $0.07 per diluted share, for Fiscal 2011. Net income increased due primarily to higher sales and related gross profit and lower research and development expenses, offset by higher general, administrative and selling expenses and a lower gross margin percentage during Fiscal 2012. Net loss decreased $1.5 million to a net loss of $205,000, or $0.07 per diluted share, for Fiscal 2011 compared to a net loss of $1.7 million, or $0.59 per diluted share, for Fiscal 2010. The net loss decreased due primarily to higher sales and related gross profit offset by higher general, administrative and sales expenses during Fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $432,000 to $7.9 million as of May 31, 2012 compared to $7.5 million as of May 31, 2011. Cash and cash equivalents increased $16,000 from May 31, 2011 to $2.8 million as of May 31, 2012.

Cash provided by operating activities was $163,000 in Fiscal 2012 as compared to cash used in operations of $559,000 in Fiscal 2011. The increase is primarily due to increases in net income, decrease in inventory and an increase in accrued liabilities, offset by increases in accounts receivable and prepaid expenses and decreases in accounts payable.

At May 31, 2012, accounts receivable increased $662,000 to $2.5 million compared to $1.8 million as of May 31, 2011. The increase in accounts receivable is due to the increase in sales during Fiscal 2012. Inventories decreased $171,000 to $4.0 million as of May 31, 2012 compared to $4.1 million at May 31, 2011 due to increased inventory reserves related to an end-of-life SBS product. At May 31, 2012, total current liabilities increased $103,000 to $1.5 million as compared to $1.4 million at May 31, 2011. The increase is primarily due to an increase in other accrued liabilities associated with a customer deposit on a future order offset by lower accounts payables as compared to the prior year.

During the year ended May 31, 2012, net cash used in investing activities was $228,000, which primarily consisted of additions to property and equipment for new manufacturing and computer equipment and vehicles offset by the cash proceeds received from the sale of property and equipment.

The Company has a $2.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of May 31, 2012), or LIBOR plus 2.0%, (2.24% as of May 31, 2012). The agreement expires on March 1, 2014. There were no outstanding balances on the line of credit at May 31, 2012 and 2011.

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

QUARTERLY FINANCIAL DATA

In thousands, except per share information (unaudited)

2011 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$2,404	$2,914	$2,920	$3,254
Gross profit	$1,100	$1,429	$1,309	$1,769
Net income (loss)	$(113)	$41	$(192)	$58
Net income (loss) per share, basic	$(.04)	$.01	$(.07)	$.02
Net income (loss) per share, diluted	$(.04)	$.01	$(.07)	$.02

2012 Quarter Ended	August 31	November 30	February 29	May 31
Sales	$3,471	$3,476	$3,156	$4,332
Gross profit	$1,708	$1,467	$1,540	$1,628
Net income (loss)	$137	$(78)	$13	$6
Net income (loss) per share, basic	$.05	$(.03)	$.00	$.00
Net income (loss) per share, diluted	$.05	$(.03)	$.00	$.00

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2012. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its cash equivalents.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of May 31, 2012. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For Fiscal 2012, 2011 and 2010, results of operations included gains (losses) on foreign currency translation of $18,000, ($10,000) and $19,000, respectively. The foreign exchange gains or losses in Fiscal 2012, 2011 and 2010 were primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8.	Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2012	May 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,776,817	$2,760,506
Accounts receivable, net	2,493,889	1,831,811
Inventories	3,975,600	4,146,408
Prepaid expenses	186,489	166,779
Income taxes receivable	7,780	—

	9,440,575	8,905,504

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,723,273	1,582,936
Furniture, fixtures and equipment	1,247,720	1,199,143
Vehicles	121,835	129,330

	3,391,828	3,210,409
Less accumulated depreciation	(2,019,692)	(1,876,234)

	1,372,136	1,334,175

Other assets
Intangible assets, net	1,213,204	1,349,583

TOTAL ASSETS	$12,025,915	$11,589,262

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$770,586	$841,416
Accrued commissions	335,104	308,396
Accrued payroll liabilities	142,665	116,129
Other accrued liabilities	286,319	163,940
Income taxes payable	—	2,073

Total current liabilities	1,534,674	1,431,954

Long-term liabilities	7,500	—
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,990,910 and 2,895,635 shares issued and outstanding at May 31, 2012 and 2011, respectively	10,279,636	9,943,910
Accumulated other comprehensive loss	(313,295)	(226,581)
Retained earnings	517,400	439,979

Total stockholders’ equity	10,483,741	10,157,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,025,915	$11,589,262

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2012	2011	2010
Net sales	$14,437,022	$11,492,859	$6,805,748
Cost of sales	8,094,386	5,887,207	3,763,756

Gross profit	6,342,636	5,605,652	3,041,992

Operating expenses:
General, administration and sales	5,967,359	5,297,083	4,184,100
Research and development	317,993	504,251	584,582

Total operating expenses	6,285,352	5,801,334	4,768,682

Operating income (loss)	57,284	(195,682)	(1,726,690)
Other income (expense)	37,260	(8,042)	31,107

Income (loss) before income taxes	94,544	(203,724)	(1,695,583)
Provision for income taxes	17,123	1,659	15,430

Net income (loss)	$77,421	$(205,383)	$(1,711,013)

Net income (loss) per common share, basic	$0.03	$(0.07)	$(0.59)

Weighted average number of common shares, basic	2,930,314	2,895,042	2,886,633

Net income (loss) per common share, diluted	$0.03	$(0.07)	$(0.59)

Weighted average number of common shares, diluted	2,944,081	2,895,042	2,886,633

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2012	2011	2010
Cash flows relating to operating activities
Net income (loss)	$77,421	$(205,383)	$(1,711,013)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	344,553	340,689	362,027
(Gain) loss on disposal of property and equipment	(18,014)	1,828	(1,200)
Stock based compensation	199,396	202,603	93,420
Tax benefit related to stock options	(1,134)	(114)	—
(Increase) decrease in:
Accounts receivable	(686,578)	(652,700)	(21,075)
Inventories	159,002	(483,802)	247,986
Prepaid expenses	(20,529)	26,055	(18,257)
Income taxes receivable	(7,780)	21,570	308,425
Increase (decrease) in:
Accounts payable	(66,729)	169,772	324,569
Accrued liabilities and customer deposits	185,863	17,980	(1,394)
Income taxes payable	(2,073)	2,073	—

Net cash provided by (used in) operating activities	163,398	(559,429)	(416,512)

Cash flows relating to investing activities
Purchase of short-term investments	—	—	(1,000,000)
Maturities of short-term investments	—	—	1,000,000
Purchase of property and equipment	(277,045)	(227,620)	(54,838)
Advances and payments on asset acquisition	—	—	(100,000)
Proceeds from sale of property and equipment	47,180	—	1,200
Other long-term assets	1,745	4,004	(6,039)

Net cash used in investing activities	(228,120)	(223,616)	(159,677)

Cash flows relating to financing activities
Common stock issued on exercise of stock options	136,330	1,916	—
Excess tax benefit from stock-based compensation	1,134	114	—

Net cash provided by financing activities	137,464	2,030	—

Effect of foreign exchange translation on cash	(56,431)	(4,465)	(52,160)

Increase (decrease) in cash and cash equivalents	16,311	(785,480)	(628,349)
Cash and cash equivalents, beginning of period	2,760,506	3,545,986	4,174,335

Cash and cash equivalents, end of period	$2,776,817	$2,760,506	$3,545,986

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the year for income taxes	$19,476	$(21,709)	$(293,876)

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

AND COMPREHENSIVE INCOME

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total	Total comprehensive income (loss)
Balance, May 31, 2009	2,870,160	$9,545,678	$(183,629)	$2,356,375	$11,718,424
Stock based compensation	—	93,420	—	—	93,420
Common stock issued in connection
with asset acquisition	24,642	100,293	—	—	100,293
Net loss	—	—	—	(1,711,013)	(1,711,013)	$(1,711,013)
Other comprehensive loss	—	—	(80,375)	—	(80,375)	(80,375)

Balance, May 31, 2010	2,894,802	9,739,391	(264,004)	645,362	10,120,749
Comprehensive loss, year ended May 31, 2010						$(1,791,388)

Stock options exercised net of related tax benefit of $ 114	833	1,916	—	—	1,916
Stock based compensation	—	202,603	—	—	202,603
Net loss	—	—	—	(205,383)	(205,383)	$(205,383)
Other comprehensive income	—	—	37,423	—	37,423	37,423

Balance, May 31, 2011	2,895,635	9,943,910	(226,581)	439,979	10,157,308
Comprehensive loss, year ended May 31, 2011						$(167,960)

Stock options exercised net of related tax benefit of $1,134	95,275	136,330	—	—	136,330
Stock based compensation	—	199,396	—	—	199,396
Net income	—	—	—	77,421	77,421	$77,421
Other comprehensive loss	—	—	(86,714)	—	(86,714)	(86,714)

Balance, May 31, 2012	2,990,910	$10,279,636	$(313,295)	$517,400	$10,483,741

Comprehensive loss, year ended May 31, 2012						$(9,293)

The accompanying notes are an integral part of these consolidated statements.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

NOTE 1

SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Schmitt Industries, Inc. (the “Company”) designs, manufactures, and markets computer-controlled vibration detection and balancing equipment primarily to the machine tool industry. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., the Company designs, manufactures and markets precision laser-based surface measurement systems for the disk drive, silicon wafer and optics industries; laser-based distance measurement and dimensional sizing products for a wide variety of commercial and industrial applications; and ultrasonic measurement products that accurately measure the fill levels of large liquefied propane tanks and transmit that data via satellite to a secure web site.

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $26,720 and $21,580 as of May 31, 2012 and 2011, respectively.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

Inventories

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of May 31 inventories consisted of:

	2012	2011
Raw materials	$1,638,280	$1,649,925
Work-in-process	980,092	892,541
Finished goods	1,357,228	1,603,942

	$3,975,600	$4,146,408

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

Advertising

Advertising costs included in general, administrative and selling, are expensed when the advertising first takes place. Advertising expense was $98,093, $70,411 and $56,463 for the fiscal years ended May 31, 2012, 2011 and 2010, respectively.

Research and Development Costs

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred.

Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan. The Company requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options based on estimated fair values.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

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

Intangible Assets

Amortizable intangible assets, which include purchased technology and patents, are amortized over their estimated useful lives ranging from five to seventeen years. As of May 31, 2012 and 2011, amortizable intangible assets were $2,200,883 and accumulated amortization was $987,971 and $853,336, respectively. Amortization expense is expected to be approximately $135,000 in Fiscal 2013 and 2014, $119,000 in Fiscal 2015 and $112,000 in Fiscal 2016 and 2017.

Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2012, management did not believe impairment, as defined above, existed.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 0, 66,489 and 78,241 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the years ended May 31, 2012, 2011 and 2010, respectively.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk are trade accounts receivable. Credit terms generally include a discount of 1.5% if the invoice is paid within ten days, with the net amount payable in 30 days.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

Financial Instruments

The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) approximates fair value because of their short-term maturities.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Accordingly, the Company adopted ASU 1011-05 on June 1, 2012.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”) to simplify how entities test goodwill for impairment. ASU 2011-08 is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011. Accordingly, the Company adopted ASU 2011-08 on June 1, 2012.

NOTE 2

LINE OF CREDIT

In February 2012, the Company extended its bank line of credit secured by U.S. accounts receivable, inventories and general intangibles through March 1, 2014 and raised the lending limit from $1.0 million to $2.0 million. Interest is payable at the bank’s prime rate (3.25% as of May 31, 2012) or LIBOR plus 2.0%, (2.24% as of May 31, 2012). There were no outstanding balances on the line of credit at May 31, 2012 and 2011.

NOTE 3

LONG-TERM OBLIGATIONS

As of May 31, 2012, there were no outstanding obligations under capital leases or purchase contracts. The Company leases certain facilities and equipment to support operations under non-cancelable operating leases and other contractual obligations. Total rent expense for the years ended May 31, 2012, 2011 and 2010 amounted to $75,005, $56,913 and $36,348, respectively.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

The approximate future minimum commitments under leases and contractual obligations for each of the years ending May 31 are as follows:

Year ending May 31,
2013	$34,454
2014	27,964

NOTE 4

INCOME TAXES

The provision for income taxes is as follows:

	Year ended May 31,
	2012	2011	2010
Current	$17,123	$1,659	$18,573
Deferred	(6,753)	(3,953)	(661,882)
Change in valuation allowance	6,753	3,953	665,025

Total provision for income taxes	$17,123	$1,659	$15,430

Deferred tax assets are comprised of the following components:

	2012	2011
Basis difference of assets	$316,123	$355,216
Inventory related items	264,764	227,569
Other reserves and liabilities	95,099	69,486
Net operating loss carryforward	512,101	645,346
General business and other credit carryforward	388,264	270,772
Other deferred items, net	2,471	3,680

Gross deferred tax assets	1,578,822	1,572,069
Deferred tax asset valuation allowance	(1,578,822)	(1,572,069)

Net deferred tax asset	$—	$—

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax bases of assets and liabilities. During Fiscal 2012, 2011 and 2010, the Company increased its valuation allowance $6,753, $3,953, and $665,025 respectively, as a result of the write-down of deferred tax assets. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent losses have been given more weight than projected future income when determining the need for a valuation allowance.

The Company has federal net operating loss carryforwards of approximately $1.2 million which expire in 2029 and 2030 along with the federal general business and other credit carryforwards. The Company has state net operating loss carryforwards of approximately $2.9 million which expire in 2024 and 2025.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax loss due to the following:

	Year ended May 31,
	2012	2011	2010
Statutory federal tax rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	4.40	(4.4)	(4.4)
Change in deferred tax valuation allowance	7.1	23.8	39.2
Stock-based compensation	71.7	33.8	1.9
R&E tax credits	(42.3)	(29.4)	(3.6)
Effect of foreign income tax rates	3.2	2.0	0.3
Permanent and other differences	(60.0)	9.0	1.5

Effective tax rate	18.1%	0.8%	0.9%

Each year the Company files income tax returns in the various federal, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. The liability for unrecognized tax benefits was $7,500 and $0 as of May 31, 2012 and 2011, respectively.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of both May 31, 2012 and 2011.

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

NOTE 5

COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (“TMA”), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the years ended May 31, 2012, 2011 and 2010 amounted to $40,840, $22,128 and $16,358, respectively.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

In a transaction related to the acquisition of Xtero Datacom Inc., a British Columbia corporation (“Xtero”), former Xtero shareholders will be eligible to receive shares of stock that are exchangeable for shares of Schmitt common stock on a one-for-one basis based on 50% of the after-tax earnings derived from Xtero products during a five-year earn-out program ending on May 31, 2013. This additional consideration, if any, would increase the value of the intangible asset recorded in connection with the acquisition. No additional shares of stock have been issued to former Xtero shareholders as of May 31, 2012.

NOTE 6

SEGMENT INFORMATION

The Company has two reportable business segments: the design and assembly of dynamic balancing systems and components for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: United States, Europe and Asia.

	Year Ended May 31,
	2012		2011		2010
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$10,194,525	$5,231,238	$8,732,900	$3,533,634	$5,203,773	$2,225,083
Intercompany sales	(929,517)	(59,224)	(721,721)	(51,954)	(533,050)	(90,058)

Net sales	$9,265,008	$5,172,014	$8,011,179	$3,481,680	$4,670,723	$2,135,025

Operating income (loss)	$422,528	$(365,244)	$249,657	$(445,339)	$(990,867)	$(735,823)

Depreciation expense	$142,576	$67,342	$123,958	$60,607	$147,775	$59,709

Amortization expense	$—	$134,635	$—	$156,124	$—	$154,543

Capital expenditures	$129,148	$147,897	$176,578	$51,042	$46,201	$8,637

Geographic Information

	Year Ended May 31,
	2012	2011	2010
North America	$9,074,152	$6,037,847	$3,308,958
Europe	1,145,449	1,130,480	1,148,857
Asia	3,814,656	3,990,371	2,171,993
Other markets	402,765	334,161	175,940

Total Net Sales	$14,437,022	$11,492,859	$6,805,748

	Year Ended May 31,
	2012		2011		2010
	United States	Europe	United States	Europe	United States	Europe
Operating income (loss)	$54,265	$3,019	$(84,885)	$(110,797)	$(1,746,621)	$19,931

Depreciation expense	$209,918	$—	$184,565	$—	$207,484	$—

Amortization expense	$134,635	$—	$156,124	$—	$154,543	$—

Capital expenditures	$277,045	$—	$227,620	$—	$54,838	$—

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

Segment and Geographic Assets

	May 31, 2012	May 31, 2011
Segment assets to total assets
Balancer	$4,872,664	$5,284,244
Measurement	4,368,654	3,544,512
Corporate assets	2,784,597	2,760,506

Total assets	$12,025,915	$11,589,262

Geographic assets to long-lived assets
United States	$1,372,136	$1,334,175
Europe	—	—

Total assets	$1,372,136	$1,334,175

Geographic assets to total assets
United States	$11,246,431	$10,882,569
Europe	779,484	706,693

Total assets	$12,025,915	$11,589,262

Note – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

NOTE 7

STOCK OPTIONS AND STOCK BASED COMPENSATION

The Board of Directors adopted the 2004 Stock Option Plan (2004 Plan) in August 2004 and the 1995 Stock Option Plan (1995 Plan) in December 1995, which plan was amended in August 1996 and restated in August 1998. An option granted under the 2004 Plan and/or 1995 Plan (the Plans) might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO). ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan. Options not meeting these limitations will be treated as NSOs. The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value. Vesting is at the discretion of the compensation committee of the Board of Directors, but is either 50% at grant date and 16.7% on each anniversary thereafter or 25% at grant date and 25% on each anniversary thereafter. The Company initially reserved 400,000 shares for issuance under the 1995 Plan and 300,000 shares for issuance under the 2004 Plan. The 1995 Plan expired in December 2005 and no additional options may be issued under the 1995 Plan, although expiration of the 1995 Plan did not affect the rights of persons who received stock grants under the 1995 Plan. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the years ended May 31, 2012, 2011 and 2010 includes compensation cost for stock-based awards granted. All outstanding options will expire no later than 2021.

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

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

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

The Company has computed, to determine stock-based compensation expense recognized for the years ended May 31, 2012, 2011 and 2010, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by ASC Topic 718 using the following assumptions:

	Year ended May 31, 2012	Year ended May 31, 2011	Year ended May 31, 2010
Risk-free interest rate	—	3.8%	—
Expected life	—	4.8 years	—
Expected volatility	—	62.4%	—

Stock-Based Compensation Under ASC Topic 718

The total stock-based compensation expense recognized under ASC Topic 718 was $199,396, $202,603 and $93,420 during Fiscal 2012, 2011 and 2010, respectively. All stock-based compensation expense has been recorded as general, administration and sales expense in the Consolidated Financial Statements.

At May 31, 2012, the Company had a total of 281,666 outstanding stock options (228,330 vested and exercisable and 53,336 non-vested) with a weighted average exercise price of $4.16. The Company estimates that a total of approximately $63,000 will be recorded as additional stock-based compensation expense during the fiscal year ending May 31, 2013, for all options which were outstanding as of May 31, 2012, but which were not yet vested.

Options outstanding and exercisable consist of the following at May 31, 2012:

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
41,666	$2.30	2.0	41,666	$2.30
160,000	3.65	9.0	106,664	3.65
5,000	5.80	3.4	5,000	5.80
75,000	6.16	6.0	75,000	6.16

281,666	4.16	7.1	228,330	4.28

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

Options granted, exercised, canceled and expired under the Company’s stock option plan during the years ended May 31, 2012, 2011 and 2010 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding - May 31, 2009	218,609	$3.32
Options granted	—	0.00
Options exercised	—	—
Options forfeited/cancelled	—	0.00

Options outstanding - May 31, 2010	218,609	3.32
Options granted	170,000	3.65
Options exercised	(833)	2.30
Options forfeited/cancelled	—	—

Options outstanding - May 31, 2011	387,776	3.47
Options granted	—	—
Options exercised	(95,275)	1.43
Options forfeited/cancelled	(10,835)	3.46

Options outstanding - May 31, 2012	281,666	4.16

The total intrinsic value of both outstanding and exercisable options at May 31, 2012 and 2011 was $52,083 and $269,719, respectively. The total intrinsic value of options exercised during the years ended May 31, 2012, 2011 and 2010 was $189,063, $1,070 and $0, respectively.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

NOTE 8

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended May 31:

	Net loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2012
Basic earnings per share
Loss available to common stockholders	$77,421	2,930,314	$0.03
Effect of dilutive securities stock options	—	13,767
Diluted earnings per share

Income available to common stockholders	$77,421	2,944,081	$0.03

Year ended May 31, 2011
Basic earnings per share
Loss available to common stockholders	$(205,383)	2,895,042	$(0.07)
Effect of dilutive securities stock options	—	—
Diluted earnings per share

Loss available to common stockholders	$(205,383)	2,895,042	$(0.07)

Year ended May 31, 2010
Basic earnings per share
Loss available to common stockholders	$(1,711,013)	2,886,633	$(0.59)
Effect of dilutive securities stock options	—	—
Diluted earnings per share

Loss available to common stockholders	$(1,711,013)	2,886,633	$(0.59)

NOTE 9

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may further make either a profit sharing contribution or a discretionary contribution. The Company made matching contributions in conjunction with employee contributions to the plan totaling $65,672, $72,151 and $56,532 during Fiscal 2012, 2011 and 2010, respectively.

NOTE 10

RELATED PARTY TRANSACTIONS

Effective June 1, 2004, the Company entered into a contract to provide consulting services to PulverDryer USA, Inc., (“PulverDryer”) pursuant to which PulverDryer paid the Company $8,000 a month from June 2004 through October 2004. PulverDryer also buys certain products from the Company at normal prevailing rates. The

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

Company and PulverDryer extended the contract from November 1, 2004 forward at that same monthly fee of $8,000. The contract was terminated in February 2010. Product sales to PulverDryer during the fiscal years ended May 31, 2012, 2011 and 2010 totaled $0, $0 and $1,408, respectively.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and its subsidiaries as of May 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for the years ended May 31, 2012, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schmitt Industries, Inc. as of May 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended May 31, 2012, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS-ADAMS LLP

Portland, Oregon

August 9, 2012

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of May 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included in the Company’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2012 and 2011

Consolidated Statements of Operations for the years ended May 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended May 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended May 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements for the years ended May 31, 2012, 2011 and 2010

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

SCHMITT INDUSTRIES, INC.

By:	/s/ Wayne A. Case
Wayne A. Case Chairman of the Board and Chief Executive Officer

Date:	August 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 9, 2012.

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

[Form 10-Q for the fiscal quarter ended November 30, 2009, Exhibit 2.1]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(i)]

*3.2	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1†	Schmitt Industries, Inc. Amended & Restated Stock Option Plan. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 10.1]

*10.2†	Schmitt Industries, Inc. 2004 Stock Option Plan. [Appendix B to Schedule 14A filed on August 23, 2004]

*10.3	Amendment No. 1 to Loan Agreement between the Company and Bank of America, N.A. dated February 28, 2012. [Form 10-Q for the fiscal quarter ended February 29, 2012, Exhibit 10.1]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2011.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.