Form 10-Q
period 2012-08-31
SCHMITT INDUSTRIES INC
filed 2012-10-09
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of September 30, 2012

Common stock, no par value	2,990,910

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2012	May 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$3,068,779	$2,776,817
Accounts receivable, net of allowance of $26,985 and $26,720 at August 31, 2012 and May 31, 2012, respectively	2,410,959	2,493,889
Inventories	3,952,438	3,975,600
Prepaid expenses	170,928	186,489
Income taxes receivable	6,521	7,780

	9,609,625	9,440,575

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,723,273	1,723,273
Furniture, fixtures and equipment	1,274,881	1,247,720
Vehicles	121,835	121,835

	3,418,989	3,391,828
Less accumulated depreciation and amortization	(2,044,654)	(2,019,692)

	1,374,335	1,372,136

Other assets
Intangible assets, net	1,179,254	1,213,204

TOTAL ASSETS	$12,163,214	$12,025,915

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$718,903	$770,586
Accrued commissions	403,967	335,104
Accrued payroll liabilities	166,235	142,665
Other accrued liabilities	228,706	286,319

Total current liabilities	1,517,811	1,534,674

Long-term liabilities	7,500	7,500
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,990,910 shares issued and outstanding at both August 31, 2012 and May 31, 2012	10,302,277	10,279,636
Accumulated other comprehensive loss	(301,922)	(313,295)
Retained earnings	637,548	517,400

Total stockholders’ equity	10,637,903	10,483,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,163,214	$12,025,915

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

(UNAUDITED)

	Three Months Ended August 31,
	2012	2011
Net sales	$3,680,665	$3,471,485
Cost of sales	1,806,717	1,763,581

Gross profit	1,873,948	1,707,904

Operating expenses:
General, administration and sales	1,632,815	1,512,190
Research and development	115,309	61,551

Total operating expenses	1,748,124	1,573,741

Operating income	125,824	134,163

Other income	512	9,438

Income before income taxes	126,336	143,601

Provision for income taxes	6,188	6,573

Net income	$120,148	$137,028

Net earnings per common share:
Basic	$0.04	$0.05

Weighted average number of common shares, basic	2,990,910	2,895,635

Diluted	$0.04	$0.05

Weighted average number of common shares, diluted	3,005,291	2,967,264

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

(UNAUDITED)

	Three Months Ended August 31,
	2012	2011
Net income	$120,148	$137,028
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,373	(19,138)

Comprenhensive income	$131,521	$117,890

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

(UNAUDITED)

	Three Months Ended August 31,
	2012	2011
Cash flows relating to operating activities
Net income	$120,148	$137,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,649	83,547
Gain on disposal of property and equipment	—	(5,214)
Stock based compensation	22,641	50,147
(Increase) decrease in:
Accounts receivable	91,809	(145,971)
Inventories	28,424	(320,759)
Prepaid expenses	15,978	15,632
Income taxes receivable	1,259	(5,489)
Increase (decrease) in:
Accounts payable	(53,251)	247,380
Accrued liabilities and customer deposits	33,802	5,206

Net cash provided by operating activities	347,459	61,507

Cash flows relating to investing activities
Purchase of property and equipment	(55,189)	(168,014)
Proceeds from sale of property and equipment	—	34,381

Net cash used in investing activities	(55,189)	(133,633)

Effect of foreign exchange translation on cash	(308)	(14,306)

Increase (decrease) in cash and cash equivalents	291,962	(86,432)
Cash and cash equivalents, beginning of period	2,776,817	2,760,506

Cash and cash equivalents, end of period	$3,068,779	$2,674,074

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$4,929	$14,135

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED AUGUST 31, 2012

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total
Balance, May 31, 2012	2,990,910	$10,279,636	$(313,295)	$517,400	$10,483,741
Stock-based compensation	—	22,641	—	—	22,641
Net income	—	—	—	120,148	120,148
Other comprehensive income	—	—	11,373	—	11,373

Balance, August 31, 2012	2,990,910	$10,302,277	$(301,922)	$637,548	$10,637,903

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2012 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2012 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2012. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2013.

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

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of August 31, 2012 and May 31, 2012, inventories consisted of:

	Aug. 31, 2012	May 31, 2012
Raw materials	$1,618,420	$1,638,280
Work-in-process	978,762	980,092
Finished goods	1,355,256	1,357,228

	$3,952,438	$3,975,600

Note 3:

LINE OF CREDIT

In February 2012, the Company extended its bank line of credit secured by U.S. accounts receivable, inventories and general intangibles through March 1, 2014 and raised the lending limit from $1.0 million to $2.0 million. Interest is payable at the bank’s prime rate (3.25% as of August 31, 2012) or LIBOR plus 2.0% (2.23% as of August 31, 2012). There were no outstanding balances on the line of credit at August 31, 2012 and May 31, 2012.

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the three months ended August 31, 2012 and 2011, the value of all stock options granted using the Black-Scholes option pricing model. No stock options were issued during the three months ended August 31, 2012 and 2011.

At August 31, 2012, the Company had a total of 281,666 outstanding stock options (228,330 vested and exercisable and 53,336 non-vested) with a weighted average exercise price of $4.16. The Company estimates that a total of approximately $67,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2013 for all options that were outstanding as of August 31, 2012, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
41,666	$ 2.30	1.8	41,666	$ 2.30
160,000	3.65	8.8	106,664	3.65
5,000	5.80	3.2	5,000	5.80
75,000	6.16	5.7	75,000	6.16

281,666	$ 4.16	6.8	228,330	$ 4.28

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three months ended August 31, 2012 are summarized as follows:

	Three Months Ended August 31, 2012
	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	281,666	$4.16
Options granted	—	—
Options exercised	—	—
Options forfeited/canceled	—	—

Options outstanding - August 31, 2012	281,666	$4.16

Note 5:

EPS RECONCILIATION

	Three Months Ended August 31,
	2012	2011
Weighted average shares (basic)	2,990,910	2,895,635
Effect of dilutive stock options	14,381	71,629

Weighted average shares (diluted)	3,005,291	2,967,264

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

On June 1, 2007, the Company adopted the provisions of ACS Topic 740. Other long-term liabilities related to tax contingencies were $7,500 as of both August 31, 2012 and May 31, 2012. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of August 31, 2012 and May 31, 2012.

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

Effective Tax Rate

The effective tax rate on consolidated net income was 4.9% for the three months ended August 31, 2012. The effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2013 will be approximately 4.9% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing systems for the machine tool industry (Balancer) and laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended August 31,
	2012		2011
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,433,704	$1,432,366	$2,810,593	$972,184
Intercompany sales	(170,681)	(14,724)	(290,054)	(21,238)

Net sales	$2,263,023	$1,417,642	$2,520,539	$950,946

Operating income	$92,859	$32,965	$46,494	$87,669

Depreciation expense	$34,962	$18,028	$33,461	$16,427

Amortization expense	$—	$33,659	$0	$33,659

Capital expenditures	$39,830	$15,359	$51,267	$116,747

Geographic Information-Net Sales by Geographic Area

	Three Months Ended August 31,
	2012	2011
North America	$2,391,221	$1,739,719
Europe	290,505	323,047
Asia	927,071	1,226,083
Other markets	71,868	182,636

Total Net Sales	$3,680,665	$3,471,485

	Three Months Ended August 31,
	2012		2011
	United States	Europe	United States	Europe
Operating income (loss)	$151,110	$(25,286)	$60,642	$73,521

Depreciation expense	$52,990	$—	$49,888	$—

Amortization expense	$33,659	$—	$33,659	$—

Capital expenditures	$55,189	$—	$168,014	$—

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	August 31, 2012	May 31, 2012
Segment assets to total assets
Balancer	$5,300,909	$4,872,664
Measurement	3,787,005	4,368,654
Corporate assets	3,075,300	2,784,597

Total assets	$12,163,214	$12,025,915

Geographic assets to long-lived assets
United States	$1,374,335	$1,372,136
Europe	—	—

Total assets	$1,374,335	$1,372,136

Geographic assets to total assets
United States	$11,551,566	$11,246,431
Europe	611,648	779,484

Total assets	$12,163,214	$12,025,915

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. designs, manufactures and markets computer-controlled vibration detection and balancing equipment (the Balancer segment) to the worldwide machine tool industry and through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., precision laser-based surface measurement products, laser-based distance measurement products and ultrasonic measurement systems (the Measurement segment) for a variety of industrial applications worldwide. The Company sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company is organized into two operating segments: the Balancer segment and the Measurement segment. The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

“SBS,” “SMS,” “Acuity,” “Xact” and “Lasercheck” are registered trademarks owned by the Company.

For the three months ended August 31, 2012, total sales increased $209,000, or 6.0%, to $3.7 million from $3.5 million in the three months ended August 31, 2011. Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer segment sales decreased $258,000, or 10.2%, to $2.3 million for the three months ended August 31, 2012 compared to $2.5 million for the three months ended August 31, 2011. The decrease in worldwide balancer sales is due to lower volumes of shipments. The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and remote tank monitoring products. Total Measurement segment sales increased $467,000, or 49.1%, to $1.4 million for the three months ended August 31, 2012 compared to $951,000 for the three months ended August 31, 2011. The increase is primarily due to higher volumes of shipments of distance measurement and dimensional sizing laser-based products and remote tank monitoring products offset by decreases in laser-based light-scatter surface measurement products.

Operating expenses have increased $174,000, or 11.1%, to $1.7 million for the three months ended August 31, 2012 from $1.6 million for the three months ended August 31, 2011. General, administration and sales expenses have increased $121,000, or 8.0%, to $1.6 million for the three months ended August 31, 2012 from $1.5 million for the same period in the prior year. Research and development expenses have increased $54,000, or 87.3%, to $115,000 for the three months ended August 31, 2012 from $62,000 for the three months ended August 31, 2011. Net income was $120,000, or $0.04 per fully diluted share, for the three months ended August 31, 2012 as compared to $137,000, or $0.05 per fully diluted share, for the three months ended August 31, 2011.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2012.

Discussion of Operating Results

	Three Months Ended August 31,
	2012		2011
Balancer sales	$2,263,023	61.5%	$2,520,539	72.6%
Measurement sales	1,417,642	38.5%	950,946	27.4%
Total sales	3,680,665	100.0%	3,471,485	100.0%
Cost of sales	1,806,717	49.1%	1,763,581	50.8%

Gross profit	1,873,948	50.9%	1,707,904	49.2%

Operating expenses:
General, administration and sales	1,632,815	44.4%	1,512,190	43.6%
Research and development	115,309	3.1%	61,551	1.8%

Total operating expenses	1,748,124	47.5%	1,573,741	45.3%

Operating income	125,824	3.4%	134,163	3.9%

Other income	512	0.0%	9,438	0.3%

Income before income taxes	126,336	3.4%	143,601	4.1%
Provision for income taxes	6,188	0.2%	6,573	0.2%

Net income	$120,148	3.3%	$137,028	3.9%

Sales - Sales in the Balancer segment decreased $258,000, or 10.2%, to $2.3 million for the three months ended August 31, 2012 compared to $2.5 million for the three months ended August 31, 2011. This decrease is primarily due to lower unit sales volumes in Asia and North America during the first quarter of Fiscal 2013. Sales in Asia decreased $128,000, or 12.5%, for the three months ended August 31, 2012 as compared to the three months ended August 31, 2011. North American sales decreased $28,000, or 2.4%, in the three months ended August 31, 2012 compared to the same period in the prior year. European sales increased $8,000, or 3.9%, in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012. Sales in other regions of the world decreased $111,000, or 73.8%, in the first quarter of Fiscal 2013 as compared to the same quarter in the prior year. These decreases across most geographies are due primarily to lower volumes of shipments. The levels of demand for our Balancer products in any of the geographic markets cannot be forecasted with any certainty given the recent volatility in the global economy and the historical volatility experienced in the market.

Sales in the Measurement segment increased $467,000, or 49.1%, to $1.4 million in the three months ended August 31, 2012 compared to $956,000 in the three months ended August 31, 2011. Sales of laser-based distance measurement and dimensional sizing products increased $269,000, or 43.1%, in the three months ended August 31, 2012 as compared to the same period in the prior year primarily due to higher volumes of shipments. Sales of remote tank monitoring products increased $234,000 to $287,000 during the first quarter of Fiscal 2013 as compared to the same period in the prior year. Sales of light-scatter laser-based surface measurement products in the three months ended August 31, 2011 decreased $36,000, or 13.3%, as compared to the same period in the prior year primarily due to slightly lower volumes of surface roughness measurement products in the current year. Given the recent volatility in these markets, future sales of laser-based measurement products cannot be forecasted with any certainty.

Gross margin – Gross margin for the three months ended August 31, 2012 increased to 50.9% as compared to 49.2% for the three months ended August 31, 2011. These increases are due to a shift in the sales mix toward higher margin products and as a result of the Company’s efforts to reduce the material costs from certain key suppliers.

Operating expenses – Operating expenses increased $174,000, or 11.1%, to $1.7 million for the three months ended August 31, 2012 as compared to $1.6 million for the three months ended August 31, 2011. General, administrative and selling expenses increased $121,000, or 8.0%, for the three months ended August 31, 2012 as compared to the same period in the prior year primarily due to higher commissions related to the increase in sales and higher sales and marketing expenses. Research and development expenses increased $54,000, or 87.3%, as compared to the same period in the prior year primarily due to higher personnel costs and higher material costs associated with new product development related to existing product lines.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $0 for both of the three month periods ended August 31, 2012 and 2011. Foreign currency exchange gains were $0 and $4,000 for the three months ended August 31, 2012 and 2011, respectively. The decrease in the gain is primarily due to the weakening of foreign currencies against the US dollar during the current period. Other income during the quarter ended August 31, 2011 consisted of a $5,000 gain on the sale of fixed assets.

Income tax provision – The Company’s effective tax rate on consolidated net income was 4.9% for the three months ended August 31, 2012. The Company’s effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions and certain expenses not being deductible for income tax reporting purposes offset by changes in the deferred tax valuation allowance. Management believes the effective tax rate for Fiscal 2013 will be 4.9% due to the items noted above.

Net income – Net income decreased to $120,000, or $0.04 per diluted share, for the three months ended August 31, 2012 as compared to $137,000, or $0.05 per diluted share, for the three months ended August 31, 2011. Net income increased due primarily to higher sales and related gross profit offset by higher general, administrative and selling expenses and higher research and development expenses during the three months ended August 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $186,000 to $8.1 million as of August 31, 2012 from $7.9 million as of May 31, 2012. Cash and cash equivalents increased $292,000 to $3.1 million as of August 31, 2012 from $2.8 million as of May 31, 2012.

Cash provided by operating activities totaled $347,000 for the three months ended August 31, 2012 as compared to cash provided by operating activities of $62,000 for the three months ended August 31, 2011. The increase was primarily due to decreases in accounts receivable, inventories and accounts payable offset by an increase in accrued liabilities and customer deposits and a decrease in stock-based compensation.

At August 31, 2012, the Company had accounts receivable of $2.4 million as compared to $2.5 million at May 31, 2012. The decrease in accounts receivable of $83,000 was due to the timing of sales and collections during the first quarter of Fiscal 2013. Inventories decreased $23,000 to $4.0 million as of August 31, 2012 compared to $4.0 million at May 31, 2012. At August 31, 2012, total current liabilities decreased $17,000 to $1.5 million as compared to $1.5 million at May 31, 2012. The decrease was primarily due to decreases in accounts payable associated with the decreased inventories and other accrued liabilities associated with a decrease in customer deposits, offset by higher accrued commissions associated with the increased sales.

During the three months ended August 31, 2012, net cash used in investing activities was $55,000, which consisted of additions to property and equipment. Additions to property and equipment consisted primarily of office and computer equipment.

The Company has a $2.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of August 31, 2012), or LIBOR plus 2.0% (2.23% as of August 31, 2012), and the agreement expires on March 1, 2014. There were no outstanding balances on the line of credit at August 31, 2012 and May 31, 2012.

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

Business Risks

The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company (see the forward-looking statements disclaimer at the beginning of Item 2 in this Report). In addition, the risks and uncertainties described below are not the only ones that the Company faces. Unforeseen risks could arise and problems or issues that the Company now views as minor could become more significant. If the Company were unable to adequately respond to significant risks and uncertainties, the Company’s business, financial condition or results of operations could be materially adversely affected. In addition, the Company cannot be certain that any actions taken to reduce known or unknown risks and uncertainties will be effective.

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

Production time and the overall cost of products could increase if any of the primary suppliers are lost or if a primary supplier increased the prices of raw materials

Manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. The results of operations could be adversely affected if adequate supplies of raw materials or components cannot be obtained in a timely manner or if the costs of raw materials or components increased significantly.

The Company may not be able to ramp up manufacturing to satisfy increasing demands, which may lead to the loss of significant revenue opportunities

The Company manufactures several different product lines, each of which involves complicated technology and requires significant individual attention for each product made. The production time for each product can vary, depending on a variety of circumstances, including component availability, timing of delivery of components from suppliers and employee availability. Should the Company experience a large increase in orders, an increase in the size of orders or a shortening of the required delivery time on existing orders, the Company may not be able to ramp up manufacturing to satisfy customer expectations, which may lead to the loss of significant revenue opportunities.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2012. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there was no outstanding balance as of August 31, 2012. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended August 31, 2012 and 2011, results of operations included gains on foreign currency translation of $0 and $4,000, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC. (Registrant)

Date:	October 9, 2012	/s/ Jeffrey T Siegal
Jeffrey T Siegal, Chief Financial Officer and Treasurer