Form 10-Q
period 2012-11-30
SCHMITT INDUSTRIES INC
filed 2013-01-09
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

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

The number of shares of each class of common stock outstanding as of December 31, 2012

Common stock, no par value	2,990,910

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2012	May 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$2,662,321	$2,776,817
Accounts receivable, net of allowance of $27,080 and $26,720 at November 30, 2012 and May 31, 2012, respectively	2,107,730	2,493,889
Inventories	4,422,475	3,975,600
Prepaid expenses	138,196	186,489
Income taxes receivable	23,482	7,780

	9,354,204	9,440,575

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,805,951	1,723,273
Furniture, fixtures and equipment	1,279,829	1,247,720
Vehicles	121,835	121,835

	3,506,615	3,391,828
Less accumulated depreciation and amortization	(2,098,186)	(2,019,692)

	1,408,429	1,372,136

Other assets
Intangible assets, net	1,145,595	1,213,204

TOTAL ASSETS	$11,908,228	$12,025,915

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$591,773	$770,586
Accrued commissions	310,199	335,104
Accrued payroll liabilities	220,873	142,665
Other accrued liabilities	224,053	286,319

Total current liabilities	1,346,898	1,534,674

Long-term liabilities	7,500	7,500
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,990,910 shares issued and outstanding at both November 30, 2012 and May 31, 2012	10,324,738	10,279,636
Accumulated other comprehensive loss	(303,852)	(313,295)
Retained earnings	532,944	517,400

Total stockholders’ equity	10,533,830	10,483,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,908,228	$12,025,915

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Net sales	$2,702,259	$3,476,225	$6,382,924	$6,947,710
Cost of sales	1,160,031	2,009,687	2,966,748	3,773,268

Gross profit	1,542,228	1,466,538	3,416,176	3,174,442

Operating expenses:
General, administration and sales	1,523,918	1,520,528	3,156,733	3,032,718
Research and development	131,365	44,305	246,674	105,856

Total operating expenses	1,655,283	1,564,833	3,403,407	3,138,574

Operating income (loss)	(113,055)	(98,295)	12,769	35,868
Other income	7,915	16,692	8,427	26,130

Income (loss) before income taxes	(105,140)	(81,603)	21,196	61,998
Provision (benefit) for income taxes	(536)	(3,427)	5,652	3,146

Net income (loss)	$(104,604)	$(78,176)	$15,544	$58,852

Net earnings (loss) per common share:
Basic	$(0.03)	$(0.03)	$0.01	$0.02

Weighted average number of common shares, basic	2,990,910	2,896,448	2,990,910	2,896,039
Diluted	$(0.03)	$(0.03)	$0.01	$0.02

Weighted average number of common shares, diluted	2,990,910	2,896,448	3,003,828	2,945,594

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Net income (loss)	$(104,604)	$(78,176)	$15,544	$58,852
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,930)	(26,133)	9,443	(45,271)

Comprenhensive income (loss)	$(106,534)	$(104,309)	$24,987	$13,581

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011

(UNAUDITED)

	Three Months Ended November 30,
	2012	2011
Cash flows relating to operating activities
Net income	$15,544	$58,852
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	173,642	168,745
Gain on disposal of property and equipment	—	(18,014)
Stock based compensation	45,102	99,707
(Increase) decrease in:
Accounts receivable	398,602	(527,216)
Inventories	(439,232)	(12,720)
Prepaid expenses	48,849	31,251
Income taxes receivable	(15,702)	(9,612)
Increase (decrease) in:
Accounts payable	(181,015)	(104,110)
Accrued liabilities and customer deposits	(10,482)	70,847

Net cash provided by (used in) operating activities	35,308	(242,270)

Cash flows relating to investing activities
Purchase of property and equipment	(142,617)	(260,988)
Proceeds from sale of property and equipment	—	47,180

Net cash used in investing activities	(142,617)	(213,808)

Cash flows relating to financing activities
Proceeds from exercise of stock options	—	39,600

Net cash provided by operating activities	—	39,600

Effect of foreign exchange translation on cash	(7,187)	(23,640)

Decrease in cash and cash equivalents	(114,496)	(440,118)
Cash and cash equivalents, beginning of period	2,776,817	2,760,506

Cash and cash equivalents, end of period	$2,662,321	$2,320,388

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$21,353	$14,831

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total
Balance, May 31, 2012	2,990,910	$10,279,636	$(313,295)	$517,400	$10,483,741
Stock-based compensation	—	45,102	—	—	45,102
Net income	—	—	—	15,544	15,544
Other comprehensive income	—	—	9,443	—	9,443

Balance, November 30, 2012	2,990,910	$10,324,738	$(303,852)	$532,944	$10,553,830

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2012 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2012 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2012. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2013.

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

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of November 30, 2012 and May 31, 2012, inventories consisted of:

	November 30, 2012	May 31, 2012
Raw materials	$1,798,473	$1,638,280
Work-in-process	1,053,076	980,092
Finished goods	1,570,926	1,357,228

	$4,422,475	$3,975,600

Note 3:

LINE OF CREDIT

In February 2012, the Company extended its bank line of credit secured by U.S. accounts receivable, inventories and general intangibles through March 1, 2014 and raised the lending limit from $1.0 million to $2.0 million. Interest is payable at the bank’s prime rate (3.25% as of November 30, 2012) or LIBOR plus 2.0% (2.21% as of November 30, 2012). There were no outstanding balances on the line of credit at November 30, 2012 and May 31, 2012.

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the three and six months ended November 30, 2012 and 2011, the value of all stock options granted using the Black-Scholes option pricing model. No stock options were issued during the six months ended November 30, 2012 and 2011.

At November 30, 2012, the Company had a total of 281,666 outstanding stock options (228,330 vested and exercisable and 53,336 non-vested) with a weighted average exercise price of $4.16. The Company estimates that a total of approximately $45,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2013 for all options that were outstanding as of November 30, 2012, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
41,666	$2.30	1.5	41,666	$2.30
160,000	3.65	8.5	106,664	3.65
5,000	5.80	2.9	5,000	5.80
75,000	6.16	5.5	75,000	6.16

281,666	$4.16	6.6	228,330	$4.28

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and six months ended November 30, 2012 are summarized as follows:

	Three Months Ended November 30, 2012		Six Months Ended November 30, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	281,666	$4.16	281,666	$4.16
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited/canceled	—	—	—	—

Options outstanding - November 30, 2012	281,666	$4.16	281,666	$4.16

Note 5:

EPS RECONCILIATION

	Three Months Ended November 30,		Six Months Ended November,
	2012	2011	2012	2011
Weighted average shares (basic)	2,990,910	2,896,448	2,990,910	2,896,039
Effect of dilutive stock options	—	—	12,918	49,555

Weighted average shares (diluted)	2,990,910	2,896,448	3,003,828	2,945,594

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 11,177 and 49,234 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the three months ended November 30, 2012 and 2011, respectively.

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

On June 1, 2007, the Company adopted the provisions of ACS Topic 740. Other long-term liabilities related to tax contingencies were $7,500 as of both November 30, 2012 and May 31, 2012. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of November 30, 2012 and May 31, 2012.

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

Effective Tax Rate

The effective tax rate on consolidated net income was 26.7% for the six months ended November 30, 2012. The effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2013 will be approximately 6.7% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing systems for the machine tool industry (Balancer) and laser-based and ultrasonic test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended November 30,
	2012		2011
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,081,866	$854,077	$2,563,362	$1,133,332
Intercompany sales	(220,205)	(13,479)	(200,077)	(20,392)

Net sales	$1,861,661	$840,598	$2,363,285	$1,112,940

Operating income (loss)	$6,380	$(119,435)	$105,837	$(204,132)

Depreciation expense	$35,252	$18,083	$33,887	$17,653

Amortization expense	$—	$33,658	$—	$33,658

Capital expenditures	$—	$87,428	$75,283	$17,691

	Six Months Ended November 30,
	2012		2011
	Balancer	Measurement	Balancer	Measurement
Gross sales	$4,515,570	$2,286,444	$5,373,955	$2,105,516
Intercompany sales	(390,886)	(28,204)	(490,131)	(41,630)

Net sales	$4,124,684	$2,258,240	$4,883,824	$2,063,886

Operating income (loss)	$99,239	$(86,470)	$152,331	$(116,463)

Depreciation expense	$70,214	$36,111	$67,348	$34,080

Amortization expense	$—	$67,317	$—	$67,317

Capital expenditures	$39,830	$102,787	$126,550	$134,438

Geographic Information-Net Sales by Geographic Area

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
North America	$1,701,398	$2,182,659	$4,092,619	$3,922,378
Europe	380,988	291,075	671,493	614,122
Asia	514,866	875,063	1,441,937	2,101,146
Other markets	105,007	127,428	176,875	310,064

Total Net Sales	$2,702,259	$3,476,225	$6,382,924	$6,947,710

	Three Months Ended November 30,
	2012		2011
	United States	Europe	United States	Europe
Operating income (loss)	$(105,732)	$(7,323)	$(68,476)	$(29,819)

Depreciation expense	$53,335	$—	$51,540	$—

Amortization expense	$33,658	$—	$33,658	$—

Capital expenditures	$87,428	$—	$95,974	$—

	Six Months Ended November 30,
	2012		2011
	United States	Europe	United States	Europe
Operating income (loss)	$45,378	$(32,609)	$(7,834)	$43,702

Depreciation expense	$106,325	$—	$101,428	$—

Amortization expense	$67,317	$—	$67,317	$—

Capital expenditures	$142,617	$—	$260,988	$—

Note – – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	November 30, 2012	May 31, 2012
Segment assets to total assets
Balancer	$5,372,840	$4,872,664
Measurement	3,849,585	4,368,654
Corporate assets	2,685,803	2,784,597

Total assets	$11,908,228	$12,025,915

Geographic assets to long-lived assets
United States	$1,408,429	$1,372,136
Europe	—	—

Total assets	$1,408,429	$1,372,136

Geographic assets to total assets
United States	$11,193,218	$11,246,431
Europe	715,010	779,484

Total assets	$11,908,228	$12,025,915

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

For the three months ended November 30, 2012, total sales decreased $774,000, or 22.3%, to $2.7 million from $3.5 million in the three months ended November 30, 2011. For the six months ended November 30, 2012, total sales decreased $565,000, or 8.1%, to $6.4 million from $6.9 million in the six months ended November 30, 2011. Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer segment sales decreased $502,000, or 21.2%, to $1.9 million for the three months ended November 30, 2012 compared to $2.4 million for the three months ended November 30, 2011. Balancer segment sales decreased $759,000, or 15.5%, to $4.1 million for the six months ended November 30, 2012 compared to $4.9 million for the six months ended November 30, 2011. These decreases in worldwide balancer sales are due to lower volumes of shipments. The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and remote tank monitoring products. Total Measurement segment sales decreased $272,000, or 24.5%, to $841,000 for the three months ended November 30, 2012 compared to $1.1 million for the three months ended November 30, 2011. The decrease is primarily due to lower volumes of shipments of distance measurement and dimensional sizing laser-based products and laser-based light-scatter surface measurement products offset by increases in remote tank monitoring products. Total Measurement segment sales increased $194,000, or 9.4%, to $2.3 million for the six months ended November 30, 2012 compared to $2.1 million for the six months ended November 30, 2011. The increase is primarily due to higher volumes of shipments of distance measurement and dimensional sizing laser-based products and remote tank monitoring products offset by decreases in shipments of laser-based light-scatter surface measurement products.

Operating expenses have increased $90,000, or 5.8%, to $1.7 million for the three months ended November 30, 2012 from $1.6 million for the three months ended November 30, 2011. Operating expenses have increased $265,000, or 8.4%, to $3.4 million for the six months ended November 30, 2012 from $3.1 million for the six months ended November 30, 2011. General, administration and sales expenses have increased $3,000, or 0.2%, to $1.5 million for the three months ended November 30, 2012 from $1.5 million for the same period in the prior year. General, administration and sales expenses have increased $124,000, or 4.1%, to $3.2 million for the six months ended November 30, 2012 from $3.0 million for the same period in the prior year. Research and development expenses have increased $87,000, or 196.5%, to $131,000 for the three months ended November 30, 2012 from $44,000 for the three months ended November 30, 2011. Research and development expenses have increased $141,000, or 133.0%, to $247,000 for the six months ended November 30, 2012 from $106,000 for the six months ended November 30, 2011. Net loss was $105,000, or $0.03 per fully diluted share, for the three months ended November 30, 2012 as compared to a net loss of $78,000, or $0.03 per fully diluted share, for the three months ended November 30, 2011. Net income was $16,000, or $0.01 per fully diluted share, for the six months ended November 30, 2012 as compared to net income of $59,000, or $0.02 per fully diluted share, for the six months ended November 30, 2011.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2012.

Discussion of Operating Results

	Three Months Ended November 30,
	2012		2011
Balancer sales	$1,861,661	68.9%	$2,363,285	68.0%
Measurement sales	840,598	31.1%	1,112,940	32.0%

Total sales	2,702,259	100.0%	3,476,225	100.0%
Cost of sales	1,160,031	42.9%	2,009,687	57.8%

Gross profit	1,542,228	57.1%	1,466,538	42.2%

Operating expenses:
General, administration and sales	1,523,918	56.4%	1,520,528	43.7%
Research and development	131,365	4.9%	44,305	1.3%

Total operating expenses	1,655,283	61.3%	1,564,833	45.0%

Operating income (loss)	(113,055)	-4.2%	(98,295)	-2.8%
Other income	7,915	0.3%	16,692	0.5%

Income (loss) before income taxes	(105,140)	-3.9%	(81,603)	-2.3%
Provision (benefit) for income taxes	(536)	0.0%	(3,427)	-0.1%

Net income (loss)	$(104,604)	-3.9%	$(78,176)	-2.2%

	Six Months Ended November 30,
	2012		2011
Balancer sales	$4,124,684	64.6%	$4,883,824	70.3%
Measurement sales	2,258,240	35.4%	2,063,886	29.7%

Total sales	6,382,924	100.0%	6,947,710	100.0%
Cost of sales	2,966,748	46.5%	3,773,268	54.3%

Gross profit	3,416,176	53.5%	3,174,442	45.7%

Operating expenses:
General, administration and sales	3,156,733	49.5%	3,032,718	43.7%
Research and development	246,674	3.9%	105,856	1.5%

Total operating expenses	3,403,407	53.3%	3,138,574	45.2%

Operating income	12,769	0.2%	35,868	0.5%
Other income	8,427	0.1%	26,130	0.4%

Income before income taxes	21,196	0.3%	61,998	0.9%
Provision for income taxes	5,652	0.1%	3,146	0.0%

Net income	$15,544	0.2%	$58,852	0.8%

Sales - Sales in the Balancer segment decreased $502,000, or 21.2%, to $1.9 million for the three months ended November 30, 2012 compared to $2.4 million for the three months ended November 30, 2011. This decrease is primarily due to lower unit sales volumes in Asia and North America offset by increases in Europe during the second quarter of Fiscal 2013. Sales in Asia decreased $394,000, or 48.4%, for the three months ended November 30, 2012 as compared to the three months ended November 30, 2011. North American sales decreased $162,000, or 12.9%, in the three months ended November 30, 2012 compared to the same period in the prior year. European sales increased $67,000, or 31.4%, in the second quarter of Fiscal 2013 compared to the second quarter of Fiscal 2012. Sales in other regions of the world decreased $12,000, or 16.0%, in the second quarter of Fiscal 2013 as compared to the same quarter in the prior year. These decreases across most geographies are due primarily to lower volumes of shipments. The levels of demand for our Balancer products in any of the geographic markets cannot be forecasted with any certainty given the continuing volatility in the global economy and the historical volatility experienced in the manufacturing market.

Sales in the Balancer segment decreased $759,000, or 15.5%, to $4.1 million for the six months ended November 30, 2012 compared to $4.9 million for the six months ended November 30, 2011. This decrease is primarily due to lower unit sales volumes in Asia, North America and other regions of the world offset by increases in Europe during the first half of Fiscal 2013. Sales in Asia decreased $522,000, or 28.4%, for the six months ended November 30, 2012 as compared to the six months ended November 30, 2011. North American sales decreased $189,000, or 7.9%, in the six months ended November 30, 2012 compared to the same period in the prior year. European sales increased $75,000, or 17.4%, in the first half of Fiscal 2013 compared to the first half of Fiscal 2012. Sales in other regions of the world decreased $123,000, or 54.1%, in the first half of Fiscal 2013 as compared to the same period in the prior year. These decreases across most geographies are due primarily to lower volumes of shipments.

Sales in the Measurement segment decreased $272,000, or 24.5%, to $841,000 in the three months ended November 30, 2012 compared to $1.1 million in the three months ended November 30, 2011. Sales of light-scatter laser-based surface measurement products in the three months ended November 30, 2012 decreased $192,000, or 59.8%, as compared to the same period in the prior year primarily due to lower volumes of surface roughness measurement products in the current year. Sales of laser-based distance measurement and dimensional sizing products decreased $148,000, or 31.6%, in the three months ended November 30, 2012 as compared to the same period in the prior year primarily due to lower volumes of shipments. Sales of remote tank monitoring products increased $68,000 to $101,000 during the second quarter of Fiscal 2013 as compared to the same period in the prior year. Given the recent volatility in these markets, future sales of laser-based measurement products cannot be forecasted with any certainty.

Sales in the Measurement segment increased $194,000, or 9.4%, to $2.3 million in the six months ended November 30, 2012 compared to $2.1 million in the six months ended November 30, 2011. Sales of remote tank monitoring products increased $302,000 to $388,000 during the first half of Fiscal 2013 as compared to the same period in the prior year. Sales of laser-based distance measurement and dimensional sizing products increased $121,000, or 8.7%, in the six months ended November 30, 2012 as compared to the same period in the prior year primarily due to higher volumes of shipments. Sales of light-scatter laser-based surface measurement products in the six months ended November 30, 2011 decreased $228,000, or 38.4%, as compared to the same period in the prior year primarily due to lower volumes of surface roughness measurement products in the current year.

Gross margin – Gross margin for the three months ended November 30, 2012 increased to 57.1% as compared to 42.2% for the three months ended November 30, 2011. Gross margin for the six months ended November 30, 2012 increased to 53.5% as compared to 45.7% for the six months ended November 30, 2011. These increases are due to a shift in the product sales mix toward higher margin products, lower sales volumes through the Asian distribution channels, which typically have higher discounts and lower margins, and the Company’s efforts to reduce the material costs from certain key suppliers.

Operating expenses – Operating expenses increased $90,000, or 5.8%, to $1.7 million for the three months ended November 30, 2012 as compared to $1.6 million for the three months ended November 30, 2011. General, administrative and selling expenses increased $3,000, or 0.2%, for the three months ended November 30, 2012 as compared to the same period in the prior year primarily due to higher sales and marketing expenses associated with the Company’s participation in a large trade show in September offset by lower commissions related to the decrease in sales. Research and development expenses increased $87,000, or 196.5%, to $131,000 as compared $44,000 in the same period in the prior year primarily due to higher personnel costs and higher material costs associated with new product development related to existing product lines.

Operating expenses increased $265,000, or 8.4%, to $3.4 million for the six months ended November 30, 2012 as compared to $3.1 million for the six months ended November 30, 2011. General, administrative and selling expenses increased $124,000, or 4.1%, for the six months ended November 30, 2012 as compared to the same period in the prior year primarily due to higher sales and marketing expenses associated with the Company’s largest trade show offset by lower professional fees. Research and development expenses increased $141,000, or 133.0%, as compared to the same period in the prior year primarily due to higher personnel costs and higher material costs associated with new product development related to existing product lines.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $0 for both of the three-month periods ended November 30, 2012 and 2011. Interest income was $1,000 for both of the six-month periods ended November 30, 2012 and 2011. Foreign currency exchange gains were $8,000 and $4,000 for the three months ended November 30, 2012 and 2011, respectively. Foreign currency exchange gains were $8,000 and $7,000 for the six months ended November 30, 2012 and 2011, respectively. Other income consisted of a $13,000 and $18,000 gain on the sales of fixed assets for the three and six months ended November 30, 2011, respectively.

Income tax provision – The Company’s effective tax rate on consolidated net income was 26.7% for the six months ended November 30, 2012. The Company’s effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2013 will be 6.7% due to the items noted above.

Net income – Net loss increased to $105,000, or $0.03 per diluted share, for the three months ended November 30, 2012 as compared to a net loss of $78,000, or $0.03 per diluted share, for the three months ended November 30, 2011. Net loss increased due primarily to lower sales, higher general, administrative and selling expenses and higher research and development expenses offset by higher gross profit during the three months ended November 30, 2012. Net income decreased to $16,000, or $0.01 per diluted share, for the six months ended November 30, 2012 as compared to net income of $59,000, or $0.02 per diluted share, for the six months ended November 30, 2011. Net income decreased due primarily to lower sales, higher general, administrative and selling expenses and higher research and development expenses offset by higher gross profit during the six months ended November 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $101,000 to $8.0 million as of November 30, 2012 from $7.9 million as of May 31, 2012. Cash and cash equivalents decreased $114,000 to $2.7 million as of November 30, 2012 from $2.8 million as of May 31, 2012.

Cash provided by operating activities totaled $35,000 for the six months ended November 30, 2012 as compared to cash used in operating activities of $242,000 for the six months ended November 30, 2011. The increase is primarily due to decreases in accounts receivable, offset by an increase in inventories and decreases in stock-based compensation, net income, accounts payable and other accrued liabilities.

At November 30, 2012, the Company had accounts receivable of $2.1 million as compared to $2.5 million at May 31, 2012. The decrease in accounts receivable of $386,000 is due to the timing of sales and collections during the first half of Fiscal 2013. Inventories increased $447,000 to $4.4 million as of November 30, 2012 compared to $4.0 million at May 31, 2012. The increase in inventories is due primarily to the timing of inventory receipts and the sale of the inventories. At November 30, 2012, total current liabilities decreased $188,000 to $1.3 million as compared to $1.5 million at May 31, 2012. The decrease is primarily due to decreases in accounts payable associated with the timing of payments and other accrued liabilities associated with a decrease in customer deposits, offset by higher accrued payroll liabilities associated with higher personnel costs.

During the six months ended November 30, 2012, net cash used in investing activities was $143,000, which consisted of additions to property and equipment. Additions to property and equipment consisted primarily of office and computer equipment and a new roof for one of our buildings.

The Company has a $2.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of November 30, 2012), or LIBOR plus 2.0% (2.21% as of November 30, 2012), and the agreement expires on March 1, 2014. There were no outstanding balances on the line of credit at November 30, 2012 and May 31, 2012.

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

The Xact tank monitoring system may not become commercially viable and we may not be able to meet manufacturing requirements of large orders

In May 2009, the Company announced the introduction of the Xact tank monitoring system for measuring fill levels of industrial liquefied propane tanks and communicating that data via satellite to a secure web site. Although the initial acquisition and further development of the Xact product has negatively impacted recent operating results, the product should allow the Company to enter new measurement markets and is expected to add sales and profits to the Company in future years. However, anticipated market demand for the Xact product may not materialize and additional product or market opportunities may not be identified and developed and brought to market in a timely and cost-effective manner. Also, the Company may not be able to meet the manufacturing requirements of large orders in a timely and cost-effective manner. All of this could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of November 30, 2012. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there was no outstanding balance as of November 30, 2012. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates and any other restrictions imposed on applicable currencies. For the three months ended November 30, 2012 and 2011, results of operations included gains on foreign currency translation of $8,000 and $4,000, respectively. For the six months ended November 30, 2012 and 2011, results of operations included gains on foreign currency translation of $8,000 and $7,000, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC. (Registrant)

Date: January 9, 2013	/s/ Jeffrey T Siegal
Jeffrey T Siegal, Chief Financial Officer and Treasurer