Form 10-Q
period 2013-02-28
SCHMITT INDUSTRIES INC
filed 2013-04-09
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of April 1, 2013

Common stock, no par value	2,990,910

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2013	May 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$2,339,885	$2,776,817
Accounts receivable, net of allowance of $26,596 and $26,720 at February 28, 2013 and May 31, 2012, respectively	2,098,229	2,493,889
Inventories	4,744,298	3,975,600
Prepaid expenses	156,185	186,489
Income taxes receivable	14,801	7,780

	9,353,398	9,440,575

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,805,951	1,723,273
Furniture, fixtures and equipment	1,288,211	1,247,720
Vehicles	121,835	121,835

	3,514,997	3,391,828
Less accumulated depreciation and amortization	(2,150,254)	(2,019,692)

	1,364,743	1,372,136

Other assets
Intangible assets, net	1,111,937	1,213,204

TOTAL ASSETS	$11,830,078	$12,025,915

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$703,227	$770,586
Accrued commissions	310,588	335,104
Accrued payroll liabilities	139,126	142,665
Other accrued liabilities	316,906	286,319

Total current liabilities	1,469,847	1,534,674

Long-term liabilities	—	7,500
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,990,910 shares issued and outstanding at both February 28, 2013 and May 31, 2012	10,346,891	10,279,636
Accumulated other comprehensive loss	(328,500)	(313,295)
Retained earnings	341,840	517,400

Total stockholders’ equity	10,360,231	10,483,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,830,078	$12,025,915

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28 AND 29, 2013 AND 2012

(UNAUDITED)

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
	2013	2012	2013	2012
Net sales	$2,796,429	$3,156,497	$9,179,353	$10,104,207
Cost of sales	1,438,831	1,616,534	4,405,579	5,389,802

Gross profit	1,357,598	1,539,963	4,773,774	4,714,405

Operating expenses:
General, administration and sales	1,366,587	1,448,818	4,523,320	4,481,536
Research and development	164,693	91,842	411,367	197,698

Total operating expenses	1,531,280	1,540,660	4,934,687	4,679,234

Operating income (loss)	(173,682)	(697)	(160,913)	35,171
Other income (expense)	(2,347)	6,901	6,080	33,031

Income (loss) before income taxes	(176,029)	6,204	(154,833)	68,202
Provision (benefit) for income taxes	15,075	(6,417)	20,727	(3,271)

Net income (loss)	$(191,104)	$12,621	$(175,560)	$71,473

Net earnings (loss) per common share:
Basic	$(0.06)	$0.00	$(0.06)	$0.02

Weighted average number of common shares, basic	2,990,910	2,939,281	2,990,910	2,910,401
Diluted	$(0.06)	$0.00	$(0.06)	$0.02

Weighted average number of common shares, diluted	2,990,910	2,964,892	2,990,910	2,937,019

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28 AND 29, 2013 AND 2012

(UNAUDITED)

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
	2013	2012	2013	2012
Net income (loss)	$(191,104)	$12,621	$(175,560)	$71,473
Other comprehensive income (loss), net of tax: Foreign currency translation adjustments	(24,648)	(4,390)	(15,205)	(49,661)

Comprenhensive income (loss)	$(215,752)	$8,231	$(190,765)	$21,812

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28 AND 29, 2013 AND 2012

(UNAUDITED)

	Nine Months Ended February 28 and 29,
	2013	2012
Cash flows relating to operating activities
Net income (loss)	$(175,560)	$71,473
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	260,379	256,723
Gain on disposal of property and equipment	—	(18,014)
Stock based compensation	67,255	149,278
(Increase) decrease in:
Accounts receivable	393,466	(58,885)
Inventories	(772,380)	(284,056)
Prepaid expenses	29,870	42,514
Income taxes receivable	(7,021)	(19,903)
Increase (decrease) in:
Accounts payable	(66,416)	(266,891)
Accrued liabilities and customer deposits	(3,966)	240,506

Net cash provided by (used in) operating activities	(274,373)	112,745

Cash flows relating to investing activities
Purchase of property and equipment	(152,010)	(269,113)
Proceeds from sale of property and equipment	—	47,180

Net cash used in investing activities	(152,010)	(221,933)

Cash flows relating to financing activities
Proceeds from exercise of stock options	—	114,064

Net cash provided by operating activities	—	114,064

Effect of foreign exchange translation on cash	(10,549)	(35,269)

Decrease in cash and cash equivalents	(436,932)	(30,393)
Cash and cash equivalents, beginning of period	2,776,817	2,760,506

Cash and cash equivalents, end of period	$2,339,885	$2,730,113

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$35,248	$16,632

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total
Balance, May 31, 2012	2,990,910	$10,279,636	$(313,295)	$517,400	$10,483,741
Stock-based compensation	—	67,255	—	—	67,255
Net loss	—	—	—	(175,560)	(175,560)
Other comprehensive loss	—	—	(15,205)	—	(15,205)

Balance, February 28, 2013	2,990,910	$10,346,891	$(328,500)	$341,840	$10,360,231

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2013 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2012 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2012. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2013.

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

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of February 28, 2013 and May 31, 2012, inventories consisted of:

Inventory classification

	February 28, 2013	May 31, 2012
Raw materials	$1,999,414	$1,638,280
Work-in-process	1,015,324	980,092
Finished goods	1,729,560	1,357,228

	$4,744,298	$3,975,600

Note 3:

LINE OF CREDIT

In February 2012, the Company extended its bank line of credit secured by U.S. accounts receivable, inventories and general intangibles through March 1, 2014 and raised the lending limit from $1.0 million to $2.0 million. Interest is payable at the bank’s prime rate (3.25% as of February 28, 2013) or LIBOR plus 2.0% (2.20% as of February 28, 2013). There were no outstanding balances on the line of credit at February 28, 2013 and May 31, 2012.

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the three and nine months ended February 28 and 29, 2013 and 2012, the value of all stock options granted using the Black-Scholes option pricing model. No stock options were issued during the nine months ended February 28 and 29, 2013 and 2012.

At February 28, 2013, the Company had a total of 281,666 outstanding stock options (228,330 vested and exercisable and 53,336 non-vested) with a weighted average exercise price of $4.16. The Company estimates that a total of approximately $23,000 will be recorded as additional stock-based compensation expense during the remainder of the year ending May 31, 2013 for all options that were outstanding as of February 28, 2013, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
41,666	$2.30	1.3	41,666	$2.30
160,000	3.65	8.3	106,664	3.65
5,000	5.80	2.7	5,000	5.80
75,000	6.16	5.2	75,000	6.16

281,666	$4.16	6.3	228,330	$4.28

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and nine months ended February 28, 2013 are summarized as follows:

	Three Months Ended February 28, 2013		Nine Months Ended February 28, 2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	281,666	$4.16	281,666	$4.16
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited/canceled	—	—	—	—

Options outstanding - February 28, 2013	281,666	$4.16	281,666	$4.16

Note 5:

EPS RECONCILIATION

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
	2013	2012	2013	2012
Weighted average shares (basic)	2,990,910	2,939,281	2,990,910	2,910,401
Effect of dilutive stock options	—	25,611	—	26,618

Weighted average shares (diluted)	2,990,910	2,964,892	2,990,910	2,937,019

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 9,594 and 11,924 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the three and nine months ended February 28, 2013, respectively.

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

On June 1, 2007, the Company adopted the provisions of ACS Topic 740. Other long-term liabilities related to tax contingencies were $0 and $7,500 as of February 28, 2013 and May 31, 2012, respectively. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of February 28, 2013 and May 31, 2012.

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

Effective Tax Rate

The effective tax rate on consolidated net loss was (13.4)% for the nine months ended February 28, 2013. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2013 will be approximately (60.3)% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing systems for the machine tool industry (Balancer) and laser-based and ultrasonic test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended February 28 and 29,
	2013		2012
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,023,483	$1,002,351	$2,412,507	$933,306
Intercompany sales	(213,564)	(15,841)	(181,924)	(7,392)

Net sales	$1,809,919	$986,510	$2,230,583	$925,914

Operating income (loss)	$68,552	$(242,234)	$270,113	$(270,810)

Depreciation expense	$35,448	$17,630	$37,751	$16,568

Amortization expense	$—	$33,659	$—	$33,659

Capital expenditures	$9,393	$—	$1,098	$7,027

	Nine Months Ended February 28 and 29,
	2013		2012
	Balancer	Measurement	Balancer	Measurement
Gross sales	$6,539,053	$3,288,795	$7,786,463	$3,038,822
Intercompany sales	(604,450)	(44,045)	(672,056)	(49,022)

Net sales	$5,934,603	$3,244,750	$7,114,407	$2,989,800

Operating income (loss)	$167,791	$(328,704)	$422,444	$(387,273)

Depreciation expense	$105,662	$53,741	$105,099	$50,648

Amortization expense	$—	$100,976	$—	$100,976

Capital expenditures	$49,223	$102,787	$127,648	$141,465

Geographic Information-Net Sales by Geographic Area

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
	2013	2012	2013	2012
North America	$1,948,358	$2,014,834	$6,040,977	$5,937,212
Europe	259,570	217,241	931,063	831,363
Asia	515,040	866,227	1,956,977	2,967,373
Other markets	73,461	58,195	250,336	368,259

Total Net Sales	$2,796,429	$3,156,497	$9,179,353	$10,104,207

	Three Months Ended February 28 and 29,
	2013		2012
	United States	Europe	United States	Europe
Operating income (loss)	$(142,189)	$(31,493)	$4,969	$(5,666)

Depreciation expense	$53,078	$—	$54,319	$—

Amortization expense	$33,659	$—	$33,659	$—

Capital expenditures	$9,393	$—	$8,125	$—

	Nine Months Ended February 28 and 29,
	2013		2012
	United States	Europe	United States	Europe
Operating income (loss)	$(96,811)	$(64,102)	$(2,865)	$38,036

Depreciation expense	$159,403	$	$155,747	$—

Amortization expense	$100,976	$—	$100,976	$—

Capital expenditures	$152,010	$—	$269,113	$—

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	February 28, 2013	May 31, 2012
Segment assets to total assets
Balancer	$5,354,559	$4,872,664
Measurement	4,120,833	4,368,654
Corporate assets	2,354,686	2,784,597

Total assets	$11,830,078	$12,025,915

Geographic assets to long-lived assets
United States	$1,364,743	$1,372,136
Europe	—	—

Total assets	$1,364,743	$1,372,136

Geographic assets to total assets
United States	$11,152,606	$11,246,431
Europe	677,472	779,484

Total assets	$11,830,078	$12,025,915

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

For the three months ended February 28, 2013, total sales decreased $360,000, or 11.4%, to $2.8 million compared to $3.2 million in the three months ended February 29, 2012. For the nine months ended February 28, 2013, total sales decreased $925,000, or 9.2%, to $9.2 million from $10.1 million in the nine months ended February 29, 2012. Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer segment sales decreased $421,000, or 18.9%, to $1.8 million for the three months ended February 28, 2013 compared to $2.2 million for the three months ended February 29, 2012. Balancer segment sales decreased $1.2 million, or 16.6%, to $5.9 million for the nine months ended February 28, 2013 compared to $7.1 million for the nine months ended February 29, 2012. These decreases in worldwide balancer sales are due to lower volumes of shipments, particularly to Asia. The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and remote tank monitoring products. Total Measurement segment sales increased $61,000, or 6.5%, to $987,000 for the three months ended February 28, 2013 compared to $926,000 for the three months ended February 29, 2012. The increase is primarily due to increases in volumes of remote tank monitoring product shipments offset by lower volumes of shipments of distance measurement and dimensional sizing laser-based products as compared to the same quarter in the prior year. Total Measurement segment sales increased $255,000, or 8.5%, to $3.2 million for the nine months ended February 28, 2013 compared to $3.0 million for the nine months ended February 29, 2012. The increase is primarily due to higher volumes of shipments of remote tank monitoring products and distance measurement and dimensional sizing laser-based products offset by decreases in shipments of laser-based light-scatter surface measurement products.

Operating expenses have decreased $9,000, or 0.6%, to $1.5 million for the three months ended February 28, 2013 from $1.5 million for the three months ended February 29, 2012. Operating expenses have increased $255,000, or 5.5%, to $4.9 million for the nine months ended February 28, 2013 from $4.7 million for the nine months ended February 29, 2012. General, administration and sales expenses have decreased $82,000, or 5.7%, to $1.4 million for the three months ended February 28, 2013 from $1.4 million for the same period in the prior year. General, administration and sales expenses have increased $42,000, or 0.9%, to $4.5 million for the nine months ended February 28, 2013 from $4.5 million for the same period in the prior year. Research and development expenses have increased $73,000, or 79.3%, to $165,000 for the three months ended February 28, 2013 from $92,000 for the three months ended February 29, 2012. Research and development expenses have increased $214,000, or 108.1%, to $411,000 for the nine months ended February 28, 2013 from $198,000 for the nine months ended February 29, 2012. Net loss was $191,000, or $0.06 per fully diluted share, for the three months ended February 28, 2013 as compared to net income of $13,000, or $0.00 per fully diluted share, for the three months ended February 29, 2012. Net loss was $176,000, or $0.06 per fully diluted share, for the nine months ended February 28, 2013 as compared to net income of $71,000, or $0.02 per fully diluted share, for the nine months ended February 29, 2012.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2012.

Discussion of Operating Results

	Three Months Ended February 28 and 29,
	2013		2012
Balancer sales	$1,809,919	64.7%	$2,230,583	70.7%
Measurement sales	986,510	35.3%	925,914	29.3%

Total sales	2,796,429	100.0%	3,156,497	100.0%
Cost of sales	1,438,831	51.5%	1,616,534	51.2%

Gross profit	1,357,598	48.5%	1,539,963	48.8%

Operating expenses:
General, administration and sales	1,366,587	48.9%	1,448,818	45.9%
Research and development	164,693	5.9%	91,842	2.9%

Total operating expenses	1,531,280	54.8%	1,540,660	48.8%

Operating loss	(173,682)	-6.2%	(697)	0.0%
Other income (expense)	(2,347)	-0.1%	6,901	0.2%

Income (loss) before income taxes	(176,029)	-6.3%	6,204	0.2%
Provision (benefit) for income taxes	15,075	0.5%	(6,417)	-0.2%

Net income (loss)	$(191,104)	-6.8%	$12,621	0.4%

	Nine Months Ended February 28 and 29,
	2013		2012
Balancer sales	$5,934,603	64.7%	$7,114,407	70.4%
Measurement sales	3,244,750	35.3%	2,989,800	29.6%

Total sales	9,179,353	100.0%	10,104,207	100.0%
Cost of sales	4,405,579	48.0%	5,389,802	53.3%

Gross profit	4,773,774	52.0%	4,714,405	46.7%

Operating expenses:
General, administration and sales	4,523,320	49.3%	4,481,536	44.4%
Research and development	411,367	4.5%	197,698	2.0%

Total operating expenses	4,934,687	53.8%	4,679,234	46.3%

Operating income (loss)	(160,913)	-1.8%	35,171	0.3%
Other income	6,080	0.1%	33,031	0.3%

Income (loss) before income taxes	(154,833)	-1.7%	68,202	0.7%
Provision (benefit) for income taxes	20,727	0.2%	(3,271)	0.0%

Net income (loss)	$(175,560)	-1.9%	$71,473	0.7%

Sales – Sales in the Balancer segment decreased $421,000, or 18.9%, to $1.8 million for the three months ended February 28, 2013 compared to $2.2 million for the three months ended February 29, 2012. This decrease is primarily due to lower unit sales volumes in Asia and North America offset in part by increases in Europe during the third quarter of Fiscal 2013. Sales in Asia decreased $376,000, or 45.9%, for the three months ended February 28, 2013 as compared to the three months ended February 29, 2012. North American sales decreased $70,000, or 5.9%, in the three months ended February 28, 2013 compared to the same period in the prior year. European sales increased $30,000, or 17.2%, in the third quarter of Fiscal 2013 compared to the third quarter of Fiscal 2012. Sales in other regions of the world decreased $5,000, or 9.9%, in the third quarter of Fiscal 2013 as compared to the same quarter in the prior year. These decreases across most geographies are due primarily to lower volumes of shipments. The levels of demand for our Balancer products in any of the geographic markets cannot be forecasted with any certainty given the continuing volatility in the global economy and the historical volatility experienced in the manufacturing market.

Sales in the Balancer segment decreased $1.2 million, or 16.6%, to $5.9 million for the nine months ended February 28, 2013 compared to $7.1 million for the nine months ended February 29, 2012. This decrease is primarily due to lower unit sales volumes in Asia, North America and other regions of the world offset in part by increases in Europe during the first nine months of Fiscal 2013. Sales in Asia decreased $898,000, or 33.8%, for the nine months ended February 28, 2013 as compared to the nine months ended February 29, 2012. North American sales decreased $259,000, or 7.3%, in the nine months ended February 28, 2013 compared to the same period in the prior year. European sales increased $105,000, or 17.4%, in the first nine months of Fiscal 2013 compared to the first nine months of Fiscal 2012. Sales in other regions of the world decreased $128,000, or 46.1%, in the first nine months of Fiscal 2013 as compared to the same period in the prior year. These decreases across most geographies are due primarily to lower volumes of shipments.

Sales in the Measurement segment increased $61,000, or 6.5%, to $987,000 in the three months ended February 28, 2013 compared to $926,000 in the three months ended February 29, 2012. Sales of remote tank monitoring products increased $107,000 to $176,000 during the third quarter of Fiscal 2013 as compared to the same period in the prior year. Sales of light-scatter laser-based surface measurement products in the three months ended February 28, 2013 increased $8,000, or 11.2%, as compared to the same period in the prior year primarily due to higher sales volumes of surface roughness measurement products in the current year. Sales of laser-based distance measurement and dimensional sizing products decreased $55,000, or 7.0%, in the three months ended February 28, 2013 as compared to the same period in the prior year primarily due to lower volumes of shipments. Given the recent volatility in these markets, future sales of Measurement products cannot be forecasted with any certainty.

Sales in the Measurement segment increased $255,000, or 8.5%, to $3.2 million in the nine months ended February 28, 2013 compared to $3.0 million in the nine months ended February 29, 2012. Sales of remote tank monitoring products increased $409,000 to $564,000 during the first nine months of Fiscal 2013 as compared to the same period in the prior year. Sales of laser-based distance measurement and dimensional sizing products increased $66,000, or 3.0%, in the nine months ended February 28, 2013 as compared to the same period in the prior year primarily due to higher volumes of shipments. Sales of light-scatter laser-based surface measurement products in the nine months ended February 29, 2012 decreased $220,000, or 32.9%, as compared to the same period in the prior year primarily due to lower volumes of surface roughness measurement products in the current year.

Gross margin – Gross margin for the three months ended February 28, 2013 decreased slightly to 48.5% as compared to 48.8% for the three months ended February 29, 2012. Gross margin for the nine months ended February 28, 2013 increased to 52.0% as compared to 46.7% for the nine months ended February 29, 2012. This increase for the nine months is primarily due to a shift in the product sales mix toward higher margin products, lower sales volumes through the Asian distribution channels, which typically have higher discounts and lower margins, and the Company’s efforts to reduce the material costs from certain key suppliers.

Operating expenses – Operating expenses increased $9,000, or 0.6%, to $1.5 million for the three months ended February 28, 2013 as compared to $1.5 million for the three months ended February 29, 2012. General, administrative and selling expenses decreased $82,000, or 5.7%, for the three months ended February 28, 2013 as compared to the same period in the prior year primarily due to lower personnel costs partially offset by higher sales and marketing expenses. Research and development expenses increased $73,000, or 79.3%, to $165,000 as compared to $92,000 in the same period in the prior year primarily due to higher personnel costs and higher material costs associated with new product development related to existing product lines.

Operating expenses increased $255,000, or 5.5%, to $4.9 million for the nine months ended February 28, 2013 as compared to $4.7 million for the nine months ended February 29, 2012. General, administrative and selling expenses increased $42,000, or

0.9%, for the three months ended February 28, 2013 as compared to the same period in the prior year primarily due to higher sales and marketing expenses associated with the Company’s largest trade show offset by lower personnel costs. Research and development expenses increased $214,000, or 108.1%, as compared to the same period in the prior year primarily due to higher personnel costs and higher material costs associated with new product development related to existing product lines.

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $0 for both of the three-month periods ended February 28 and 29, 2013 and 2012. Interest income was $1,000 for both of the nine-month periods ended February 28 and 29, 2013 and 2012. Foreign currency exchange gains (losses) were $(3,000) and $16,000 for the three months ended February 28 and 29, 2013 and 2012, respectively. Foreign currency exchange gains were $5,000 and $23,000 for the nine months ended February 28 and 29, 2013 and 2012, respectively. Other income included a $18,000 gain on the sales of fixed assets for the nine months ended February 29, 2012.

Income tax provision – The Company’s effective tax rate on consolidated net loss was (13.4)% for the nine months ended February 28, 2013. The Company’s effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2013 will be (60.3)% due to the items noted above.

Net income – Net loss increased to $191,000, or $0.06 per diluted share, for the three months ended February 28, 2013 as compared to net income of $13,000, or $0.00 per diluted share, for the three months ended February 29, 2012. Net loss increased due primarily to lower sales, lower gross profit, and higher research and development expenses offset in part by lower general, administrative and selling expenses during the three months ended February 28, 2013. Net loss increased to $176,000, or $0.06 per diluted share, for the nine months ended February 28, 2013 as compared to net income of $71,000, or $0.02 per diluted share, for the nine months ended February 29, 2012. Net loss increased due primarily to lower sales, higher general, administrative and selling expenses and higher research and development expenses offset by higher gross profit during the nine months ended February 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $22,000 to $7.9 million as of February 28, 2013 from $7.9 million as of May 31, 2012. Cash and cash equivalents decreased $437,000 to $2.3 million as of February 28, 2013 from $2.8 million as of May 31, 2012.

Cash used in operating activities totaled $274,000 for the nine months ended February 28, 2013 as compared to cash provided by operating activities of $113,000 for the three months ended February 29, 2012. The decrease is primarily due to increases in inventories and net loss and decreases in accounts payable, offset by decreases in accounts receivable and stock-based compensation.

At February 28, 2013, the Company had accounts receivable of $2.1 million as compared to $2.5 million at May 31, 2012. The decrease in accounts receivable of $396,000 is due to the timing of sales and collections during the first nine months of Fiscal 2013. Inventories increased $769,000 to $4.7 million as of February 28, 2013 compared to $4.0 million at May 31, 2012. The increase in inventories is due primarily to the timing of inventory receipts, the build-up of inventories for new products in anticipation of sales and the sale of the inventories. At February 28, 2013, total current liabilities decreased $65,000 to $1.5 million as compared to $1.5 million at May 31, 2012. The decrease is primarily due to decreases in accounts payable associated with the timing of payments.

During the nine months ended February 28, 2013, net cash used in investing activities was $152,000, which consisted of additions to property and equipment. Additions to property and equipment consisted primarily of office and computer equipment and a new roof for one of our buildings.

The Company has a $2.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of February 28, 2013), or LIBOR plus 2.0% (2.20% as of February 28, 2013), and the agreement expires on March 1, 2014. There were no outstanding balances on the line of credit at February 28, 2013 and May 31, 2012.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 28, 2013. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there was no outstanding balance as of February 28, 2013. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates and any other restrictions imposed on applicable currencies. For the three months ended February 28 and 29, 2013 and 2012, results of operations included gains (losses) on foreign currency translation of $(3,000) and $16,000, respectively. For the nine months ended February 28 and 29, 2013 and 2012, results of operations included gains on foreign currency translation of $5,000 and $23,000, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit	Description

3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the “Company”). Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

3.2	Second Restated Bylaws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Furnished herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: April 9, 2013	/s/ Jeffrey T Siegal
Jeffrey T Siegal, Chief Financial Officer and Treasurer