Form 10-K
period 2013-05-31
SCHMITT INDUSTRIES INC
filed 2013-08-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,404,500 based upon the closing price of $3.02 reported for such date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of July 31, 2013, the registrant had 2,990,910 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Introduction

Schmitt Industries, Inc. (the Company), an Oregon corporation, designs, manufactures and sells high precision test and measurement products for two main business segments: the Balancer Segment and the Measurement Segment. The Company designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines (the Balancer Segment). Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), an Oregon corporation, the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement for a wide variety of commercial applications, laser-based microroughness measurement products for the semiconductor wafer and hard disk drive industries and for other industrial applications, laser-based surface analysis and measurement products for a variety of scientific applications, and ultrasonic measurement products that accurately measure the liquid levels of propane tanks and transmit that data via satellite to a secure web site for display (the Measurement Segment). The Company also provides sales and service for Europe and parts of Asia through its wholly owned subsidiary, Schmitt Europe Limited (SEL), located in Coventry, England and through its sales representative office located in Shanghai, China. The Company’s corporate office is located at 2765 N.W. Nicolai Street, Portland, Oregon.

“SBS,” “SMS,” “Acuity,” “Xact,” “Lasercheck” and “AccuProfile” are registered trademarks owned by the Company.

Balancer Segment

The Company’s principal product line for this segment is the Schmitt Dynamic Balance System (SBS), which consists of a vibration sensor, a computer control unit, and a balance head that is placed either externally on the grinding wheel spindle with the use of a spindle mounted adaptor or internally inside the spindle bore. The control panel contains up to four slots for additional circuit boards designed for specific functions, such as manual balancing, balancing using hydro chambers and process monitoring, which involves the detection and analysis of high frequency noise, known as acoustic emission or AE, generated by the grinding process. SBS products are designed as economical yet highly precise measurement and control devices for permanent or portable installation on grinding machines that can detect and correct imbalance caused by vibration as small as 0.02 microns. Customers can also detect and analyze the AE signal generated during grinding or wheel dressing to help monitor and improve the grinding process. Customers include both end user operators as well as manufacturers of grinding machines worldwide for a wide variety of industries that utilize the grinding process, including the automotive, industrial, aerospace, and medical industries where specifications and operating tolerances on machined parts are increasingly precise.

The SBS system is fully automated, eliminating the need to pre-balance parts such as grinding wheels. This reduces machine setup time and ensures a smoother and more efficient grinding process. Operating on a principle of mass compensation for wheel imbalance, the balance head contains two movable eccentric weights, each driven by electric motors through a precision gear train. These weights are repositioned to offset any imbalance in a grinding wheel or other application. Imbalance or vibration is picked up by the vibration sensor that feeds the detected signal to the control unit, which filters the signal by revolutions per minute. The controller then automatically drives the balance head weights in a direction that reduces the amplitude of the vibration signal. The balance cycle is complete when the weights are positioned to achieve the lowest vibration level, as low as 0.02 microns.

The SBS System also includes an optional Acoustical Emission Monitoring System (AEMS), which uses proprietary acoustic sensor technology to monitor the very high frequency AE signals generated on the grinding machine during key events in the grinding process. The AEMS system allows rapid, automatic grinding wheel in-feed, right up to the point of initial contact of the grinding wheel with a new part loaded in the machine. The system can automatically detect the initial contact and very quickly report this event to the machine control, stopping the wheel in-feed without operator intervention. Part crash occurs when a part or fixture is incorrectly loaded into a grinding machine or some abnormal condition occurs. Rapid in-feed of the wheel may then result in a dangerous or expensive crash. The AEMS system allows the CNC control operating system on the machine to monitor the acoustic levels and detect any unexpected contact when it happens. The system then reports that abnormal contact and instructs the CNC program to stop the grinding process, usually within one millisecond.

Notable features of the SBS System include its ability to fit almost all grinding machines, ease of installation, compact and modular construction, ability to balance a wheel while on a machine, virtual elimination of wheel vibration, automatic monitoring of balancing, display in a variety of languages and in metric units of measurement, instrument grade calibration, short balance process, measurement of both displacement and/or velocity and minimal operator maintenance.

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

Precision grinding is necessary in major manufacturing areas including the automotive industry (gear trains, camshafts, crankshafts, valves), bearings (roller and tapered types), ceramics (precision shaping), electric motors (shafts), pumps (shafts and turbines), aircraft (engine parts such as turbine blades), and general manufacturing. Precision grinding has an established worldwide presence in all industrialized countries and is expanding as a method of material removal and part processing. Within the Company’s customer base for the SBS System, there are three major market segments:

Machine Tool Builders – These companies design and manufacture a variety of specialty application grinding machines. SBS Systems are distributed to markets throughout the world through machine tool original equipment manufacturers (OEMs), who incorporate the SBS System into their products.

Examples of some well-known worldwide machine tool builders who have offered and/or installed the SBS System include Shanghai Machine Tool Works (China), ANCA (Australia), Capco Machinery (U.S.), Drake

Manufacturing (U.S.), Ecotech/SMTW (China/U.S.), Erwin Junker (U.S.), Matrix Machine Tool (UK), Schleifring Group (Germany, China), Shaanxi Qinchuan Machinery Development Co. (China), Cinetic Landis Grinding (U.S.), Koyo Machinery (U.S., Japan), Micron Machinery Limited (Japan/U.S.), USACH Technologies (U.S.), Tschudin (U.S.) and Weldon Solutions (U.S.). The Company currently sells its products directly to major machine builders throughout the world.

Machine Tool Rebuilders – These customers, found in most, if not all, industrialized nations, develop their business by offering to completely update and refurbish older grinding machines. These rebuilders typically tear the old machine apart and install new components, such as the SBS System. The Company currently sells its products directly to major machine rebuilders throughout the world.

Grinding Machine Users – These end users become aware of the SBS System through trade shows, trade magazine advertising, distributors, field representatives, referrals and new machine suppliers. The Company’s business is conducted worldwide with some better known customers including: Black & Decker, Briggs and Stratton, Schaeffler, Caterpillar, Eaton, Emerson Power Transmission, Cummins Engine, Ford Motor Company, General Electric, General Motors, Ingersoll Rand, Komatsu, Sumitomo Heavy Industries, SKF Bearing Industries, Timken, TRW Automotive Components and Universal Bearing.

For the years ended May 31, 2013, May 31, 2012 and May 31, 2011 (Fiscal 2013, 2012 and 2011), net sales of the Company’s balancing products totaled $7.7 million, $9.3 million and $8.0 million, respectively. Net sales of balancing products accounted for 62%, 64% and 70% of the Company’s total sales in Fiscal 2013, 2012 and 2011, respectively. See Note 6 to Consolidated Financial Statements.

Competition

Management believes the SBS System is one of only a few fully automatic balancing systems marketed in the world. Competitors primarily come from Germany and Italy. These competitors produce electromechanical and water balancers and process control products similar to SBS. The Company’s primary competitors are Marposs S.p.A., MPM Micro Prazision Marx GmbH and Balance Systems S.r.l.

Pricing of the SBS system is intended to maintain the status of the SBS system as the premier product in the industry, offering a combination of best quality, reliability and performance together with superior economic value.

Measurement Segment

Within the Measurement Segment, the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement for a wide variety of commercial applications, laser-based microroughness measurement products for the semiconductor wafer and hard disk drive industries and for other industrial applications, laser-based surface analysis and measurement products for a variety of scientific applications, and ultrasonic measurement products that accurately measure the liquid levels of propane tanks and transmit that data via satellite to a secure web site for display.

Laser and White Light Sensors

These products include lasers utilizing both triangulation and time-of-flight methods of measurement, and confocal chromatic white light sensors that are used in a wide range of industrial applications including manufacturing, lumber production, steel casting, glass and paper production, medical imaging, crane control and micron-level part and surface inspection and are sold under the Acuity brand. Presently, there are 9 products offered under the Acuity brand: The AccuRange (AR) 1000, AR2500, AR3000 and AR4000 distance measurement sensors, the AR700, AR500 and AR200 series of triangulating laser displacement sensors, the AR CCS Prima, and the AccuProfile (AP) 820 laser line scanner. The Company designs, manufactures and sells the AR200, AR700 and AR4000 and designs, manufactures, and distributes the AR500, AR1000, AR2500, AR3000, AR CCS Prima and the AP820, primarily into North America.

The AR1000, AR2500 and AR3000 distance measurement lasers utilize pulsed time of flight measurement principles to accurately measure distances of up to 30 meters (up to 300 meters with retro-reflective tape) with the AR1000, up to 50 meters (500 meters with retro-reflective tape) with the AR2500 and up to 300 meters (3000 meters with retro-reflective tape) with the AR3000. Both products are highly versatile, being able to measure distances both indoors and outdoors. Applications include, but are not limited to, load confirmation, alignment, lumber positioning, crane monitoring, fill level measurement, velocity measurement and laser altimeter.

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

The AR700 is a triangulation laser displacement sensor that provides superior performance in terms of accuracy, repeatability, and sample speed. The AR700 boasts output speeds up to 9400 Hz and resolutions as a micron. The laser will output 9400 distance readings in a single second. The unit is also very compact, measuring approximately 80% smaller than its predecessor, the AR600. Model variations permit applications up to 50 inches in range. Applications include high speed road profiling, product dimensional or thickness measurement, rubber thickness measurement, lumber or plywood thickness measurement, carton dimensioning and product positioning.

The AR500 is a compact triangulation laser displacement sensor that provides accurate measurements (+/- 0.15% linearity) at high speeds (standard to 9400 Hz, high speed option up to 56K Hz). The same compact enclosure houses models with ranges from 5 to 1000 millimeters. Sensor options include blue laser diodes, faster speeds and cooling jackets. Applications include radiating surfaces and high speed applications such as road texture, ballistics and high speed event monitoring.

The AR200 line is the Company’s most compact series of triangulating laser displacement sensors. Four models cover metric measurement ranges from 6 to 100 millimeters. All models boast a 1/500 accuracy rating for measurements within twelve microns. The AR200 sensor is the only sensor of its kind to feature pushbutton selection of output signals. All models are standard with analog, limit switch and serial outputs. The AR200 sensors, much like the longer-range AR700 sensors, project a beam of visible laser light that creates a spot on the target surface. Reflected light from the surface is viewed from an angle by a line scan camera and the target’s distance is computed from the image pixel data. The AR200-6M, -12M, -25M, -50M, and -100M have ranges in millimeters that match their model number. The AR200 displacement sensor cannot be overloaded and measures accurately even when a mirror reflects the entire light beam back to the detector.

The AR CCS Prima white light confocal-chromatic displacement sensor is the most precise measurement system from Acuity. Using a novel optical principle of measuring the reflected light’s component wavelengths, these confocal sensors measure distance and position to within nanometers. These compact probes can measure to opaque, shiny or even transparent surfaces. Unlike the other Acuity distance sensors, the Prima Confocal systems are comprised of an optical measurement “pen” and a separate controller. This controller houses all of the electronics, light source, etc. Only emitted white light and reflected signals are passed between the pen and the controller via a thin fiber-optic transmission cable. The Confocal-Chromatic Sensors (CCS) are offered in a variety of measurement ranges and standoff distances, each with a corresponding resolution. The shortest-range models resolve to 5 nanometers of height change.

The AP820 is a two-dimensional laser scanner that measures surface height profiles by projecting a beam of visible laser light that creates a line on a targeted surface. The AP820 is a highly accurate sensor for industrial surface dimensional and measurement applications. The scanner quickly and accurately generates low-noise 2D or 3D profile scans of objects, surfaces or scenes. The sensor automatically adjusts laser power and detector exposure to compensate for varying surface conditions. Typical scanner applications include weld gap tracking and weld bead profiling, positional control of objects and surfaces, tire profiling, wheel profiling, surface profiling, 3D profile generation and dimensional measurement.

Surface Roughness Measurement Products

These products use a patented technology using laser light scatterometry to perform rapid, accurate, repeatable, non-destructive and non-contact surface measurement tests that quantify surface micro-roughness. The technology is extremely precise, measuring surface roughness at the molecular (sub-Angstrom) level. Products are sold to manufacturers of hard disk drives, semiconductors, silicon wafers and optical products and industries involved in fabrication processes that require precise and reliable measurements.

Computer hard disk drives require exact manufacturing control and a narrow tolerance band for acceptable roughness, with surface roughness outside that narrow band resulting in a reduction in data density or storage capacity. The Company’s technology simultaneously measures disk surface roughness in two directions, radially, when the read/write head is moving to another disk sector, and circumferentially, when the read/write head is processing information on the disk. The two separate roughness levels are required for proper head operation. The Company believes the precise measurement methods provided by its products are not possible through any other cost-effective measurement means.

The Company’s product for the disk industry is the TMS (Texture Measurement System) 2000-RC, an accurate non-contact texture measurement system. The product (used on aluminum substrates) is currently used worldwide by most major disk drive manufacturers, providing fast, accurate and repeatable microroughness measurements while quadrupling production throughput when compared to other testing devices. Surface roughness can be measured to levels below 0.5 Angstroms. An Angstrom (Å) is a unit of measure equal to 1 hundred-millionth of a centimeter (the point of a needle is one million Angstroms in diameter).

Customers include Hitachi/IBM, Seagate Substrates, Western Digital Showa Denko, MMC and Komag.

The Company offers two products devoted to the silicon wafer industry: the TMS-2000W-RC and TMS-3000W-RC. Both products provide fast, accurate, repeatable measurements for manufacturers of silicon wafers, device quality semiconductors and memory devices. This industry demands manufacturing precision to increase performance and capacity and these products help achieve those goals. Silicon wafers are carefully cut and polished to provide the base upon which a computer or memory chip is produced. Therefore, chip manufacturing is extremely dependent on the beginning surface roughness of the wafer. Since all silicon wafers exhibit a microscopic level of surface roughness stemming from production techniques such as chemical deposition, grinding, polishing and etching, some method of measuring surface roughness is required. The Company’s wafer measurement products provide a way for customers to quantify and control their manufacturing process. The system provides measurements to less than 0.5 Å.

The Company also offers the Lasercheck line of surface roughness measurement gauges. Lasercheck is a unique laser-based non-contact roughness gauge incorporating patented laser light-scatter technology that can make precise and repeatable surface roughness measurements in the 0.025 to 2 micron (<1.0 to 80 micro inches) range. Lasercheck provides high-speed in-process measurements in a fraction of a second and is optimized for surface measurements of ground, sanded, polished, hone, super-finished and shot-blasted surfaces.

Laser Light-Scatter Surface Measurement Products

The Company’s CASI (Complete Angle Scatter Instrument) Scatterometers are sold to companies and institutions involved in scientific research and development. The CASI Scatterometer uses visible, ultraviolet or infrared laser light as a nondestructive probe to measure surface quality, optical performance, smoothness, appearance, defects and contamination on a wide variety of materials. These products are scientific measurement instruments providing customers with molecular-level precision in roughness measurement of optical surfaces, diffuse materials, semiconductor wafers, magnetic storage media and precision-machined surfaces, as well as surfaces affecting the cosmetic appearance of consumer products.

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

Competition

Management believes the TMS and Lasercheck surface measurement products are two of only a few systems that provide fast, accurate, repeatable non-contact microroughness measurements for a wide variety of commercial customers including computer hard disk and silicon wafer manufacturers. The Company believes its surface measurement products are currently the only systems that can provide measurements as low as a few hundredths of an Å with reproducibility +/- 0.2Å or 1% and repeatability of +/-0.1Å. There are differences between our surface measurement products and other optical techniques (which include profilometers, scanning tunneling microscopes, atomic force microscopes or interferometers). These other technologies require the intervention of a skilled operator and perform measurements relatively slowly, whereas our surface measurement products are much simpler and, consequently, can make measurements more rapidly while still maintaining excellent repeatability and accuracy. Stylus profilometers are simpler devices that require less skilled operators. However, measurements must be conducted under vibration isolation conditions, and large areas require numerous scans; thus, stylus profilometers are generally destructive to soft materials such as most coated optics.

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

Remote Tank Monitoring Products

The Company’s newest product line is called the Xact Tank Monitoring System, which provides remote fuel level monitoring of propane tanks, large or small, anywhere in the world. Accessing accurate fuel level information is essential to effectively manage inventory, improve delivery efficiency, reduce operating costs and increase profitability, and justify capital expenditures. The Xact system utilizes an ultrasonic sensor that is applied externally to the tank to calculate the fill level inside the tank with great accuracy (+/- 2% for large tanks, +/- 1% for small tanks). For smaller tanks that are difficult to access or where the precise accuracy provided by the ultrasonic sensor is not as important, Xact also offers a sensor that is affixed to the dial of a preinstalled float gauge (known as a “gauge reader”) which detects the fill level that is reported by the gauge. Float gauges have a typical accuracy of +/- 8% to 12%. Tank fill data is then transmitted via the Globalstar® satellite network to a secure website for display. There is no reliance on phone land lines or cellular networks and therefore no dropped data. The use of satellite telemetry permits monitoring of any tank anywhere in the world. With the Xact system, minimum or maximum alarm or fill levels can be set to automatically notify operators by email anytime a particular tank reading exceeds thresholds or needs refilling. The Xact system can be used to monitor tanks as small as 125 gallons (473 liters) and as large as 90,000 gallons (340,686 liters). With Xact, operators can obtain timely and accurate readings of inventory levels and tank refill requirements instantly.

There are three main components to the Xact Tank Monitoring System:

Tank Sensor

The Xact ultrasonic sensor incorporates patented technology and is externally mounted to the bottom of the propane tank. The sensor produces a small electrical pulse, or a “ping,” that travels through the tank’s steel shell, which is reflected off the bottom surface of the liquid stored in the tank in the form of an echo that is detected by the sensor. The time of flight between the “ping” and the echo, which is measured in milliseconds, is then calculated to determine, based upon additional data regarding tank size and shape, the volume of liquid the tank contains. This information is then remotely transmitted via a satellite radio transmitter. For smaller tanks that are difficult to access or where the precise accuracy provided by the ultrasonic sensor is not as important, Xact also offers a sensor that is affixed to the dial of a preinstalled float gauge (known as a “gauge reader”) and which detects the fill level that is reported by the gauge and transmits that data by satellite in the same manner as the ultrasonic sensor. Float gauges have a typical accuracy range of +/- 8% to 12%.

Satellite Radio Transmitter

The Xact radio transmitter is placed on the top of the tank and is connected by cable to the tank sensor or gauge reader. The satellite transmitter transmits the tank data using the GlobalStar® satellite network to a GlobalStar® ground station and then to the Xact secure website where the tank data is displayed or is automatically directed to a customer’s automated inventory or delivery management system.

Xact Website

The Xact website is a secured location providing controlled access to the tank data for each customer’s various tank locations. The tank fill level data and geometry of the tank are used to calculate and display the precise fill level at predetermined measurement times along with additional information such as temperature, battery status, GPS coordinates and map location, fill levels that trigger email notification and the list of email recipients. In addition to the data being displayed on the website, the data can also be automatically directed to a customer’s automated inventory or delivery management system for full automation of the delivery process. Operators can now obtain highly accurate readings and tank information from even the most remote tanks conveniently and cost-effectively using their desktop computer, laptop, tablet or smart phone.

Benefits

Benefits of using the Xact Tank Monitoring System include external mounting with no reliance on existing mechanical gauges when using the ultrasonic sensors, tank fill data is sent directly and instantly from the tank to the user via satellite, no reliance on telephone lines or cellular networks and no dropped data, temperature adjusted readings for accuracy within +/- 2% for large tanks and +/- 1% for smaller tanks when using the ultrasonic sensor, user-set alarm levels and automatic low tank-level messaging via email or cell phone, the ability to operate in a wide range of operating environments from -40ºC to 60ºC, long battery life, quick and easy installation, secure data transmission via satellite, the ability to integrate directly into delivery scheduling management systems and the ability to monitor any tank anywhere in the world.

Customers

Customers of the Xact Tank Monitoring System include large, regional and local propane distributors, such as Superior Propane (Canada), Suburban Propane (U.S.), AmeriGas (U.S.), Pacific Propane (U.S.) and ThermoGas (Mexico). The Company is focusing its business development efforts on the propane industry in the United States, Canada, Mexico, Central and South America and ultimately intends to expand its business development efforts to include other global markets such as Europe, Africa and India.

Competition

Management believes that the Xact Tank Monitoring System offers the only ultrasonic sensor specifically designed to provide independent precise tank level calculation while most other competitors utilize gauge-reading technology, which reads the tank fill level from a pre-installed float gauge and is less accurate. Competitors offer telemetry options based on cellular or closed loop communication networks whereas Xact telemetry is satellite based. Competitors include, but are not limited to, Independent Technologies, Inc. (Wesroc), NasCorp (SkyTracker), WacnGo, Silicon Controls, TankLink, Centeron, TankScan and Enertrack.

In Fiscal 2013, 2012 and 2011, net sales of Measurement products totaled $4.7 million, $5.2 million and $3.5 million, respectively, and accounted for 38%, 36% and 30% of the Company’s total sales in Fiscal 2013, 2012 and 2011, respectively. See Note 6 to Consolidated Financial Statements.

Sales by Geographic Area

In Fiscal 2013, 2012 and 2011, the Company recorded net sales of its products in the United States, its country of domicile, of $7.4 million, $8.1 million and $5.6 million, respectively. Net sales in the last three fiscal years by geographic areas were:

	North America	Europe	Asia	Others
Fiscal 2013	$8,413,970	$1,192,049	$2,499,593	$346,640
Fiscal 2012	$9,074,152	$1,145,449	$3,814,656	$402,765
Fiscal 2011	$6,037,847	$1,130,480	$3,990,371	$334,161

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

In North America and Asia, products are shipped directly to customers from the Company’s factory in Portland, Oregon. Where the Company has distributors, the product is shipped to the distributor, who in turn pays the Company directly and then delivers and installs the product for the end user. European distribution to customers is handled by shipping the product directly from the Company’s Portland headquarters to its European subsidiary in the United Kingdom, which in turn sells and distributes the products.

Measurement Segment Products

Similar to the Balancer Segment, the Measurement Segment uses a variety of methods to market and sell its products. First, sales and marketing managers direct the overall worldwide marketing efforts for surface measurement, laser and white light sensor and remote tank monitoring products. Second, both a marketing manager and a sales manager direct the overall worldwide marketing and sales efforts for distance measurement and dimensional sizing products. Third, the Company uses distributors for international markets for the promotion and sale of surface measurement products in China, Taiwan, Japan and Korea. The Xact product line utilizes two business development personnel, in addition to distributors for selected markets.

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

While the Company pursues patent, trademark, trade secret and copyright protection for products and various trademarks, it also relies on know-how and continuing technology advancement, manufacturing capabilities, affordable high-quality products, new product introduction and direct marketing efforts to develop and maintain its competitive position.

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of its business segments. The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments. For example, in the past fiscal year, the Company has developed and introduced the SB-2000, a dual plane manual balancing system, a control card to control the dressing process of grinding wheels, and a new vibration sensor and internal balancer design. The Company has also introduced several new laser products under the Acuity line.

During Fiscal 2013, 2012 and 2011, the Company’s research and development expense totaled $573,000, $318,000 and $504,000, respectively.

Employees

As of July 31, 2013, the Company employed 50 individuals worldwide on a full-time basis. There were also four part-time or temporary employees. None of the Company’s employees is covered by a collective bargaining agreement.

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

The general economic conditions and uncertainties may adversely affect the Company’s business, operating results and financial condition

The Company’s operations and performance depend significantly on worldwide economic conditions, particularly in the manufacturing and automotive sectors in the U.S. and Asia, and their impact on levels of capital investment, which have deteriorated significantly in the past and may become depressed, or be subject to further deterioration. Economic factors that could adversely influence demand for the Company’s products include uncertainty about global economic conditions leading to reduced levels of investment, customers’ and suppliers’ access to credit, unemployment and other macroeconomic factors affecting commercial and industrial spending behavior.

The past distress in the global financial markets and global economy has resulted in reduced liquidity and a tightening of credit markets. As a result of these conditions, the Company could experience several potential adverse effects, including the inability of customers to obtain credit to finance purchases of the Company’s products, the insolvency of customers resulting in reduced sales and bad debts, and the insolvency of key suppliers resulting in product development and production delays.

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

The Company’s efforts to accelerate growth of the Xact Tank Monitoring System may not be successful

In May 2009, the Company announced the introduction of the Xact Tank Monitoring System for measuring fill levels of industrial liquefied propane tanks and communicating that data via satellite to a secure web site. Although the initial acquisition and further development of the Xact product have negatively impacted recent operating results, the product should allow the Company to enter new measurement markets and is expected to add sales and profits to the Company in future years. However, the rate of growth of Xact sales has not been as rapid as initially forecasted. The Company’s efforts to accelerate the growth of Xact may not be successful, anticipated market demand for the product may not materialize, and additional product or market opportunities may not be identified and developed and brought to market in a timely and cost-effective manner. Also, the Company may not be able to meet the manufacturing requirements of large orders in a timely and cost-effective manner. All of this could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

New products may not be developed to satisfy changes in consumer demands

The failure to develop new products or enhance existing products or react to changes in existing technologies, could materially delay development of new products, which could result in decreased revenues and a loss of market share to competitors. Financial performance depends on the ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. New product opportunities may not be identified and developed and brought to market in a timely and cost-effective manner. Products or technologies developed by other companies may render products or technologies obsolete or noncompetitive, or a fundamental shift in technologies in the product markets could have a material adverse effect on the Company’s competitive position within historic industries.

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

The Company maintains a significant investment in inventories in anticipation of future sales

The Company believes it maintains a competitive advantage by shipping product to its customers more rapidly than its competitors. As a result, the Company has a significant investment in inventories. These inventories are recorded using the lower of cost or market method, which requires management to make certain estimates. Management evaluates the recorded inventory values based on customer demand, market trends and expected future sales, and changes these estimates accordingly. A significant shortfall of sales may result in carrying higher levels of inventories of finished goods and raw materials thereby increasing the risk of inventory obsolescence and corresponding inventory write-downs. As a result, the Company may not carry adequate reserves to offset such write-downs.

The Company’s existing cash and credit facilities may not be sufficient to fund future growth

The Company had an operating line of credit of $2.0 million and a cash balance of $1.9 million as of May 31, 2013; as of that date, the Company had no outstanding balance on its line of credit. The Company believes that its existing cash and investments combined with the cash from operating activities will be sufficient to meet its cash requirements for the near term. However, if sales continue to weaken and the Company is unable to reduce its operating costs in a timely manner, the Company may have to continue to reduce its cash balance or draw on its line of credit, both of which could significantly impact the liquidity or operations of the Company.

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

Failure to protect intellectual property rights could adversely affect future performance and growth

Failure to protect existing intellectual property rights may result in the loss of valuable technologies or paying other companies for infringing on their intellectual property rights. The Company relies on patent, trade secret, trademark and copyright law to protect such technologies. There is no assurance any of the Company’s U.S. patents will not be invalidated, circumvented or challenged by, or licensed to other companies.

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

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings totaling approximately 40,500 square feet. SEL occupies a 1,080-square foot facility in Coventry, England pursuant to a three-year lease, renewable for an additional three-year period, beginning March 29, 2011 with a basic monthly rent of £917 (approximately $1,400 as of May 31, 2013).

Item 3.	Legal Proceedings

There are no material legal proceedings currently pending against the Company.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “SMIT.”

The following tables set forth the high and low closing prices of the Company’s Common Stock as reported on the NASDAQ Capital Market for the periods indicated.

Year Ended May 31, 2012	High	Low
First Quarter	$3.87	$3.18
Second Quarter	$4.00	$3.20
Third Quarter	$3.75	$3.10
Fourth Quarter	$3.65	$3.06

Year Ended May 31, 2013	High	Low
First Quarter	$3.75	$3.26
Second Quarter	$3.55	$2.90
Third Quarter	$3.03	$2.90
Fourth Quarter	$3.02	$2.70

As of July 31, 2013, there were 2,990,910 shares of Common Stock outstanding held by approximately 80 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 900 individual holders of shares of Common Stock.

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

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2013:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	a	b	c
Equity compensation plans approved by security holders	301,666	$4.06	45,000
Equity compensation plans not approved by security holders	—	—	—

	301,666	$4.06	45,000

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

In thousands, except per share information

Year Ended	5/31/13	5/31/12	5/31/11	5/31/10	5/31/09
Sales	$12,452	$14,437	$11,493	$6,806	$9,501
Net Income (Loss)	$(540)	$77	$(205)	$(1,711)	$(2,154)
Net Income (Loss) Per Share, Basic	$(.18)	$.03	$(.07)	$(.59)	$(.75)
Weighted Average No. Shares, Basic	2,991	2,930	2,895	2,887	2,870
Net Income (Loss) Per Share, Diluted	$(.18)	$.03	$(.07)	$(.59)	$(.75)
Weighted Average No. Shares, Diluted	2,991	2,944	2,895	2,887	2,870
Stockholders’ Equity	$10,015	$10,484	$10,157	$10,121	$11,718
Total Assets	$11,625	$12,026	$11,589	$11,352	$12,624
Long-term Debt (including current portion)	$—	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. (the Company), an Oregon corporation, designs, manufactures and sells high precision test and measurement products for two main business segments: the Balancer Segment and the Measurement Segment. The Company designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines (the Balancer Segment). Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), an Oregon corporation, the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement for a wide variety of commercial applications, laser-based microroughness measurement products for the semiconductor wafer and hard disk drive industries and for other industrial applications, laser-based surface analysis and measurement products for a variety of scientific applications, and ultrasonic measurement products that accurately measure the liquid levels of propane tanks and transmit that data via satellite to a secure web site for display (the Measurement Segment). The Company also provides sales and service for Europe and parts of Asia through its wholly owned subsidiary, Schmitt Europe Limited (SEL), located in Coventry, England and through its sales representative office located in Shanghai, China.

For the fiscal year ended May 31, 2013 (Fiscal 2013), total sales decreased $2.0 million, or 13.7%, to $12.4 million from $14.4 million in the fiscal year ended May 31, 2012 (Fiscal 2012). Balancer Segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer sales decreased $1.6 million, or 16.7%, to $7.7 million in Fiscal 2013 compared to $9.3 million in Fiscal 2012. The Fiscal 2013 decrease in balancer sales is due to lower volumes of shipments into Asia, primarily China, and also to a lesser extent into North America. The decreases in Asia and North America are due to a reduction in orders as economic growth in China has slowed and the uncertainty regarding the U.S. economy continues to have a negative impact on manufacturing in the markets we serve. The Measurement Segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and remote tank monitoring products. Total Measurement sales decreased $434,000, or 8.4%, to $4.7 million in Fiscal 2013 compared to $5.2 million in Fiscal 2011. The decrease is primarily due to lower volumes of sales of laser-based surface measurement products.

Operating expenses increased $372,000, or 5.9%, to $6.7 million in Fiscal 2013 from $6.3 million in Fiscal 2012. General, administrative and sales expenses increased $116,000, or 1.9%, in Fiscal 2013 to $6.1 million as compared to $6.0 million in the prior fiscal year. Research and development expenses increased $255,000, or 80.3%, to $573,000 in Fiscal 2013 from $318,000 in Fiscal 2012.

Net loss was $540,000, or $0.18 per fully diluted share, for the year ended May 31, 2013 as compared to net income of $77,000, or $0.03 per fully diluted share, for the year ended May 31, 2012.

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

Allowance for Doubtful Accounts – The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided.

Inventories – Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required.

Deferred Taxes – The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax assets can be fully utilized.

Intangible Assets – Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future undiscounted net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.

Recently issued accounting pronouncements

Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Year Ended May 31,
	2013		2012		2011
Balancer sales	$7,714,122	61.9%	$9,265,008	64.2%	$8,011,179	69.7%
Measurement sales	4,738,130	38.1%	5,172,014	35.8%	3,481,680	30.3%

Total sales	12,452,252	100.0%	14,437,022	100.0%	11,492,859	100.0%
Cost of sales	6,357,452	51.1%	8,094,386	56.1%	5,887,207	51.2%

Gross profit	6,094,800	48.9%	6,342,636	43.9%	5,605,652	48.8%

Operating expenses:
General, administration and sales	6,083,611	48.9%	5,967,359	41.3%	5,297,083	46.1%
Research and development	573,461	4.6%	317,993	2.2%	504,251	4.4%

Total operating expenses	6,657,072	53.5%	6,285,352	43.5%	5,801,334	50.5%

Operating income (loss)	(562,272)	(4.5%)	57,284	0.4%	(195,682)	(1.7%)
Other income (expense)	14,106	0.1%	37,260	0.3%	(8,042)	(0.1%)

Income (loss) before income taxes	(548,166)	(4.4%)	94,544	0.7%	(203,724)	(1.8%)
Provision for income taxes	(8,284)	(0.1%)	17,123	0.1%	1,659	0.0%

Net income (loss)	$(539,882)	(4.3%)	$77,421	0.5%	$(205,383)	(1.8%)

Sales – Sales in the Balancer Segment decreased $1.6 million, or 16.7%, to $7.7 million for Fiscal 2013 compared to $9.3 million for Fiscal 2012. This decrease is primarily due to lower volumes of shipments into Asia, particularly China, and also to a lesser extent to North America. North American sales decreased $311,000, or 6.7%, in Fiscal 2013 compared to Fiscal 2012. Sales into Asia decreased $1.2 million, or 34.7%, in Fiscal 2013 compared to the prior year. Sales into Europe increased $34,000, or 3.8%, in Fiscal 2013 compared to Fiscal 2012. Sales in other regions of the world decreased $75,000, or 24.9%, during Fiscal 2013 as compared to the prior year. The decreases in Asia and North America are due to a reduction in orders as economic growth in China has slowed and the uncertainty regarding the U.S. economy continues to have a negative impact on manufacturing in the markets we serve. The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in this market.

Sales in the Measurement Segment decreased $434,000, or 8.4%, to $4.7 million in Fiscal 2013 compared to $5.2 million in Fiscal 2012. Sales of laser-based distance measurement and dimensional-sizing products decreased $380,000, or 10.9%, primarily due to a large sale during the fourth quarter of Fiscal 2012 that was not repeated in the fourth quarter of Fiscal 2013. Sales of remote tank monitoring products increased $296,000 to $877,000 during Fiscal 2013 due to the higher volume of shipments and the developing monitoring revenues associated with unit sales. Sales of laser-based surface measurement products decreased $361,000, or 40.8%, primarily due to slowing demand for these products. Future sales of laser-based or ultrasonic measurement products cannot be forecasted with any certainty given the historical volatility experienced in this market.

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

Gross margin – Gross margin in Fiscal 2013 increased to 48.9% compared to 43.9% in Fiscal 2012. This increase is primarily due to the impact of lower sales volumes through the Asian distribution channels, which typically have higher discounts and lower margins, and as a result of the Company’s efforts to reduce the material costs from certain key suppliers and a shift in the product sales mix towards higher margin products. Gross margin in Fiscal 2012 decreased to 43.9% compared to 48.8% in Fiscal 2011. This decrease is primarily due to higher inventory reserves associated with an end-of-life SBS balancer product, higher labor and overhead costs related to the increased sales volumes offset by a reduction in inventory component costs.

Operating expenses – Operating expenses increased $372,000, or 5.9%, to $6.7 million for Fiscal 2013 compared to $6.3 million in Fiscal 2012. General, administrative and sales expenses increased $116,000, or 1.9%, to $6.1 million in Fiscal 2013 compared to $6.0 million in the prior year. This increase is due primarily to higher expenses associated with an international trade show that occurs every two years. Research and development expenses increased $255,000, or 80.3%, to $573,000 in Fiscal 2013 compared to $318,000 in Fiscal 2012. The increase in research and development expense is primarily due to new product development and product enhancements related to existing product lines.

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

Other income – Other income consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $1,000, $2,000 and $4,000 in Fiscal 2013, 2012 and 2011, respectively. Interest income has decreased due to lower average cash and investment balances and lower interest rates. Foreign currency exchange gain was $13,000 and $18,000 in Fiscal 2013 and 2012, respectively. Foreign currency exchange loss was $10,000 in Fiscal 2011. The foreign currency exchange gain (loss) fluctuated with the strength of foreign currencies against the U.S. dollar during the respective periods. In Fiscal 2012, other income consisted of an $18,000 gain on the sale of fixed assets.

Income tax provision – The effective tax rate in Fiscal 2013 was 1.5%. The effective tax rate on consolidated net loss in Fiscal 2013 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting offset by tax credits related to research and experimentation expenses. The effective tax rate in Fiscal 2012 was 18.1%. The effective tax rate on consolidated net income in Fiscal 2012 differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting, offset by tax credits related to research and experimentation expenses. The effective tax rate on consolidated net loss was (0.8)% for Fiscal 2011. The Company’s effective tax rate on consolidated net loss differs from the federal statutory rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes, offset by tax credits related to research and experimentation expenses.

Net income – Net income decreased $617,000 to a net loss of $540,000, or $0.18 per diluted share, for Fiscal 2013 as compared to net income of $77,000, or $0.03 per diluted share, for Fiscal 2012. Net income decreased due primarily to lower sales and related gross profit, higher research and development expenses and higher general, administrative and selling expenses, offset by higher gross margin percentage during Fiscal 2013. Net income increased $283,000 to net income of $77,000, or $0.03 per diluted share, for Fiscal 2012 as compared to a net loss of $205,000, or $0.07 per diluted share, for Fiscal 2011. Net income increased due primarily to higher sales and related gross profit and lower research and development expenses, offset by higher general, administrative and selling expenses and a lower gross margin percentage during Fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $304,000 to $7.6 million as of May 31, 2013 compared to $7.9 million as of May 31, 2012. Cash and cash equivalents decreased $868,000 from May 31, 2012 to $1.9 million as of May 31, 2013.

Cash used in operating activities was $679,000 in Fiscal 2013 as compared to cash provided by operations of $163,000 in Fiscal 2012. The increase in the amount of cash used for operating activities is primarily due to the impact of the Fiscal 2013 net loss and the increase in inventory, offset by the decrease in accounts receivable.

At May 31, 2013, accounts receivable decreased $513,000 to $2.0 million compared to $2.5 million as of May 31, 2012. The decrease in accounts receivable is due to the decrease in sales during Fiscal 2013. Inventories increased $1.1 million to $5.1 million as of May 31, 2013 compared to $4.0 million at May 31, 2012 due to the decreases in sales activity coupled with an increase in inventories in our Xact product line. At May 31, 2013, total current liabilities increased $75,000 to $1.6 million as compared to $1.5 million at May 31, 2012. The increase is primarily due to higher accounts payables as compared to the prior year, offset by lower accrual for commissions resulting from the decrease in sales.

During the year ended May 31, 2013, net cash used in investing activities was $176,000, which primarily consisted of additions to property and equipment for new manufacturing and computer equipment and building improvements.

The Company has a $2.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of May 31, 2013), or LIBOR plus 2.0%, (2.19% as of May 31, 2013). The agreement expires on March 1, 2014. There were no outstanding balances on the line of credit at May 31, 2013 and 2012.

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

QUARTERLY FINANCIAL DATA

In thousands, except per share information (unaudited)

2012 Quarter Ended	August 31	November 30	February 29	May 31
Sales	$3,471	$3,476	$3,156	$4,332
Gross profit	$1,708	$1,467	$1,540	$1,628
Net income (loss)	$137	$(78)	$13	$6
Net income (loss) per share, basic	$.05	$(.03)	$.00	$.00
Net income (loss) per share, diluted	$.05	$(.03)	$.00	$.00

2013 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$3,681	$2,702	$2,796	$3,273
Gross profit	$1,874	$1,542	$1,358	$1,321
Net income (loss)	$120	$(105)	$(191)	$(364)
Net income (loss) per share, basic	$.04	$(.03)	$(.06)	$(.12)
Net income (loss) per share, diluted	$.04	$(.03)	$(.06)	$(.12)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2013. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its cash equivalents.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank but there is no outstanding balance as of May 31, 2013. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For Fiscal 2013, 2012 and 2011, results of operations included gains (losses) on foreign currency translation of $13,000, $18,000 and ($10,000), respectively. The foreign exchange gains or losses in Fiscal 2013, 2012 and 2011 are primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8.	Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2013	May 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,909,071	$2,776,817
Accounts receivable, net	1,980,685	2,493,889
Inventories	5,054,087	3,975,600
Prepaid expenses	219,492	186,489
Income taxes receivable	48,095	7,780

	9,211,430	9,440,575

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,805,951	1,723,273
Furniture, fixtures and equipment	1,312,028	1,247,720
Vehicles	121,835	121,835

	3,538,814	3,391,828
Less accumulated depreciation	(2,203,924)	(2,019,692)

	1,334,890	1,372,136

Other assets
Intangible assets, net	1,078,278	1,213,204

TOTAL ASSETS	$11,624,598	$12,025,915

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$918,094	$770,586
Accrued commissions	273,307	335,104
Accrued payroll liabilities	131,772	142,665
Other accrued liabilities	286,307	286,319

Total current liabilities	1,609,480	1,534,674

Long-term liabilities	—	7,500
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,990,910 shares issued and outstanding at May 31, 2013 and 2012	10,369,524	10,279,636
Accumulated other comprehensive loss	(331,924)	(313,295)
Retained earnings	(22,482)	517,400

Total stockholders’ equity	10,015,118	10,483,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,624,598	$12,025,915

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended May 31,
	2013	2012	2011
Net sales	$12,452,252	$14,437,022	$11,492,859
Cost of sales	6,357,452	8,094,386	5,887,207

Gross profit	6,094,800	6,342,636	5,605,652

Operating expenses:
General, administration and sales	6,083,611	5,967,359	5,297,083
Research and development	573,461	317,993	504,251

Total operating expenses	6,657,072	6,285,352	5,801,334

Operating income (loss)	(562,272)	57,284	(195,682)
Other income (expense)	14,106	37,260	(8,042)

Income (loss) before income taxes	(548,166)	94,544	(203,724)
Provision for income taxes	(8,284)	17,123	1,659

Net income (loss)	$(539,882)	$77,421	$(205,383)

Net income (loss) per common share, basic	$(0.18)	$0.03	$(0.07)

Weighted average number of common shares, basic	2,990,910	2,930,314	2,895,042

Net income (loss) per common share, diluted	$(0.18)	$0.03	$(0.07)

Weighted average number of common shares, diluted	2,990,910	2,944,081	2,895,042

Comprehensive loss
Net income (loss)	$(539,882)	$77,421	$(205,383)
Foreign currency translation adjustments	(18,629)	(86,714)	37,423

Total comprehensive loss	$(558,511)	$(9,293)	$(167,960)

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2013	2012	2011
Cash flows relating to operating activities
Net income (loss)	$(539,882)	$77,421	$(205,383)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	347,715	344,553	340,689
(Gain) loss on disposal of property and equipment	0	(18,014)	1,828
Stock based compensation	89,888	199,396	202,603
Tax benefit related to stock options	0	(1,134)	(114)
(Increase) decrease in:
Accounts receivable	510,531	(686,578)	(652,700)
Inventories	(1,082,931)	159,002	(483,802)
Prepaid expenses	(33,509)	(20,529)	26,055
Income taxes receivable	(40,315)	(7,780)	21,570
Increase (decrease) in:
Accounts payable	149,574	(66,729)	169,772
Accrued liabilities and customer deposits	(80,183)	185,863	17,980
Income taxes payable	0	(2,073)	2,073

Net cash provided by (used in) operating activities	(679,112)	163,398	(559,429)

Cash flows relating to investing activities
Purchase of property and equipment	(175,835)	(277,045)	(227,620)
Proceeds from sale of property and equipment	0	47,180	0
Other long-term assets	291	1,745	4,004

Net cash used in investing activities	(175,544)	(228,120)	(223,616)

Cash flows relating to financing activities
Common stock issued on exercise of stock options	0	136,330	1,916
Excess tax benefit from stock-based compensation	0	1,134	114

Net cash provided by financing activities	0	137,464	2,030

Effect of foreign exchange translation on cash	(13,090)	(56,431)	(4,465)

Increase (decrease) in cash and cash equivalents	(867,746)	16,311	(785,480)
Cash and cash equivalents, beginning of period	2,776,817	2,760,506	3,545,986

Cash and cash equivalents, end of period	$1,909,071	$2,776,817	$2,760,506

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the year for income taxes	$39,635	$19,476	$(21,709)

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total
Balance, May 31, 2010	2,894,802	$9,739,391	$(264,004)	$645,362	$10,120,749
Stock options exercised net of related tax benefit of $114	833	1,916	0	0	1,916
Stock based compensation	0	202,603	0	0	202,603
Net loss	0	0	0	(205,383)	(205,383)
Other comprehensive income	0	0	37,423	0	37,423

Balance, May 31, 2011	2,895,635	9,943,910	(226,581)	439,979	10,157,308
Comprehensive loss, year ended May 31, 2011

Stock options exercised net of related tax benefit of $1,134	95,275	136,330	0	0	136,330
Stock based compensation	0	199,396	0	0	199,396
Net loss	0	0	0	77,421	77,421
Other comprehensive loss	0	0	(86,714)	0	(86,714)

Balance, May 31, 2012	2,990,910	10,279,636	(313,295)	517,400	10,483,741
Comprehensive loss, year ended May 31, 2012

Stock based compensation	0	89,888	0	0	89,888
Net loss	0	0	0	(539,882)	(539,882)
Other comprehensive loss	0	0	(18,629)	0	(18,629)

Balance, May 31, 2013	2,990,910	$10,369,524	$(331,924)	$(22,482)	$10,015,118

Comprehensive loss, year ended May 31, 2013

The accompanying notes are an integral part of these consolidated statements.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2013, 2012 AND 2011

NOTE 1

SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Schmitt Industries, Inc. (the “Company”) designs, manufactures, and sells high precision test and measurement products for two main business segments: the Balancer Segment and the Measurement Segment. The Company designs, manufactures, and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines (the “Balancer Segment”). Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement products for a variety of scientific applications, and ultrasonic measurement products that accurately measure the liquid levels of propane tanks and transmit that data via satellite to a secure web site for display (the “Measurement Segment”).

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $30,576 and $26,720 as of May 31, 2013 and 2012, respectively.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2013, 2012 AND 2011

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

	2013	2012
Raw materials	$2,225,295	$1,638,280
Work-in-process	1,132,534	980,092
Finished goods	1,696,258	1,357,228

	$5,054,087	$3,975,600

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

Advertising

Advertising costs included in general, administration and sales, are expensed when the advertising first takes place. Advertising expense was $82,289, $98,093 and $70,411 for the years ended May 31, 2013, 2012 and 2011, respectively.

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

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2013, 2012 AND 2011

Income Taxes

The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax asset can be fully utilized. The Company currently maintains a full valuation allowance against net deferred tax assets.

Intangible Assets

Amortizable intangible assets, which include purchased technology and patents, are amortized over their estimated useful lives ranging from five to seventeen years. As of May 31, 2013 and 2012, amortizable intangible assets were $2,200,883, and accumulated amortization was $1,122,604 and $987,971, respectively. Amortization expense for each of the following years ending May 31 is expected to be as follows:

Year ending May 31,
2014	$134,635
2015	119,233
2016	111,531
2017	111,531
2018	104,583
Thereafter	496,766

Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future undiscounted net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2013, management did not believe impairment, as defined above, existed.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 13,002, 0 and 66,489 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the years ended May 31, 2013, 2012 and 2011, respectively.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk are trade accounts receivable. Credit terms generally include a discount of 1.5% if the invoice is paid within ten days, with the net amount payable in 30 days.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2013, 2012 AND 2011

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

NOTE 2

LINE OF CREDIT

In February 2012, the Company extended its bank line of credit secured by U.S. accounts receivable, inventories and general intangibles through March 1, 2014 and raised the lending limit from $1.0 million to $2.0 million. Interest is payable at the bank’s prime rate (3.25% as of May 31, 2013) or LIBOR plus 2.0%, (2.19% as of May 31, 2013). There were no outstanding balances on the line of credit as of May 31, 2013 and 2012.

NOTE 3

LONG-TERM OBLIGATIONS

As of May 31, 2013, there were no outstanding obligations under capital leases or purchase contracts. The Company leases certain facilities and equipment to support operations under non-cancelable operating leases and other contractual obligations. Total lease expense for the years ended May 31, 2013, 2012 and 2011 amounted to $56,721, $75,005 and $56,913, respectively.

The approximate future minimum commitments under leases and contractual obligations for each of the years ending May 31 are as follows:

Year ending May 31,
2014	$31,337
2015	17,247
2016	17,247
2017	14,342
2018	0
Thereafter	0

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2013, 2012 AND 2011

NOTE 4

INCOME TAXES

The provision for income taxes is as follows:

	Year ended May 31,
	2013	2012	2011
Current	$(8,284)	$17,123	$1,659
Deferred	(283,447)	(6,753)	(3,953)
Change in valuation allowance	283,447	6,753	3,953

Total provision for income taxes	$(8,284)	$17,123	$1,659

Deferred tax assets are comprised of the following components:

	2013	2012
Basis difference of assets	$311,441	$316,123
Inventory related items	271,790	264,764
Other reserves and liabilities	81,482	95,099
Net operating loss carryforward	752,372	512,101
General business and other credit carryforward	443,190	388,264
Other deferred items, net	1,994	2,471

Gross deferred tax assets	1,862,269	1,578,822
Deferred tax asset valuation allowance	(1,862,269)	(1,578,822)

Net deferred tax asset	$0	$0

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax bases of assets and liabilities. During the years ended May 31, 2013, 2012 and 2011, the Company increased its valuation allowance $283,447, $6,753, and $3,953 respectively, as a result of the write-down of deferred tax assets. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent losses have been given more weight than projected future income when determining the need for a valuation allowance.

The Company has federal net operating loss carryforwards of approximately $1.6 million which expire in 2030 and 2033 along with the federal general business and other credit carryforwards. The Company has state net operating loss carryforwards of approximately $2.4 million which expire in 2024, 2025 and 2028.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2013, 2012 AND 2011

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax loss due to the following:

	Year ended May 31,
	2013	2012	2011
Statutory federal tax rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	(4.4)	4.4	(4.4)
Change in deferred tax valuation allowance	51.7	7.1	23.8
Stock-based compensation	6.3	71.7	33.8
R&E tax credits	(17.7)	(42.3)	(29.4)
Effect of foreign income tax rates	1.9	3.2	2.0
Permanent and other differences	(5.3)	(60.0)	9.0

Effective tax rate	(1.5)%	18.1%	0.8%

Each year the Company files income tax returns in the various federal, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. The liability for unrecognized tax benefits was $0 and $7,500 as of May 31, 2013 and 2012, respectively.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of May 31, 2013 and 2012.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2010 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

NOTE 5

COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (“TMA”), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the years ended May 31, 2013, 2012 and 2011 amounted to $28,797, $40,840 and $22,128, respectively.

In a transaction related to the acquisition of Xtero Datacom Inc., a British Columbia corporation (“Xtero”), former Xtero shareholders will be eligible to receive shares of stock that are exchangeable for shares of Schmitt common stock on a one-for-one basis based on 50% of the after-tax earnings derived from Xtero products during

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2013, 2012 AND 2011

a five-year earn-out program that ended on May 31, 2013. This additional consideration, if any, would increase the value of the intangible asset recorded in connection with the acquisition. No additional shares of stock have been issued to former Xtero shareholders as of May 31, 2013.

NOTE 6

SEGMENT INFORMATION

The Company has two reportable business segments: the design and assembly of dynamic balancing systems and components for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: United States, Europe and Asia.

	Year Ended May 31,
	2013		2012		2011
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$8,546,010	$4,796,620	$10,194,525	$5,231,238	$8,732,900	$3,533,634
Intercompany sales	(831,888)	(58,490)	(929,517)	(59,224)	(721,721)	(51,954)

Net sales	$7,714,122	$4,738,130	$9,265,008	$5,172,014	$8,011,179	$3,481,680

Operating income (loss)	$(63,622)	$(498,650)	$422,528	$(365,244)	$249,657	$(445,339)

Depreciation expense	$142,288	$70,794	$142,576	$67,342	$123,958	$60,607

Amortization expense	$0	$134,633	$0	$134,635	$0	$156,124

Capital expenditures	$80,492	$95,343	$129,148	$147,897	$176,578	$51,042

Geographic Information

	Year Ended May 31,
	2013	2012	2011
North America	$8,413,970	$9,074,152	$6,037,847
Europe	1,192,049	1,145,449	1,130,480
Asia	2,499,593	3,814,656	3,990,371
Other markets	346,640	402,765	334,161

Total Net Sales	$12,452,252	$14,437,022	$11,492,859

	Year Ended May 31,
	2013		2012		2011
	United States	Europe	United States	Europe	United States	Europe
Operating income (loss)	$(442,939)	$(119,333)	$54,265	$3,019	$(84,885)	$(110,797)

Depreciation expense	$213,082	$0	$209,918	$0	$184,565	$0

Amortization expense	$134,633	$0	$134,635	$0	$156,124	$0

Capital expenditures	$175,835	$0	277,045	$0	$227,620	$0

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2013, 2012 AND 2011

Segment and Geographic Assets

	May 31, 2013	May 31, 2012
Segment assets to total assets
Balancer	$5,489,976	$4,872,664
Measurement	4,177,456	4,368,654
Corporate assets	1,957,166	2,784,597

Total assets	$11,624,598	$12,025,915

Geographic assets to long-lived assets
United States	$1,334,890	$1,372,136
Europe	0	0

Total assets	$1,334,890	$1,372,136

Geographic assets to total assets
United States	$11,021,901	$11,246,431
Europe	602,697	779,484

Total assets	$11,624,598	$12,025,915

Note – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

NOTE 7

STOCK OPTIONS AND STOCK BASED COMPENSATION

The Board of Directors adopted the 2004 Stock Option Plan (2004 Plan) in August 2004 and the 1995 Stock Option Plan (1995 Plan) in December 1995, which plan was amended in August 1996 and restated in August 1998. An option granted under the 2004 Plan and/or 1995 Plan (the Plans) might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO). ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan. Options not meeting these limitations will be treated as NSOs. The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value. Vesting is at the discretion of the compensation committee of the Board of Directors, but is either 50% at grant date and 16.7% on each anniversary thereafter or 25% at grant date and 25% on each anniversary thereafter. The Company initially reserved 400,000 shares for issuance under the 1995 Plan and 300,000 shares for issuance under the 2004 Plan. The 1995 Plan expired in December 2005 and no additional options may be issued under the 1995 Plan, although expiration of the 1995 Plan did not affect the rights of persons who received stock grants under the 1995 Plan. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the years ended May 31, 2013, 2012 and 2011 includes compensation cost for stock-based awards granted. All outstanding options will expire no later than 2023.

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

FOR THE YEARS ENDED MAY 31, 2013, 2012 AND 2011

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

The Company has computed, to determine stock-based compensation expense recognized for the years ended May 31, 2013, 2012 and 2011, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by ASC Topic 718 using the following assumptions:

	Year Ended May 31,
	2013	2012	2011
Risk-free interest rate	2.5%	N/A	3.8%
Expected life	4.2 years	N/A	4.8 years
Expected volatility	63.8%	N/A	62.4%

Stock-Based Compensation Under ASC Topic 718

The total stock-based compensation expense recognized under ASC Topic 718 was $89,888, $199,396 and $202,603 during Fiscal 2013, 2012 and 2011, respectively. All stock-based compensation expense has been recorded as general, administration and sales expense in the Consolidated Financial Statements.

As of May 31, 2013, the Company had a total of 301,666 outstanding stock options (254,998 vested and exercisable and 46,668 non-vested) with a weighted average exercise price of $4.06. The Company estimates that a total of approximately $51,776 will be recorded as additional stock-based compensation expense for all options which were outstanding as of May 31, 2013, but which were not yet vested.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2013, 2012 AND 2011

Options outstanding and exercisable consist of the following as of May 31, 2013:

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
41,666	$2.30	1.0	41,666	$2.30
25,000	2.90	9.9	0	N/A
155,000	3.65	8.0	133,332	3.65
5,000	5.80	2.4	5,000	5.80
75,000	6.16	5.0	75,000	6.16

301,666	4.06	6.3	254,998	4.21

Options granted, exercised, canceled and expired under the Company’s stock option plan during the years ended May 31, 2013, 2012 and 2011 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding - May 31, 2010	218,609	$3.32
Options granted	170,000	3.65
Options exercised	(833)	2.30
Options forfeited/cancelled	0	0.00

Options outstanding - May 31, 2011	387,776	3.47
Options granted	0	0.00
Options exercised	(95,275)	1.43
Options forfeited/cancelled	(10,835)	3.46

Options outstanding - May 31, 2012	281,666	4.16
Options granted	25,000	2.90
Options exercised	0	0.00
Options forfeited/cancelled	(5,000)	3.65

Options outstanding - May 31, 2013	301,666	4.06

The total intrinsic value of both outstanding and exercisable options as of May 31, 2013 and 2012 was $26,875 and $52,083, respectively. The total intrinsic value of options exercised during the years ended May 31, 2013, 2012 and 2011 was $0, $189,063 and $1,070, respectively.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2013, 2012 AND 2011

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

	Net Income/ (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2013
Basic earnings per share
Loss available to common stockholders	$(539,882)	2,990,910	$(0.18)
Effect of dilutive securities stock options	—	—
Diluted earnings per share

Loss available to common stockholders	$(539,882)	2,990,910	$(0.18)

Year ended May 31, 2012
Basic earnings per share
Income available to common stockholders	$77,421	2,930,314	$0.03
Effect of dilutive securities stock options	—	13,767
Diluted earnings per share

Income available to common stockholders	$77,421	2,944,081	$0.03

Year ended May 31, 2011
Basic earnings per share
Loss available to common stockholders	$(205,383)	2,895,042	$(0.07)
Effect of dilutive securities stock options	—	—
Diluted earnings per share

Loss available to common stockholders	$(205,383)	2,895,042	$(0.07)

NOTE 9

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may further make either a profit sharing contribution or a discretionary contribution. The Company made matching contributions in conjunction with employee contributions to the plan totaling $56,633, $65,672 and $72,151 during the years ended May 31, 2013, 2012 and 2011, respectively.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and its subsidiaries (the “Company”) as of May 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended May 31, 2013, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schmitt Industries, Inc. as of May 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years ended May 31, 2013, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS-ADAMS LLP

Portland, Oregon

August 14, 2013

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of May 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included in the Company’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Loss for the years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended May 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements for the years ended May 31, 2013, 2012 and 2011

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

SCHMITT INDUSTRIES, INC.

By:	/s/ James A. Fitzhenry
James A. Fitzhenry President and Chief Executive Officer

Date:	August 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 14, 2013.

Signature	Title

/s/ Wayne A. Case Wayne A. Case	Chairman of the Board

/s/ James A. Fitzhenry James A. Fitzhenry	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Ann M. Ferguson Ann M. Ferguson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Maynard Brown Maynard Brown	Director

/s/ David M. Hudson David M. Hudson	Director

/s/ Michael J. Ellsworth Michael J. Ellsworth	Director

INDEX TO EXHIBITS

Exhibits	Description
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

[Form 10-Q for the fiscal quarter ended November 30, 2009, Exhibit 2.1]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(i)]

*3.2	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1†	Schmitt Industries, Inc. Amended & Restated Stock Option Plan. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 10.1]

*10.2†	Schmitt Industries, Inc. 2004 Stock Option Plan. [Appendix B to Schedule 14A filed on August 23, 2004]

*10.3	Amendment No. 1 to Loan Agreement between the Company and Bank of America, N.A. dated February 28, 2012. [Form 10-Q for the fiscal quarter ended February 29, 2012, Exhibit 10.1]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2013.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.