Form 10-Q
period 2013-08-31
SCHMITT INDUSTRIES INC
filed 2013-10-10
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2013

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of September 30, 2013:

Common stock, no par value	2,990,910

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2013	May 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$1,959,659	$1,909,071
Accounts receivable, net of allowance of $30,835 and $30,576 at August 31, 2013 and May 31, 2013, respectively	2,153,434	1,980,685
Inventories	4,792,460	5,054,087
Prepaid expenses	162,269	219,492
Income taxes receivable	48,752	48,095

	9,116,574	9,211,430

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,805,951	1,805,951
Furniture, fixtures and equipment	1,312,371	1,312,028
Vehicles	121,835	121,835

	3,539,157	3,538,814
Less accumulated depreciation and amortization	(2,258,502)	(2,203,924)

	1,280,655	1,334,890

Other assets
Intangible assets, net	1,044,619	1,078,278

TOTAL ASSETS	$11,441,848	$11,624,598

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$524,276	$918,094
Accrued commissions	213,477	273,307
Accrued payroll liabilities	103,900	131,772
Other accrued liabilities	307,548	286,307
Line of credit	400,000	0

Total current liabilities	1,549,201	1,609,480

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,990,910 shares issued and outstanding at both August 31, 2013 and May 31, 2013	10,390,012	10,369,524
Accumulated other comprehensive loss	(328,324)	(331,924)
Accumulated deficit	(169,041)	(22,482)

Total stockholders’ equity	9,892,647	10,015,118

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,441,848	$11,624,598

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012

(UNAUDITED)

	Three Months Ended August 31,
	2013	2012
Net sales	$2,899,447	$3,680,665
Cost of sales	1,568,325	1,806,717

Gross profit	1,331,122	1,873,948

Operating expenses:
General, administration and sales	1,351,702	1,632,815
Research and development	126,764	115,309

Total operating expenses	1,478,466	1,748,124

Operating income (loss)	(147,344)	125,824
Other income	3,453	512

Income (loss) before income taxes	(143,891)	126,336
Provision for income taxes	2,668	6,188

Net income (loss)	$(146,559)	$120,148

Net earnings (loss) per common share:
Basic	$(0.05)	$0.04

Weighted average number of common shares, basic	2,990,910	2,990,910

Diluted	$(0.05)	$0.04

Weighted average number of common shares, diluted	2,990,910	3,005,291

Comprehensive loss
Net income (loss)	$(146,559)	$120,148
Foreign currency translation adjustments	3,600	11,373

Total comprehensive income (loss)	$(142,959)	$131,521

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012

(UNAUDITED)

	Three Months Ended August 31,
	2013	2012
Cash flows relating to operating activities
Net income (loss)	$(146,559)	$120,148
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	88,237	86,649
Stock based compensation	20,488	22,641
(Increase) decrease in:
Accounts receivable	(167,920)	91,809
Inventories	266,220	28,424
Prepaid expenses	57,578	15,978
Income taxes receivable	(657)	1,259
Increase (decrease) in:
Accounts payable	(395,461)	(53,251)
Accrued liabilities and customer deposits	(67,036)	33,802

Net cash provided by (used in) operating activities	(345,110)	347,459

Cash flows relating to investing activities
Purchase of property and equipment	(343)	(55,189)

Net cash used in investing activities	(343)	(55,189)

Cash flows relating to financing activities
Increase in line of credit	400,000	0

Net cash provided by financing activities	400,000	0

Effect of foreign exchange translation on cash	(3,959)	(308)

Increase in cash and cash equivalents	50,588	291,962
Cash and cash equivalents, beginning of period	1,909,071	2,776,817

Cash and cash equivalents, end of period	$1,959,659	$3,068,779

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$3,325	$4,929

Cash paid during the period for interest	$1,733	$0

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2013

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2013	2,990,910	$10,369,524	$(331,924)	$(22,482)	$10,015,118
Stock-based compensation	0	20,488	0	0	20,488
Net loss	0	0	0	(146,559)	(146,559)
Other comprehensive income	0	0	3,600	0	3,600

Balance, August 31, 2013	2,990,910	$10,390,012	$(328,324)	$(169,041)	$9,892,647

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2013 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2013 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2013. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2014.

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

Financial Instruments

The carrying value of financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, accounts payable and the line of credit) approximates fair value because of their short-term maturities.

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of August 31, 2013 and May 31, 2013, inventories consisted of:

	Aug. 31, 2013	May 31, 2013
Raw materials	$2,310,073	$2,225,295
Work-in-process	971,649	1,132,534
Finished goods	1,510,738	1,696,258

	$4,792,460	$5,054,087

Note 3:

LINE OF CREDIT

In February 2012, the Company extended its bank line of credit secured by U.S. accounts receivable, inventories and general intangibles through March 1, 2014 and raised the lending limit from $1.0 million to $2.0 million. Interest is payable at the bank’s prime rate (3.25% as of August 31, 2013) or LIBOR plus 2.0% (2.18% as of August 31, 2013). The outstanding balance on the line of credit was $400,000 and $0 at August 31, 2013 and May 31, 2013, respectively.

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

No stock options were issued during the three months ended August 31, 2013 and 2012.

At August 31, 2013, the Company had a total of 251,666 outstanding stock options (204,998 vested and exercisable and 46,668 non-vested) with a weighted average exercise price of $3.91. The Company estimates that $41,532 will be recorded as additional stock-based compensation expense for all options that were outstanding as of August 31, 2013, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
41,666	$2.30	0.8	41,666	$2.30
25,000	2.90	9.6	0	N/A
130,000	3.65	7.8	108,332	3.65
5,000	5.80	2.2	5,000	5.80
50,000	6.25	4.8	50,000	6.25

251,666	3.91	6.1	204,998	4.06

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three months ended August 31, 2013 and 2012 are summarized as follows:

	Three Months Ended August 31, 2013		Three Months Ended August 31, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	301,666	$4.06	281,666	$4.16
Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/canceled	(50,000)	4.82	0	0

Options outstanding - end of period	251,666	3.91	281,666	4.16

Note 5:

EPS RECONCILIATION

	Three Months Ended August 31,
	2013	2012
Weighted average shares (basic)	2,990,910	2,990,910
Effect of dilutive stock options	0	14,381

Weighted average shares (diluted)	2,990,910	3,005,291

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

On June 1, 2007, the Company adopted the provisions of ACS Topic 740. Other long-term liabilities related to tax contingencies were $0 as of both August 31, 2013 and May 31, 2013. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of both August 31, 2013 and May 31, 2013.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2010 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net income was 1.6% for the three months ended August 31, 2013. The effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes offset by tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2014 will be approximately 6.6% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser and ultrasonic-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended August 31,
	2013		2012
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,168,571	$1,010,817	$2,433,704	$1,432,366
Intercompany sales	(266,756)	(13,185)	(170,681)	(14,724)

Net sales	$1,901,815	$997,632	$2,263,023	$1,417,642

Operating income (loss)	$(113,195)	$(34,149)	$92,859	$32,965

Depreciation expense	$37,956	$16,622	$34,962	$18,028

Amortization expense	$0	$33,659	$0	$33,659

Capital expenditures	$343	$0	$39,830	$15,359

Geographic Information-Net Sales by Geographic Area

	Three Months Ended August 31,
	2013	2012
North America	$1,880,852	$2,391,221
Europe	309,131	290,505
Asia	677,785	927,071
Other markets	31,679	71,868

Total Net Sales	$2,899,447	$3,680,665

	Three Months Ended August 31,
	2013		2012
	United States	Europe	United States	Europe
Operating income (loss)	$(129,592)	$(17,752)	$151,110	$(25,286)

Depreciation expense	$54,578	$0	$52,990	$0

Amortization expense	$33,659	$0	$33,659	$0

Capital expenditures	$343	$0	$55,189	$0

Note – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	August 31, 2013	May 31, 2013
Segment assets to total assets
Balancer	$5,222,044	$5,489,976
Measurement	4,211,394	4,177,456
Corporate assets	2,008,410	1,957,166

Total assets	$11,441,848	$11,624,598

Geographic assets to long-lived assets
United States	$1,280,655	$1,334,890
Europe	0	0

Total assets	$1,280,655	$1,334,890

Geographic assets to total assets
United States	$10,594,889	$11,021,901
Europe	846,959	602,697

Total assets	$11,441,848	$11,624,598

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended August 31, 2013, total sales decreased $781,218, or 21.2%, to $2,899,447 from $3,680,665 for the three months ended August 31, 2012. The Balancer Segment product line consists of vibration detection and correction and process control products. Balancer Segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer Segment sales decreased $361,208, or 16.0%, to $1,901,815 for the three months ended August 31, 2013 compared to $2,263,023 for the three months ended August 31, 2012. The decrease in worldwide balancer sales is due to lower volumes of shipments primarily into China and also to a lesser extent into North America. The Measurement Segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and remote tank monitoring products. Total Measurement Segment sales decreased $420,010, or 29.6%, to $997,632 for the three months ended August 31, 2013 compared to $1,417,642 for the three months ended August 31, 2012. The decrease is primarily due to lower volumes of shipments of Acuity sensors and SMS laser-based surface measurement products offset by an increase in revenues associated with the Xact propane tank line.

Operating expenses decreased $269,658, or 15.4%, to $1,478,466 for the three months ended August 31, 2013 from $1,748,124 for the three months ended August 31, 2012. General, administration and sales expenses decreased $281,113, or 17.2%, to $1,351,702 for the three months ended August 31, 2013 from $1,632,815 for the same period in the prior year. Research and development expenses increased $11,455, or 9.9%, to $126,764 for the three months ended August 31, 2013 from $115,309 for the three months ended August 31, 2012. Net loss was $146,559, or $(0.05) per fully diluted share, for the three months ended August 31, 2013 as compared to a net income of $120,148, or $0.04 per fully diluted share, for the three months ended August 31, 2012.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2013.

Discussion of Operating Results

	Three Months Ended August 31,
	2013		2012
Balancer sales	$1,901,815	65.6%	$2,263,023	61.5%
Measurement sales	997,632	34.4%	1,417,642	38.5%

Total sales	2,899,447	100.0%	3,680,665	100.0%
Cost of sales	1,568,325	54.1%	1,806,717	49.1%

Gross profit	1,331,122	45.9%	1,873,948	50.9%

Operating expenses:
General, administration and sales	1,351,702	46.6%	1,632,815	44.4%
Research and development	126,764	4.4%	115,309	3.1%

Total operating expenses	1,478,466	51.0%	1,748,124	47.5%

Operating income (loss)	(147,344)	-5.1%	125,824	3.4%
Other income	3,453	0.1%	512	0.0%

Income (loss) before income taxes	(143,891)	-5.0%	126,336	3.4%
Provision for income taxes	2,668	0.1%	6,188	0.2%

Net income (loss)	$(146,559)	-5.1%	$120,148	3.3%

Sales – Sales in the Balancer segment decreased $361,208, or 16.0%, to $1,901,815 for the three months ended August 31, 2013 compared to $2,263,023 for the three months ended August 31, 2012. This decrease is primarily due to lower volumes of shipments primarily into China and also to a lesser extent into North America. North American sales decreased $92,608, or 8.4%, in the three months ended August 31, 2013 compared to the same period in the prior year. Sales in Asia decreased $247,149, or 27.6%, for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012. European sales increased $3,733, or 1.6%, in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013. Sales in other regions of the world decreased $25,184, or 64.2%, in the first quarter of Fiscal 2014 as compared to the same quarter in the prior year. These decreases in Asia and North America are due to a reduction in orders as economic growth in Asia, and particularly China, continues to be slow and the uncertainty regarding the U.S. economy continues to have a negative impact on manufacturing in the markets we serve. The levels of demand for our Balancer products in any of the geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in the market.

Sales in the Measurement segment decreased $420,010, or 29.6%, to $997,632 in the three months ended August 31, 2013 compared to $1,417,642 in the three months ended August 31, 2012. Sales of light-scatter laser-based surface measurement products in the three months ended August 31, 2013 decreased $172,245, or 76.4%, as compared to the same period in the prior year primarily due to lower shipments of SMS laser-based surface measurement products. Sales of remote tank monitoring products increased $23,055 to $310,526 during the first quarter of Fiscal 2014 as compared to the same period in the prior year. Sales of laser-based distance measurement and dimensional sizing products decreased $300,531, or 33.6%, in the three months ended August 31, 2013 as compared to the same period in the prior year primarily due to lower volumes of shipments of our Acuity® sensors. Future sales of laser-based or ultrasonic measurement products cannot be forecasted with any certainty given the historical volatility experienced in the market.

Gross profit – Gross profit for the three months ended August 31, 2013 decreased to 45.9% as compared to 50.9% for the three months ended August 31, 2012. This overall decrease in gross profit is primarily due to a shift in the product sales mix offset by the impact of lower sales volumes through our Asian distribution channels, which typically have higher discounts and lower margins.

Operating expenses – Operating expenses decreased $269,658, or 15.4%, to $1,478,466 for the three months ended August 31, 2013 as compared to $1,748,124 for the three months ended August 31, 2012. General, administrative and selling expenses decreased $281,113, or 17.2%, for the three months ended August 31, 2013 as compared to the same period in the prior year primarily due to lower personnel costs, lower sales and marketing expenses and slightly lower stock-based compensation. Research and development expenses increased $11,455, or 9.9%, as compared to the same period in the prior year due to new product development within our existing product lines.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $(1,683) and $435 for the three months ended August 31, 2013 and 2012, respectively. Interest income decreased due to lower interest rates and decreased cash balances, and was offset by an increase in interest expense for the three months ended August 31, 2013 as a result of the draw on the line of credit. Foreign currency exchange gains (losses) were $5,136 and $77 for the three months ended August 31, 2013 and 2012, respectively. The changes in the gain (loss) are due to normal fluctuations of foreign currencies against the U.S. dollar during the current period.

Income taxes – The Company’s effective tax rate on consolidated net income was 1.6% for the three months ended August 31, 2013. The Company’s effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions and certain expenses not being deductible for income tax reporting purposes offset by changes in the deferred tax valuation allowance and tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2014 will be 6.6% due to the items noted above.

Net income – Net loss was $146,559, or $(0.05) per diluted share, for the three months ended August 31, 2013 as compared to a net income of $120,148, or $0.04 per diluted share, for the three months ended August 31, 2012. Net income (loss) decreased due to lower sales and related gross profit and slightly higher research and development expenses offset by lower general, administrative and selling expenses during the three months ended August 31, 2013, as compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital remained consistent at $7,567,373 as of August 31, 2013 as compared to $7,601,950 as of May 31, 2013. Cash and cash equivalents increased $50,588 to $1,959,659 as of August 31, 2013 from $1,909,071 as of May 31, 2013.

Cash used in operating activities totaled $345,110 for the three months ended August 31, 2013 as compared to cash provided by operating activities of $347,459 for the three months ended August 31, 2012. The decrease was primarily due to the decreases in net income and accounts payable and increases in accounts receivable offset by decreases in inventory.

At August 31, 2013, the Company had accounts receivable of $2,153,434 as compared to $1,980,685 at May 31, 2013. The increase in accounts receivable of $172,749 was due to timing of receipts. Inventories decreased $261,627 to $4,792,460 as of August 31, 2013 compared to $5,054,087 at May 31, 2013 due to the implementation of an inventory purchasing program. At August 31, 2013, total current liabilities decreased $60,279 to $1,549,201 as compared to $1,609,480 at May 31, 2013. The decrease is primarily due to decreases in accounts payable offset by an increase in the line of credit.

During the three months ended August 31, 2013, net cash used in investing activities was $343, which consisted of an addition to property and equipment.

The Company has a $2.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of August 31, 2013), or LIBOR plus 2.0% (2.18% as of August 31, 2013), and the agreement expires on March 1, 2014. The outstanding balance on the line of credit was $400,000 and $0 at August 31, 2013 and May 31, 2013, respectively.

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

The Company’s existing cash and credit facilities may not be sufficient to fund future growth

The Company had an operating line of credit of $2.0 million and a cash balance of $1,959,659 as of August 31, 2013; as of that date, the Company had a $400,000 balance on its line of credit. The Company believes that its existing cash and investments combined with the cash from operating activities will be sufficient to meet its cash requirements for the near term. However, if sales continue to weaken and the Company is unable to reduce its operating costs in a timely manner, the Company may have to continue to reduce its cash balance or draw on its line of credit, both of which could significantly impact the liquidity or operations of the Company.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2013. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank with an outstanding balance of $400,000 as of August 31, 2013. There is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. A 10% change in the interest rates would not have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended August 31, 2013 and 2012, results of operations included gains (losses) on foreign currency translation of $5,136 and $79, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit	Description

3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. (the “Company”). Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

3.2	Second Restated Bylaws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: October 10, 2013	/s/ James A. Fitzhenry
James A. Fitzhenry, President and Chief Executive Officer