Form 10-Q
period 2013-11-30
SCHMITT INDUSTRIES INC
filed 2014-01-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of December 31, 2013

Common stock, no par value	2,990,910

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2013	May 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$2,115,635	$1,909,071
Accounts receivable, net of allowance of $31,663 and $30,576 at November 30, 2013 and May 31, 2013, respectively	2,180,229	1,980,685
Inventories	4,665,685	5,054,087
Prepaid expenses	131,262	219,492
Income taxes receivable	21,609	48,095

	9,114,420	9,211,430

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,805,951	1,805,951
Furniture, fixtures and equipment	1,313,464	1,312,028
Vehicles	121,835	121,835

	3,540,250	3,538,814
Less accumulated depreciation and amortization	(2,311,911)	(2,203,924)

	1,228,339	1,334,890

Other assets
Intangible assets, net	1,010,961	1,078,278

TOTAL ASSETS	$11,353,720	$11,624,598

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$547,479	$918,094
Accrued commissions	203,251	273,307
Accrued payroll liabilities	100,126	131,772
Other accrued liabilities	319,650	286,307
Line of credit	400,000	0

Total current liabilities	1,570,506	1,609,480

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,990,910 shares issued and outstanding at both November 30, 2013 and May 31, 2013	10,394,456	10,369,524
Accumulated other comprehensive loss	(279,000)	(331,924)
Accumulated deficit	(332,242)	(22,482)

Total stockholders’ equity	9,783,214	10,015,118

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,353,720	$11,624,598

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Net sales	$3,143,052	$2,702,259	$6,042,499	$6,382,924
Cost of sales	1,675,184	1,160,031	3,243,509	2,966,748

Gross profit	1,467,868	1,542,228	2,798,990	3,416,176

Operating expenses:
General, administration and sales	1,507,046	1,523,918	2,858,748	3,156,733
Research and development	112,096	131,365	238,860	246,674

Total operating expenses	1,619,142	1,655,283	3,097,608	3,403,407

Operating income (loss)	(151,274)	(113,055)	(298,618)	12,769
Other income (expense)	(9,546)	7,915	(6,093)	8,427

Income (loss) before income taxes	(160,820)	(105,140)	(304,711)	21,196
Provision (benefit) for income taxes	2,381	(536)	5,049	5,652

Net income (loss)	$(163,201)	$(104,604)	$(309,760)	$15,544

Net earnings (loss) per common share:
Basic	$(0.05)	$(0.03)	$(0.10)	$0.01

Weighted average number of common shares, basic	2,990,910	2,990,910	2,990,910	2,990,910

Diluted	$(0.05)	$(0.03)	$(0.10)	$0.01

Weighted average number of common shares, diluted	2,990,910	2,990,910	2,990,910	3,003,828

Comprehensive income (loss)
Net income (loss)	$(163,201)	$(104,604)	$(309,760)	$15,544
Foreign currency translation adjustment	49,324	(1,930)	52,924	9,443

Total comprehensive income (loss)	$(113,877)	$(106,534)	$(256,836)	$24,987

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012

(UNAUDITED)

	Six Months Ended November 30,
	2013	2012
Cash flows relating to operating activities
Net income (loss)	$(309,760)	$15,544
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	175,304	173,642
Stock based compensation	24,932	45,102
(Increase) decrease in:
Accounts receivable	(171,220)	398,602
Inventories	410,457	(439,232)
Prepaid expenses	89,619	48,849
Income taxes receivable	26,486	(15,702)
Increase (decrease) in:
Accounts payable	(376,035)	(181,015)
Accrued liabilities and customer deposits	(73,194)	(10,482)

Net cash provided by (used in) operating activities	(203,411)	35,308

Cash flows relating to investing activities
Purchase of property and equipment	(1,436)	(142,617)

Net cash used in investing activities	(1,436)	(142,617)

Cash flows relating to financing activities
Borrowings on line of credit	400,000	0

Net cash provided by financing activities	400,000	0

Effect of foreign exchange translation on cash	11,411	(7,187)

Increase (Decrease) in cash and cash equivalents	206,564	(114,496)
Cash and cash equivalents, beginning of period	1,909,071	2,776,817

Cash and cash equivalents, end of period	$2,115,635	$2,662,321

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$5,064	$21,353

Cash paid during the period for interest	$7,178	$0

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2013	2,990,910	$10,369,524	$(331,924)	$(22,482)	$10,015,118
Stock-based compensation	0	24,932	0	0	24,932
Net loss	0	0	0	(309,760)	(309,760)
Other comprehensive income	0	0	52,924	0	52,924

Balance, November 30, 2013	2,990,910	$10,394,456	$(279,000)	$(332,242)	$9,783,214

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2013 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2013 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2013. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2014.

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

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of November 30, 2013 and May 31, 2013, inventories consisted of:

	November 30, 2013	May 31, 2013
Raw materials	$2,014,146	$2,225,295
Work-in-process	924,904	1,132,534
Finished goods	1,726,635	1,696,258

	$4,665,685	$5,054,087

Note 3:

LINE OF CREDIT

In February 2012, the Company extended its bank line of credit secured by U.S. accounts receivable, inventories and general intangibles through March 1, 2014 and raised the lending limit from $1.0 million to $2.0 million. Interest is payable at the bank’s prime rate (3.25% as of November 30, 2013) or LIBOR plus 2.0% (2.17% as of November 30, 2013). The outstanding balance on the line of credit was $400,000 and $0 at November 30, 2013 and May 31, 2013, respectively.

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the three and six months ended November 30, 2013 and 2012, the value of all stock options granted using the Black-Scholes option pricing model. 35,000 options were issued during the six months ended November 30, 2013. No options were issued during the six months ended November 30, 2012.

At November 30, 2013, the Company had a total of 286,666 outstanding stock options (204,998 vested and exercisable and 81,668 non-vested) with a weighted average exercise price of $3.74. The Company estimates that $74,030 will be recorded as additional stock-based compensation expense for all options that were outstanding as of November 30, 2013, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
41,666	$2.30	0.5	41,666	$2.30
35,000	2.53	9.8	0	N/A
25,000	2.90	9.4	0	N/A
130,000	3.65	7.5	108,332	3.65
5,000	5.80	1.9	5,000	5.80
50,000	6.25	4.5	50,000	6.25

286,666	3.74	6.3	204,998	4.06

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and six months ended November 30, 2013 are summarized as follows:

	Three Months Ended November 30, 2013		Six Months Ended November 30, 2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	251,666	$3.91	301,666	$4.06
Options granted	35,000	2.53	35,000	2.53
Options exercised	0	0	0	0
Options forfeited/canceled	0	0	(50,000)	4.82

Options outstanding - end of period	286,666	3.74	286,666	3.74

Note 5:

EPS RECONCILIATION

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Weighted average shares (basic)	2,990,910	2,990,910	2,990,910	2,990,910
Effect of dilutive stock options	0	0	0	12,918

Weighted average shares (diluted)	2,990,910	2,990,910	2,990,910	3,003,828

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

On June 1, 2007, the Company adopted the provisions of ACS Topic 740. Other long-term liabilities related to uncertain tax positions were $0 as of both November 30, 2013 and May 31, 2013. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of November 30, 2013 and May 31, 2013.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2010 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net income (loss) was 1.7% for the six months ended November 30, 2013. The effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2014 will be approximately 6.2% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing systems for the machine tool industry (Balancer) and laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended November 30,
	2013		2012
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,233,836	$1,182,514	$2,081,866	$854,077
Intercompany sales	(267,914)	(5,384)	(220,205)	(13,479)

Net sales	$1,965,922	$1,177,130	$1,861,661	$840,598

Operating income (loss)	$(127,360)	$(23,914)	$6,380	$(119,435)

Depreciation expense	$37,848	$15,218	$35,252	$18,083

Amortization expense	$0	$33,658	$0	$33,658

Capital expenditures	$1,093	$0	$0	$87,428

	Six Months Ended November 30,
	2013		2012
	Balancer	Measurement	Balancer	Measurement
Gross sales	$4,402,408	$2,193,330	$4,515,570	$2,286,444
Intercompany sales	(534,670)	(18,569)	(390,886)	(28,204)

Net sales	$3,867,738	$2,174,761	$4,124,684	$2,258,240

Operating income (loss)	$(240,376)	$(58,242)	$99,239	$(86,470)

Depreciation expense	$76,147	$31,840	$70,214	$36,111

Amortization expense	$0	$67,317	$0	$67,317

Capital expenditures	$1,436	$0	$39,830	$102,787

Geographic Information

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
North America	$1,811,421	$1,701,398	$3,692,273	$4,092,619
Europe	566,210	380,988	875,341	671,493
Asia	695,396	514,866	1,373,181	1,441,937
Other markets	70,025	105,007	101,704	176,875

Total Net Sales	$3,143,052	$2,702,259	$6,042,499	$6,382,924

	Three Months Ended November 30,
	2013		2012
	United States	Europe	United States	Europe
Operating income (loss)	$(127,149)	$(24,125)	$(105,732)	$(7,323)

Depreciation expense	$53,066	$0	$53,335	$0

Amortization expense	$33,658	$0	$33,658	$0

Capital expenditures	$1,093	$0	$87,428	$0

	Six Months Ended November 30,
	2013		2012
	United States	Europe	United States	Europe

Operating income (loss)	$(256,741)	$(41,877)	$45,378	$(32,609)

Depreciation expense	$107,987	$0	$106,325	$0

Amortization expense	$67,317	$0	$67,317	$0

Capital expenditures	$1,436	$0	$142,617	$0

Note – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	November 30, 2013	May 31, 2013
Segment assets to total assets
Balancer	$4,944,091	$5,489,976
Measurement	4,272,386	4,177,456
Corporate assets	2,137,243	1,957,166

Total assets	$11,353,720	$11,624,598

Geographic assets to long-lived assets
United States	$1,228,339	$1,334,890
Europe	0	0

Total assets	$1,228,339	$1,334,890

Geographic assets to total assets
United States	$10,262,117	$11,021,901
Europe	1,091,603	602,697

Total assets	$11,353,720	$11,624,598

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended November 30, 2013, total sales increased $440,793, or 16.3%, to $3,143,052 from $2,702,259 in the three months ended November 30, 2012. For the six months ended November 30, 2013, total sales decreased $340,425, or 5.3%, to $6,042,499 from $6,382,924 in the six months ended November 30, 2012. Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer segment sales increased $104,261, or 5.6%, to $1,965,922 for the three months ended November 30, 2013 compared to $1,861,661 for the three months ended November 30, 2012, primarily due to an increase in sales into Asia and to a lesser extent Europe for the quarter. Balancer segment sales decreased $256,946, or 6.2%, to $3,867,738 for the six months ended November 30, 2013 compared to $4,124,684 for the six months ended November 30, 2012. The decrease in worldwide balancer sales for the six month period ended November 30, 2013 is due in part to lower volumes of shipments into Asia, and to a lesser extent into North America. The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and remote tank monitoring products. Total Measurement segment sales increased $336,532, or 40.0%, to $1,177,130 for the three months ended November 30, 2013 compared to $840,598 for the three months ended November 30, 2012, primarily due to an increase in sales of remote tank monitoring products and services and laser-based light-scatter surface measurement products. Total Measurement segment sales decreased $83,479, or 3.7%, to $2,174,761 for the six months ended November 30, 2013 compared to $2,258,240 for the six months ended November 30, 2012. The decrease in worldwide measurement system sales for the six month period ended November 30, 2013 is primarily due to lower volumes of shipments of laser-based distance measurement and dimensional sizing products offset by increases in sales of remote tank monitoring products and related services and laser-based light-scatter surface measurement products.

Operating expenses have decreased $36,141, or 2.2%, to $1,619,142 for the three months ended November 30, 2013 from $1,655,283 for the three months ended November 30, 2012. Operating expenses have decreased $305,799, or 9.0%, to $3,097,608 for the six months ended November 30, 2013 from $3,403,407 for the six months ended November 30, 2012. General, administration and sales expenses have decreased $16,872, or 1.1%, to $1,507,046 for the three months ended November 30, 2013 from $1,523,918 for the same period in the prior year. General, administration and sales expenses have decreased $297,985, or 9.4%, to $2,858,748 for the six months ended November 30, 2013 from $3,156,733 for the same period in the prior year. Research and development expenses have decreased $19,269, or 14.7%, to $112,096 for the three months ended November 30, 2013 from $131,365 for the three months ended November 30, 2012. Research and development expenses have decreased $7,814, or 3.2%, to $238,860 for the six months ended November 30, 2013 from $246,674 for the six months ended November 30, 2012. Net loss was $163,201, or $0.05 per fully diluted share, for the three months ended November 30, 2013 as compared to $104,604, or $0.03 per fully diluted share, for the three months ended November 30, 2012. Net loss was $309,760, or $0.10 per fully diluted share, for the six months ended November 30, 2013 as compared to net income of $15,544, or $0.01 per fully diluted share, for the six months ended November 30, 2012.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2013.

Discussion of Operating Results

	Three Months Ended November 30,
	2013		2012
Balancer sales	$1,965,922	62.5%	$1,861,661	68.9%
Measurement sales	1,177,130	37.5%	840,598	31.1%

Total sales	3,143,052	100.0%	2,702,259	100.0%
Cost of sales	1,675,184	53.3%	1,160,031	42.9%

Gross profit	1,467,868	46.7%	1,542,228	57.1%

Operating expenses:
General, administration and sales	1,507,046	47.9%	1,523,918	56.4%
Research and development	112,096	3.6%	131,365	4.9%

Total operating expenses	1,619,142	51.5%	1,655,283	61.3%

Operating income (loss)	(151,274)	-4.8%	(113,055)	-4.2%
Other income (expense)	(9,546)	-0.3%	7,915	0.3%

Income (loss) before income taxes	(160,820)	-5.1%	(105,140)	-3.9%
Provision (benefit) for income taxes	2,381	0.1%	(536)	0.0%

Net income (loss)	$(163,201)	-5.2%	$(104,604)	-3.9%

	Six Months Ended November 30,
	2013		2012
Balancer sales	$3,867,738	64.0%	$4,124,684	64.6%
Measurement sales	2,174,761	36.0%	2,258,240	35.4%

Total sales	6,042,499	100.0%	6,382,924	100.0%
Cost of sales	3,243,509	53.7%	2,966,748	46.5%

Gross profit	2,798,990	46.3%	3,416,176	53.5%

Operating expenses:
General, administration and sales	2,858,748	47.3%	3,156,733	49.5%
Research and development	238,860	4.0%	246,674	3.9%

Total operating expenses	3,097,608	51.3%	3,403,407	53.3%

Operating income (loss)	(298,618)	-4.9%	12,769	0.2%
Other income (expense)	(6,093)	-0.1%	8,427	0.1%

Income (loss) before income taxes	(304,711)	-5.0%	21,196	0.3%
Provision (benefit) for income taxes	5,049	0.1%	5,652	0.1%

Net income (loss)	$(309,760)	-5.1%	$15,544	0.2%

Sales – Sales in the Balancer segment increased $104,261, or 5.6%, to $1,965,922 for the three months ended November 30 2013 compared to $1,861,661 for the three months ended November 30, 2012. This increase is primarily due to higher unit sales in Asia and Europe, offset by the continued lower unit sales volumes in North America. Sales in Asia increased $154,652, or 36.8%, for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012. North American sales decreased $79,816, or 7.3%, in the three months ended November 30, 2013 compared to the same period in the prior year. European sales increased $41,337, or 14.8%, in the second quarter of Fiscal 2014 compared to the second quarter of Fiscal 2013. Sales in other regions of the world decreased $11,912, or 18.2%, in the second quarter of Fiscal 2014 as compared to the same quarter in the prior year.

Sales in the Balancer segment decreased $256,946, or 6.2%, to $3,867,738 for the six months ended November 30 2013 compared to $4,124,684 for the six months ended November 30, 2012. This decrease is primarily due to lower unit sales in Asia and North America. Sales in Asia decreased $92,498, or 7.0%, for the six months ended November 30, 2013 as compared to the six months ended November 30, 2012. North American sales decreased $172,424, or 7.9%, in the six months ended November 30, 2013 compared to the same period in the prior year. European sales increased $45,072, or 8.9%, in the first half of Fiscal 2014 compared to the first half of Fiscal 2013. Sales in other regions of the world decreased $37,095, or 35.5%, in the six months ended November 30, 2013 as compared to the same period in the prior year. The levels of demand for our Balancer products in any of the geographic markets cannot be forecasted with any certainty given the recent volatility in the global economy and the historical volatility experienced in these markets.

Sales in the Measurement segment increased $336,532, or 40.0%, to $1,177,130 in the three months ended November 30, 2013 compared to $840,598 in the three months ended November 30, 2012. Sales of remote tank monitoring products and services increased $120,521, or 119.8%, to $221,158 during the second quarter of Fiscal 2014 as compared to $100,637 for the same period in the prior year. Sales of light-scatter laser-based surface measurement products in the three months ended November 30, 2013 increased $235,261, or 338.2%, as compared to the same period in the prior year primarily due to the delivery and acceptance of one of our CASI products during the quarter ended November 30, 2013. Sales of laser-based distance measurement and dimensional sizing products were relatively flat as compared to the same period in the prior year, decreasing only $21,648, or 3.5%.

Sales in the Measurement segment decreased $83,479, or 3.7%, to $2,174,761 in the six months ended November 30, 2013 compared to $2,258,240 in the six months ended November 30, 2012. Sales of remote tank monitoring products and services increased $143,576, or 37.0%, to $531,684 during the first half of Fiscal 2014 as compared to $388,108 for the same period in the prior year. Sales of light-scatter laser-based surface measurement products in the six months ended November 30, 2013 increased $63,015, or 21.4%, as compared to the same period in the prior year. These increases were offset by the decrease in sales of laser-based distance measurement and dimensional sizing products in the amount of $322,180, or 21.4%, for the six months ended November 30, 2013 as compared to the same period in the prior year. Given the recent volatility in these markets, future sales of laser-based measurement products cannot be forecasted with any certainty.

Gross profit – Gross profit for the three months ended November 30, 2013 decreased to 46.7% as compared to 57.1% for the three months ended November 30, 2012. For the six months ended November 30, 2013, gross profit decreased to 46.3% as compared to 53.5% for the six months ended November 30, 2012. These overall decreases in gross profit for both the three and six month periods ended November 30, 2013 as compared to the prior periods are primarily due to shifts in product sales mix involving five product lines and the impact of increased costs associated with the products sold.

Operating expenses – Operating expenses decreased $36,141, or 2.2%, to $1,619,142 for the three months ended November 30, 2013 as compared to $1,655,283 for the three months ended November 30, 2012. General, administrative and selling expenses decreased $16,872, or 1.1%, for the three months ended November 30, 2013 as compared to the same period in the prior year primarily due to lower personnel costs, lower sales and marketing expenses and slightly lower stock based compensation, offset by higher professional fees. Research and development expenses decreased $19,269, or 14.7%, as compared to the same period in the prior year due to the completion of development projects within our existing product lines. Operating expenses decreased $305,799, or 9.0%, to $3,097,608 for the six months ended November 30, 2013 as compared to $3,403,407 for the six months ended November 30, 2012. General, administrative and selling expenses decreased $297,985, or 9.4%, for the six months ended November 30, 2013 as compared to the same period in the prior year primarily due to lower personnel costs, lower sales and marketing expenses and slightly lower stock based compensation, offset by higher professional fees. Research and development expenses decreased $7,814, or 3.2%, as compared to the same period in the prior year due to the completion of development projects within our existing product lines.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense) was $(5,120) and $0 for the three months ended November 30, 2013 and 2012, respectively. Interest income (expense) was $(6,083) and $833 for the six months ended November 30, 2013 and 2012, respectively. Interest expense increased for the three and six months ended November 30, 2013 as a result of the draw in the amount of $400,000 on the line of credit in June 2013. Foreign currency exchange gains (losses) were $(3,979) and $7,518 for the three months ended November 30, 2013 and 2012, respectively. Foreign currency exchange gains were $1,157 and $7,597 for the six months ended November 30, 2013 and 2012, respectively. The changes in the gain (loss) are due to fluctuations of foreign currencies against the US dollar during the current period.

Income taxes – The Company’s effective tax rate on consolidated net income (loss) was 1.7% for the six months ended November 30, 2013. The Company’s effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions and certain expenses not being deductible for income tax reporting purposes offset by changes in the deferred tax valuation allowance and tax credits related to research and development expenses. Management believes the effective tax rate for Fiscal 2014 will be 6.2% due to the items noted above.

Net income – Net loss was $163,201, or $0.05 per diluted share, for the three months ended November 30, 2013 as compared to a net loss of $104,604, or $0.03 per diluted share, for the three months ended November 30, 2012. Net loss increased as compared to the same period in the prior year primarily due to the decrease in gross profit realized during the three months ended November 30, 2013. Net loss was $309,760, or $0.10 per diluted share, for the six months ended November 30, 2013 as compared to a net income of $15,544, or $0.01 per diluted share, for the six months ended November 30, 2012. Net loss increased as compared to the same period in the prior year primarily due to the decrease in gross profit realized during the six months ended November 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital remained consistent at $7,543,914 as of November 30, 2013 as compared to $7,601,950 as of May 31, 2013. Cash and cash equivalents increased $206,564 to $2,115,635 as of November 30, 2013 from $1,909,071 as of May 31, 2013.

Cash used in operating activities totaled $203,411 for the six months ended November 30, 2013 as compared to cash provided by operating activities of $35,308 for the six months ended November 30, 2012. The decrease was primarily due to the decreases in net income and accounts payable and increases in accounts receivable offset by decreases in inventory.

At November 30, 2013, the Company had accounts receivable of $2,180,229 as compared to $1,980,685 at May 31, 2013. The increase in accounts receivable of $199,544 was due to timing of receipts. Inventories decreased $388,402 to $4,665,685 as of November 30, 2013 compared to $5,054,087 at May 31, 2013. At November 30, 2013, total current liabilities decreased $38,974 to $1,570,506 as compared to $1,609,480 at May 31, 2013. The decrease was primarily due to decreases in accounts payable and other payroll accrued liabilities offset by the draw on the line of credit that occurred in June 2013.

During the six months ended November 30, 2013, net cash used in investing activities was $1,436, which consisted of additions to property and equipment.

The Company has a $2.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories and general intangibles. Interest is payable at the bank’s prime rate (3.25% as of November 30, 2013), or LIBOR plus 2.0% (2.17% as of November 30, 2013), and the agreement expires on March 1, 2014. The outstanding balance on the line of credit was $400,000 and $0 at November 30, 2013 and May 31, 2013, respectively.

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

The Company’s existing cash and credit facilities may not be sufficient to fund future growth

The Company had an operating line of credit of $2.0 million and a cash balance of $2.1 million as of November 30, 2013; as of that date, the Company had a $400,000 balance on its line of credit. The Company believes that its existing cash and investments combined with the cash from operating activities will be sufficient to meet its cash requirements for the near term. However, if sales continue to weaken and the Company is unable to reduce its operating costs in a timely manner, the Company may have to continue to reduce its cash balance or further draw on its line of credit, both of which could significantly impact the liquidity or operations of the Company.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of November 30, 2013. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank with an outstanding balance of $400,000 as of November 30, 2013. There is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. A 10% change in the interest rates would not have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended November 30, 2013 and 2012, results of operations included gains (losses) on foreign currency translation of $(3,979) and $7,518, respectively. For the six months ended November 30, 2013 and 2012, results of operations included gains (losses) on foreign currency translation of $1,157 and $7,597, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: January 14, 2014	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer