Form 10-Q
period 2014-02-28
SCHMITT INDUSTRIES INC
filed 2014-04-11
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of March 31, 2014

Common stock, no par value	2,990,910

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2014	May 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$1,885,856	$1,909,071
Accounts receivable, net of allowance of $32,009 and $30,576 at February 28, 2014 and May 31, 2013, respectively	2,155,006	1,980,685
Inventories	4,539,207	5,054,087
Prepaid expenses	141,186	219,492
Income taxes receivable	17,943	48,095

	8,739,198	9,211,430

Property and equipment
Land	299,000	299,000
Buildings and improvements	1,805,951	1,805,951
Furniture, fixtures and equipment	1,313,921	1,312,028
Vehicles	86,838	121,835

	3,505,710	3,538,814
Less accumulated depreciation and amortization	(2,328,075)	(2,203,924)

	1,177,635	1,334,890

Other assets
Intangible assets, net	977,302	1,078,278

TOTAL ASSETS	$10,894,135	$11,624,598

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$525,876	$918,094
Accrued commissions	242,648	273,307
Accrued payroll liabilities	108,515	131,772
Other accrued liabilities	279,318	286,307

Total current liabilities	1,156,357	1,609,480

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,990,910 shares issued and outstanding at both February 28, 2014 and May 31, 2013	10,411,566	10,369,524
Accumulated other comprehensive loss	(269,439)	(331,924)
Accumulated deficit	(404,349)	(22,482)

Total stockholders’ equity	9,737,778	10,015,118

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,894,135	$11,624,598

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Net sales	$3,066,163	$2,796,429	$9,108,662	$9,179,353
Cost of sales	1,608,233	1,438,831	4,851,742	4,405,579

Gross profit	1,457,930	1,357,598	4,256,920	4,773,774

Operating expenses:
General, administration and sales	1,387,972	1,366,587	4,246,720	4,523,320
Research and development	151,613	164,693	390,473	411,367

Total operating expenses	1,539,585	1,531,280	4,637,193	4,934,687

Operating loss	(81,655)	(173,682)	(380,273)	(160,913)
Other income (expense)	11,497	(2,347)	5,404	6,080

Loss before income taxes	(70,158)	(176,029)	(374,869)	(154,833)
Provision for income taxes	1,949	15,075	6,998	20,727

Net loss	$(72,107)	$(191,104)	$(381,867)	$(175,560)

Net loss per common share:
Basic	$(0.02)	$(0.06)	$(0.13)	$(0.06)

Weighted average number of common shares, basic	2,990,910	2,990,910	2,990,910	2,990,910

Diluted	$(0.02)	$(0.06)	$(0.13)	$(0.06)

Weighted average number of common shares, diluted	2,990,910	2,990,910	2,990,910	2,990,910

Comprehensive loss
Net loss	$(72,107)	$(191,104)	$(381,867)	$(175,560)
Foreign currency translation adjustment	9,561	(24,648)	62,485	(15,205)

Total comprehensive loss	$(62,546)	$(215,752)	$(319,382)	$(190,765)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

(UNAUDITED)

	Nine Months Ended February 28,
	2014	2013
Cash flows relating to operating activities
Net loss	$(381,867)	$(175,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254,291	260,379
Gain on disposal of property and equipment	(13,667)	0
Stock based compensation	42,042	67,255
(Increase) decrease in:
Accounts receivable	(136,344)	393,466
Inventories	544,102	(772,380)
Prepaid expenses	80,283	29,870
Income taxes receivable	30,152	(7,021)
Increase (decrease) in:
Accounts payable	(398,357)	(66,416)
Accrued liabilities and customer deposits	(65,706)	(3,966)

Net cash used in operating activities	(45,071)	(274,373)

Cash flows relating to investing activities
Purchases of property and equipment	(1,893)	(152,010)
Proceeds from sale of property and equipment	19,500	0

Net cash provided by (used in) investing activities	17,607	(152,010)

Cash flows relating to financing activities
Increase in line of credit	400,000	0
Payments on line of credit	(400,000)	0

Net cash provided by financing activities	0	0

Effect of foreign exchange translation on cash	4,249	(10,549)

Decrease in cash and cash equivalents	(23,215)	(436,932)
Cash and cash equivalents, beginning of period	1,909,071	2,776,817

Cash and cash equivalents, end of period	$1,885,856	$2,339,885

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$7,061	$35,248

Cash paid during the period for interest	$8,378	$0

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2013	2,990,910	$10,369,524	$(331,924)	$(22,482)	$10,015,118
Stock-based compensation	0	42,042	0	0	42,042
Net loss	0	0	0	(381,867)	(381,867)
Other comprehensive income	0	0	62,485	0	62,485

Balance, February 28, 2014	2,990,910	$10,411,566	$(269,439)	$(404,349)	$9,737,778

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2014 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2013 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2013. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2014.

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

Financial Instruments

The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, accounts payable and the line of credit) also approximates fair value because of their short-term maturities.

Note 2:

INVENTORY

Inventory is valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of February 28, 2014 and May 31, 2013, inventories consisted of:

	February 28, 2014	May 31, 2013
Raw materials	$1,974,479	$2,225,295
Work-in-process	784,694	1,132,534
Finished goods	1,780,034	1,696,258

	$4,539,207	$5,054,087

Note 3:

LINE OF CREDIT

The Company has a $2 million bank line of credit secured by U.S. accounts receivable, inventories, general intangibles and a depository account, which has been extended through September 1, 2014. The line of credit is subject to certain covenant requirements if draws on the line are executed. Interest is payable at the bank’s prime rate (3.25% as of February 28, 2014) or LIBOR plus 2.0% (2.16% as of February 28, 2014). The outstanding balance on the line of credit was $0 at February 28, 2014 and May 31, 2013, respectively.

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

The Company has computed, to determine stock-based compensation expense recognized for those options granted during the three and nine months ended February 28, 2014 and 2013, the value of all stock options granted using the Black-Scholes option pricing model. 35,000 options were issued during the nine months ended February 28, 2014. No options were issued during the nine months ended February 28, 2013.

At February 28, 2014, the Company had a total of 286,666 outstanding stock options (204,998 vested and exercisable and 81,668 non-vested) with a weighted average exercise price of $3.74. The Company estimates that $56,921 will be recorded as additional stock-based compensation expense for all options that were outstanding as of February 28, 2014, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
41,666	$2.30	0.3	41,666	$2.30
35,000	2.53	9.6	0	N/A
25,000	2.90	9.1	0	N/A
130,000	3.65	7.3	108,332	3.65
5,000	5.80	1.7	5,000	5.80
50,000	6.25	4.3	50,000	6.25

286,666	3.74	6.1	204,998	4.06

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and nine months ended February 28, 2014 are summarized as follows:

	Three Months Ended February 28, 2014		Nine Months Ended February 28, 2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	286,666	$3.74	301,666	$4.06
Options granted	0	0	35,000	2.53
Options exercised	0	0	0	0
Options forfeited/canceled	0	0	(50,000)	4.82

Options outstanding - end of period	286,666	3.74	286,666	3.74

Note 5:

EPS RECONCILIATION

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Weighted average shares (basic)	2,990,910	2,990,910	2,990,910	2,990,910
Effect of dilutive stock options	0	0	0	0

Weighted average shares (diluted)	2,990,910	2,990,910	2,990,910	2,990,910

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

On June 1, 2007, the Company adopted the provisions of ACS Topic 740. Other long-term liabilities related to tax contingencies were $0 as of both February 28, 2014 and May 31, 2013. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of February 28, 2014 and May 31, 2013.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2010 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 2.0% for the nine months ended February 28, 2014. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2014 will be approximately 2.7% due to the items noted above.

Note 7:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing systems for the machine tool industry (Balancer) and laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended February 28,
	2014		2013
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,201,178	$1,123,186	$2,023,483	$1,002,351
Intercompany sales	(231,317)	(26,884)	(213,564)	(15,841)

Net sales	$1,969,861	$1,096,302	$1,809,919	$986,510

Operating income (loss)	$4,345	$(86,000)	$68,552	$(242,234)

Depreciation expense	$32,786	$12,542	$35,448	$17,630

Amortization expense	$0	$33,659	$0	$33,659

Capital expenditures	$457	$0	$9,393	$0

	Nine Months Ended February 28,
	2014		2013
	Balancer	Measurement	Balancer	Measurement
Gross sales	$6,603,586	$3,316,516	$6,539,053	$3,288,795
Intercompany sales	(765,987)	(45,453)	(604,450)	(44,045)

Net sales	$5,837,599	$3,271,063	$5,934,603	$3,244,750

Operating income (loss)	$(236,031)	$(144,242)	$167,791	$(328,704)

Depreciation expense	$108,933	$44,382	$105,662	$53,741

Amortization expense	$0	$100,976	$0	$100,976

Capital expenditures	$1,893	$0	$49,223	$102,787

Geographic Information-Net Sales by Geographic Area

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
North America	$1,763,223	$1,948,358	$5,455,496	$6,040,977
Europe	526,372	259,570	1,401,713	931,063
Asia	742,006	515,040	2,115,187	1,956,977
Other markets	34,562	73,461	136,266	250,336

Total Net Sales	$3,066,163	$2,796,429	$9,108,662	$9,179,353

	Three Months Ended February 28,
	2014		2013
	United States	Europe	United States	Europe
Operating income (loss)	$(185,597)	$103,942	$(142,189)	$(31,493)

Depreciation expense	$45,328	$0	$53,078	$0

Amortization expense	$33,659	$0	$33,659	$0

Capital expenditures	$457	$0	$9,393	$0

	Nine Months Ended February 28,
	2014		2013
	United States	Europe	United States	Europe
Operating income (loss)	$(442,338)	$62,065	$(96,811)	$(64,102)

Depreciation expense	$153,315	$0	$159,403	$0

Amortization expense	$100,976	$0	$100,976	$0

Capital expenditures	$1,893	$0	$152,010	$0

Note – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	February 28, 2014	May 31, 2013
Segment assets to total assets
Balancer	$4,733,193	$5,489,976
Measurement	4,257,143	4,177,456
Corporate assets	1,903,799	1,957,166

Total assets	$10,894,135	$11,624,598

Geographic assets to long-lived assets
United States	$1,177,635	$1,334,890
Europe	0	0

Total assets	$1,177,635	$1,334,890

Geographic assets to total assets
United States	$9,862,422	$11,021,901
Europe	1,031,713	602,697

Total assets	$10,894,135	$11,624,598

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

“SBS,” “SMS,” “Acuity,” “Xact”, “Lasercheck” and “AccuProfile” are registered trademarks owned by the Company.

For the three months ended February 28, 2014, total sales increased $269,734, or 9.6%, to $3,066,163 from $2,796,429 in the three months ended February 28, 2013. For the nine months ended February 28, 2014, total sales decreased $70,691, or 0.8%, to $9,108,662 from $9,179,353 in the nine months ended February 28, 2013. Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets of North America, Asia, Europe and South America. Balancer segment sales increased $159,942, or 8.8%, to $1,969,861 for the three months ended February 28, 2014 compared to $1,809,919 for the three months ended February 28, 2013, primarily due to an increase in sales into Asia and Europe, offset by decreased sales in North America for the quarter. Balancer segment sales decreased $97,004, or 1.6%, to $5,837,599 for the nine months ended February 28, 2014 compared to $5,934,603 for the nine months ended February 28, 2013. The decrease in worldwide balancer sales for the nine month period ended February 28, 2014 is in part due to lower volumes of shipments into North America, offset by increased sales in Asia and Europe. The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and remote tank monitoring products. Total Measurement segment sales increased $109,792, or 11.1%, to $1,096,302 for the three months ended February 28, 2014 compared to $986,510 for the three months ended February 28, 2013, driven primarily by an increase in sales of laser-based light-scatter surface measurement products, offset by decreased sales of our laser-based distance measurement and dimensional sizing products. Total Measurement segment sales increased $26,313, or 0.8%, to $3,271,063 for the nine months ended February 28, 2014 compared to $3,244,750 for the nine months ended February 28, 2013. The increase in worldwide measurement system sales for the nine month period ended February 28, 2014 is primarily due to increases in sales of remote tank monitoring products and related services and laser-based light-scatter surface measurement products, offset by lower volumes of shipments of laser-based distance measurement and dimensional sizing products.

Operating expenses increased $8,305, or 0.5%, to $1,539,585 for the three months ended February 28, 2014 from $1,531,280 for the three months ended February 28, 2013. Operating expenses decreased $297,494, or 6.0%, to $4,637,193 for the nine months ended February 28, 2014 from $4,934,687 for the nine months ended February 28, 2013. General, administration and sales expenses increased $21,385, or 1.6%, to $1,387,972 for the three months ended February 28, 2014 from $1,366,587 for the same period in the prior year. General, administration and sales expenses decreased $276,600, or 6.1%, to $4,246,720 for the nine months ended February 28, 2014 from $4,523,320 for the same period in the prior year. Research and development expenses decreased $13,080, or 7.9%, to $151,613 for the three months ended February 28, 2014 from $164,693 for the three months ended February 28, 2013. Research and development expenses decreased $20,894, or 5.1%, to $390,473 for the nine months ended February 28, 2014 from $411,367 for the nine months ended February 28, 2013. Net loss was $72,107, or $0.02 per fully diluted share, for the three months ended February 28, 2014 as compared to $191,104, or $0.06 per fully diluted share, for the three months ended February 28, 2013. Net loss was $381,867, or $0.13 per fully diluted share, for the nine months ended February 28, 2014 as compared to net loss of $175,560, or $0.06 per fully diluted share, for the nine months ended February 28, 2013.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2013.

Discussion of Operating Results

	Three Months Ended February 28,
	2014		2013
Balancer sales	$1,969,861	64.2%	$1,809,919	64.7%
Measurement sales	1,096,302	35.8%	986,510	35.3%

Total sales	3,066,163	100.0%	2,796,429	100.0%
Cost of sales	1,608,233	52.5%	1,438,831	51.5%

Gross profit	1,457,930	47.5%	1,357,598	48.5%

Operating expenses:
General, administration and sales	1,387,972	45.3%	1,366,587	48.9%
Research and development	151,613	4.9%	164,693	5.9%

Total operating expenses	1,539,585	50.2%	1,531,280	54.8%

Operating income (loss)	(81,655)	-2.7%	(173,682)	-6.2%
Other income (expense)	11,497	0.4%	(2,347)	-0.1%

Income (loss) before income taxes	(70,158)	-2.3%	(176,029)	-6.3%
Provision (benefit) for income taxes	1,949	0.1%	15,075	0.5%

Net income (loss)	$(72,107)	-2.4%	$(191,104)	-6.8%

	Nine Months Ended February 28,
	2014		2013
Balancer sales	$5,837,599	64.1%	$5,934,603	64.7%
Measurement sales	3,271,063	35.9%	3,244,750	35.3%

Total sales	9,108,662	100.0%	9,179,353	100.0%
Cost of sales	4,851,742	53.3%	4,405,579	48.0%

Gross profit	4,256,920	46.7%	4,773,774	52.0%

Operating expenses:
General, administration and sales	4,246,720	46.6%	4,523,320	49.3%
Research and development	390,473	4.3%	411,367	4.5%

Total operating expenses	4,637,193	50.9%	4,934,687	53.8%

Operating income (loss)	(380,273)	-4.2%	(160,913)	-1.8%
Other income (expense)	5,404	0.1%	6,080	0.1%

Income (loss) before income taxes	(374,869)	-4.1%	(154,833)	-1.7%
Provision (benefit) for income taxes	6,998	0.1%	20,727	0.2%

Net income (loss)	$(381,867)	-4.2%	$(175,560)	-1.9%

Sales – Sales in the Balancer segment increased $159,942, or 8.8%, to $1,969,861 for the three months ended February 28, 2014 compared to $1,809,919 for the three months ended February 28, 2013. This increase is primarily due to higher unit sales in Asia and Europe, offset by lower unit sales volumes in North America. Sales in Asia increased $199,835, or 45.2%, for the three months ended February 28, 2014 as compared to the three months ended February 28, 2013. North American sales decreased $50,786, or 4.5%, in the three months ended February 28, 2014 compared to the same period in the prior year. European sales increased $23,755, or 11.6%, in the third quarter of Fiscal 2014 compared to the third quarter of Fiscal 2013. Sales in other regions of the world decreased $12,862, or 28.7%, in the third quarter of Fiscal 2014 as compared to the same quarter in the prior year. The levels of demand for our Balancer products in any of the geographic markets cannot be forecasted with any certainty given the volatility experienced in these markets.

Sales in the Balancer segment decreased $97,004, or 1.6%, to $5,837,599 for the nine months ended February 28, 2014 compared to $5,934,603 for the nine months ended February 28, 2013. This decrease is primarily due to lower unit sales in North America, offset by increases in sales in both Asia and Europe. Sales in Asia increased $107,337, or 6.1%, for the nine months ended February 28, 2014 as compared to the nine months ended February 28, 2013. North American sales decreased $223,210, or 6.7%, in the nine months ended February 28, 2014 compared to the same period in the prior year. European sales increased $68,827, or 9.7%, during the first three quarters of Fiscal 2014 compared to the same period of Fiscal 2013. Sales in other regions of the world decreased $49,958, or 33.5%, in the nine months ended February 28, 2014 as compared to the nine months ended February 28, 2013. The levels of demand for our Balancer products in any of the geographic markets cannot be forecasted with any certainty given the volatility experienced in these markets.

Sales in the Measurement segment increased $109,792, or 11.1%, to $1,096,302 in the three months ended February 28, 2014 compared to $986,510 in the three months ended February 28, 2013. Sales of remote tank monitoring products and services increased $21,744, or 12.4%, to $197,804 during the three months ended February 28, 2014 as compared to $176,060 for the same period in the prior year. Sales of light-scatter laser-based surface measurement products in the three months ended February 28, 2014 increased $195,127, or 714.6%, as compared to the same period in the prior year primarily due to the delivery and acceptance of one of our CASI products during the quarter ended February 28, 2014. Sales of laser-based distance measurement and dimensional sizing products decreased $83,398, or 11.5%, to $643,730 as compared to $727,128 for the same period in the prior year. Given the volatility in these markets, future sales of laser-based measurement products cannot be forecasted with any certainty.

Sales in the Measurement segment increased $26,313, or 0.8%, to $3,271,063 in the nine months ended February 28, 2014 compared to $3,244,750 in the nine months ended February 28, 2013. Sales of remote tank monitoring products and services increased $165,320, or 29.3%, to $729,488 for the nine months ended February 28, 2014 as compared to $564,168 for the same period in the prior year. Sales of light-scatter laser-based surface measurement products in the nine months ended February 28, 2014 increased $258,142, or 80.1%, as compared to the same period in the prior year. These increases were offset by the decrease in sales of laser-based distance measurement and dimensional sizing products in the amount of $405,578, or 18.2% for the nine months ended February 28, 2014 as compared to the same period in the prior year. Given the volatility in these markets, future sales of laser-based measurement products cannot be forecasted with any certainty.

Gross profit – Gross profit for the three months ended February 28, 2014 decreased to 47.5% as compared to 48.5% for the three months ended February 28, 2013. For the nine months ended February 28, 2014, gross profit decreased to 46.7% as compared to 52.0% for the nine months ended February 28, 2013. These overall decreases in gross profit are primarily due to shifts in the product sales mix involving our five product lines and the impact of increased costs associated with the products sold.

Operating expenses – Operating expenses increased $8,305, or 0.5%, to $1,539,585 for the three months ended February 28, 2014 as compared to $1,531,280 for the three months ended February 28, 2013. General, administrative and selling expenses increased $21,385, or 1.6%, for the three months ended February 28, 2014 as compared to the same period in the prior year primarily due to increased consulting and professional expenses, offset by lower sales and marketing and travel and entertainment expenses. Research and development expenses decreased $13,080, or 7.9%, as compared to the same period in the prior year due to the completion of development projects within our existing product lines. Operating expenses decreased $297,494, or 6.0%, to $4,637,193 for the nine months ended February 28, 2014 as compared to $4,934,687 for the nine months ended February 28, 2013. General, administrative and selling expenses decreased $276,600, or 5.1%, for the nine months ended February 28, 2014 as compared to the same period in the prior year primarily due to lower personnel costs, lower sales and marketing expenses and slightly lower stock based compensation, offset by higher consulting and professional expenses. Research and development expenses decreased $20,894, or 5.1%, as compared to the same period in the prior year due to the completion of development projects within our existing product lines.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $(1,165) and $247 for the three months ended February 28, 2014 and 2013, respectively. Interest income (expense), net was $(7,968) and $1,080 for the nine months ended February 28, 2014 and 2013, respectively. Interest expense increased for the three and nine months ended February 28, 2014 as a result of the draw on the line of credit in June 2013. The line was paid in full in February 2014. Foreign currency exchange losses were $855 and $2,593 for the three months ended February 28, 2014 and 2013, respectively. Foreign currency exchange gains were $302 and $5,004 for the nine months ended February 28, 2014 and 2013, respectively. The changes in the gain (loss) are due to fluctuations of foreign currencies against the US dollar during the current period. Also included in other income for the quarter ended February 28, 2014 is a $13,667 gain on the sale of a fixed asset.

Income taxes – The Company’s effective tax rate on consolidated net loss was 2.0% for the nine months ended February 28, 2014. The Company’s effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions and certain expenses not being deductible for income tax reporting purposes offset by changes in the deferred tax valuation allowance and tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2014 will be 2.7% due to the items noted above.

Net loss – Net loss was $72,107, or $0.02 per diluted share, for the three months ended February 28, 2014 as compared to a net loss of $191,104, or $0.06 per diluted share, for the three months ended February 28, 2013. Net loss for the third quarter of Fiscal 2014 decreased as compared to the same period in the prior year primarily driven by the increase in sales in Asia and Europe, offset by softer sales in North America and slightly lower margins. Net loss was $381,867, or $0.13 per diluted share, for the nine months ended February 28, 2014 as compared to a net loss of $175,560, or $0.06 per diluted share, for the nine months ended February 28, 2013. The increase in net loss in Fiscal 2014 as compared to Fiscal 2013 was impacted by lower gross profits realized during the first nine months of the current fiscal year as compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital remained consistent at $7,582,841 as of February 28, 2014 as compared to $7,601,950 as of May 31, 2013. Cash and cash equivalents decreased $23,215 to $1,885,856 as of February 28, 2014 from $1,909,071 as of May 31, 2013.

Cash used in operating activities totaled $45,071 for the nine months ended February 28, 2014 as compared to $274,373 for the nine months ended February 28, 2013. The decrease in cash used in operating activities was primarily impacted by the planned reduction of cash used to acquire inventory, offset by the increased net loss in the comparative periods. Changes in accounts receivable and accounts payable also impacted the total cash used and the changes are the result of timing of receipts and payments.

At February 28, 2014, the Company had accounts receivable of $2,155,006 as compared to $1,980,685 at May 31, 2013. The increase in accounts receivable of $174,321 was due to timing of receipts. Inventories decreased $514,880 to $4,539,207 as of February 28, 2014 compared to $5,054,087 at May 31, 2013 due to the implementation of an inventory purchasing program. At February 28, 2014, total current liabilities decreased $453,123 to $1,156,357 as compared to $1,609,480 at May 31, 2013. The decrease was primarily due to decreases in accounts payable.

During the nine months ended February 28, 2014, net cash provided by investing activities was $17,607, which was primarily due to the sale of one of the Company’s vehicles.

The Company has a $2.0 million bank line of credit agreement secured by U.S. accounts receivable, inventories, general intangibles and a depository account, which has been extended through September 1, 2014. The line of credit is subject to certain covenant requirements if draws on the line are executed. Interest is payable at the bank’s prime rate (3.25% as of February 28, 2014), or LIBOR plus 2.0% (2.16% as of February 28, 2014). The outstanding balance on the line of credit was $0 at February 28, 2014 and May 31, 2013.

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

The Company’s existing cash and credit facilities may not be sufficient to fund future growth

The Company had an operating line of credit of $2.0 million and a cash balance of $1.9 million as of February 28, 2014; as of that date, the Company had a $0 balance on its line of credit. The Company believes that its existing cash and investments combined with the cash from operating activities will be sufficient to meet its cash requirements for the near term. However, if sales continue to weaken and the Company is unable to reduce its operating costs in a timely manner, the Company may have to continue to reduce its cash balance or draw on its line of credit, both of which could significantly impact the liquidity or operations of the Company.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 28, 2014. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank with an outstanding balance of $0 as of February 28, 2014. There is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. A 10% change in the interest rates would not have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For the three months ended February 28, 2014 and 2013, results of operations included losses on foreign currency translation of $855 and $2,593, respectively. For the nine months ended February 28, 2014 and 2013, results of operations included gains on foreign currency translation of $302 and $5,004, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: April 11, 2014	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer