Form 10-K
period 2014-05-31
SCHMITT INDUSTRIES INC
filed 2014-08-08
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,622,100 based upon the closing price of $2.63 reported for such date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of July 31, 2014, the registrant had 2,995,910 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Introduction

Schmitt Industries, Inc. (the Company), an Oregon corporation, designs, manufactures and sells high precision test and measurement products for two main business segments: the Balancer Segment and the Measurement Segment. The Company designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines (the Balancer Segment). Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), an Oregon corporation, the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement for a wide variety of commercial applications, laser-based microroughness measurement products for the semiconductor wafer and hard disk drive industries and for other industrial applications, laser-based surface analysis and measurement products for a variety of scientific applications, and ultrasonic measurement products that measure the levels of propane tanks and transmit that data via satellite to a secure web site for display (the Measurement Segment). The Company also provides sales and service for Europe and parts of Asia through its wholly owned subsidiary, Schmitt Europe Limited (SEL), located in Coventry, England and through its sales representative office located in Shanghai, China. The Company’s corporate office is located at 2765 N.W. Nicolai Street, Portland, Oregon.

“SBS,” “SMS,” “Acuity,” “Xact,” “Lasercheck” and “AccuProfile” are registered trademarks owned by the Company.

Balancer Segment

The Company’s principal product line for this segment is the Schmitt Dynamic Balance System (SBS), which consists of a vibration sensor, a computer control unit, and a balance head that is placed either externally on the grinding wheel spindle with the use of a spindle mounted adaptor or internally inside the spindle bore. The SB-5500 control panel contains up to four slots for additional circuit boards designed for specific functions, such as manual balancing, balancing using hydro chambers and process monitoring, which involves the detection and analysis of high frequency noise, known as acoustic emission or AE, generated by the grinding process. SBS products are designed as economical yet highly precise measurement and control devices for permanent or portable installation on grinding machines that can detect and correct imbalance caused by vibration as small as 0.02 microns. Customers can also detect and analyze the AE signal generated during grinding or wheel dressing to help monitor and improve the grinding process. Customers include both end user operators as well as manufacturers of grinding machines worldwide for a wide variety of industries that utilize the grinding process, including the automotive, industrial, aerospace, and medical industries where specifications and operating tolerances on machined parts are increasingly precise.

The SB-5500 is fully automated, eliminating the need to pre-balance parts such as grinding wheels. This reduces machine setup time and ensures a smoother and more efficient grinding process. Operating on a principle of mass compensation for wheel imbalance, the balance head contains two movable eccentric weights, each driven by electric motors through a precision gear train. These weights are repositioned to offset any imbalance in a grinding wheel or other application. Imbalance or vibration is picked up by the vibration sensor that feeds the detected signal to the control unit, which filters the signal by revolutions per minute. The controller then automatically drives the balance head weights in a direction that reduces the amplitude of the vibration signal. The balance cycle is complete when the weights are positioned to achieve the lowest vibration level, as low as 0.02 microns.

The SB-5500 also includes an optional Acoustic Emission Monitoring System (AEMS) control card, which uses proprietary acoustic sensor technology to monitor the very high frequency signals (known as acoustic emission or AE) generated on the grinding machine during key events in the grinding process. The AEMS card allows rapid, automatic grinding wheel in-feed, right up to the point of initial contact of the grinding wheel with a new part loaded in the machine. The system can automatically detect the initial contact and very quickly report this event to the machine control, stopping the wheel in-feed without operator intervention. Part crash occurs when a part or fixture is incorrectly loaded into a grinding machine or some abnormal condition occurs. Rapid in-feed of the wheel may then result in a dangerous or expensive crash. The AEMS card allows the grinding machine’s operating system (known as a computer numeric control or CNC system) on the machine to monitor the acoustic levels and detect any unexpected contact when it happens. The system then reports that abnormal contact and instructs the CNC program to stop the grinding process, usually within one millisecond.

The SB-5500 also offers the ExactDress process control card as part of the AEMS system to automatically monitor and control the grinding wheel dressing process by comparing the AE signal pattern of a wheel dress to a stored “master” AE signal pattern and by indicating when the dressing process has been successfully completed. Monitoring for AE levels during wheel dressing permits the operator or CNC control to determine if the wheel is being dressed fully across its width, control the aggressiveness of the process and maintain the quality of the dressed wheel to conserve wheel material.

Additional SBS products include the SB-2000 and the AE-1000. The SB-2000 is an easy-to-use, compact manual balancing system offering both one and two plane manual balancing capabilities. The system comes in a dedicated machine installation version (SB-2000) and a portable version (SB-2000-P). Each version of the system displays up to four digits of resolution for vibration and six digits for RPM readings and supports a spindle speed range of 30 to 100,000 RPM. The portable SB-2000-P version attaches magnetically to any location on the machine for easy setup and use. The AE-1000 is a dedicated AE control platform that reduces air machine grinding time and alerts the operator to potential grinding wheel crash conditions by using proprietary AE detection technology to monitor the high frequency signals generated by the grinding process.

Notable features of the SBS system include its ability to fit almost all grinding machines, ease of installation, compact and modular construction, ability to balance a wheel while on a machine, virtual elimination of wheel vibration, automatic monitoring of balancing, display in a variety of languages and in metric units of measurement, instrument grade calibration, short balance process, measurement of both displacement and/or velocity and minimal operator maintenance. The SB-5500 also offers the capability of fully integrating its operation and output within any grinding machine’s CNC operating system by the use of its IVIS (Intelligent Visualization) software.

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

Examples of some well-known worldwide machine tool builders who have offered and/or installed the SBS system include Shanghai Machine Tool Works, ANCA, Capco Machinery, Drake Manufacturing, Ecotech/SMTW, Erwin Junker, Matrix Machine Tool, Schleifring Group, Shaanxi Qinchuan Machinery Development Co., Cinetic Landis Grinding, Koyo Machinery, Micron Machinery Limited, USACH Technologies (U.S.), Tschudin and Weldon Solutions. The Company currently sells its products directly to major machine builders throughout the world.

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

For the years ended May 31, 2014, May 31, 2013 and May 31, 2012 (Fiscal 2014, 2013 and 2012), net sales of the Company’s balancing products totaled $7,721,211, $7,714,122 and $9,265,008, respectively. Net sales of balancing products accounted for 64%, 62% and 64% of the Company’s total sales in Fiscal 2014, 2013 and 2012, respectively. See Note 6 to Consolidated Financial Statements.

Competition

Competitors in the Balancer Segment primarily come from Germany and Italy. These competitors produce electromechanical and water balancers and process control products similar to SBS. The Company’s primary competitors are Marposs S.p.A., MPM Micro Prazision Marx GmbH and Balance Systems S.r.l.

Measurement Segment

Within the Measurement Segment, the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement for a wide variety of commercial applications, laser-based microroughness measurement products for the semiconductor wafer and hard disk drive industries and for other industrial applications, laser-based surface analysis and measurement products for a variety of scientific applications, and ultrasonic measurement products that accurately measure the fill levels of propane tanks and transmit that data via satellite to a secure web site for display.

Laser and White Light Sensors

These products include lasers utilizing both triangulation and time-of-flight methods of measurement, and confocal chromatic white light sensors that are used in a wide range of industrial applications including manufacturing, lumber production, steel casting, glass and paper production, medical imaging, crane control and micron-level part and surface inspection and are sold under the Acuity brand. Presently, there are 11 products offered under the Acuity brand: The AccuRange (AR)1000, AR2000, AR2500 and AR3000 distance measurement sensors, the AR700, AR500 and AR200 series of triangulating laser displacement sensors, the AR CCS Prima and the AR CCS Initial chromatic confocal sensors and the AccuProfile (AP)400 and AP820 laser line scanners. The Company designs, manufactures and sells the AR200 and AR700 and distributes the AR500, AR1000, AR2000, AR2500, AR3000, AR CCS Prima, AR CCS Initial, AP400 and the AP820, primarily into North America.

The AR1000, AR2000, AR2500 and AR3000 distance measurement lasers utilize pulsed time of flight measurement principles to accurately measure distances of up to 30 meters (up to 300 meters with retro-reflective tape) with the AR1000, up to 100 meters (500 meters with retro-reflective tape) with the AR2000, up to 50 meters (500 meters with retro-reflective tape) with the AR2500 and up to 300 meters (3000 meters with retro-reflective tape) with the AR3000. These products are highly versatile, being able to measure distances both indoors and outdoors. Applications include, but are not limited to, load confirmation, alignment, lumber positioning, crane monitoring, fill level measurement, velocity measurement and laser altimeter.

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

The AR CCS Initial confocal sensor is an extremely precise point sensor for measuring displacement and thickness. Each system includes a controller unit, a fiber optic cable, a measuring probe and all necessary cables and software. The CCS Initial measures distance and topography of varied targets, including silicon, polished metals, glass, contoured lenses, polymers, semiconductor masks and natural materials. The technology in the CCS Initial supports nanometer-scale resolutions and the system comes in five different measurement models that range from 0.4 to 12.0 mm.

The AP400 series line sensors are entry-level two-dimensional CMOS digital sensors for industrial surface dimensioning and measurement applications. The scanner quickly and accurately generates low noise 2D profile scans of objects, surface or scenes. The sensor has an onboard processor and memory and comes with AcuityView image analysis software. Typical applications include weld gap tracking and weld bead profiling, positional control of objects and surfaces, tire profiling, wheel profiling, surface profiling, 3D profile generation and dimensional measurement.

The AP820 is a two-dimensional laser line scanner that measures surface height profiles by projecting a beam of visible laser light that creates a line on a targeted surface. The AP820 is a highly accurate sensor for industrial surface dimensional and measurement applications. The scanner quickly and accurately generates low-noise 2D or 3D profile scans of objects, surfaces or scenes. The sensor automatically adjusts laser power and detector exposure to compensate for varying surface conditions. Typical scanner applications include weld gap tracking and weld bead profiling, positional control of objects and surfaces, tire profiling, wheel profiling, surface profiling, 3D profile generation and dimensional measurement.

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

The Company’s product for the disk industry is the TMS (Texture Measurement System) 2000-RC, an accurate non-contact texture measurement system. The product (used on aluminum substrates) is currently used worldwide by most major disk drive manufacturers, providing fast, accurate and repeatable microroughness measurements while quadrupling production throughput when compared to other testing devices. Surface roughness can be measured to levels below 0.5 Angstroms. An Angstrom (Å) is a unit of measure equal to 1 hundred-millionth of a centimeter (the point of a needle is one million Å in diameter).

Customers include Hitachi/IBM, Seagate Substrates, Western Digital, Showa Denko, MMC and Komag.

The Company offers two products devoted to the semiconductor wafer industry: the TMS2000W-RC and TMS3000W-RC. Both products provide fast, accurate, repeatable measurements for manufacturers of silicon wafers, device quality semiconductors and memory devices. This industry demands manufacturing precision to increase performance and capacity and these products help achieve those goals. Silicon wafers are carefully cut and polished to provide the base upon which a computer or memory chip is produced. Therefore, chip manufacturing is extremely dependent on the beginning surface roughness of the wafer. Since all silicon wafers exhibit a microscopic level of surface roughness stemming from production techniques such as chemical deposition, grinding, polishing and etching, some method of measuring surface roughness is required. The Company’s wafer measurement products provide a way for customers to quantify and control their manufacturing process. The system provides measurements to less than 0.5 Å.

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

The MicroScan system is a portable device consisting of a hand-held control unit, an interchangeable measurement head and a separate charging unit. To perform a measurement, the operator places the measurement head on the objective area and presses a button. Each measurement takes less than five seconds with results displayed and stored in system memory. The MicroScan can store 700 measurements in 255 files and provides the capability to program pass/fail criteria. Software is available for control, analysis and file conversion. From a single measurement, a user can determine Ra (Roughness Average) surface roughness, RMS (Root Mean Squared) surface roughness, reflectance and scatter light levels (BRDF) on either flat or curved surfaces and under any lighting conditions.

Competition

Management believes the TMS and Lasercheck surface measurement products are two of only a few systems that provide fast, accurate, repeatable non-contact microroughness measurement for a wide variety of commercial customers including computer hard disk and silicon wafer manufacturers. The Company believes its surface measurement products are currently the only systems that can provide measurements as low as a few hundredths of an Å, with reproducibility +/- 0.2Å or 1% and repeatability of +/-0.1Å. There are differences between our surface measurement products and other optical techniques (which include profilometers, scanning tunneling microscopes, atomic force microscopes or interferometers). These other technologies require the intervention of a skilled operator to perform measurements relatively slowly, whereas our surface measurement products are much simpler and, consequently, can make measurements more rapidly while still maintaining excellent repeatability and accuracy. Stylus profilometers are simpler devices that require less skilled operators. However, measurements must be conducted under vibration isolation conditions, and large areas require numerous scans; thus, stylus profilometers are generally destructive to soft materials such as most coated optics.

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

Remote Tank Monitoring Products

The Company’s Xact Tank Monitoring System provides remote fuel level monitoring of propane tanks, large or small, anywhere in the world. Accessing accurate fuel level information is essential to effectively manage inventory, improve delivery efficiency, reduce operating costs and increase profitability, and justify capital expenditures. The Xact system utilizes an ultrasonic sensor that is applied externally to the tank to calculate the fill level inside the tank with great accuracy (+/- 2% for large tanks, +/-1% for small tanks). The Xact system can also be installed to measure the fill levels of bobtail and transport trucks. For smaller tanks that are difficult to access or where the precise accuracy provided by the ultrasonic sensor is not as important, Xact also offers a sensor that is affixed to the dial of a preinstalled float gauge (known as a “gauge reader”) which detects the fill level that is reported by the gauge. Float gauges have a typical accuracy of +/- 8% to 12%. Tank fill data is then transmitted via the Globalstar® satellite network to a secure website for display. There is no reliance on phone land lines or cellular networks and therefore no dropped data. The use of satellite telemetry permits monitoring of any tank anywhere in the world. With the Xact system, minimum or maximum alarm or fill levels can be set to automatically notify operators anytime a particular tank reading exceeds thresholds or needs refilling. The Xact system can be used to monitor tanks as small as 125 gallons (473 liters) and as large as 90,000 gallons (340,686 liters). With Xact, operators can obtain timely and accurate readings of inventory levels and tank refill requirements instantly.

There are three main components to the Xact Tank Monitoring System:

Tank Sensor

The Xact ultrasonic sensor incorporates patented technology and is externally mounted to the bottom of the propane tank. The sensor produces a small electrical pulse, or a “ping,” that travels through the tank’s steel shell, which is reflected off the bottom surface of the liquid stored in the tank in the form of an echo that is detected by the sensor. The time of flight between the “ping” and the echo, which is measured in milliseconds, is then calculated to determine, based upon additional data regarding tank size and shape, the volume of liquid the tank contains. This information is then remotely transmitted via a satellite radio transmitter. For smaller tanks that are difficult to access or where the precise accuracy provided by the ultrasonic sensor is not as important, Xact also offers a sensor that is affixed to the dial of a preinstalled float gauge (known as a “gauge reader”). The gauge reader detects the fill level that is reported by the gauge and transmits that data by satellite in the same manner as the ultrasonic sensor. Float gauges have a typical accuracy range of +/- 8% to 12%.

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

Customers

Customers of the Xact Tank Monitoring System include large, regional and local propane distributors, such as Superior Propane (Canada), Suburban Propane, AmeriGas, Pacific Propane and TermoGas. The Company is focusing its business development efforts on the propane industry in the United States, Canada, Mexico, Central and South America.

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

In Fiscal 2014, 2013 and 2012, net sales of Measurement products totaled $4,413,295, $4,738,130 and $5,172,014, respectively, and accounted for 36%, 38% and 36% of the Company’s total sales in Fiscal 2014, 2013 and 2012, respectively. See Note 6 to Consolidated Financial Statements.

Sales by Geographic Area

In Fiscal 2014, 2013 and 2012, the Company recorded net sales of its products in the United States, its country of domicile, of $6,704,239, $7,431,528 and $8,112,431, respectively. Net sales in the last three fiscal years by geographic areas were:

	North America	Europe	Asia	Others
Fiscal 2014	$7,474,067	$1,773,928	$2,693,767	$192,744
Fiscal 2013	$8,413,970	$1,192,049	$2,499,593	$346,640
Fiscal 2012	$9,074,152	$1,145,449	$3,814,656	$402,765

Business and Marketing Strategy

The Company designs, manufactures and markets all of its products with operations divided into a number of different channels and geographies.

Balancer Segment Products

The Company markets and sells its SBS products in a variety of ways. First are the channels provided by independent manufacturers’ representatives and distributors. There are currently approximately 65 individuals and/or organizations throughout the world acting in one of these capacities, including approximately 15 in the United States and 15 in China.

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

Third, worldwide trade shows have proven to be an excellent source of business. Company representatives, usually one or more of the marketing managers and the CEO, attend these events along with local Company representatives. These individuals operate a display booth featuring an SBS System demonstration stand and product and technical literature. Representatives from all facets of the Company’s target markets attend these trade shows.

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

Backlog

The Company does not generally track backlog. Normally, orders are shipped within one to two weeks after receipt unless the customer requests otherwise.

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

During Fiscal 2014, 2013 and 2012, the Company’s research and development expense totaled $475,430, $573,461 and $317,993, respectively.

Employees

As of July 31, 2014, the Company employed 44 individuals worldwide on a full-time basis. There were also two part-time or temporary employees. None of the Company’s employees are covered by a collective bargaining agreement.

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

General economic conditions and uncertainties may adversely affect the Company’s business, operating results and financial condition

The Company’s operations and performance depend significantly on worldwide economic conditions, particularly in the industrial, manufacturing and automotive sectors in the U.S., Asia and Europe, and their impact on levels of capital spending, which have deteriorated significantly in the past and may become depressed, or be subject to further deterioration. Economic factors that could adversely influence demand for the Company’s products include uncertainty about global economic conditions leading to reduced levels of investment, reduction in demand for our customers’ products, customers’ and suppliers’ access to credit and the stability of the global financial system, the overall health of our markets, unemployment and other macroeconomic factors generally affecting commercial and industrial spending behavior.

The past distress in the global financial markets and global economy has resulted in reduced liquidity and a tightening of credit markets for some customers in our markets. Other customers are delaying investment decisions in response to the slow recovery. As a result of these conditions, the Company could experience several potential adverse effects, including the inability of customers to obtain credit to finance purchases of the Company’s products, the insolvency of customers resulting in reduced sales and bad debts, and the insolvency of key suppliers resulting in product development and production delays.

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

The Company’s efforts to accelerate growth of the Xact Tank Monitoring System may not be successful

The Company’s efforts to accelerate the growth of Xact in its two primary markets of North America and Latin America may not be successful, anticipated market demand for the products may not materialize, and additional products or market opportunities may not be identified, developed and brought to market in a timely and cost-effective manner. All of this could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

New products may not be developed to satisfy changes in consumer demands

The failure to develop new products or enhance existing products or react to changes in existing technologies could result in decreased revenues and a loss of market share to competitors. Financial performance depends on the ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. New product opportunities may not be identified and developed and brought to market in a timely and cost-effective manner. Products or technologies developed by other companies may render products or technologies obsolete or noncompetitive, or a fundamental shift in technologies in the product markets could have a material adverse effect on the Company’s competitive position within historic industries.

Competition is intense and the Company’s failure to compete effectively would adversely affect its business

Competition in the markets for the Company’s products is intense. The speed with which the Company can identify new applications for the Company’s various technologies, develop products to meet those needs and supply commercial quantities at low prices to those new markets are important competitive factors. The principal competitive factors in the Company’s markets are product features, performance, reliability and price. Many of the Company’s competitors have greater financial, technical, engineering, production and marketing resources than we do. Those competitors with greater resources may, in addition to other things, be able to better withstand periodic downturns, compete more effectively on the basis of price and technology, or more quickly develop enhancements to products that compete with the products we manufacture and market. New companies may enter the markets in which we compete, further increasing competition in those markets. No assurance can be given that the Company will be able to compete effectively in the future, and the failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may experience increased pricing pressure

We have experienced and continue to experience pricing pressure in the sale of our products, from both competitors and customers. Pricing pressures typically have become more intense during cyclical downturns when competitors seek to maintain or increase market share, reduce inventory or introduce more technologically advanced products or lower cost products. In addition, we may agree to pricing concessions or extended payment terms with our customers in connection with volume orders or to reduce cost of ownership in highly competitive applications. Our business, financial condition, margins or results of operations may be materially and adversely affected by competitive pressure and intense price-based competition.

The Company may experience uncertainties resulting from conflict minerals regulation

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by companies filing public reports. The new rule requires a disclosure report to be filed annually with the SEC and this report will require companies to perform due diligence, disclose and report whether such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

The Company’s existing cash and credit facilities may not be sufficient to fund future growth

The Company had an operating line of credit of $2.0 million and a cash balance of $1.5 million as of May 31, 2014; as of that date, the Company had no outstanding balance on its line of credit and the line will expire on September 1, 2014. The Company believes that its existing cash and investments combined with the cash from operating activities will be sufficient to meet its cash requirements for the near term. However, if sales continue to weaken and the Company is unable to reduce its operating costs in a timely manner or access additional financing, the Company may have to continue to reduce its cash balance, which could significantly impact the liquidity or operations of the Company.

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

The Company may experience a downturn due to the risks of operating a global business

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. Sales to customers outside the U.S. accounted for 44.8% of total sales in Fiscal 2014. We expect that sales to customers outside the U.S. will continue to represent a significant percentage of sales in the future. We currently have a sales and service office in Coventry, England and a sales office in Shanghai, China. We may need to increase our foreign operations in the future. International sales are subject to a number of risks, including: the imposition of governmental controls; trade restrictions; difficulty in collecting receivables; changes in tariffs and taxes; difficulties in protecting intellectual property; shipping delays and disruptions; local labor disputes; difficulties in staffing and managing international operations; political and economic instability; general economic conditions; and fluctuations in the relative value of foreign currencies. No assurances can be given that these factors will not have a material adverse effect on future international sales and operations and, consequently, on business, financial condition and results of operations.

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

Changes in securities laws and regulations have increased and could continue to increase Company expenses

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and may continue to increase Company expenses as the Company devotes resources to ensure compliance with all applicable laws and regulations. In addition, the NASDAQ Capital Market, on which the Company’s common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. The Company may be required to hire additional personnel and use outside legal, accounting and advisory services to address these laws, rules and regulations. The Company also expects these developments to make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and the Company may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, the Company’s board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect the Company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings totaling approximately 40,500 square feet. SEL occupies a 1,080-square foot facility in Coventry, England pursuant to a three-year lease, renewable for an additional three-year period. In March 2014, the Company exercised the lease renewal. The current basic monthly rent amount is £1,002 ($1,680 as of May 31, 2014) and the lease will expire in March 2017.

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

Year Ended May 31, 2013	High	Low
First Quarter	$3.75	$3.26
Second Quarter	$3.55	$2.90
Third Quarter	$3.03	$2.90
Fourth Quarter	$3.02	$2.70

Year Ended May 31, 2014	High	Low
First Quarter	$3.05	$2.51
Second Quarter	$2.70	$2.44
Third Quarter	$2.70	$2.51
Fourth Quarter	$3.03	$2.65

As of July 31, 2014, there were 2,995,910 shares of Common Stock outstanding held by approximately 80 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 900 individual holders of shares of Common Stock.

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

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2014:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	281,666	$3.77	60,000
Equity compensation plans not approved by security holders	0	0	0

	281,666	$3.77	60,000

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

In thousands, except per share information

Year Ended	5/31/2014	5/31/2013	5/31/2012	5/31/2011	5/31/2010
Net sales	$12,135	$12,452	$14,437	$11,493	$6,806
Net income (loss)	$(540)	$(540)	$77	$(205)	$(1,711)
Net income (loss) per common share, basic	$(0.18)	$(0.18)	$0.03	$(0.07)	$(0.59)
Weighted average number of common shares, basic	2,996	2,991	2,930	2,895	2,887
Net income (loss) per common share, diluted	$(0.18)	$(0.18)	$0.03	$(0.07)	$(0.59)
Weighted average number of common shares, diluted	2,996	2,991	2,944	2,895	2,887
Stockholders’ equity	$9,613	$10,015	$10,484	$10,157	$10,121
Total assets	$10,824	$11,625	$12,026	$11,589	$11,352
Long-term debt (including current portion)	$0	$0	$0	$0	$0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. (the Company), an Oregon corporation, designs, manufactures and sells high precision test and measurement products for two main business segments: the Balancer Segment and the Measurement Segment. The Company designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines (the Balancer Segment). Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (SMS), an Oregon corporation, the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement for a wide variety of commercial applications, laser-based microroughness measurement products for the semiconductor wafer and hard disk drive industries and for other industrial applications, laser-based surface analysis and measurement products for a variety of scientific applications, and ultrasonic measurement products that accurately measure the fill levels of propane tanks and transmit that data via satellite to a secure web site for display (the Measurement Segment). The Company also provides sales and service for Europe and parts of Asia through its wholly owned subsidiary, Schmitt Europe Limited (SEL), located in Coventry, England and through its sales representative office located in Shanghai, China.

For the fiscal year ended May 31, 2014 (Fiscal 2014), total sales decreased $317,746, or 2.6%, to $12,134,506 from $12,452,252 in the fiscal year ended May 31, 2013 (Fiscal 2013). Balancer Segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets of North America, South America, Asia and Europe. Balancer sales increased $7,089, or 0.1%, to $7,721,211 in Fiscal 2014 compared to $7,714,122 in Fiscal 2013. Sales into Europe and Asia increased $344,424, or 10.8%, for Fiscal 2014 as compared to Fiscal 2013. These sales were offset by lower volumes of shipments into North America and other regions of the world. The Measurement Segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and remote tank monitoring products. Total Measurement sales decreased $324,835, or 6.9%, to $4,413,295 for the year ended May 31, 2014 as compared to $4,738,130 for the year ended May 31, 2013. The decrease is primarily due to lower volumes of shipments of laser-based distance measurement and dimensional-sizing products, offset by increases in sales of remote tank monitoring products and related services and laser-based light-scatter surface measurement products.

Operating expenses decreased $518,521, or 7.8%, to $6,138,551 in Fiscal 2014 from $6,657,072 in Fiscal 2013. General, administrative and sales expenses decreased $420,490, or 6.9%, in Fiscal 2014 to $5,663,121 as compared to $6,083,611 in the prior fiscal year. Research and development expenses decreased $98,031, or 17.1%, to $475,430 in Fiscal 2014 from $573,461 in Fiscal 2013.

Net loss was $539,624, or $0.18 per fully diluted share, for the year ended May 31, 2014 as compared to net loss of $539,882, or $0.18 per fully diluted share, for the year ended May 31, 2013.

Critical Accounting Policies

Revenue Recognition – The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Accounting Standards Codification Topic 605. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured. The Company estimates customer product returns based on historical return patterns and reduces sales and cost of sales accordingly.

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

Inventories – Inventories are valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required.

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

Recently issued accounting pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Year Ended May 31,
	2014		2013		2012
Balancer sales	$7,721,211	63.6%	$7,714,122	61.9%	$9,265,008	64.2%
Measurement sales	4,413,295	36.4%	4,738,130	38.1%	5,172,014	35.8%

Total sales	12,134,506	100.0%	12,452,252	100.0%	14,437,022	100.0%
Cost of sales	6,508,360	53.6%	6,357,452	51.1%	8,094,386	56.1%

Gross profit	5,626,146	46.4%	6,094,800	48.9%	6,342,636	43.9%

Operating expenses:
General, administration and sales	5,663,121	46.7%	6,083,611	48.9%	5,967,359	41.3%
Research and development	475,430	3.9%	573,461	4.6%	317,993	2.2%

Total operating expenses	6,138,551	50.6%	6,657,072	53.5%	6,285,352	43.5%

Operating income (loss)	(512,405)	(4.2%)	(562,272)	(4.5%)	57,284	0.4%
Other income (expense)	(17,887)	(0.1%)	14,106	0.1%	37,260	0.3%

Income (loss) before income taxes	(530,292)	(4.4%)	(548,166)	(4.4%)	94,544	0.7%
Provision (benefit) for income taxes	9,332	0.1%	(8,284)	(0.1%)	17,123	0.1%

Net income (loss)	$(539,624)	(4.4%)	$(539,882)	(4.3%)	$77,421	0.5%

Sales – Sales in the Balancer Segment increased $7,089, or 0.1%, to $7,721,211 for Fiscal 2014 compared to $7,714,122 for Fiscal 2013. This increase was primarily due to increased sales into Europe and Asia, offset by lower shipments into North America and other regions of the world. Sales into Europe increased $199,287, or 21.5%, in Fiscal 2014 compared to Fiscal 2013. Sales into Asia increased $145,137, or 6.4%, in Fiscal 2014 compared to the prior year. North American sales decreased $218,349, or 5.1%, in Fiscal 2014 compared to Fiscal 2013. Sales in other regions of the world decreased $118,986, or 52.4%, during Fiscal 2014 as compared to the prior year. The increases in sales in Europe and Asia were due to a gradual increase in demand for the Company’s SBS products, while the decline in sales in North America and other regions of the world reflected fluctuations in demand due to uncertainties about the pace of economic recovery in the markets we serve. The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in this market.

Sales in the Measurement Segment decreased $324,835, or 6.9%, to $4,413,295 in Fiscal 2014 compared to $4,738,130 in Fiscal 2013. Sales of laser-based distance measurement and dimensional-sizing products decreased $626,701, or 20.1%, primarily due to a reduction in orders as the uncertainty and inconsistency in the U.S. economic recovery continues to have a negative impact in the markets we serve. Sales of laser-based surface measurement products increased $196,281, or 37.5%, primarily due to an increase in demand for these products. Sales of remote tank monitoring products increased $95,691 to $972,344 during Fiscal 2014 due to the higher volume of shipments and the developing monitoring revenues associated with unit sales. Future sales of laser-based or ultrasonic measurement products cannot be forecasted with any certainty given the historical volatility experienced in this market.

Sales in the Balancer Segment decreased $1,550,886, or 16.7%, to $7,714,122 for Fiscal 2013 compared to $9,265,008 for Fiscal 2012. This decrease was primarily due to lower volumes of shipments into Asia, particularly China, and also to a lesser extent to North America. North American sales decreased $310,871, or 6.7%, in Fiscal 2013 compared to Fiscal 2012. Sales into Asia decreased $1,198,772, or 34.7%, in Fiscal 2013 compared to the prior year. Sales into Europe increased $34,086, or 3.8%, in Fiscal 2013 compared to Fiscal 2012. Sales in other regions of the world decreased $75,329, or 24.9%, during Fiscal 2013 as compared to the prior year. The decreases in Asia and North America were due to reductions in orders as economic growth in China has slowed and the uncertainty regarding the U.S. economy continued to have a negative impact on manufacturing in the markets we serve. The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in this market.

Sales in the Measurement Segment decreased $433,884, or 8.4%, to $4,738,130 in Fiscal 2013 compared to $5,172,014 in Fiscal 2012. Sales of laser-based distance measurement and dimensional-sizing products decreased $379,667, or 10.9%, primarily due to a large sale during the fourth quarter of Fiscal 2012 that was not repeated in the fourth quarter of Fiscal 2013. Sales of remote tank monitoring products increased $295,771 to $876,653 during Fiscal 2013 due to the higher volume of shipments and the developing monitoring revenues associated with unit sales. Sales of laser-based surface measurement products decreased $360,963, or 40.8%, primarily due to slowing demand for these products. Future sales of laser-based or ultrasonic measurement products cannot be forecasted with any certainty given the historical volatility experienced in this market.

Gross margin – Gross margin in Fiscal 2014 decreased to 46.4% compared to 48.9% in Fiscal 2013. The variance in gross margin was primarily due to shifts in the product sales mix involving our five product lines and the impact of increased costs associated with the products sold. Gross margin in Fiscal 2013 increased to 48.9% compared to 43.9% in Fiscal 2012. This increase was primarily due to the impact of lower sales volumes through the Asian distribution channels, which typically have higher discounts and lower margins, and as a result of the Company’s efforts to reduce the material costs from certain key suppliers and a shift in the product sales mix towards higher margin products.

Operating expenses – Operating expenses decreased $518,521, or 7.8%, to $6,138,551 for Fiscal 2014 compared to $6,657,072 in Fiscal 2013. General, administrative and sales expenses decreased $420,490, or 6.9%, to $5,663,121 in Fiscal 2014 compared to $6,083,611 in the prior year. This decrease was the result of lower sales and marketing and travel and entertainment expenses. Research and development expenses decreased $98,031, or 17.1%, to $475,430 in Fiscal 2014 compared to $573,461 in Fiscal 2013. The decrease in research and development expense was primarily due to the completion of some of the development projects within our existing product lines.

Operating expenses increased $371,720, or 5.9%, to $6,657,072 for Fiscal 2013 compared to $6,285,352 in Fiscal 2012. General, administrative and sales expenses increased $116,252, or 1.9%, to $6,083,611 in Fiscal 2013 compared to $5,967,359 in the prior year. This increase was due primarily to higher expenses associated with an international trade show that occurs every two years. Research and development expenses increased $255,468, or 80.3%, to $573,461 in Fiscal 2013 compared to $317,993 in Fiscal 2012. The increase in research and development expense was primarily due to new product development and product enhancements related to existing product lines.

Other income (expense) – Other income (expense) consists of interest income, foreign currency exchange gain (loss) and other income (expense). Interest income was $1,558, $1,226 and $1,726 in Fiscal 2014, 2013 and 2012, respectively. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Foreign currency exchange loss was $23,375 in Fiscal 2014. Foreign currency exchange gain was $12,884 and $17,565 in Fiscal 2013 and 2012, respectively. The foreign currency exchange gain (loss) fluctuated with the strength of foreign currencies against the U.S. dollar during the respective periods. In Fiscal 2014, other income consisted of a gain in the amount of $13,667 on the sale of fixed assets.

Income tax provision – The effective tax rate in Fiscal 2014 was 1.8%. The effective tax rate on consolidated net loss in Fiscal 2014 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting, offset by tax credits related to research and experimentation expenses. The effective tax rate in Fiscal 2013 was (1.5)%. The effective tax rate on consolidated net loss in Fiscal 2013 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting offset by tax credits related to research and experimentation expenses. The effective tax rate in Fiscal 2012 was 18.1%. The effective tax rate on consolidated net income in Fiscal 2012 differed from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting, offset by tax credits related to research and experimentation expenses.

Net income (loss) – Net loss decreased $258 to a net loss of $539,624, or $0.18 per diluted share, for Fiscal 2014 as compared to net loss of $539,882, or $0.18 per diluted share, for Fiscal 2013. Net loss for Fiscal 2014 reflected decreased sales and a lower gross margin percentage, which was partially offset by reduced operating expenses. Net income decreased $617,303 to a net loss of $539,882, or $0.18 per diluted share, for Fiscal 2013 as compared to net income of $77,421, or $0.03 per diluted share, for Fiscal 2012. Net income (loss) decreased due primarily to lower sales and related gross profit, higher research and development expenses and higher general, administrative and selling expenses, offset by higher gross margin percentage during Fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $123,877 to $7,478,073 as of May 31, 2014 compared to $7,601,950 as of May 31, 2013. Cash and cash equivalents decreased $398,506 from $1,909,071 as of May 31, 2013 to $1,510,565 as of May 31, 2014.

Cash used in operating activities was $392,376 in Fiscal 2014 as compared to cash used in operations of $679,112 in Fiscal 2013. The decrease in the amount of cash used for operating activities was primarily due to the reduction in inventories, offset by the decrease in accounts payable and accrued liabilities and the increase in accounts receivable.

At May 31, 2014, accounts receivable increased $254,509 to $2,235,194 compared to $1,980,685 as of May 31, 2013. The increase in accounts receivable was due to the timing of receipts. Inventories decreased $264,265 to $4,789,822 as of May 31, 2014 compared to $5,054,087 at May 31, 2013 as a result of our targeted inventory purchase program which was focused on right-sizing the levels of inventories held for each of the Company’s product lines. At May 31, 2014, total current liabilities decreased $398,396 to $1,211,084 as compared to $1,609,480 at May 31, 2013. The decrease was primarily due to the timing of payments on accounts payable and lower accruals for commissions resulting from the decrease in sales, offset by an increase in other accrued liabilities.

During the year ended May 31, 2014, net cash used in investing activities was $36,692, which primarily consisted of additions to property and equipment for new manufacturing equipment, offset by the disposition of one of the Company’s vehicles.

The Company has a $2.0 million bank line of credit secured by U.S. accounts receivable, inventories, general intangibles, and a depository account. Interest is payable at the bank’s prime rate (3.25% as of May 31, 2014), or LIBOR plus 2.0%, (2.15% as of May 31, 2014). The agreement expires on September 1, 2014. There were no outstanding balances on the line of credit at May 31, 2014 and 2013.

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

QUARTERLY FINANCIAL DATA

In thousands, except per share information (unaudited)

2013 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$3,681	$2,702	$2,796	$3,273
Gross profit	$1,874	$1,542	$1,358	$1,321
Net income (loss)	$120	$(105)	$(191)	$(364)
Net income (loss) per share, basic	$.04	$(.03)	$(.06)	$(.12)
Net income (loss) per share, diluted	$.04	$(.03)	$(.06)	$(.12)

2014 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$2,899	$3,143	$3,066	$3,026
Gross profit	$1,331	$1,468	$1,458	$1,369
Net loss	$(147)	$(163)	$(72)	$(158)
Net loss per share, basic	$(.05)	$(.05)	$(.02)	$(.05)
Net loss per share, diluted	$(.05)	$(.05)	$(.02)	$(.05)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2014. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its cash equivalents.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. and European interest rates. In this regard, changes in U.S. and European interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has a variable rate line of credit facility with a bank, but there is no outstanding balance as of May 31, 2014. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For Fiscal 2014, 2013 and 2012, results of operations included gains (losses) on foreign currency translation of $(23,375), $12,884 and $17,565, respectively. The foreign exchange gains or losses in Fiscal 2014, 2013 and 2012 are primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8.	Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2014	May 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$1,510,565	$1,909,071
Accounts receivable, net	2,235,194	1,980,685
Inventories	4,789,822	5,054,087
Prepaid expenses	152,237	219,492
Income taxes receivable	1,339	48,095

	8,689,157	9,211,430
Property and equipment, net	1,191,591	1,334,890
Other assets
Intangible assets, net	943,643	1,078,278

TOTAL ASSETS	$10,824,391	$11,624,598

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$512,219	$918,094
Accrued commissions	204,772	273,307
Accrued payroll liabilities	127,035	131,772
Other accrued liabilities	366,848	286,307
Income taxes payable	210	0

Total current liabilities	1,211,084	1,609,480

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at May 31, 2014 and 2,990,910 shares issued and outstanding at May 31, 2013	10,438,750	10,369,524
Accumulated other comprehensive loss	(263,337)	(331,924)
Accumulated deficit	(562,106)	(22,482)

Total stockholders’ equity	9,613,307	10,015,118

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,824,391	$11,624,598

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended May 31,
	2014	2013	2012
Net sales	$12,134,506	$12,452,252	$14,437,022
Cost of sales	6,508,360	6,357,452	8,094,386

Gross profit	5,626,146	6,094,800	6,342,636

Operating expenses:
General, administration and sales	5,663,121	6,083,611	5,967,359
Research and development	475,430	573,461	317,993

Total operating expenses	6,138,551	6,657,072	6,285,352

Operating income (loss)	(512,405)	(562,272)	57,284
Other income (expense)	(17,887)	14,106	37,260

Income (loss) before income taxes	(530,292)	(548,166)	94,544
Provision (benefit) for income taxes	9,332	(8,284)	17,123

Net income (loss)	$(539,624)	$(539,882)	$77,421

Net income (loss) per common share, basic	$(0.18)	$(0.18)	$0.03

Weighted average number of common shares, basic	2,995,910	2,990,910	2,930,314

Net income (loss) per common share, diluted	$(0.18)	$(0.18)	$0.03

Weighted average number of common shares, diluted	2,995,910	2,990,910	2,944,081

Comprehensive loss
Net income (loss)	$(539,624)	$(539,882)	$77,421
Foreign currency translation adjustment	68,587	(18,629)	(86,714)

Total comprehensive loss	$(471,037)	$(558,511)	$(9,293)

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2014	2013	2012
Cash flows relating to operating activities
Net income (loss)	$(539,624)	$(539,882)	$77,421
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	328,293	347,715	344,553
(Gain) loss on disposal of property and equipment	(13,667)	0	(18,014)
Stock based compensation	57,726	89,888	199,396
Tax benefit related to stock options	0	0	(1,134)
(Increase) decrease in:
Accounts receivable	(224,309)	510,531	(686,578)
Inventories	292,594	(1,082,931)	159,002
Prepaid expenses	69,201	(33,509)	(20,529)
Income taxes receivable	46,756	(40,315)	(7,780)
Increase (decrease) in:
Accounts payable	(411,954)	149,574	(66,729)
Accrued liabilities and customer deposits	2,398	(80,183)	185,863
Income taxes payable	210	0	(2,073)

Net cash provided by (used in) operating activities	(392,376)	(679,112)	163,398

Cash flows relating to investing activities
Purchase of property and equipment	(56,192)	(175,835)	(277,045)
Proceeds from sale of property and equipment	19,500	0	47,180
Decrease (increase) in other long term assets	0	291	1,745

Net cash used in investing activities	(36,692)	(175,544)	(228,120)

Cash flows relating to financing activities
Common stock issued on exercise of stock options	11,500	0	136,330
Increase in line of credit	400,000	0	0
Payments on line of credit	(400,000)	0	0
Excess tax benefit from stock-based compensation	0	0	1,134

Net cash provided by financing activities	11,500	0	137,464

Effect of foreign exchange translation on cash	19,062	(13,090)	(56,431)

Increase (decrease) in cash and cash equivalents	(398,506)	(867,746)	16,311
Cash and cash equivalents, beginning of period	1,909,071	2,776,817	2,760,506

Cash and cash equivalents, end of period	$1,510,565	$1,909,071	$2,776,817

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$8,989	$39,635	$19,476

Cash paid during the year for interest	$9,159	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total
Balance, May 31, 2011	2,895,635	$9,943,910	$(226,581)	$439,979	$10,157,308
Stock options exercised net of related tax benefit of $1,134	95,275	136,330	0	0	136,330
Stock based compensation	0	199,396	0	0	199,396
Net income	0	0	0	77,421	77,421
Other comprehensive loss	0	0	(86,714)	0	(86,714)

Balance, May 31, 2012	2,990,910	10,279,636	(313,295)	517,400	10,483,741
Stock based compensation	0	89,888	0	0	89,888
Net loss	0	0	0	(539,882)	(539,882)
Other comprehensive loss	0	0	(18,629)	0	(18,629)

Balance, May 31, 2013	2,990,910	10,369,524	(331,924)	(22,482)	10,015,118
Stock options exercised net of related tax benefit of $0	5,000	11,500	0	0	11,500
Stock based compensation	0	57,726	0	0	57,726
Net loss	0	0	0	(539,624)	(539,624)
Other comprehensive income	0	0	68,587	0	68,587

Balance, May 31, 2014	2,995,910	$10,438,750	$(263,337)	$(562,106)	$9,613,307

The accompanying notes are an integral part of these consolidated statements.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2014, 2013 AND 2012

NOTE 1

THE COMPANY

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

NOTE 2

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

Revenue Recognition

The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed and determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Accounting Standards Codification (“ASC”) Topic 605. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured. The Company estimates customer product returns based on historical return patterns and reduces sales and cost of sales accordingly.

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $63,297 and $30,576 as of May 31, 2014 and 2013, respectively.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2014, 2013 AND 2012

Inventories

Inventories are valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of May 31 inventories consisted of:

	2014	2013
Raw materials	$1,888,985	$2,225,295
Work-in-process	994,009	1,132,534
Finished goods	1,906,828	1,696,258

	$4,789,822	$5,054,087

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; three years for vehicles; and twenty-five years for buildings and improvements. Expenditures for maintenance and repairs are charged to expense as incurred. As of May 31 property and equipment consisted of:

	2014	2013
Land	$299,000	$299,000
Buildings and improvements	1,805,951	1,805,951
Furniture, fixtures and equipment	1,370,131	1,312,028
Vehicles	86,838	121,835

	3,561,920	3,538,814
Less accumulated depreciation	(2,370,329)	(2,203,924)

	$1,191,591	$1,334,890

Intangible Assets

Amortizable intangible assets, which include purchased technology and patents, are amortized over their estimated useful lives ranging from five to seventeen years. As of May 31, 2014 and 2013, amortizable intangible assets were $2,200,883, and accumulated amortization was $1,257,240 and $1,122,604, respectively. Amortization expense for each of the following years ending May 31 is expected to be as follows:

Year ending May 31,
2015	$119,233
2016	111,531
2017	111,531
2018	104,583
2019	104,583
Thereafter	392,182

$943,643

Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2014, no impairment existed.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2014, 2013 AND 2012

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

Advertising

Advertising costs included in general, administration and sales, are expensed when the advertising first takes place. Advertising expense was $45,155, $82,289 and $98,093 for the years ended May 31, 2014, 2013 and 2012, respectively.

Research and Development Costs

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred.

Warranty Reserve

Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on the history of warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty reserve accruals, included in other accrued liabilities, are reviewed periodically and updated based on warranty trends.

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

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2014, 2013 AND 2012

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 7,636, 13,002 and 0 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the years ended May 31, 2014, 2013 and 2012, respectively.

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

NOTE 3

LINE OF CREDIT

The Company has a $2 million bank line of credit secured by U.S. accounts receivable, inventories, general intangibles and a depository account. The line of credit is subject to certain covenant requirements if draws on the line are executed. Interest is payable at the bank’s prime rate (3.25% as of May 31, 2014) or LIBOR plus 2.0%, (2.15% as of May 31, 2014). The line expires September 1, 2014. The outstanding balance on the line of credit was $0 of May 31, 2014 and 2013.

NOTE 4

INCOME TAXES

The provision for income taxes is as follows:

	Year ended May 31,
	2014	2013	2012
Current	$9,332	$(8,284)	$17,123
Deferred	(155,252)	(283,447)	(6,753)
Change in valuation allowance	155,252	283,447	6,753

Total provision for income taxes	$9,332	$(8,284)	$17,123

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2014, 2013 AND 2012

Deferred tax assets are comprised of the following components:

	2014	2013
Basis difference of assets	$346,939	$311,441
Inventory related items	269,916	271,790
Other reserves and liabilities	80,513	81,482
Net operating loss carryforward	880,373	752,372
General business and other credit carryforward	437,786	443,190
Other deferred items, net	1,994	1,994

Gross deferred tax assets	2,017,521	1,862,269
Deferred tax asset valuation allowance	(2,017,521)	(1,862,269)

Net deferred tax asset	$0	$0

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax bases of assets and liabilities. During the years ended May 31, 2014, 2013 and 2012, the Company increased its valuation allowance $155,252, $283,447, and $6,753 respectively, as a result of the increase in the Company’s deferred tax assets. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent losses have been given more weight than projected future income when determining the need for a valuation allowance.

The Company has federal net operating loss carryforwards of approximately $1.9 million which expire in 2030, 2033 and 2034 along with the federal general business and other credit carryforwards. The Company has state net operating loss carryforwards of approximately $2.5 million which expire in 2024, 2025, 2028 and 2029.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax loss due to the following:

	Year ended May 31,
	2014	2013	2012
Statutory federal tax rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(4.4)	(4.4)	4.4
Change in deferred tax valuation allowance	29.3	51.7	7.1
Stock-based compensation	4.2	6.3	71.7
R&E tax credits	1.5	(17.7)	(42.3)
Effect of foreign income tax rates	1.8	1.9	3.2
Permanent and other differences	3.4	(5.3)	(60.0)

Effective tax rate	1.8%	(1.5)%	18.1%

Each year the Company files income tax returns in the various federal, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. The liability for unrecognized tax benefits was $0 as of May 31, 2014 and 2013.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2014, 2013 AND 2012

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of May 31, 2014 and 2013.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2011 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

NOTE 5

COMMITMENTS AND CONTINGENCIES

The Company entered into a 5-year lease of manufacturing equipment in May 2014. The lease is classified as a capital lease and the asset, valued at $38,890, is included in the furniture, fixtures and equipment amount in Note 2 – Property and Equipment as of May 31, 2014.

The future minimum lease payments under the capital lease for each of the years ending May 31 are as follows:

Year ending May 31,
2015	$9,019
2016	9,019
2017	9,019
2018	9,019
2019	9,019
Thereafter	3,887

Total minimum lease payments	48,982
Less: amount representing interest	(10,092)

Present value of minimum lease payments (1)	$38,890

(1)	Reflected in other accrued liabilities on the balance sheet as of May 31, 2014.

The Company leases certain facilities and equipment to support operations under non-cancelable operating leases and other contractual obligations. Total lease expense under operating leases for the years ended May 31, 2014, 2013 and 2012 amounted to $58,517, $56,721 and $75,005, respectively.

The future minimum commitments under operating leases for each of the years ending May 31 are as follows:

Year ending May 31,
2015	$40,633
2016	40,633
2017	32,886
2018	0
2019	0
Thereafter	0

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (“TMA”), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the years ended May 31, 2014, 2013 and 2012 amounted to $30,386, $28,797 and $40,840, respectively.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2014, 2013 AND 2012

In a transaction related to the acquisition of Xtero Datacom Inc., a British Columbia corporation (“Xtero”), former Xtero shareholders were eligible to receive shares of stock that were exchangeable for shares of Schmitt common stock on a one-for-one basis based on 50% of the after-tax earnings derived from Xtero products during a five-year earn-out program that ended on May 31, 2013. This additional consideration would have increased the value of the intangible asset recorded in connection with the acquisition. No additional shares of stock were issued to former Xtero shareholders during the five-year earn-out program.

NOTE 6

SEGMENT INFORMATION

The Company has two reportable business segments: the design and assembly of dynamic balancing systems and components for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: United States, Europe and Asia.

	Year Ended May 31,
	2014		2013		2012
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$8,675,628	$4,472,945	$8,546,010	$4,796,620	$10,194,525	$5,231,238
Intercompany sales	(954,417)	(59,650)	(831,888)	(58,490)	(929,517)	(59,224)

Net sales	$7,721,211	$4,413,295	$7,714,122	$4,738,130	$9,265,008	$5,172,014

Operating income (loss)	$(316,863)	$(195,542)	$(63,622)	$(498,650)	$422,528	$(365,244)

Depreciation expense	$137,808	$55,849	$142,288	$70,794	$142,576	$67,342

Amortization expense	$0	$134,636	$0	$134,633	$0	$134,635

Capital expenditures	$56,192	$0	$80,492	$95,343	$129,148	$147,897

Geographic Information

	Year Ended May 31,
	2014	2013	2012
North America	$7,474,067	$8,413,970	$9,074,152
Europe	1,773,928	1,192,049	1,145,449
Asia	2,693,767	2,499,593	3,814,656
Other markets	192,744	346,640	402,765

Total Net Sales	$12,134,506	$12,452,252	$14,437,022

	Year Ended May 31,
	2014		2013		2012
	United States	Europe	United States	Europe	United States	Europe
Operating income (loss)	$(479,218)	$(33,187)	$(442,939)	$(119,333)	$54,265	$3,019

Depreciation expense	$193,657	$0	$213,082	$0	$209,918	$0

Amortization expense	$134,636	$0	$134,633	$0	$134,635	$0

Capital expenditures	$56,192	$0	$175,835	$0	$277,045	$0

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2014, 2013 AND 2012

Segment and Geographic Assets

	May 31, 2014	May 31, 2013
Segment assets to total assets
Balancer	$4,863,423	$5,489,976
Measurement	4,449,064	4,177,456
Corporate assets	1,511,904	1,957,166

Total assets	$10,824,391	$11,624,598

Geographic assets to long-lived assets
United States	$1,191,591	$1,334,890
Europe	0	0

Total assets	$1,191,591	$1,334,890

Geographic assets to total assets
United States	$10,090,242	$11,021,901
Europe	734,149	602,697

Total assets	$10,824,391	$11,624,598

Note – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

NOTE 7

STOCK OPTIONS AND STOCK BASED COMPENSATION

The Board of Directors adopted the 2004 Stock Option Plan (2004 Plan) in August 2004 and the 1995 Stock Option Plan (1995 Plan) in December 1995, which was amended in August 1996 and restated in August 1998. An option granted under the 2004 Plan and/or 1995 Plan (the Plans) might be either an incentive stock option (ISO), or a nonstatutory stock option (NSO). ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan. Options not meeting these limitations will be treated as NSOs. The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value. Vesting is at the discretion of the compensation committee of the Board of Directors, but generally is either 50% at grant date and 16.7% on each anniversary thereafter; 25% at grant date and 25% on each anniversary thereafter or 0% at grant date and 33% on each anniversary date thereafter. The Company initially reserved 400,000 shares for issuance under the 1995 Plan and 300,000 shares for issuance under the 2004 Plan. The 1995 Plan expired in December 2005 and no additional options may be issued under the 1995 Plan, although expiration of the 1995 Plan did not affect the rights of persons who received stock grants under the 1995 Plan. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the years ended May 31, 2014, 2013 and 2012 includes compensation cost for stock-based awards granted. All outstanding options will expire no later than 2023.

The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Although the fair value of stock-based awards is determined in accordance with ASC Topic 718, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

•	Risk-Free Interest Rate. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award.

•	Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2014, 2013 AND 2012

•	Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The volatility factor the Company uses is based on its historical stock prices over the most recent period commensurate with the estimated expected life of the award. These historical periods may exclude portions of time when unusual transactions occurred.

•	Expected Dividend Yield. The Company does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of 0.

•	Expected Forfeitures. The Company uses relevant historical data to estimate pre-vesting option forfeitures. The Company records stock-based compensation only for those awards that are expected to vest.

The Company has computed, to determine stock-based compensation expense recognized for the years ended May 31, 2014, 2013 and 2012, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by ASC Topic 718 using the following assumptions:

	Year Ended May 31,
	2014	2013	2012
Risk-free interest rate	3.5%	2.5%	N/A
Expected life	4.3 years	4.2 years	N/A
Expected volatility	62.5%	63.8%	N/A

Stock-Based Compensation Under ASC Topic 718

The total stock-based compensation expense recognized under ASC Topic 718 was $57,726, $89,888 and $199,396 during Fiscal 2014, 2013 and 2012, respectively. All stock-based compensation expense has been recorded as general, administration and sales expense in the Consolidated Financial Statements.

As of May 31, 2014, the Company had a total of 281,666 outstanding stock options (208,332 vested and exercisable and 73,334 non-vested) with a weighted average exercise price of $3.77. The Company estimates that a total of $41,237 will be recorded as additional stock-based compensation expense for all options which were outstanding as of May 31, 2014, but which were not yet vested.

Options outstanding and exercisable consist of the following as of May 31, 2014:

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
36,666	$2.30	0.1	36,666	$2.30
35,000	2.53	9.3	0	0.00
25,000	2.90	8.9	8,334	2.90
130,000	3.65	7.0	108,332	3.65
5,000	5.80	1.4	5,000	5.80
50,000	6.25	4.0	50,000	6.25

281,666	3.77	5.9	208,332	4.06

Options granted, exercised, canceled and expired under the Company’s stock option plan during the years ended May 31, 2014, 2013 and 2012 are summarized as follows:

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2014, 2013 AND 2012

	Number of Shares	Weighted Average Exercise Price
Options outstanding - May 31, 2011	387,776	$3.47
Options granted	0	0.00
Options exercised	(95,275)	1.43
Options forfeited/cancelled	(10,835)	3.46

Options outstanding - May 31, 2012	281,666	4.16
Options granted	25,000	2.90
Options exercised	0	0.00
Options forfeited/cancelled	(5,000)	3.65

Options outstanding - May 31, 2013	301,666	4.06
Options granted	35,000	2.53
Options exercised	(5,000)	2.30
Options forfeited/cancelled	(50,000)	4.82

Options outstanding - May 31, 2014	281,666	3.77

The total intrinsic value of both outstanding and exercisable options as of May 31, 2014 and 2013 was $31,366 and $26,875, respectively. The total intrinsic value of options exercised during the years ended May 31, 2014, 2013 and 2012 was $3,025, $0 and $189,063, respectively.

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

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2014, 2013 AND 2012

	Net income/(loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2014
Basic earnings per share
Loss available to common stockholders	$(539,624)	2,995,910	$(0.18)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Loss available to common stockholders	$(539,624)	2,995,910	$(0.18)

Year ended May 31, 2013
Basic earnings per share
Income available to common stockholders	$(539,882)	2,990,910	$(0.18)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Income available to common stockholders	$(539,882)	2,990,910	$(0.18)

Year ended May 31, 2012
Basic earnings per share
Loss available to common stockholders	$77,721	2,930,314	$0.03
Effect of dilutive securities stock options	0	13,767
Diluted earnings per share

Loss available to common stockholders	$77,721	2,944,081	$0.03

NOTE 9

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may make further contributions in the form of a profit sharing contribution or a discretionary contribution. The Company made matching contributions in conjunction with employee contributions to the plan totaling $55,917, $56,633 and $65,672 during the years ended May 31, 2014, 2013 and 2012, respectively.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and its subsidiaries (the “Company”) as of May 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended May 31, 2014, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schmitt Industries, Inc. as of May 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years ended May 31, 2014, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS-ADAMS LLP

Portland, Oregon

August 8, 2014

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of May 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included in the Company’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Loss for the years ended May 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended May 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended May 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements for the years ended May 31, 2014, 2013 and 2012

Reports of Independent Registered Public Accounting Firms

(2)	Financial Statement Schedules: All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)	Exhibits: Reference is made to the list on page 42 of the Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:	/s/ James A. Fitzhenry
James A. Fitzhenry
President and Chief Executive Officer

Date:	August 8, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 8, 2014.

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

[Form 10-Q for the fiscal quarter ended November 30, 2009, Exhibit 2.1]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(i)]

*3.2	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1†	Schmitt Industries, Inc. Amended & Restated Stock Option Plan. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 10.1]

*10.2†	Schmitt Industries, Inc. 2004 Stock Option Plan. [Appendix B to Schedule 14A filed on August 23, 2004]

*10.3	Amendment No. 1 to Loan Agreement between the Company and Bank of America, N.A. dated February 28, 2012. [Form 10-Q for the fiscal quarter ended February 29, 2012, Exhibit 10.1]

*10.4	Form of Indemnification Agreement. [Form 8-K filed on April 11, 2014, Exhibit 10.1]

*10.5	First Amended and Restated Loan Agreement with Bank of America, N.A. [Form 8-K filed on April 11, 2014, Exhibit 10.2]

*10.6	Security Agreement (Multiple Use) with Bank of America, N.A. [Form 10-Q for the quarterly period ended February 28, 2009, Exhibit 10.2]

*10.7	Security Agreement (Deposit Account - Specific) with Bank of America, N.A. [Form 8-K filed on April 11, 2014, Exhibit 10.4]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2014.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.