Form 10-Q
period 2014-08-31
SCHMITT INDUSTRIES INC
filed 2014-10-10
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of September 30, 2014

Common stock, no par value	2,995,910

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2014	May 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,730,693	$1,510,565
Accounts receivable, net	2,321,147	2,235,194
Inventories	4,809,125	4,789,822
Prepaid expenses	130,283	152,237
Income taxes receivable	2,333	1,339

	8,993,581	8,689,157

Property and equipment, net	1,159,135	1,191,591

Other assets
Intangible assets, net	909,985	943,643

TOTAL ASSETS	$11,062,701	$10,824,391

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$614,954	$512,219
Accrued commissions	223,812	204,772
Accrued payroll liabilities	125,747	127,035
Other accrued liabilities	451,364	366,848
Income taxes payable	—	210

Total current liabilities	1,415,877	1,211,084

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at both August 31, 2014 and May 31, 2014	10,448,608	10,438,750
Accumulated other comprehensive loss	(291,461)	(263,337)
Accumulated deficit	(510,323)	(562,106)

Total stockholders’ equity	9,646,824	9,613,307

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,062,701	$10,824,391

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

(UNAUDITED)

	Three Months Ended August 31,
	2014	2013
Net sales	$3,049,288	$2,899,447
Cost of sales	1,585,721	1,568,325

Gross profit	1,463,567	1,331,122

Operating expenses:
General, administration and sales	1,338,024	1,351,702
Research and development	72,444	126,764

Total operating expenses	1,410,468	1,478,466

Operating income (loss)	53,099	(147,344)
Other income, net	1,061	3,453

Income (loss) before income taxes	54,160	(143,891)
Provision for income taxes	2,377	2,668

Net income (loss)	$51,783	$(146,559)

Net income (loss) per common share:
Basic	$0.02	$(0.05)

Weighted average number of common shares, basic	2,995,910	2,990,910

Diluted	$0.02	$(0.05)

Weighted average number of common shares, diluted	2,999,172	2,990,910

Comprehensive income (loss)
Net income (loss)	$51,783	$(146,559)
Foreign currency translation adjustment	(28,124)	3,600

Total comprehensive income (loss)	$23,659	$(142,959)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

(UNAUDITED)

	Three Months Ended August 31,
	2014	2013
Cash flows relating to operating activities
Net income (loss)	$51,783	$(146,559)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	74,688	88,237
Stock based compensation	9,858	20,488
(Increase) decrease in:
Accounts receivable	(88,160)	(167,920)
Inventories	(21,668)	266,220
Prepaid expenses	21,778	57,578
Income taxes receivable	(994)	(657)
Increase (decrease) in:
Accounts payable	102,923	(395,461)
Accrued liabilities and customer deposits	102,785	(67,036)

Net cash provided by (used in) operating activities	252,993	(345,110)

Cash flows relating to investing activities
Purchases of property and equipment	(8,573)	(343)

Net cash used in investing activities	(8,573)	(343)

Cash flows relating to financing activities
Increase in line of credit	0	400,000

Net cash provided by financing activities	0	400,000

Effect of foreign exchange translation on cash	(24,292)	(3,959)

Increase in cash and cash equivalents	220,128	50,588
Cash and cash equivalents, beginning of period	1,510,565	1,909,071

Cash and cash equivalents, end of period	$1,730,693	$1,959,659

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$1,810	$3,325

Cash paid during the period for interest	$1,125	$1,733

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2014	2,995,910	$10,438,750	$(263,337)	$(562,106)	$9,613,307
Stock-based compensation	0	9,858	0	0	9,858
Net income	0	0	0	51,783	51,783
Other comprehensive loss	0	0	(28,124)	0	(28,124)

Balance, August 31, 2014	2,995,910	$10,448,608	$(291,461)	$(510,323)	$9,646,824

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2014 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2014 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2014. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2015.

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

Accounts receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $62,773 and $63,297 as of August 31, 2014 and May 31, 2014, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of August 31, 2014 and May 31, 2014, inventories consisted of:

	August 31, 2014	May 31, 2014
Raw materials	$2,174,778	$1,888,985
Work-in-process	904,808	994,009
Finished goods	1,729,539	1,906,828

	$4,809,125	$4,789,822

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of August 31, 2014 and May 31, 2014, property and equipment consisted of:

	August 31, 2014	May 31, 2014
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,805,951
Furniture, fixtures and equipment	1,369,914	1,370,131
Vehicles	86,838	86,838

	3,570,276	3,561,920
Less accumulated depreciation	(2,411,141)	(2,370,329)

	$1,159,135	$1,191,591

Note 2:

LINE OF CREDIT

As of August 31, 2014, the Company had a $2 million bank line of credit secured by U.S. accounts receivable, inventories, general intangibles and a depository account. The line of credit was subject to certain covenant requirements if draws on the line were executed. Interest was payable at the bank’s prime rate (3.25% as of August 31, 2014) or LIBOR plus 2.0% (2.15% as of August 31, 2014). The outstanding balance on the line of credit was $0 at August 31, 2014 and May 31, 2014. The term on the line of credit expired on September 1, 2014, and the Company has chosen not to renew the line.

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

To determine stock-based compensation expense recognized for those options granted during the three months ended August 31, 2014 and 2013, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model. No options were issued during the three months ended August 31, 2014 or 2013.

At August 31, 2014, the Company had a total of 245,000 outstanding stock options (193,334 vested and exercisable and 51,666 non-vested) with a weighted average exercise price of $3.99. The Company estimates that $31,379 will be recorded as additional stock-based compensation expense for all options that were outstanding as of August 31, 2014, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
35,000	$2.53	9.1	0	N/A
25,000	2.90	8.6	8,334	$2.90
130,000	3.65	6.7	130,000	3.65
5,000	5.80	1.2	5,000	5.80
50,000	6.25	3.8	50,000	6.25

245,000	3.99	6.6	193,334	4.35

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three months ended August 31, 2014 are summarized as follows:

	Three Months Ended August 31, 2014
	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	281,666	$3.77
Options granted	0	0
Options exercised	0	0
Options forfeited/canceled	(36,666)	2.30

Options outstanding - end of period	245,000	3.99

Note 4:

EPS RECONCILIATION

	Three Months Ended August 31,
	2014	2013
Weighted average shares (basic)	2,995,910	2,990,910
Effect of dilutive stock options	3,262	0

Weighted average shares (diluted)	2,999,172	2,990,910

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

Other long-term liabilities related to tax contingencies were $0 as of both August 31, 2014 and May 31, 2014. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of August 31, 2014 and May 31, 2014.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2011 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net income was 4.4% for the three months ended August 31, 2014. The effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2015 will be approximately 2.1% due to the items noted above.

Note 6:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended August 31,
	2014		2013
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,016,435	$1,204,470	$2,168,571	$1,010,817
Intercompany sales	(176,265)	4,648	(266,756)	(13,185)

Net sales	$1,840,170	$1,209,118	$1,901,815	$997,632

Operating income (loss)	$(71,425)	$124,524	$(113,195)	$(34,149)

Depreciation expense	$29,801	$11,228	$37,956	$16,622

Amortization expense	$—	$33,659	$0	$33,659

Capital expenditures	$8,573	$—	$343	$0

Geographic Information-Net Sales by Geographic Area

	Three Months Ended August 31,
	2014	2013
North America	$2,018,655	$1,880,852
Europe	215,236	309,131
Asia	764,437	677,785
Other markets	50,960	31,679

Total net sales	$3,049,288	$2,899,447

	Three Months Ended August 31,
	2014		2013
	United States	Europe	United States	Europe
Operating income (loss)	$65,940	$(12,841)	$(129,592)	$(17,752)

Depreciation expense	$41,029	$—	$54,578	$0

Amortization expense	$33,659	$—	$33,659	$0

Capital expenditures	$8,573	$—	$343	$0

Note – – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	August 31, 2014	May 31, 2014
Segment assets to total assets
Balancer	$4,684,543	$4,863,423
Measurement	4,645,135	4,449,064
Corporate assets	1,733,023	1,511,904

Total assets	$11,062,701	$10,824,391

Geographic assets to long-lived assets
United States	$1,159,135	$1,191,591
Europe	0	0

Total long-lived assets	$1,159,135	$1,191,591

Geographic assets to total assets
United States	$10,335,665	$10,090,242
Europe	727,036	734,149

Total assets	$11,062,701	$10,824,391

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

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. designs, manufactures and markets computer-controlled vibration detection, balancing and process control equipment (the Balancer segment) to the worldwide machine tool industry and through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., designs, manufactures and markets precision laser-based surface measurement products, laser-based distance measurement products and ultrasonic measurement systems (the Measurement segment) for a variety of industrial applications worldwide. The Company sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company is organized into two operating segments: the Balancer segment and the Measurement segment. The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

“SBS,” “SMS,” “Acuity,” “Xact”, “Lasercheck” and “AccuProfile” are registered trademarks owned by the Company.

For the three months ended August 31, 2014, total sales increased $149,841, or 5.2%, to $3,049,288 from $2,899,447 in the three months ended August 31, 2013. Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets of North America, Asia, Europe and South America. Balancer segment sales decreased $61,645, or 3.2%, to $1,840,170 for the three months ended August 31, 2014 compared to $1,901,815 for the three months ended August 31, 2013, primarily due to softer sales in North America, offset in part by increased sales in Asia for the quarter. The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and ultrasonic-based remote tank monitoring products for propane and diesel tanks. Total Measurement segment sales increased $211,486, or 21.2%, to $1,209,118 for the three months ended August 31, 2014 compared to $997,632 for the three months ended August 31, 2013, driven primarily by the delivery and acceptance of one of our CASI (Complete Angle Scatter Instrument) Scatterometer products during the quarter, offset by decreased sales of our laser-based distance measurement and dimensional sizing products.

Operating expenses decreased $67,998, or 4.6%, to $1,410,468 for the three months ended August 31, 2014 from $1,478,466 for the three months ended August 31, 2013. General, administration and sales expenses decreased $13,678, or 1.0%, to $1,338,024 for the three months ended August 31, 2014 from $1,351,702 for the same period in the prior year. Research and development expenses have decreased $54,320, or 42.9%, to $72,444 for the three months ended August 31, 2014 from $126,764 for the three months ended August 31, 2013. Net income was $51,783, or $0.02 per fully diluted share, for the three months ended August 31, 2014 as compared to net loss of $146,559, or $(0.05) per fully diluted share, for the three months ended August 31, 2013.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2014.

Discussion of Operating Results

	Three Months Ended August 31,
	2014		2013
Balancer sales	$1,840,170	60.3%	$1,901,815	65.6%
Measurement sales	1,209,118	39.7%	997,632	34.4%

Total sales	3,049,288	100.0%	2,899,447	100.0%
Cost of sales	1,585,721	52.0%	1,568,325	54.1%

Gross profit	1,463,567	48.0%	1,331,122	45.9%

Operating expenses:
General, administration and sales	1,338,024	43.9%	1,351,702	46.6%
Research and development	72,444	2.4%	126,764	4.4%

Total operating expenses	1,410,468	46.3%	1,478,466	51.0%

Operating income (loss)	53,099	1.7%	(147,344)	-5.1%
Other income	1,061	0.0%	3,453	0.1%

Income (loss) before income taxes	54,160	1.8%	(143,891)	-5.0%
Provision for income taxes	2,377	0.1%	2,668	0.1%

Net income (loss)	$51,783	1.7%	$(146,559)	-5.1%

Sales – Sales in the Balancer segment decreased $61,645, or 3.2%, to $1,840,170 for the three months ended August 31, 2014 compared to $1,901,815 for the three months ended August 31, 2013. This decrease is primarily due to a decrease in sales in North America and to a lesser extent Europe, offset by higher unit sales volumes in Asia. Sales in Asia increased $53,597, or 8.2%, for the three months ended August 31, 2014 as compared to the three months ended August 31, 2013. North American sales decreased $106,202, or 10.5%, in the three months ended August 31, 2014 compared to the same period in the prior year. European sales decreased $35,136, or 15.2%, in the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014. Sales in other regions of the world increased $26,096, or 185.8%, in the first quarter of Fiscal 2015 as compared to the same quarter in the prior year. The levels of demand for our Balancer products in any of the geographic markets cannot be forecasted with any certainty given the volatility experienced in these markets.

Sales in the Measurement segment increased $211,486, or 21.2%, to $1,209,118 in the three months ended August 31, 2014 compared to $997,632 in the three months ended August 31, 2013. Sales of remote tank monitoring products and services increased $14,765, or 4.8%, to $325,291 during the first quarter of Fiscal 2015 as compared to $310,526 for the same period in the prior year. Sales of light-scatter laser-based surface measurement products in the three months ended August 31, 2014 increased $361,070, or 679.9%, as compared to the same period in the prior year primarily due to the delivery and acceptance of one of our CASI Scatterometer products during the quarter ended August 31, 2014. Sales of laser-based distance measurement and dimensional sizing products decreased $161,887, or 27.3% to $431,054 as compared to $592,941 for the same period in the prior year. Given the volatility in these markets, future sales of laser-based measurement products cannot be forecasted with any certainty.

Gross margin – Gross margin for the three months ended August 31, 2014 increased to 48.0% as compared to 45.9% for the three months ended August 31, 2013. The overall increase in gross profit is primarily due to the delivery and acceptance of the CASI Scatterometer product during the quarter, and is also influenced by shifts in the product sales mix involving our five product lines and the impact of increased costs associated with the products sold.

Operating expenses – Operating expenses decreased $67,998, or 4.6%, to $1,410,468 for the three months ended August 31, 2014 as compared to $1,478,466 for the three months ended August 31, 2013. General, administrative and selling expenses decreased $13,678, or 1.0%, for the three months ended August 31, 2014 as compared to the same period in the prior year due in part to decreases in professional fees and general office and utilities costs. Research and development expenses decreased $54,320, or 42.9%, as compared to the same period in the prior year due to the completion of development projects within our existing product lines.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $(3,629) and $(1,683) for the three months ended August 31, 2014 and 2013, respectively. Foreign currency exchange gains were $4,677 and $5,136 for the three months ended August 31, 2014 and 2013, respectively. The shifts in the foreign currency exchange is related to fluctuations of foreign currencies against the U.S. dollar during the current period.

Income taxes – The Company’s effective tax rate on consolidated net income (loss) was 4.4% for the three months ended August 31, 2014. The Company’s effective tax rate on consolidated net income differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions and certain expenses not being deductible for income tax reporting purposes offset by changes in the deferred tax valuation allowance and tax credits related to research and experimentation expenses. Management believes the effective tax rate for Fiscal 2015 will be 2.1% due to the items noted above.

Net income (loss) – Net income was $51,783, or $0.02 per diluted share, for the three months ended August 31, 2014 as compared to a net loss of $146,559, or $(0.05) per diluted share, for the three months ended August 31, 2013. Net income for the first quarter of Fiscal 2015 increased as compared to the same period in the prior year primarily driven by the delivery of one of our CASI Scatterometer products.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased to $7,577,704 as of August 31, 2014 as compared to $7,478,073 as of May 31, 2014. Cash and cash equivalents increased $220,128 to $1,730,693 as of August 31, 2014 from $1,510,565 as of May 31, 2014.

Cash provided by operating activities totaled $252,993 for the three months ended August 31, 2014 as compared to cash used in operating activities of $345,110 for the three months ended August 31, 2013. The increase in cash provided by operating activities was primarily impacted by the $51,783 in net income for the first quarter of Fiscal 2015 as compared to $146,559 of net loss in the comparative quarter of Fiscal 2014. Changes in accounts receivable and accounts payable and other accrued expenses also impacted the total cash used and the changes are the result of timing of receipts and payments.

At August 31, 2014, the Company had accounts receivable of $2,321,147 as compared to $2,235,194 at May 31, 2014. The increase in accounts receivable of $85,953 was due to timing of receipts. Inventories increased $19,303 to $4,809,125 as of August 31, 2014 compared to $4,789,822 at May 31, 2014, which is due to a planned inventory purchase within the Xact® product line offset by continued targeted decreases in inventories across our other product lines. At August 31, 2014, total current liabilities increased $204,793 to $1,415,877 as compared to $1,211,084 at May 31, 2014. The increase in accounts payable and other accrued expenses is primarily due to the timing of payments to our vendors.

During the three months ended August 31, 2014, net cash used by investing activities was $8,573, which was for building improvements necessary for the installation of manufacturing equipment being leased by the Company.

The Company had a $2 million bank line of credit secured by U.S. accounts receivable, inventories, general intangibles and a depository account. The line of credit was subject to certain covenant requirements if draws on the line were executed. Interest was payable at the bank’s prime rate (3.25% as of August 31, 2014) or LIBOR plus 2.0% (2.15% as of August 31, 2014). The outstanding balance on the line of credit was $0 at August 31, 2014 and May 31, 2014. The term on the line of credit expired on September 1, 2014, and the Company has chosen not to renew the line.

We believe that our existing cash and cash equivalents combined with the cash we anticipate to generate from operating activities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

Risk Factors

Please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 for a listing of factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: October 10, 2014	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer