Form 10-Q
period 2014-11-30
SCHMITT INDUSTRIES INC
filed 2015-01-13
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2014

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

The number of shares of each class of common stock outstanding as of December 31, 2014

Common stock, no par value	2,995,910

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2014	May 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,707,481	$1,510,565
Accounts receivable, net	2,540,227	2,235,194
Inventories	4,793,479	4,789,822
Prepaid expenses	110,870	152,237
Income taxes receivable	1,726	1,339

	9,153,783	8,689,157

Property and equipment, net	1,128,160	1,191,591

Other assets
Intangible assets, net	880,177	943,643

TOTAL ASSETS	$11,162,120	$10,824,391

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$674,097	$512,219
Accrued commissions	269,530	204,772
Accrued payroll liabilities	121,023	127,035
Other accrued liabilities	554,656	366,848
Income taxes payable	0	210

Total current liabilities	1,619,306	1,211,084

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at November 30, 2014 and May 31, 2014	10,465,223	10,438,750
Accumulated other comprehensive loss	(342,246)	(263,337)
Accumulated deficit	(580,163)	(562,106)

Total stockholders’ equity	9,542,814	9,613,307

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,162,120	$10,824,391

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Net sales	$3,151,504	$3,143,052	$6,200,792	$6,042,499
Cost of sales	1,597,326	1,675,184	3,183,047	3,243,509

Gross profit	1,554,178	1,467,868	3,017,745	2,798,990

Operating expenses:
General, administration and sales	1,500,328	1,507,046	2,838,352	2,858,748
Research and development	124,651	112,096	197,095	238,860

Total operating expenses	1,624,979	1,619,142	3,035,447	3,097,608

Operating loss	(70,801)	(151,274)	(17,702)	(298,618)
Other income (loss), net	3,336	(9,546)	4,397	(6,093)

Loss before income taxes	(67,465)	(160,820)	(13,305)	(304,711)
Provision for income taxes	2,375	2,381	4,752	5,049

Net loss	$(69,840)	$(163,201)	$(18,057)	$(309,760)

Net loss per common share:
Basic	$(0.02)	$(0.05)	$(0.01)	$(0.10)

Weighted average number of common shares, basic	2,995,910	2,990,910	2,995,910	2,990,910

Diluted	$(0.02)	$(0.05)	$(0.01)	$(0.10)

Weighted average number of common shares, diluted	2,995,910	2,990,910	2,995,910	2,990,910

Comprehensive loss
Net loss	$(69,840)	$(163,201)	$(18,057)	$(309,760)
Foreign currency translation adjustment	(50,785)	49,324	(78,909)	52,924

Total comprehensive loss	$(120,625)	$(113,877)	$(96,966)	$(256,836)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

(UNAUDITED)

	Six Months Ended November 30,
	2014	2013
Cash flows relating to operating activities
Net loss	$(18,057)	$(309,760)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	139,950	175,304
Stock based compensation	26,473	24,932
(Increase) decrease in:
Accounts receivable	(327,467)	(171,220)
Inventories	(21,292)	410,457
Prepaid expenses	40,062	89,619
Income taxes receivable	(387)	26,486
Increase (decrease) in:
Accounts payable	165,338	(376,035)
Accrued liabilities and customer deposits	250,603	(73,194)
Income taxes payable	(210)	0

Net cash provided by (used in) operating activities	255,013	(203,411)

Cash flows relating to investing activities
Purchases of property and equipment	(13,050)	(1,436)

Net cash used in investing activities	(13,050)	(1,436)

Cash flows relating to financing activities
Increase in line of credit	0	400,000

Net cash provided by financing activities	0	400,000

Effect of foreign exchange translation on cash	(45,047)	11,411

Increase in cash and cash equivalents	196,916	206,564
Cash and cash equivalents, beginning of period	1,510,565	1,909,071

Cash and cash equivalents, end of period	$1,707,481	$2,115,635

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$5,353	$5,064

Cash paid during the period for interest	$1,933	$7,178

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2014

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2014	2,995,910	$10,438,750	$(263,337)	$(562,106)	$9,613,307
Stock-based compensation	0	26,473	0	0	26,473
Net loss	0	0	0	(18,057)	(18,057)
Other comprehensive loss	0	0	(78,909)	0	(78,909)

Balance, November 30, 2014	2,995,910	$10,465,223	$(342,246)	$(580,163)	$9,542,814

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2014 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2014 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2014. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2015.

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $59,321 and $63,297 as of November 30, 2014 and May 31, 2014, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of November 30, 2014 and May 31, 2014, inventories consisted of:

	November 30, 2014	May 31, 2014
Raw materials	$2,092,996	$1,888,985
Work-in-process	1,033,600	994,009
Finished goods	1,666,883	1,906,828

	$4,793,479	$4,789,822

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of November 30, 2014 and May 31, 2014, property and equipment consisted of:

	November 30, 2014	May 31, 2014
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,805,951
Furniture, fixtures and equipment	1,373,248	1,370,131
Vehicles	86,838	86,838

	3,573,610	3,561,920
Less accumulated depreciation	(2,445,450)	(2,370,329)

	$1,128,160	$1,191,591

Note 2:

LINE OF CREDIT

The Company had a $2 million bank line of credit secured by U.S. accounts receivable, inventories, general intangibles and a depository account. The line of credit was subject to certain covenant requirements if draws on the line were executed. Interest was payable at the bank’s prime rate or LIBOR plus 2.0%. The term on the line of credit expired on September 1, 2014, and the Company chose not to renew the line. The outstanding balance on the line of credit was $0 at May 31, 2014.

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

To determine stock-based compensation expense recognized for those options granted during the six months ended November 30, 2014 and 2013, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model. 87,500 and 35,000 options were issued during the six months ended November 30, 2014 and November 30, 2013, respectively.

At November 30, 2014, the Company had a total of 332,500 outstanding stock options (205,002 vested and exercisable and 127,498 non-vested) with a weighted average exercise price of $3.68. The Company estimates that $130,999 will be recorded as additional stock-based compensation expense for all options that were outstanding as of November 30, 2014, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
35,000	$2.53	8.9	11,668	$2.53
112,500	2.84	9.5	8,334	2.90
130,000	3.65	6.5	130,000	3.65
5,000	5.80	0.9	5,000	5.80
50,000	6.25	3.5	50,000	6.25

332,500	3.68	7.2	205,002	4.24

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and six months ended November 30, 2014 are summarized as follows:

	Three Months Ended November 30, 2014		Six Months Ended November 30, 2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	245,000	$3.99	281,666	$3.77
Options granted	87,500	2.82	87,500	2.82
Options exercised	0	0	0	0
Options forfeited/canceled	0	0	(36,666)	2.30

Options outstanding - end of period	332,500	3.68	332,500	3.68

Note 4:

EPS RECONCILIATION

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Weighted average shares (basic)	2,995,910	2,990,910	2,995,910	2,990,910
Effect of dilutive stock options	0	0	0	0

Weighted average shares (diluted)	2,995,910	2,990,910	2,995,910	2,990,910

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

Other long-term liabilities related to tax contingencies were $0 as of both November 30, 2014 and May 31, 2014. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of November 30, 2014 and May 31, 2014.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2011 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 35.7% for the six months ended November 30, 2014. The effective tax rate on consolidated net income (loss) differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2015 will be approximately 2.3% due to the items noted above.

Note 6:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended November 30,
	2014		2013
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,250,911	$1,204,966	$2,233,836	$1,182,514
Intercompany sales	(328,062)	23,689	(267,914)	(5,384)

Net sales	$1,922,849	$1,228,655	$1,965,922	$1,177,130

Operating loss	$(37,759)	$(33,042)	$(127,360)	$(23,914)

Depreciation expense	$24,471	$10,983	$37,848	$15,218

Amortization expense	$0	$29,808	$0	$33,658

Capital expenditures	$4,477	$0	$1,093	$0

	Six Months Ended November 30,
	2014		2013
	Balancer	Measurement	Balancer	Measurement
Gross sales	$4,267,346	$2,409,436	$4,402,408	$2,193,330
Intercompany sales	(504,327)	28,337	(534,670)	(18,569)

Net sales	$3,763,019	$2,437,773	$3,867,738	$2,174,761

Operating income (loss)	$(109,583)	$91,881	$(240,376)	$(58,242)

Depreciation expense	$54,272	$22,211	$76,147	$31,840

Amortization expense	$0	$63,467	$0	$67,317

Capital expenditures	$13,050	$0	$1,436	$0

Geographic Information-Net Sales by Geographic Area

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
North America	$1,800,419	$1,811,421	$3,819,073	$3,692,273
Europe	411,314	566,210	626,550	875,341
Asia	863,045	695,396	1,627,482	1,373,181
Other markets	76,726	70,025	127,687	101,704

Total net sales	$3,151,504	$3,143,052	$6,200,792	$6,042,499

	Three Months Ended November 30,
	2014		2013
	United States	Europe	United States	Europe
Operating income (loss)	$(102,407)	$31,606	$(127,149)	$(24,125)

Depreciation expense	$35,454	$0	$53,066	$0

Amortization expense	$29,808	$0	$33,658	$0

Capital expenditures	$4,477	$0	$1,093	$0

	Six Months Ended November 30,
	2014		2013
	United States	Europe	United States	Europe
Operating income (loss)	$(36,467)	$18,765	$(256,741)	$(41,877)

Depreciation expense	$76,483	$0	$107,987	$0

Amortization expense	$63,467	$0	$67,317	$0

Capital expenditures	$13,050	$0	$1,436	$0

Note – – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	November 30, 2014	May 31, 2014
Segment assets to total assets
Balancer	$4,975,158	$4,863,423
Measurement	4,477,755	4,449,064
Corporate assets	1,709,207	1,511,904

Total assets	$11,162,120	$10,824,391

Geographic assets to long-lived assets
United States	$1,128,160	$1,191,591
Europe	0	0

Total long-lived assets	$1,128,160	$1,191,591

Geographic assets to total assets
United States	$10,126,585	$10,090,242
Europe	1,035,535	734,149

Total assets	$11,162,120	$10,824,391

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

For the three months ended November 30, 2014, total sales increased $8,452, or 0.3%, to $3,151,504 from $3,143,052 in the three months ended November 30, 2013. For the six months ended November 30, 2014, total sales increased $158,293, or 2.6%, to $6,200,792 from $6,042,499 in the six months ended November 30, 2013.

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer segment sales decreased $43,073, or 2.2%, to $1,922,849 for the three months ended November 30, 2014 compared to $1,965,922 for the three months ended November 30, 2013, primarily due to softer sales in North America, offset in part by increased sales into Asia and Europe. Balancer segment sales decreased $104,719, or 2.7%, to $3,763,019 for the six months ended November 30, 2014 compared to $3,867,738 for the six months ended November 30, 2013. The decrease in worldwide balancer sales for the six month period ended November 30, 2014 is attributed to softer sales in our North American market, offset in part by increased sales in Asia.

The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and ultrasonic-based remote tank monitoring products for propane and diesel tanks. Total Measurement segment sales increased $51,525, or 4.4%, to $1,228,655 for the three months ended November 30, 2014 compared to $1,177,130 for the three months ended November 30, 2013, primarily due to an increase in revenues associated with the sales of remote tank monitoring products and related monitoring services, offset in part by a decrease in sales of our laser-based light-scatter surface measurement products. Total Measurement segment sales increased $263,012, or 12.1%, to $2,437,773 for the six months ended November 30, 2014 compared to $2,174,761 for the six months ended November 30, 2013. The increase in worldwide measurement system sales for the six month period ended November 30, 2014 is primarily due to the delivery and acceptance of one of our CASI® (Complete Angle Scatter Instrument) Scatterometer during the first quarter of Fiscal 2015 and an increase in revenues associated with the sales of remote tank monitoring products and related monitoring services.

Operating expenses increased $5,837, or 0.4%, to $1,624,979 for the three months ended November 30, 2014 from $1,619,142 for the three months ended November 30, 2013. Operating expenses decreased $62,161, or 2.0%, to $3,035,447 for the six months ended November 30, 2014 from $3,097,608 for the six months ended November 30, 2013. General, administration and sales expenses decreased $6,718, or 0.4%, to $1,500,328 for the three months ended November 30, 2014 from $1,507,046 for the same period in the prior year. General, administration and sales expenses decreased $20,396, or 0.7%, to $2,838,352 for the six months ended November 30, 2014 from $2,858,748 for the same period in the prior year. Research and development expenses increased $12,555, or 11.2%, to $124,651 for the three months ended November 30, 2014 from $112,096 for the three months ended November 30, 2013. Research and development expenses decreased $41,765, or 17.5%, to $197,095 for the six months ended November 30, 2014 from $238,860 for the six months ended November 30, 2013.

Net loss was $69,840, or $(0.02) per fully diluted share, for the three months ended November 30, 2014 as compared to net loss of $163,201, or $(0.05) per fully diluted share, for the three months ended November 30, 2013. Net loss was $18,057, or $(0.01) per fully diluted share, for the six months ended November 30, 2014 as compared to net loss of $309,760, or $(0.10) per fully diluted share, for the six months ended November 30, 2013.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2014.

Discussion of Operating Results

	Three Months Ended November 30,
	2014		2013
Balancer sales	$1,922,849	61.0%	$1,965,922	62.5%
Measurement sales	1,228,655	39.0%	1,177,130	37.5%

Total sales	3,151,504	100.0%	3,143,052	100.0%
Cost of sales	1,597,326	50.7%	1,675,184	53.3%

Gross profit	1,554,178	49.3%	1,467,868	46.7%

Operating expenses:
General, administration and sales	1,500,328	47.6%	1,507,046	47.9%
Research and development	124,651	4.0%	112,096	3.6%

Total operating expenses	1,624,979	51.6%	1,619,142	51.5%

Operating loss	(70,801)	-2.2%	(151,274)	-4.8%
Other income (loss)	3,336	0.1%	(9,546)	-0.3%

Loss before income taxes	(67,465)	-2.1%	(160,820)	-5.1%
Provision for income taxes	2,375	0.1%	2,381	0.1%

Net loss	$(69,840)	-2.2%	$(163,201)	-5.2%

	Six Months Ended November 30,
	2014		2013
Balancer sales	$3,763,019	60.7%	$3,867,738	64.0%
Measurement sales	2,437,773	39.3%	2,174,761	36.0%

Total sales	6,200,792	100.0%	6,042,499	100.0%
Cost of sales	3,183,047	51.3%	3,243,509	53.7%

Gross profit	3,017,745	48.7%	2,798,990	46.3%

Operating expenses:
General, administration and sales	2,838,352	45.8%	2,858,748	47.3%
Research and development	197,095	3.2%	238,860	4.0%

Total operating expenses	3,035,447	49.0%	3,097,608	51.3%

Operating loss	(17,702)	-0.3%	(298,618)	-4.9%
Other income (loss)	4,397	0.1%	(6,093)	-0.1%

Loss before income taxes	(13,305)	-0.2%	(304,711)	-5.0%
Provision for income taxes	4,752	0.1%	5,049	0.1%

Net loss	$(18,057)	-0.3%	$(309,760)	-5.1%

Sales – Sales in the Balancer segment decreased $43,073, or 2.2%, to $1,922,849 for the three months ended November 30, 2014 compared to $1,965,922 for the three months ended November 30, 2013. This decrease is primarily attributed to softer sales in our North America market, offset in part by increased sales in Asia and Europe. Sales in North America decreased $182,279, or 17.9%, for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013. Asia sales increased $98,889, or 17.2%, in the three months ended November 30, 2014 compared to the same period in the prior year. European sales increased $68,928, or 21.4%, in the second quarter of Fiscal 2015 compared to the second quarter of Fiscal 2014. Sales in other regions of the world decreased $28,611, or 53.6%, in the second quarter of Fiscal 2015 as compared to the same quarter in the prior year.

Sales in the Balancer segment decreased $104,719, or 2.7%, to $3,763,019 for the six months ended November 30, 2014 compared to $3,867,738 for the six months ended November 30, 2013. This decrease is primarily due to lower unit sales in North America, offset in part by increased sales into the Asia market. Sales in North America decreased $288,481, or 14.3%, for the six months ended November 30, 2014 as compared to the six months ended November 30, 2013. Asia sales increased $152,487, or 12.4%, in the six months ended November 30, 2014 compared to the same period in the prior year. European sales increased $33,792, or 6.1%, in the first half of Fiscal 2015 compared to the first half of Fiscal 2014. Sales in other regions of the world decreased $2,517, or 3.7%, in the six months ended November 30, 2014 as compared to the same period in the prior year. The levels of demand for our Balancer products in any of the geographic markets cannot be forecasted with any certainty given the recent volatility in the global economy and the historical volatility experienced in these markets.

Sales in the Measurement segment increased $51,525, or 4.4%, to $1,228,655 in the three months ended November 30, 2014 compared to $1,177,130 in the three months ended November 30, 2013. Sales of remote tank monitoring products and revenues from monitoring services increased $127,296, or 57.6%, to $348,454 during the second quarter of Fiscal 2015 as compared to $221,158 for the same period in the prior year. Sales of light-scatter laser-based surface measurement products in the three months ended November 30, 2014 decreased $95,821, or 31.4%, as compared to the same period in the prior year primarily due to the delivery and acceptance of one of our CASI® products during the quarter ended November 30, 2013. Sales of laser-based distance measurement and dimensional sizing products were relatively flat as compared to the same period in the prior year, increasing $18,242, or 3.1%.

Sales in the Measurement segment increased $263,012, or 12.1%, to $2,437,773 in the six months ended November 30, 2014 compared to $2,174,761 in the six months ended November 30, 2013. Sales of remote tank monitoring products and revenues from monitoring services increased $142,061, or 26.7%, to $673,745 during the first half of Fiscal 2014 as compared to $531,684 for the same period in the prior year. Sales of light-scatter laser-based surface measurement products in the six months ended November 30, 2014 increased $265,249, or 74.1%, as compared to the same period in the prior year. These increases were offset by the decrease in sales of laser-based distance measurement and dimensional sizing products in the amount of $143,646, or 12.2%, for the six months ended November 30, 2014 as compared to the same period in the prior year. Given the recent volatility in these markets, future sales of laser-based measurement products cannot be forecasted with any certainty.

Gross margin – Gross margin for the three months ended November 30, 2014 increased to 49.3% as compared to 46.7% for the three months ended November 30, 2013. Gross margin for the six months ended November 30, 2014 increased to 48.7% as compared to 46.3% for the six months ended November 30, 2013. The overall increase in gross margin in both the three and six months periods ended November 30, 2014 as compared to the three and six month periods in the first half of the prior fiscal year is primarily influenced by shifts in the product sales mix involving our five product lines.

Operating expenses – Operating expenses increased $5,837, or 0.4%, to $1,624,979 for the three months ended November 30, 2014 as compared to $1,619,142 for the three months ended November 30, 2013. General, administrative and selling expenses decreased $6,718, or 0.4%, for the three months ended November 30, 2014 as compared to the same period in the prior year primarily due to increases in trade show expenses offset by reductions in professional fees and general office and utilities costs. Research and development expenses increased $12,555, or 11.2%, as compared to the same period in the prior year based on several new development projects within our existing product lines occurring during the latter part of the second quarter of Fiscal 2015. Operating expenses decreased $62,161, or 2.0%, to $3,035,447 for the six months ended November 30, 2014 as compared to $3,097,608 for the six months ended November 30, 2013. General, administrative and selling expenses decreased $20,396, or 0.7%, for the six months ended November 30, 2014 as compared to the same period in the prior year primarily due to increases in trade show expenses offset by reductions in professional fees and general office and utilities costs. Research and development expenses decreased $41,765, or 17.5%, as compared to the same period in the prior year due to the completion of development projects within our existing product lines in the first quarter offset by an increase in costs associated with several new development projects occurring during the latter part of the second quarter of Fiscal 2015.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $1,743 and $(5,120) for the three months ended November 30, 2014 and 2013, respectively and $(1,886) and $(6,803) for the six months ended November 30, 2014 and 2013, respectively. Foreign currency exchange gains (losses) were $1,578 and $(3,979) for the three months ended November 30, 2014 and 2013, respectively and $6,255 and $1,157 for the six months ended November 30, 2014 and 2013, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period.

Income taxes – The Company’s effective tax rate on consolidated net loss was 35.7% for the six months ended November 30, 2014. The effective tax rate on consolidated net income (loss) differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2015 will be approximately 2.3% due to the items noted above

Net loss – Net loss was $69,840, or $(0.02) per diluted share, for the three months ended November 30, 2014 as compared to a net loss of $163,201, or $(0.05) per diluted share, for the three months ended November 30, 2013. Net loss for the second quarter of Fiscal 2015 decreased as compared to the same period in the prior year primarily due to shifts in product mix with increased sales of higher margin products. Net loss was $18,057, or $(0.01) per diluted share, for the six months ended November 30, 2014 as compared to a net loss of $309,760, or $(0.10) per diluted share, for the same period in the prior year. Net loss for the first half of Fiscal 2015 decreased as compared to the same period in the prior year primarily due to shifts in product mix with increased sales of higher margin products along with decreases in certain operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased to $7,534,477 as of November 30, 2014 as compared to $7,478,073 as of May 31, 2014. Cash and cash equivalents increased $196,916 to $1,707,481 as of August 31, 2014 from $1,510,565 as of May 31, 2014.

Cash provided by operating activities totaled $255,013 for the six months ended November 30, 2014 as compared to cash used in operating activities of $203,411 for the six months ended November 30, 2013. The increase in cash provided by operating activities was primarily impacted by the $18,057 in net loss for the first half of Fiscal 2015 as compared to $309,760 of net loss in the first half of Fiscal 2014. Changes in accounts receivable and accounts payable and other accrued liabilities also impacted the total cash provided/used and the changes are the result of timing of receipts and payments.

At November 30, 2014, the Company had accounts receivable of $2,540,227 as compared to $2,235,194 at May 31, 2014. The increase in accounts receivable of $305,033 was due to timing of receipts. Inventories increased $3,657 to $4,793,479 as of November 30, 2014 compared to $4,789,822 at May 31, 2014, which is due in part to a planned inventory purchase within the Xact® product line and targeted increases in our SBS product line, offset by decreases in inventories in our other product lines. At November 30, 2014, total current liabilities increased $408,222 to $1,619,306 as compared to $1,211,084 at May 31, 2014. The increase in accounts payable and other accrued expenses is primarily due to the timing of payments to our vendors and an increase in accrued commissions.

During the six months ended November 30, 2014, net cash used by investing activities was $13,050, which was for building improvements necessary for the installation of manufacturing equipment being leased by the Company and purchase of office furniture.

The Company had a $2 million bank line of credit secured by U.S. accounts receivable, inventories, general intangibles and a depository account. The line of credit was subject to certain covenant requirements if draws on the line were executed. Interest was payable at the bank’s prime rate or LIBOR plus 2.0%. The term on the line of credit expired on September 1, 2014, and the Company chose not to renew the line. The outstanding balance on the line of credit was $0 at May 31, 2014.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: January 13, 2015	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer