Form 10-Q
period 2015-02-28
SCHMITT INDUSTRIES INC
filed 2015-04-09
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2015

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

The number of shares of each class of common stock outstanding as of March 31, 2015

Common stock, no par value	2,995,910

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2015	May 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,652,564	$1,510,565
Accounts receivable, net	2,453,944	2,235,194
Inventories	4,716,335	4,789,822
Prepaid expenses	165,617	152,237
Income taxes receivable	1,529	1,339

	8,989,989	8,689,157

Property and equipment, net	1,099,892	1,191,591

Other assets
Intangible assets, net	852,294	943,643

TOTAL ASSETS	$10,942,175	$10,824,391

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$602,745	$512,219
Accrued commissions	242,565	204,772
Accrued payroll liabilities	134,306	127,035
Other accrued liabilities	601,115	366,848
Income taxes payable	0	210

Total current liabilities	1,580,731	1,211,084

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at February 28, 2015 and May 31, 2014	10,488,463	10,438,750
Accumulated other comprehensive loss	(378,485)	(263,337)
Accumulated deficit	(748,534)	(562,106)

Total stockholders’ equity	9,361,444	9,613,307

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,942,175	$10,824,391

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Net sales	$3,010,618	$3,066,163	$9,211,410	$9,108,662
Cost of sales	1,660,256	1,608,233	4,843,303	4,851,742

Gross profit	1,350,362	1,457,930	4,368,107	4,256,920

Operating expenses:
General, administration and sales	1,405,140	1,387,972	4,243,492	4,246,720
Research and development	95,730	151,613	292,825	390,473

Total operating expenses	1,500,870	1,539,585	4,536,317	4,637,193

Operating loss	(150,508)	(81,655)	(168,210)	(380,273)
Other income (loss), net	(15,578)	11,497	(11,181)	5,404

Loss before income taxes	(166,086)	(70,158)	(179,391)	(374,869)
Provision for income taxes	2,285	1,949	7,037	6,998

Net loss	$(168,371)	$(72,107)	$(186,428)	$(381,867)

Net loss per common share:
Basic	$(0.06)	$(0.02)	$(0.06)	$(0.13)

Weighted average number of common shares, basic	2,995,910	2,990,910	2,995,910	2,990,910

Diluted	$(0.06)	$(0.02)	$(0.06)	$(0.13)

Weighted average number of common shares, diluted	2,995,910	2,990,910	2,995,910	2,990,910

Comprehensive loss
Net loss	$(168,371)	$(72,107)	$(186,428)	$(381,867)
Foreign currency translation adjustment	(36,239)	9,561	(115,148)	62,485

Total comprehensive loss	$(204,610)	$(62,546)	$(301,576)	$(319,382)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED)

	Nine Months Ended February 28,
	2015	2014
Cash flows relating to operating activities
Net loss	$(186,428)	$(381,867)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	201,982	254,291
Gain on disposal of property and equipment	0	(13,667)
Stock based compensation	49,713	42,042
(Increase) decrease in:
Accounts receivable	(244,823)	(136,344)
Inventories	50,305	544,102
Prepaid expenses	(15,192)	80,283
Income taxes receivable	(190)	30,152
Increase (decrease) in:
Accounts payable	95,133	(398,357)
Accrued liabilities and customer deposits	285,074	(65,706)
Income taxes payable	(210)	0

Net cash provided by (used in) operating activities	235,364	(45,071)

Cash flows relating to investing activities
Purchases of property and equipment	(18,933)	(1,893)
Proceeds from sales of property and equipment	0	19,500

Net cash provided by (used in) investing activities	(18,933)	17,607

Cash flows relating to financing activities
Increase in line of credit	0	400,000
Payments on line of credit	0	(400,000)

Net cash provided by (used in) financing activities	0	0

Effect of foreign exchange translation on cash	(74,432)	4,249

Increase (decrease) in cash and cash equivalents	141,999	(23,215)
Cash and cash equivalents, beginning of period	1,510,565	1,909,071

Cash and cash equivalents, end of period	$1,652,564	$1,885,856

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$7,427	$7,061

Cash paid during the period for interest	$2,709	$8,378

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2014	2,995,910	$10,438,750	$(263,337)	$(562,106)	$9,613,307
Stock-based compensation	0	49,713	0	0	49,713
Net loss	0	0	0	(186,428)	(186,428)
Other comprehensive loss	0	0	(115,148)	0	(115,148)

Balance, February 28, 2015	2,995,910	$10,488,463	$(378,485)	$(748,534)	$9,361,444

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2015 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2014 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2014. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2015.

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

Financial Instruments

The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, and accounts payable) also approximates fair value because of their short-term maturities.

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $58,748 and $63,297 as of February 28, 2015 and May 31, 2014, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of February 28, 2015 and May 31, 2014, inventories consisted of:

	February 28, 2015	May 31, 2014
Raw materials	$1,865,341	$1,888,985
Work-in-process	1,319,139	994,009
Finished goods	1,531,855	1,906,828

	$4,716,335	$4,789,822

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of February 28, 2015 and May 31, 2014, property and equipment consisted of:

	February 28, 2015	May 31, 2014
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,805,951
Furniture, fixtures and equipment	1,378,890	1,370,131
Vehicles	86,838	86,838

	3,579,252	3,561,920
Less accumulated depreciation	(2,479,360)	(2,370,329)

	$1,099,892	$1,191,591

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

To determine stock-based compensation expense recognized for those options granted during the nine months ended February 28, 2015 and 2014, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model. 87,500 and 35,000 options were issued during the nine months ended February 28, 2015 and February 28, 2014, respectively.

At February 28, 2015, the Company had a total of 332,500 outstanding stock options (205,002 vested and exercisable and 127,498 non-vested) with a weighted average exercise price of $3.68. The Company estimates that $107,758 will be recorded as additional stock-based compensation expense for all options that were outstanding as of February 28, 2015, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
35,000	$2.53	8.6	11,668	$2.53
112,500	2.84	9.3	8,334	2.90
130,000	3.65	6.3	130,000	3.65
5,000	5.80	0.7	5,000	5.80
50,000	6.25	3.3	50,000	6.25

332,500	3.68	7.0	205,002	4.24

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and nine months ended February 28, 2015 are summarized as follows:

	Three Months Ended February 28, 2015		Nine Months Ended February 28, 2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	332,500	$3.68	281,666	$3.77
Options granted	0	0	87,500	2.82
Options exercised	0	0	0	0
Options forfeited/canceled	0	0	(36,666)	2.30

Options outstanding - end of period	332,500	3.68	332,500	3.68

Note 4:

EPS RECONCILIATION

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Weighted average shares (basic)	2,995,910	2,990,910	2,995,910	2,990,910
Effect of dilutive stock options	0	0	0	0

Weighted average shares (diluted)	2,995,910	2,990,910	2,995,910	2,990,910

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

Other long-term liabilities related to tax contingencies were $0 as of both February 28, 2015 and May 31, 2014. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of February 28, 2015 and May 31, 2014.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2011 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 3.9% for the nine months ended February 28, 2015. The effective tax rate on consolidated net income (loss) differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2015 will be approximately 5.1% due to the items noted above.

Note 6:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended February 28,
	2015		2014
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,269,691	$1,108,449	$2,201,178	$1,123,186
Intercompany sales	(366,209)	(1,313)	(231,317)	(26,884)

Net sales	$1,903,482	$1,107,136	$1,969,861	$1,096,302

Operating loss	$(127,375)	$(23,133)	$4,345	$(86,000)

Depreciation expense	$23,271	$10,879	$32,786	$12,542

Amortization expense	$0	$27,882	$0	$33,659

Capital expenditures	$5,883	$0	$457	$0

	Nine Months Ended February 28,
	2015		2014
	Balancer	Measurement	Balancer	Measurement
Gross sales	$6,537,038	$3,517,884	$6,603,586	$3,316,516
Intercompany sales	(870,537)	27,025	(765,987)	(45,453)

Net sales	$5,666,501	$3,544,909	$5,837,599	$3,271,063

Operating income (loss)	$(237,357)	$69,147	$(236,031)	$(144,242)

Depreciation expense	$77,543	$33,090	$108,933	$44,382

Amortization expense	$0	$91,349	$0	$100,976

Capital expenditures	$18,933	$0	$1,893	$0

Geographic Information-Net Sales by Geographic Area

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
North America	$1,894,564	$1,763,223	$5,713,638	$5,455,496
Europe	226,011	526,372	852,561	1,401,713
Asia	807,875	742,006	2,435,357	2,115,187
Other markets	82,168	34,562	209,854	136,266

Total net sales	$3,010,618	$3,066,163	$9,211,410	$9,108,662

	Three Months Ended February 28,
	2015		2014
	United States	Europe	United States	Europe
Operating income (loss)	$(115,502)	$(35,006)	$(185,597)	$103,942

Depreciation expense	$34,150	$0	$45,328	$0

Amortization expense	$27,882	$0	$33,659	$0

Capital expenditures	$5,883	$0	$457	$0

	Nine Months Ended February 28,
	2015		2014
	United States	Europe	United States	Europe
Operating income (loss)	$(151,969)	$(16,241)	$(442,338)	$62,065

Depreciation expense	$110,633	$0	$153,315	$0

Amortization expense	$91,349	$0	$100,976	$0

Capital expenditures	$18,933	$0	$1,893	$0

Note – – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	February 28, 2015	May 31, 2014
Segment assets to total assets
Balancer	$4,944,084	$4,863,423
Measurement	4,343,994	4,449,064
Corporate assets	1,654,097	1,511,904

Total assets	$10,942,175	$10,824,391

Geographic assets to long-lived assets
United States	$1,099,892	$1,191,591
Europe	0	0

Total long-lived assets	$1,099,892	$1,191,591

Geographic assets to total assets
United States	$9,694,718	$10,090,242
Europe	1,247,457	734,149

Total assets	$10,942,175	$10,824,391

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

For the three months ended February 28, 2015, total sales decreased $55,545, or 1.8%, to $3,010,618 from $3,066,163 in the three months ended February 28, 2014. For the nine months ended February 28, 2015, total sales increased $102,748, or 1.1%, to $9,211,410 from $9,108,662 in the nine months ended February 28, 2014.

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer segment sales decreased $66,379, or 3.4%, to $1,903,482 for the three months ended February 28, 2015 compared to $1,969,861 for the three months ended February 28, 2014, primarily due to softer sales in North America, offset in part by increased sales into Asia. Balancer segment sales decreased $171,098, or 2.9%, to $5,666,501 for the nine months ended February 28, 2015 compared to $5,837,599 for the nine months ended February 28, 2014. The decrease in worldwide balancer sales for the nine month period ended February 28, 2015 is attributed to softer sales in our North American market, offset in part by increased sales in Asia.

The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and ultrasonic-based remote tank monitoring products for propane and diesel tanks. Total Measurement segment sales increased $10,834, or 1.0%, to $1,107,136 for the three months ended February 28, 2015 compared to $1,096,302 for the three months ended February 28, 2014, primarily due to an increase in revenues associated with the sales of remote tank monitoring products and related monitoring services, offset in part by a decrease in sales of our laser-based light-scatter surface measurement products and our laser-based distance measurement products. Total Measurement segment sales increased $273,846, or 8.4%, to $3,544,909 for the nine months ended February 28, 2015 compared to $3,271,063 for the nine months ended February 28, 2014. The increase in worldwide measurement system sales for the nine month period ended February 28, 2015 is primarily due to the delivery and acceptance of one of our CASI® (Complete Angle Scatter Instrument) systems during the first quarter of Fiscal 2015 and an increase in revenues associated with the sales of remote tank monitoring products and related monitoring services.

Operating expenses decreased $38,715, or 2.5%, to $1,500,870 for the three months ended February 28, 2015 from $1,539,585 for the three months ended February 28, 2014. Operating expenses decreased $100,876, or 2.2%, to $4,536,317 for the nine months ended February 28, 2015 from $4,637,193 for the nine months ended February 28, 2014. General, administration and sales expenses increased $17,168, or 1.2%, to $1,405,140 for the three months ended February 28, 2015 from $1,387,972 for the same period in the prior year. General, administration and sales expenses decreased $3,228, or 0.1%, to $4,243,492 for the nine months ended February 28, 2015 from $4,246,720 for the same period in the prior year. Research and development expenses decreased $55,883, or 36.9%, to $95,730 for the three months ended February 28, 2015 from $151,613 for the three months ended February 28, 2014. Research and development expenses decreased $97,648, or 25.0%, to $292,825 for the nine months ended February 28, 2015 from $390,473 for the nine months ended February 28, 2014.

Net loss was $168,371, or $(0.06) per fully diluted share, for the three months ended February 28, 2015 as compared to net loss of $72,107, or $(0.02) per fully diluted share, for the three months ended February 28, 2014. Net loss was $186,428, or $(0.06) per fully diluted share, for the nine months ended February 28, 2015 as compared to net loss of $381,867, or $(0.13) per fully diluted share, for the nine months ended February 28, 2014.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2014.

Discussion of Operating Results

	Three Months Ended February 28,
	2015		2014
Balancer sales	$1,903,482	63.2%	$1,969,861	64.2%
Measurement sales	1,107,136	36.8%	1,096,302	35.8%

Total sales	3,010,618	100.0%	3,066,163	100.0%
Cost of sales	1,660,256	55.1%	1,608,233	52.5%

Gross profit	1,350,362	44.9%	1,457,930	47.5%

Operating expenses:
General, administration and sales	1,405,140	46.7%	1,387,972	45.3%
Research and development	95,730	3.2%	151,613	4.9%

Total operating expenses	1,500,870	49.9%	1,539,585	50.2%

Operating loss	(150,508)	-5.0%	(81,655)	-2.7%
Other income (loss)	(15,578)	-0.5%	11,497	0.4%

Loss before income taxes	(166,086)	-5.5%	(70,158)	-2.3%
Provision for income taxes	2,285	0.1%	1,949	0.1%

Net loss	$(168,371)	-5.6%	$(72,107)	-2.4%

	Nine Months Ended February 28,
	2015		2014
Balancer sales	$5,666,501	61.5%	$5,837,599	64.1%
Measurement sales	3,544,909	38.5%	3,271,063	35.9%

Total sales	9,211,410	100.0%	9,108,662	100.0%
Cost of sales	4,843,303	52.6%	4,851,742	53.3%

Gross profit	4,368,107	47.4%	4,256,920	46.7%

Operating expenses:
General, administration and sales	4,243,492	46.1%	4,246,720	46.6%
Research and development	292,825	3.2%	390,473	4.3%

Total operating expenses	4,536,317	49.2%	4,637,193	50.9%

Operating loss	(168,210)	-1.8%	(380,273)	-4.2%
Other income (loss)	(11,181)	-0.1%	5,404	0.1%

Loss before income taxes	(179,391)	-1.9%	(374,869)	-4.1%
Provision for income taxes	7,037	0.1%	6,998	0.1%

Net loss	$(186,428)	-2.0%	$(381,867)	-4.2%

Sales – Sales in the Balancer segment decreased $66,379, or 3.4%, to $1,903,482 for the three months ended February 28, 2015 compared to $1,969,861 for the three months ended February 28, 2014. This decrease is primarily attributed to softer sales in our North American market, offset in part by increased sales in Asia. Sales in North America decreased $160,192, or 15.0%, for the three months ended February 28, 2015 as compared to the three months ended February 28, 2014. Asia sales increased $100,973, or 15.7%, in the three months ended February 28, 2015 compared to the same period in the prior year. European sales decreased $45,073, or 19.7%, in the third quarter of Fiscal 2015 compared to the third quarter of Fiscal 2014. Sales in other regions of the world increased $37,913, or 118.7%, in the third quarter of Fiscal 2015 as compared to the same quarter in the prior year.

Sales in the Balancer segment decreased $171,098, or 2.9%, to $5,666,501 for the nine months ended February 28, 2015 compared to $5,837,599 for the nine months ended February 28, 2014. This decrease is primarily due to lower unit sales in North America, offset in part by increased sales into the Asia market. Sales in North America decreased $448,673, or 14.5%, for the nine months ended February 28, 2015 as compared to the nine months ended February 28, 2014. Asia sales increased $253,459, or 13.6%, in the nine months ended February 28, 2015 compared to the same period in the prior year. European sales decreased $11,281, or 1.4%, in the first three quarters of Fiscal 2015 compared to the first three quarters of Fiscal 2014. Sales in other regions of the world increased $35,397, or 35.6%, in the nine months ended February 28, 2015 as compared to the same period in the prior year. The levels of demand for our Balancer products in any of the geographic markets cannot be forecasted with any certainty given the recent volatility in the global economy and the historical volatility experienced in these markets.

Sales in the Measurement segment increased $10,834, or 1.0%, to $1,107,136 in the three months ended February 28, 2015 compared to $1,096,302 in the three months ended February 28, 2014. Sales of remote tank monitoring products and revenues from monitoring services increased $305,886, or 154.6%, to $503,690 during the third quarter of Fiscal 2015 as compared to $197,804 for the same period in the prior year. Sales of laser-based surface measurement products in the three months ended February 28, 2015 decreased $160,699, or 72.2%, as compared to the same period in the prior year primarily due to the delivery and acceptance of one of our CASI® products during the quarter ended February 28, 2014. Sales of our laser-based distance measurement and dimensional sizing products in the third quarter of Fiscal 2015 decreased $206,891, or 32.1%, as compared to the third quarter of Fiscal 2014 due to softness in the markets that these products are used.

Sales in the Measurement segment increased $273,846, or 8.4%, to $3,544,909 in the nine months ended February 28, 2015 compared to $3,271,063 in the nine months ended February 28, 2014. Sales of remote tank monitoring products and revenues from monitoring services increased $447,947, or 61.4%, to $1,177,435 during the nine months ended February 28, 2015 as compared to $729,488 for the same period in the prior year. Sales of laser-based surface measurement products in the nine months ended February 28, 2015 increased $104,549, or 18.0%, as compared to the same period in the prior year. These increases were offset by the decrease in sales of our laser-based distance measurement and dimensional sizing products in the amount of $350,537, or 19.2%, for the nine months ended February 28, 2015 as compared to the same period in the prior year. Given the recent volatility in these markets, future sales of laser-based measurement products cannot be forecasted with any certainty.

Gross margin – Gross margin for the three months ended February 28, 2015 decreased to 44.9% as compared to 47.5% for the three months ended February 28, 2014. Gross margin for the nine months ended February 28, 2015 increased to 47.4% as compared to 46.7% for the nine months ended February 28, 2014. The fluctuations in gross margin in both the three and nine months periods ended February 28, 2015 compared to the three and nine month periods in the prior fiscal year is primarily influenced by shifts in the product sales mix involving our five product lines.

Operating expenses – Operating expenses decreased $38,715, or 2.5%, to $1,500,870 for the three months ended February 28, 2015 as compared to $1,539,585 for the three months ended February 28, 2014. General, administrative and selling expenses increased $17,168, or 1.2%, for the three months ended February 28, 2015 as compared to the same period in the prior year due in part to increases in personnel expenses offset by reductions in professional fees and depreciation expense. Research and development expenses decreased $55,883, or 36.9%, for the quarter ended February 28, 2015 as compared to the same period in the prior year due to fewer development projects within our existing product lines occurring during the third quarter of Fiscal 2015 as compared to the third quarter of Fiscal 2014. Operating expenses decreased $100,876, or 2.2%, to $4,536,317 for the nine months ended February 28, 2015 as compared to $4,637,193 for the nine months ended February 28, 2014. General, administrative and selling expenses decreased $3,228, or 0.1%, for the nine months ended February 28, 2015 as compared to the same period in the prior year. Increases in personnel costs and marketing and trade show expenses were offset by decreases in professional fees, depreciation expense and other general office and utility costs. Research and development expenses decreased $97,648, or 25.0%, as compared to the same period in the prior year due to fewer development projects within our existing product lines occurring during the first three quarters of Fiscal 2015 as compared to the first three quarters of Fiscal 2014.

Other income (loss) – Other income (loss) consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $(742) and $(1,166) for the three months ended February 28, 2015 and 2014, respectively and $(2,628) and $(7,968) for the nine months ended February 28, 2015 and 2014, respectively. Foreign currency exchange gains (losses) were $(14,848) and $(855) for the three months ended February 28, 2015 and 2014, respectively and $(8,593) and $302 for the nine months ended February 28, 2015 and 2014, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period. Also included in other income (loss) for the quarter and nine months ended February 28, 2014 is a $13,667 gain on the sale of a fixed asset.

Income taxes – The Company’s effective tax rate on consolidated net loss was 3.9% for the nine months ended February 28, 2015. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2015 will be approximately 5.1% due to the items noted above

Net loss – Net loss was $168,371, or $(0.06) per diluted share, for the three months ended February 28, 2015 as compared to a net loss of $72,107, or $(0.02) per diluted share, for the three months ended February 28, 2014. The increase in the net loss for the third quarter of Fiscal 2015 as compared to the same period in the prior year is directly related to the mix of product sold in each of the respective quarters. Net loss was $186,428, or $(0.06) per diluted share, for the nine months ended February 28, 2015 as compared to a net loss of $381,867, or $(0.13) per diluted share, for the same period in the prior year. Net loss for the first three quarters of Fiscal 2015 decreased as compared to the same period in the prior year primarily due to shifts in product mix with increased sales of higher margin products.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased to $7,409,258 as of February 28, 2015 as compared to $7,478,073 as of May 31, 2014. Cash and cash equivalents increased $141,999 to $1,652,564 as of February 28, 2015 from $1,510,565 as of May 31, 2014.

Cash provided by operating activities totaled $235,364 for the nine months ended February 28, 2015 as compared to cash used in operating activities of $45,071 for the nine months ended February 28, 2014. The increase in cash provided by operating activities was primarily impacted by the $186,428 in net loss for the first three quarters of Fiscal 2015 as compared to $381,867 of net loss in the first three quarters of Fiscal 2014. Changes in accounts receivable and accounts payable and other accrued liabilities also impacted the total cash provided/used and the changes are the result of timing of receipts and payments.

At February 28, 2015, the Company had accounts receivable of $2,453,944 as compared to $2,235,194 at May 31, 2014. The increase in accounts receivable of $218,750 was due to timing of receipts. Inventories decreased $73,487 to $4,716,335 as of February 28, 2015 compared to $4,789,822 at May 31, 2014, which is due to increased sales within the Xact® product line and targeted reductions of certain inventories in our SBS product line. At February 28, 2015, total current liabilities increased $369,647 to $1,580,731 as compared to $1,211,084 at May 31, 2014. The increase in accounts payable and other accrued expenses is primarily due to the timing of payments to our vendors and an increase in accrued commissions.

During the nine months ended February 28, 2015, net cash used by investing activities was $18,933, which was for building improvements necessary for the installation of manufacturing equipment being leased by the Company and purchase of office furniture and equipment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: April 9, 2015	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer