Form 10-K
period 2015-05-31
SCHMITT INDUSTRIES INC
filed 2015-08-12
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,264,900 based upon the closing price of $3.00 reported for such date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of July 31, 2015, the registrant had 2,995,910 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Introduction

Schmitt Industries, Inc. (the Company), an Oregon corporation, designs, manufactures and sells high precision test and measurement products for two main business segments: the Balancer segment and the Measurement segment. For the Balancer segment, the Company designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., an Oregon corporation, the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement for a wide variety of commercial applications, laser-based microroughness measurement products for the semiconductor wafer and hard disk drive industries and for other industrial applications, laser-based surface analysis and measurement products for a variety of scientific applications, and ultrasonic measurement products that accurately measure the fill levels of tanks holding propane, diesel and other tank-based liquids and transmit that data via satellite to a secure web site for display (the Measurement segment). The Company also provides sales and service for Europe and Asia through its wholly owned subsidiary, Schmitt Europe Limited (SEL), located in Coventry, England and through its sales representative office located in Shanghai, China. The Company’s corporate office is located at 2765 N.W. Nicolai Street, Portland, Oregon.

“SBS,” “SMS,” “Acuity,” “Xact,” “Lasercheck” and “AccuProfile” are registered trademarks owned by the Company.

Balancer Segment

The Company’s principal product line for this segment is the Schmitt Dynamic Balance System (SBS), which consists of a vibration sensor, a computer control unit, and a balance head that is placed either externally on the grinding wheel spindle with the use of a spindle mounted adaptor or internally inside the spindle bore. The SB-5500 control panel contains up to four slots for additional circuit boards designed for specific functions, such as manual balancing, balancing using hydro chambers and process monitoring, which involves the detection and analysis of high frequency noise, known as acoustic emission (AE), generated by the grinding process. SBS products are designed as economical yet highly precise measurement and control devices for permanent or portable installation on grinding machines that can detect and correct imbalance caused by vibration as small as 0.02 microns. Customers can also detect and analyze the AE signal generated during grinding or wheel dressing to help monitor and improve the grinding process. Customers include both end user operators as well as manufacturers of grinding machines worldwide for a wide variety of industries that utilize the grinding process, including the automotive, industrial, aerospace, and medical industries where specifications and operating tolerances on machined parts are increasingly precise.

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

The SB-5500 also includes an optional Acoustic Emission Monitoring System (AEMS) control card, which uses proprietary acoustic sensor technology to monitor the AE signal generated on the grinding machine during key events in the grinding process. The AEMS card allows rapid, automatic grinding wheel in-feed, right up to the point of initial contact of the grinding wheel with a new part loaded in the machine. The system can automatically detect the initial contact and very quickly report this event to the machine control, stopping the wheel in-feed without operator intervention. Part crash occurs when a part or fixture is incorrectly loaded into a grinding machine or some abnormal condition occurs. Rapid in-feed of the wheel may then result in a dangerous or expensive crash. The AEMS card allows the grinding machine’s operating system (known as a computer numeric control or CNC system) on the machine to monitor the acoustic levels and detect any unexpected contact when it happens. The system then reports that abnormal contact and instructs the CNC program to stop the grinding process, usually within one millisecond.

The SB-5500 also offers two process control cards that fit inside the control panel to provide enhanced control of the grinding process: the ExactControl™ card and the ExactDress™ card. The ExactControl process control card offers multi-functional grinding process control capability by detecting and analyzing either the AE signal pattern or the machine power fluctuations and then using one of seven process control strategies to adjust and optimize the grinding process based on that signal data, resulting in improved part quality and reduced operating costs. Software control strategies include ExactDisplayTM (graphically displays the measurement signal), ExactGap (displays and evaluates the measurement signal against a predetermined signal threshold to automatically determine when the grinding wheel touches the work piece and to shorten the time between grinding work pieces), ExactTimeTM (displays and evaluates the time interval of a measurement signal that is above a predetermined signal threshold to monitor the minimum or maximum processing time, ExactIntegralTM (displays and evaluates the area under a measurement signal curve to optimize the grinding process for the particular work piece), and ExactDressTM (displays and evaluates the measurement signal and compares it to a standard threshold to optimize the grinding wheel dress process).

The ExactDress control strategy is also available in a separate process control card as part of the AEMS system to automatically monitor and control the grinding wheel dressing process. The AE signal pattern of a wheel dress is displayed and compared to a stored “master” AE signal pattern and indicates when the dressing process has been successfully completed. Monitoring for AE levels during wheel dressing permits the operator or CNC control to determine if the wheel is being dressed fully across its width, control the aggressiveness of the process and maintain the quality of the dressed wheel to conserve wheel material.

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

Examples of some well-known worldwide machine tool builders who have offered and/or installed the SBS System include Shanghai Machine Tool Works (China), ANCA (Australia), Capco Machinery (U.S.), Drake Manufacturing (U.S.), Ecotech/SMTW (China/U.S.), Erwin Junker (U.S.), Matrix Machine Tool (U.K.), Schleifring Group (Germany, China), Shaanxi Qinchuan Machinery Development Co. (China), Cinetic Landis Grinding (U.S.), Koyo Machinery (U.S./Japan), Micron Machinery Limited (Japan/U.S.), USACH Technologies (U.S.), Tschudin (U.S.) and Weldon Solutions (U.S.). The Company currently sells its products directly to major machine builders throughout the world.

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

For the years ended May 31, 2015, May 31, 2014 and May 31, 2013 (Fiscal 2015, 2014 and 2013), net sales of the Company’s balancing products totaled $7,850,236, $7,721,211 and $7,714,122, respectively. Net sales of balancing products accounted for 60%, 64% and 62% of the Company’s total sales in Fiscal 2015, 2014 and 2013, respectively. See Note 6 to Consolidated Financial Statements.

Competition

Competitors in the Balancer Segment primarily come from Germany and Italy. These competitors produce electromechanical and water balancers and process control products similar to SBS. The Company’s primary competitors are Marposs S.p.A., MPM Micro Prazision Marx GmbH and Balance Systems S.r.l.

Measurement Segment

Within the Measurement Segment, the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement for a wide variety of commercial applications, laser-based microroughness measurement products for the semiconductor wafer and hard disk drive industries and for other industrial applications, laser-based surface analysis and measurement products for a variety of scientific applications, and ultrasonic measurement products that accurately measure the fill levels of tanks holding propane, diesel and other tank-based liquids and transmit that data via satellite to a secure web site for display.

Laser and White Light Sensors

These products include lasers utilizing both triangulation and time-of-flight methods of measurement, and confocal chromatic white light sensors that are used in a wide range of industrial applications including manufacturing, lumber production, steel casting, glass and paper production, medical imaging, crane control and micron-level part and surface inspection and are sold under the Acuity brand. Presently, there are 12 products offered under the Acuity brand: The AccuRange (AR)1000, AR2000, AR2500 and AR3000 distance measurement sensors, the AR700, AR500 and AR200 series of triangulating laser displacement sensors, the AR CCS Prima and the AR CCS Initial chromatic confocal sensors, the AccuProfile (AP) 400 and AP820 and the Aquity (AQ) 6 2D laser line scanners. The Company designs, manufactures and sells the AR200 and AR700 and distributes the AR500, AR1000, AR2000, AR2500, AR3000, AR CCS Prima, AR CCS Initial, AP400, AP820 and the AQ6, primarily into North America.

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

The AR200 line is the Company’s most compact series of triangulating laser displacement sensors. Five models cover metric measurement ranges from 6 to 100 millimeters. All models boast a 1/500 accuracy rating for measurements within twelve microns. All models are standard with analog, limit switch and serial outputs. The

AR200 sensors, much like the longer-range AR700 sensors, project a beam of visible laser light that creates a spot on the target surface. Reflected light from the surface is viewed from an angle by a line scan camera and the target’s distance is computed from the image pixel data. The AR200-6M, -12M, -25M, -50M, and -100M have ranges in millimeters that match their model number. The AR200 displacement sensor cannot be overloaded and measures accurately even when a mirror reflects the entire light beam back to the detector.

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

The new AQ6 laser line sensor offers higher speed and higher resolution, with models from 0.3 megapixels to over 12 megapixels. The AQ6 uses the latest in new high density CMOS camera design with new Gigabit Ethernet communications and the newly released GeniCam high speed vision protocols. This allows the customer to increase the resolution on the target and reduce the amount of sensors needed for larger parts. The new outputs also will allow for a faster and less expensive integration of the sensor into the customer’s application. Applications include pipe and tube manufacturers, large laser line applications for flaw detection and high accuracy scans of difficult targets. The AQ6 also lends itself to custom OEM applications with laser lines of over 80 inches in length. Currently there are nine AQ6 models available.

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

The MicroScan system is a portable device consisting of a hand-held control unit, an interchangeable measurement head and a separate charging unit. To perform a measurement, the operator places the measurement head on the objective area and presses a button. Each measurement takes less than five seconds with results displayed and stored in system memory. The MicroScan can store 700 measurements in 255 files and provides the capability to program pass/fail criteria. Software is available for control, analysis and file conversion. From a single measurement, a user can determine RMS surface roughness, reflectance and scatter light levels (BRDF) on either flat or curved surfaces and under any lighting conditions.

Competition

Management believes the TMS and Lasercheck surface measurement products are two of only a few systems that provide fast, accurate, repeatable non-contact microroughness measurement for a wide variety of commercial customers. The Company believes its surface measurement products are currently the only systems that can provide measurements as low as a few hundredths of an Å, with reproducibility +/- 0.2Å or 1% and repeatability of +/-0.1Å. There are differences between our surface measurement products and other optical techniques (which include profilometers, scanning tunneling microscopes, atomic force microscopes or interferometers). These other technologies require the intervention of a skilled operator to perform measurements relatively slowly, whereas our surface measurement products are much simpler and, consequently, can make measurements more rapidly while still maintaining excellent repeatability and accuracy. Stylus profilometers are simpler devices that require less skilled operators. However, measurements must be conducted under vibration isolation conditions, and large areas require numerous scans; thus, stylus profilometers are generally destructive to soft materials such as most coated optics.

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

Remote Tank Monitoring Products

The Company’s Xact Tank Monitoring System provides remote fill level monitoring of propane, diesel and other tank-based liquids for tanks, large or small, anywhere in the world. Accessing accurate fill level information is essential to effectively manage inventory, improve delivery efficiency, reduce operating costs and increase profitability, and justify capital expenditures. The Xact system utilizes an ultrasonic sensor that is applied externally to the tank to calculate the fill level inside the tank with great accuracy (+/- 2% for large tanks, +/-1% for small tanks). The Xact system can also be installed to measure the fill levels of bobtail and transport trucks. For smaller tanks that are difficult to access or where the precise accuracy provided by the ultrasonic sensor is not as important, Xact also offers a sensor that is affixed to the dial of a preinstalled float gauge (known as a “gauge reader”) which detects the fill level that is reported by the gauge. Float gauges have a typical accuracy of +/- 8% to 12%. Tank fill data is then transmitted via the Globalstar® satellite network to a secure website for display. There is no reliance on phone land lines or cellular networks and therefore no dropped data. The use of satellite telemetry permits monitoring of any tank anywhere in the world. With the Xact system, minimum or maximum alarm or fill levels can be set to automatically notify operators by email anytime a particular tank reading exceeds thresholds or needs refilling. The Xact system can be used to monitor tanks as small as 125 gallons (473 liters) and as large as 90,000 gallons (340,686 liters). With Xact, operators can obtain timely and accurate readings of inventory levels and tank refill requirements instantly.

There are three main components to the Xact Tank Monitoring System:

Tank Sensor

The Xact ultrasonic sensor incorporates patented technology and is externally mounted to the bottom of the tank. The sensor produces a small electrical pulse, or a “ping,” that travels through the tank’s steel shell, which is reflected off the bottom surface of the liquid stored in the tank in the form of an echo that is detected by the sensor. The time of flight between the “ping” and the echo, which is measured in milliseconds, is then calculated to determine, based upon additional data regarding tank size and shape, the volume of liquid the tank contains. This information is then remotely transmitted via a satellite radio transmitter. For smaller tanks that are difficult to access or where the precise accuracy provided by the ultrasonic sensor is not as important, Xact also offers a sensor that is affixed to the dial of a preinstalled float gauge (known as a “gauge reader”).The gauge reader detects the fill level that is reported by the gauge and transmits that data by satellite in the same manner as the ultrasonic sensor. Float gauges have a typical accuracy range of +/- 8% to 12%.

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

Customers

Customers of the Xact Tank Monitoring System include large, regional and local propane distributors, such as Superior Propane (Canada), Suburban Propane (U.S.), AmeriGas (U.S.), Pacific Propane (U.S.) and TermoGas (Mexico). The Company is focusing its business development efforts on the propane industry in the United States, Canada, Mexico, Central and South America.

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

In Fiscal 2015, 2014 and 2013, net sales of Measurement products totaled $5,218,855, $4,413,295 and $4,738,130, respectively, and accounted for 40%, 36% and 38% of the Company’s total sales in Fiscal 2015, 2014 and 2013, respectively. See Note 6 to Consolidated Financial Statements.

Sales by Geographic Area

In Fiscal 2015, 2014 and 2013, the Company recorded net sales of its products in the United States, its country of domicile, of $7,174,257, $6,704,239 and $7,431,528, respectively. Net sales in the last three fiscal years by geographic areas were:

	North America	Europe	Asia	Others
Fiscal 2015	$8,165,268	$1,194,186	$3,388,757	$320,880
Fiscal 2014	$7,474,067	$1,773,928	$2,693,767	$192,744
Fiscal 2013	$8,413,970	$1,192,049	$2,499,593	$346,640

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

The Company’s Quality Control Program first received full ISO 9001 certification in 1996. In 2005, the Company received its certification to the newer ISO 9001:2000 requirements and in 2011 and 2014 received its recertification.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of its business segments. The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments. During Fiscal 2015, 2014 and 2013, the Company’s research and development expense totaled $378,305, $475,430 and $573,461, respectively.

Employees

As of July 31, 2015, the Company employed 56 individuals worldwide on a full-time basis. There was also one part-time employee. None of the Company’s employees are covered by a collective bargaining agreement.

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

The Company’s efforts to continue to accelerate growth of the Xact Tank Monitoring System may not be successful

The Xact Tank Monitoring System, which was introduced by the Company in 2009, measures the fill levels of tanks holding propane, diesel and other tank-based liquids and communicates that data via satellite to a secure web site. Although the initial acquisition and further development of the Xact product line have negatively impacted operating results, the product line is adding sales and profits to the Company. The Company’s efforts to continue to accelerate the growth of Xact in its two primary markets of North America and Latin America may not be successful, anticipated market demand for the products may not materialize, and additional products or market opportunities may not be identified, developed and brought to market in a timely and cost-effective manner. All of this could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

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

The Company’s existing cash may not be sufficient and the Company may not be able to obtain financing to fund operations or future growth

The Company had a cash balance of $1.8 million as of May 31, 2015 and has no bank line of credit facility. The Company believes that its existing cash and investments combined with the cash from operating activities will be sufficient to meet its cash requirements for the near term. However, if sales weaken or the Company needs to fund growth, and the Company is unable to reduce its operating costs in a timely manner or access additional financing through commercial loans or capital fund raising at terms acceptable to the Company and its shareholders, the liquidity or operations of the Company may be significantly impacted.

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

The Company faces risks from international sales and currency fluctuations

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. International sales are subject to a number of risks, including: the imposition of governmental controls; trade restrictions; difficulty in collecting receivables; changes in tariffs and taxes; difficulties in staffing and managing international operations; political and economic instability; general economic conditions; and fluctuations in foreign currencies. No assurances can be given that these factors will not have a material adverse effect on future international sales and operations and, consequently, on our business, financial condition and results of operations.

The Company may experience a downturn due to the risks of operating a global business

Sales to customers outside the U.S. accounted for 45.1% of total sales in Fiscal 2015. We expect that sales to customers outside the U.S. will continue to represent a significant percentage of sales in the future. We currently have a sales and service office in Coventry, England and a sales office in Shanghai, China. We may need to increase our foreign operations in the future. Our international sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside of our control, including periodic local or geographical economic downturns, fluctuations in the relative values of currencies, difficulties in protecting intellectual property, shipping delays and disruptions, local labor disputes, unexpected changes in trading policies, regulatory requirements, tariffs and duties and difficulties in managing a global presence, including staffing, collecting accounts receivable, and managing distributors and sales representatives.

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

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings totaling approximately 40,500 square feet. SEL occupies a 1,080-square foot facility in Coventry, England pursuant to a three-year lease, renewable for an additional three-year period. In March 2014, the Company exercised the lease renewal. The current basic monthly rent amount is £1,002 ($1,531 as of May 31, 2015) and the lease will expire in March 2017.

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

Year Ended May 31, 2014	High	Low
First Quarter	$3.05	$2.51
Second Quarter	$2.70	$2.44
Third Quarter	$2.70	$2.51
Fourth Quarter	$3.03	$2.65

Year Ended May 31, 2015	High	Low
First Quarter	$3.06	$2.65
Second Quarter	$3.20	$2.70
Third Quarter	$2.99	$2.65
Fourth Quarter	$2.80	$2.62

As of July 31, 2015, there were 2,995,910 shares of Common Stock outstanding held by approximately 71 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 900 individual holders of shares of Common Stock.

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

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2015:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	332,500	$3.68	212,500
Equity compensation plans not approved by security holders	0	0	0

	332,500	$3.68	212,500

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

In thousands, except per share information

Year Ended	5/31/2015	5/31/2014	5/31/2013	5/31/2012	5/31/2011
Net sales	$13,069	$12,135	$12,452	$14,437	$11,493
Net income (loss)	$(94)	$(540)	$(540)	$77	$(205)
Net income (loss) per common share, basic	$(0.03)	$(0.18)	$(0.18)	$0.03	$(0.07)
Weighted average number of common shares, basic	2,996	2,996	2,991	2,930	2,895
Net income (loss) per common share, diluted	$(0.03)	$(0.18)	$(0.18)	$0.03	$(0.07)
Weighted average number of common shares, diluted	2,996	2,996	2,991	2,944	2,895
Stockholders’ equity	$9,489	$9,613	$10,015	$10,484	$10,157
Total assets	$11,104	$10,824	$11,625	$12,026	$11,589
Long-term debt (including current portion)	$0	$0	$0	$0	$0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. (the Company), an Oregon corporation, designs, manufactures and sells high precision test and measurement products for two main business segments: the Balancer segment and the Measurement segment. For the Balancer segment, the Company designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., an Oregon corporation, the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement for a wide variety of commercial applications, laser-based microroughness measurement products for the semiconductor wafer and hard disk drive industries and for other industrial applications, laser-based surface analysis and measurement products for a variety of scientific applications, and ultrasonic measurement products that accurately measure the fill levels of tanks holding propane, diesel and other tank-based liquids and transmit that data via satellite to a secure web site for display (the Measurement segment). The Company also provides sales and service for Europe and Asia through its wholly owned subsidiary, Schmitt Europe Limited (SEL), located in Coventry, England and through its sales representative office located in Shanghai, China.

For the fiscal year ended May 31, 2015 (Fiscal 2015), total sales increased $934,585, or 7.7%, to $13,069,091 from $12,134,506 in the fiscal year ended May 31, 2014 (Fiscal 2014). Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets of North America, Asia, and Europe. Balancer sales increased $129,025, or 1.7%, to $7,850,236 in Fiscal 2015 compared to $7,721,211 in Fiscal 2014. Sales into Asia, Germany and other European countries increased $712,846, or 23.8%, for Fiscal 2015 as compared to Fiscal 2014. These sales were offset by lower volumes of shipments into North America and other regions of the world. The Measurement segment product lines consist of SMS and Lasercheck laser-based surface microroughness measurement systems, Acuity laser-based distance measurement and dimensional sizing laser sensors, and Xact ultrasonic-based remote tank monitoring products. Total Measurement segment sales increased $805,560, or 18.3%, to $5,218,855 for the year ended May 31, 2015 as compared to $4,413,295 for the year ended May 31, 2014. The increase is primarily increased revenues associated with the sales of Xact remote tank monitoring products and related monitoring services and an increase in sales of SMS laser-based surface measurement products.

Operating expenses increased $66,605, or 1.1%, to $6,205,156 in Fiscal 2015 from $6,138,551 in Fiscal 2014. General, administrative and sales expenses increased $163,730, or 2.9%, in Fiscal 2015 to $5,826,851 as compared to $5,663,121 in the prior fiscal year. Research and development expenses decreased $97,125, or 20.4%, to $378,305 in Fiscal 2015 from $475,430 in Fiscal 2014.

Net loss was $93,669, or $0.03 per fully diluted share, for the year ended May 31, 2015 as compared to net loss of $539,624, or $0.18 per fully diluted share, for the year ended May 31, 2014.

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

Recently issued accounting pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Year Ended May 31,
	2015		2014		2013
Balancer sales	$7,850,236	60.1%	$7,721,211	63.6%	$7,714,122	61.9%
Measurement sales	5,218,855	39.9%	4,413,295	36.4%	4,738,130	38.1%

Total sales	13,069,091	100.0%	12,134,506	100.0%	12,452,252	100.0%
Cost of sales	6,928,394	53.0%	6,508,360	53.6%	6,357,452	51.1%

Gross profit	6,140,697	47.0%	5,626,146	46.4%	6,094,800	48.9%

Operating expenses:
General, administration and sales	5,826,851	44.6%	5,663,121	46.7%	6,083,611	48.9%
Research and development	378,305	2.9%	475,430	3.9%	573,461	4.6%

Total operating expenses	6,205,156	47.5%	6,138,551	50.6%	6,657,072	53.5%

Operating loss	(64,459)	(0.5%)	(512,405)	(4.2%)	(562,272)	(4.5%)
Other income (expense)	(19,123)	(0.1%)	(17,887)	(0.1%)	14,106	0.1%

Loss before income taxes	(83,582)	(0.6%)	(530,292)	(4.4%)	(548,166)	(4.4%)
Provision (benefit) for income taxes	10,087	0.1%	9,332	0.1%	(8,284)	(0.1%)

Net loss	$(93,669)	(0.7%)	$(539,624)	(4.4%)	$(539,882)	(4.3%)

Sales – Sales in the Balancer segment increased $129,025, or 1.7%, to $7,850,236 for Fiscal 2015 compared to $7,721,211 for Fiscal 2014. This increase was primarily attributed to stronger sales in Asia and other regions of the world, offset by lower shipments into North America and Europe. Sales into Asia increased $574,923, or 24.0%, and sales into other regions of the world increased $126,352, or 117.0%, during Fiscal 2015 as compared to Fiscal 2014. North American sales decreased $530,905, or 13.0%, in Fiscal 2015 compared to Fiscal 2014. While sales into Europe decreased $41,345, or 3.7%, in Fiscal 2015 compared to Fiscal 2014, sales into Germany and other European countries increased $137,923, or 18.9% in Fiscal 2015 compared to the prior year. The increases in sales into Asia and other regions of the world were due to an increase in demand for the Company’s SBS products, while the increase in sales into Germany and other European countries is in response to the targeted market strategy we have in those areas. The decline in sales in North America reflected fluctuations in demand in the markets we serve. The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in this market.

Sales in the Measurement segment increased $805,560, or 18.3%, to $5,218,855 in Fiscal 2015 compared to $4,413,295 in Fiscal 2014. Sales of Acuity laser-based distance measurement and dimensional-sizing products decreased $499,937, or 20.1%, primarily due to a reduction in the markets we serve. Sales of Xact remote tank monitoring products increased $723,595, or 74.4%, to $1,695,939 during Fiscal 2015 due to an increase in product shipments and increasing monitoring revenues associated with unit sales. Sales of SMS and Lasercheck laser-based surface measurement products increased $581,902, or 61.3%, primarily due to an increase in demand for these products. Future sales of laser-based or ultrasonic measurement products cannot be forecasted with any certainty given the historical volatility experienced in this market.

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

Sales in the Measurement segment decreased $324,835, or 6.9%, to $4,413,295 in Fiscal 2014 compared to $4,738,130 in Fiscal 2013. Sales of Acuity laser-based distance measurement and dimensional-sizing products decreased $626,701, or 20.1%, primarily due to a reduction in orders as the uncertainty and inconsistency in the U.S. economic recovery continues to have a negative impact in the markets we serve. Sales of SMS and Lasercheck laser-based surface measurement products increased $206,175, or 27.7%, primarily due to an increase in demand for these products. Sales of Xact remote tank monitoring products increased $95,691 to $972,344 during Fiscal 2014 due to the higher volume of shipments and the developing monitoring revenues associated with unit sales. Future sales of laser- based or ultrasonic measurement products cannot be forecasted with any certainty given the historical volatility experienced in this market.

Gross margin – Gross margin in Fiscal 2015 increased to 47.0% compared to 46.4% in Fiscal 2014. The variance in gross margin was primarily due to shifts in the product sales mix involving our five product lines. Gross margin in Fiscal 2014 decreased to 46.4% compared to 48.9% in Fiscal 2013. The variance in gross margin was primarily due to shifts in the product sales mix involving our five product lines and the impact of increased costs associated with the products sold.

Operating expenses – Operating expenses increased $66,605, or 1.1%, to $6,205,156 for Fiscal 2015 compared to $6,138,551 for Fiscal 2014. General, administrative and sales expenses increased $163,730, or 2.9%, to $5,826,851 in Fiscal 2015 compared to $5,663,121 in the prior year. Increases in personnel costs and commissions expense were offset by decreases in professional fees, depreciation expense and other general office expenses. Research and development expenses decreased $97,125, or 20.4%, to $378,305 in Fiscal 2015 compared to $475,430 in Fiscal 2014. The decrease in research and development expense was primarily due to the timing of completion of some of the development projects occurring within our existing product lines, with new projects starting during the fourth quarter of Fiscal 2015.

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

Other income (expense) – Other income (expense) consists of interest income, interest expense, foreign currency exchange gain (loss) and other income (expense). Interest income was $191, $1,558 and $1,226 in Fiscal 2015, 2014 and 2013, respectively. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense was $3,452, $9,158, and $0 in Fiscal 2015, 2014 and 2013, respectively. Fiscal 2015 interest expense is related to the capital lease of a piece of manufacturing equipment. Fiscal 2014 interest expense was related to the interest charges on the outstanding balances on our line of credit. Foreign currency exchange loss was $33,411 and $23,375 in Fiscal 2015 and 2014, respectively. Foreign currency exchange gain was $12,884 in Fiscal 2013. The foreign currency exchange gain (loss) fluctuated with the strength of foreign currencies against the U.S. dollar during the respective periods. In

Fiscal 2015 and 2014, other income included gains in the amounts of $17,500 and $13,667, respectively, which were the result of sales of certain fixed assets.

Income tax provision – The effective tax rate in Fiscal 2015 was 12.1%. The effective tax rate on consolidated net loss in Fiscal 2015 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting, offset by tax credits related to research and experimentation expenses. The effective tax rate in Fiscal 2014 was 1.8%. The effective tax rate on consolidated net loss in Fiscal 2014 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting, offset by tax credits related to research and experimentation expenses. The effective tax rate in Fiscal 2013 was (1.5)%. The effective tax rate on consolidated net loss in Fiscal 2013 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting offset by tax credits related to research and experimentation expenses.

Net income (loss) – Net loss decreased $445,955 to a net loss of $93,669, or $0.03 per diluted share, for Fiscal 2015 as compared to net loss of $539,624, or $0.18 per diluted share, for Fiscal 2014. Net loss for Fiscal 2015 reflected increased sales and a higher gross margin percentage, which was partially offset by an increase in operating expenses. Net loss decreased $258 to a net loss of $539,624, or $0.18 per diluted share, for Fiscal 2014 as compared to net loss of $539,882, or $0.18 per diluted share, for Fiscal 2013. Net loss for Fiscal 2014 reflected decreased sales and a lower gross margin percentage, which was partially offset by reduced operating expenses.

Inflation Risk

The Company does not believe that inflation has had a material effect on its business, financial condition or results of operations. However, if its costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through price increases. The Company’s inability or failure to do so could harm its business, financial condition and results of operations.

Off Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during the fiscal year ended May 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $75,242 to $7,553,315 as of May 31, 2015 compared to $7,478,073 as of May 31, 2014. Cash and cash equivalents increased $285,089 from $1,510,565 as of May 31, 2014 to $1,795,654 as of May 31, 2015.

Cash provided by operating activities was $390,146 in Fiscal 2015 as compared to cash used in operations of $392,376 in Fiscal 2014. The increase in the amount of cash used for operating activities was primarily due to the reduction in net loss incurred by the Company, reductions in inventories, and increases in accounts payable and accrued liabilities, offset by the increase in accounts receivable.

At May 31, 2015, accounts receivable increased $425,232 to $2,660,426 compared to $2,235,194 as of May 31, 2014. The increase in accounts receivable was due to the increase in sales in the fourth quarter and the resulting timing of receipts. Inventories decreased $232,255 to $4,557,567 as of May 31, 2015 compared to $4,789,822 as of May 31, 2014 as a result of our continued focus on right-sizing the levels of inventories held for each of the Company’s product lines. At May 31, 2015, total current liabilities increased $404,247 to $1,615,331 as compared to $1,211,084 at May 31, 2014. The increase was primarily due to the timing of payments on accounts payable and increases in accruals for commissions resulting from the increase in fourth quarter sales.

During the year ended May 31, 2014, net cash used in investing activities was $49,127, which primarily consisted of additions to property and equipment of a new vehicle and new manufacturing and computer equipment, offset by the disposition of one of the Company’s vehicles.

The Company had a $2 million bank line of credit secured by U.S. accounts receivable, inventories, general intangibles, and a depository account. The line of credit was subject to certain covenant requirements if draws on the line were executed. Interest was payable at the bank’s prime rate or LIBOR plus 2.0%. The term on the line of credit expired September 1, 2014, and the Company chose not to renew the line. There were no outstanding balances on the line of credit at May 31, 2015 and 2014.

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

QUARTERLY FINANCIAL DATA

In thousands, except per share information (unaudited)

2015 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$3,049	$3,152	$3,011	$3,858
Gross profit	$1,464	$1,554	$1,350	$1,773
Net income (loss)	$52	$(70)	$(168)	$93
Net income (loss) per share, basic	$0.02	$(0.02)	$(0.06)	$0.03
Net income (loss) per share, diluted	$0.02	$(0.02)	$(0.06)	$0.03

2014 Quarter Ended	August 31	November 30	February 28	May 31
Sales	$2,899	$3,143	$3,066	$3,026
Gross profit	$1,331	$1,468	$1,458	$1,369
Net loss	$(147)	$(163)	$(72)	$(158)
Net loss per share, basic	$(0.05)	$(0.05)	$(0.02)	$(0.05)
Net loss per share, diluted	$(0.05)	$(0.05)	$(0.02)	$(0.05)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2015. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its cash equivalents.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. During Fiscal 2015, the Company allowed its variable rate line of credit facility with a bank to expire, and as such there was no outstanding balance as of May 31, 2015. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For Fiscal 2015, 2014 and 2013, results of operations included gains (losses) on foreign currency translation of $(33,411), $(23,375) and $12,884, respectively. The foreign exchange gains or losses in Fiscal 2015, 2014 and 2013 are primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8.	Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2015	May 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,795,654	$1,510,565
Accounts receivable, net	2,660,426	2,235,194
Inventories	4,557,567	4,789,822
Prepaid expenses	153,970	152,237
Income taxes receivable	1,029	1,339

	9,168,646	8,689,157
Property and equipment, net	1,110,878	1,191,591
Other assets
Intangible assets, net	824,411	943,643

TOTAL ASSETS	$11,103,935	$10,824,391

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$834,002	$512,219
Accrued commissions	284,944	204,772
Accrued payroll liabilities	140,872	127,035
Other accrued liabilities	355,513	366,848
Income taxes payable	0	210

Total current liabilities	1,615,331	1,211,084

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at May 31, 2015 and May 31, 2014	10,511,324	10,438,750
Accumulated other comprehensive loss	(366,945)	(263,337)
Accumulated deficit	(655,775)	(562,106)

Total stockholders’ equity	9,488,604	9,613,307

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,103,935	$10,824,391

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended May 31,
	2015	2014	2013
Net sales	$13,069,091	$12,134,506	$12,452,252
Cost of sales	6,928,394	6,508,360	6,357,452

Gross profit	6,140,697	5,626,146	6,094,800

Operating expenses:
General, administration and sales	5,826,851	5,663,121	6,083,611
Research and development	378,305	475,430	573,461

Total operating expenses	6,205,156	6,138,551	6,657,072

Operating loss	(64,459)	(512,405)	(562,272)
Other income (expense)	(19,123)	(17,887)	14,106

Loss before income taxes	(83,582)	(530,292)	(548,166)
Provision (benefit) for income taxes	10,087	9,332	(8,284)

Net loss	$(93,669)	$(539,624)	$(539,882)

Net loss per common share, basic	$(0.03)	$(0.18)	$(0.18)

Weighted average number of common shares, basic	2,995,910	2,995,910	2,990,910

Net loss per common share, diluted	$(0.03)	$(0.18)	$(0.18)

Weighted average number of common shares, diluted	2,995,910	2,995,910	2,990,910

Comprehensive loss
Net loss	$(93,669)	$(539,624)	$(539,882)
Foreign currency translation adjustment	(103,608)	68,587	(18,629)

Total comprehensive loss	$(197,277)	$(471,037)	$(558,511)

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2015	2014	2013
Cash flows relating to operating activities
Net loss	$(93,669)	$(539,624)	$(539,882)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	266,572	328,293	347,715
(Gain) loss on disposal of property and equipment	(17,500)	(13,667)	0
Stock based compensation	72,574	57,726	89,888
(Increase) decrease in:
Accounts receivable	(455,905)	(224,309)	510,531
Inventories	205,399	292,594	(1,082,931)
Prepaid expenses	(3,701)	69,201	(33,509)
Income taxes receivable	310	46,756	(40,315)
Increase (decrease) in:
Accounts payable	326,899	(411,954)	149,574
Accrued liabilities and customer deposits	89,377	2,398	(80,183)
Income taxes payable	(210)	210	0

Net cash provided by (used in) operating activities	390,146	(392,376)	(679,112)

Cash flows relating to investing activities
Purchase of property and equipment	(66,627)	(56,192)	(175,835)
Proceeds from sale of property and equipment	17,500	19,500	0
Decrease (increase) in other long term assets	0	0	291

Net cash used in investing activities	(49,127)	(36,692)	(175,544)

Cash flows relating to financing activities
Common stock issued on exercise of stock options	0	11,500	0
Increase in line of credit	0	400,000	0
Payments on line of credit	0	(400,000)	0

Net cash provided by financing activities	0	11,500	0

Effect of foreign exchange translation on cash	(55,930)	19,062	(13,090)

Increase (decrease) in cash and cash equivalents	285,089	(398,506)	(867,746)
Cash and cash equivalents, beginning of year	1,510,565	1,909,071	2,776,817

Cash and cash equivalents, end of year	$1,795,654	$1,510,565	$1,909,071

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$9,978	$8,989	$39,635

Cash paid during the year for interest	$3,452	$9,159	$0

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total
Balance, May 31, 2012	2,990,910	$10,279,636	$(313,295)	$517,400	$10,483,741
Stock based compensation	0	89,888	0	0	89,888
Net loss	0	0	0	(539,882)	(539,882)
Other comprehensive loss	0	0	(18,629)	0	(18,629)

Balance, May 31, 2013	2,990,910	10,369,524	(331,924)	(22,482)	10,015,118
Stock options exercised net of related tax benefit of $0	5,000	11,500	0	0	11,500
Stock based compensation	0	57,726	0	0	57,726
Net loss	0	0	0	(539,624)	(539,624)
Other comprehensive income	0	0	68,587	0	68,587

Balance, May 31, 2014	2,995,910	10,438,750	(263,337)	(562,106)	9,613,307
Stock based compensation	0	72,574	0	0	72,574
Net loss	0	0	0	(93,669)	(93,669)
Other comprehensive loss	0	0	(103,608)	0	(103,608)

Balance, May 31, 2015	2,995,910	$10,511,324	$(366,945)	$(655,775)	$9,488,604

The accompanying notes are an integral part of these consolidated statements.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013

NOTE 1

THE COMPANY

Schmitt Industries, Inc. (the “Company”) designs, manufactures, and sells high precision test and measurement products for two main business segments: the Balancer Segment and the Measurement Segment. The Company designs, manufactures, and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines (the “Balancer Segment”). Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement products for a variety of commercial, industrial and scientific applications, and ultrasonic measurement products that accurately measure the fill levels of tanks holding propane, diesel and other tank-based liquids and transmit that data via satellite to a secure web site for display (the “Measurement Segment”).

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013

Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $56,370 and $63,297 as of May 31, 2015 and 2014, respectively.

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

	2015	2014
Raw materials	$1,845,037	$1,888,985
Work-in-process	836,346	994,009
Finished goods	1,876,184	1,906,828

	$4,557,567	$4,789,822

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; three years for vehicles; and twenty-five years for buildings and improvements. Expenditures for maintenance and repairs are charged to expense as incurred. As of May 31 property and equipment consisted of:

	2015	2014
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,805,951
Furniture, fixtures and equipment	1,381,691	1,370,131
Vehicles	96,587	86,838

	3,591,802	3,561,920
Less accumulated depreciation	(2,480,924)	(2,370,329)

	$1,110,878	$1,191,591

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013

Intangible Assets

Amortizable intangible assets, which include purchased technology and patents, are amortized over their estimated useful lives ranging from five to seventeen years. As of May 31, 2015 and 2014, amortizable intangible assets were $2,200,883, and accumulated amortization was $1,376,472 and $1,257,240, respectively. Amortization expense for each of the following years ending May 31 is expected to be as follows:

Year ending May 31,
2016	$111,531
2017	111,530
2018	104,583
2019	104,583
2020	104,583
Thereafter	287,601

$824,411

Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future undiscounted cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2015 and 2014, no impairment existed.

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

Advertising

Advertising costs included in general, administration and sales, are expensed when the advertising first takes place. Advertising expense was $33,451, $45,155 and $82,289 for the years ended May 31, 2015, 2014 and 2013, respectively.

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

FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 3,375, 7,636 and 13,002 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the years ended May 31, 2015, 2014 and 2013, respectively.

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

FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3

LINE OF CREDIT

The Company had a $2 million bank line of credit secured by U.S. accounts receivable, inventories, general intangibles and a depository account. The line of credit was subject to certain covenant requirements if draws on the line were executed. Interest was payable at the bank’s prime rate or LIBOR plus 2.0%. The term on the line of credit expired September 1, 2014, and the Company chose not to renew the line. The outstanding balance on the line of credit was $0 of May 31, 2015 and 2014.

NOTE 4

INCOME TAXES

The provision for income taxes is as follows:

	Year ended May 31,
	2015	2014	2013
Current	$10,087	$9,332	$(8,284)
Deferred	3,558	(155,252)	(283,447)
Change in valuation allowance	(3,558)	155,252	283,447

Total provision for income taxes	$10,087	$9,332	$(8,284)

Deferred tax assets are comprised of the following components:

	2015	2014
Basis difference of assets	$336,196	$346,939
Inventory related items	260,152	269,916
Other reserves and liabilities	111,694	80,513
Net operating loss carryforward	850,655	880,373
General business and other credit carryforward	454,060	437,786
Other deferred items, net	8,322	1,994

Gross deferred tax assets	2,021,079	2,017,521
Deferred tax asset valuation allowance	(2,021,079)	(2,017,521)

Net deferred tax asset	$0	$0

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax bases of assets and liabilities. During the years ended May 31, 2015, 2014 and 2013, the Company increased its valuation allowance $3,558, $155,252, and $283,447 respectively, as a result of the increase in the Company’s deferred tax assets. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent losses have been given more weight than projected future income when determining the need for a valuation allowance.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013

The Company has federal net operating loss carryforwards of approximately $1.8 million which begin to expire in 2030 along with the federal general business and other credit carryforwards. The Company has state net operating loss carryforwards of approximately $2.4 million which begin to expire in 2024.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax loss due to the following:

	Year ended May 31,
	2015	2014	2013
Statutory federal tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.4)	(4.4)	(4.4)
Change in valuation allowance	3.8	29.3	51.7
Stock-based compensation	28.1	4.2	6.3
R&E tax credits	(21.6)	1.5	(17.7)
Effect of foreign income tax rates	11.1	1.8	1.9
Permanent and other differences	29.1	3.4	(5.3)

Effective tax rate	12.1%	1.8%	(1.5)%

Each year the Company files income tax returns in the various federal, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. The liability for unrecognized tax benefits was $0 as of May 31, 2015 and 2014.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of May 31, 2015 and 2014.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2012 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

NOTE 5

COMMITMENTS AND CONTINGENCIES

The Company entered into a 5-year lease of manufacturing equipment in May 2014. The lease is classified as a capital lease and the asset, valued at $38,890, is included in the furniture, fixtures and equipment amount in Note 2 – Property and Equipment as of May 31, 2015 and 2014.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013

The future minimum lease payments under the capital lease for each of the years ending May 31 are as follows:

Year ending May 31,
2016	$9,019
2017	9,019
2018	9,019
2019	12,384
2020	0
Thereafter	0

Total minimum lease payments	39,441
Less: amount representing interest	(6,744)

Present value of minimum lease payments (1)	$32,697

(1)	Reflected in other accrued liabilities on the balance sheet as of May 31, 2015 and 2014.

The Company leases certain facilities and equipment to support operations under non-cancelable operating leases and other contractual obligations. Total lease expense under operating leases for the years ended May 31, 2015, 2014 and 2013 amounted to $59,481, $58,517 and $56,721, respectively.

The future minimum commitments under operating leases for each of the years ending May 31 are as follows:

Year ending May 31,
2016	$39,860
2017	32,260
2018	0
2019	0
2020	0
Thereafter	0

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (“TMA”), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the years ended May 31, 2015, 2014 and 2013 amounted to $59,712, $30,386 and $28,797, respectively.

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

FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013

NOTE 6

SEGMENT INFORMATION

The Company has two reportable business segments: the design and assembly of dynamic balancing systems and components for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: United States, Europe and Asia.

	Year Ended May 31,
	2015		2014		2013
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$9,132,167	$5,191,970	$8,675,628	$4,472,945	$8,546,010	$4,796,620
Intercompany sales	(1,281,931)	26,885	(954,417)	(59,650)	(831,888)	(58,490)

Net sales	$7,850,236	$5,218,855	$7,721,211	$4,413,295	$7,714,122	$4,738,130

Operating loss	$(323,288)	$258,829	$(316,863)	$(195,542)	$(63,622)	$(498,650)

Depreciation expense	$103,349	$43,991	$137,808	$55,849	$142,288	$70,794

Amortization expense	$0	$119,232	$0	$134,636	$0	$134,633

Capital expenditures	$58,700	$7,927	$56,192	$0	$80,492	$95,343

Geographic Information

	Year Ended May 31,
	2015	2014	2013
North America	$8,165,269	$7,474,067	$8,413,970
Europe	1,194,186	1,773,928	1,192,049
Asia	3,388,757	2,693,767	2,499,593
Other markets	320,879	192,744	346,640

Total Net Sales	$13,069,091	$12,134,506	$12,452,252

	Year Ended May 31,
	2015		2014		2013
	United States	Europe	United States	Europe	United States	Europe
Operating loss	$(69,399)	$4,940	$(479,218)	$(33,187)	$(442,939)	$(119,333)

Depreciation expense	$147,340	$0	$193,657	$0	$213,082	$0

Amortization expense	$119,232	$0	$134,636	$0	$134,633	$0

Capital expenditures	$66,627	$0	$56,192	$0	$175,835	$0

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013

Segment and Geographic Assets

	May 31, 2015	May 31, 2014
Segment assets to total assets
Balancer	$5,059,567	$4,863,423
Measurement	4,247,684	4,449,064
Corporate assets	1,796,684	1,511,904

Total assets	$11,103,935	$10,824,391

Geographic assets to long-lived assets
United States	$1,110,878	$1,191,591
Europe	0	0

Total assets	$1,110,878	$1,191,591

Geographic assets to total assets
United States	$10,107,523	$10,090,242
Europe	996,412	734,149

Total assets	$11,103,935	$10,824,391

Note – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

NOTE 7

STOCK OPTIONS AND STOCK BASED COMPENSATION

The Board of Directors adopted the 2014 Equity Incentive Plan (2014 Plan) on August 19, 2014, the 2004 Stock Option Plan (2004 Plan) in August 2004 and the 1995 Stock Option Plan (1995 Plan) in December 1995, which was amended in August 1996 and restated in August 1998. The 2014 Plan provides for the grant of (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights or SARs, (iii) restricted stock, (iv) restricted stock units or RSUs, (v) performance awards, and (vi) other share-based awards. An incentive stock option (NSO) granted under the 2014 Plan is intended to qualify as an incentive stock option (ISO) and a nonstatutory stock option granted under the 2014 Plan is not intended to qualify as an ISO. An option granted under the 2004 Plan and/or 1995 Plan (the Plans) might be either an ISO, or an NSO. ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan. Options not meeting these limitations will be treated as NSOs. The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value. Vesting is at the discretion of the compensation committee of the Board of Directors, but generally is either 50% at grant date and 16.7% on each anniversary thereafter; 25% at grant date and 25% on each anniversary thereafter or 0% at grant date and 33% on each anniversary thereafter. The Company initially reserved 400,000 shares for issuance under the 1995 Plan and 300,000 shares for issuance under the 2004 Plan and the 2014 Plan. The 1995 Plan expired in December 2005 and no additional options may be issued under the 1995 Plan, although expiration of the 1995 Plan did not affect the rights of persons who received stock grants under the 1995 Plan. The 2004 Plan expired in August 2015 and no additional options may be issued under the 2004 Plan. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the years ended May 31, 2015, 2014 and 2013 includes compensation cost for stock-based awards granted. All outstanding options will expire no later than 2024.

The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013

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

The Company has computed, to determine stock-based compensation expense recognized for the years ended May 31, 2015, 2014 and 2013, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by ASC Topic 718 using the following assumptions:

	Year Ended May 31,
	2015	2014	2013
Risk-free interest rate	2.7%	3.5%	2.5%
Expected life	4.7 years	4.3 years	4.2 years
Expected volatility	55.3%	62.5%	63.8%

Stock-Based Compensation Under ASC Topic 718

The total stock-based compensation expense recognized under ASC Topic 718 was $72,574, $57,726 and $89,888 during Fiscal 2015, 2014 and 2013, respectively. All stock-based compensation expense has been recorded as general, administration and sales expense in the Consolidated Financial Statements.

As of May 31, 2015, the Company had a total of 332,500 outstanding stock options (213,335 vested and exercisable and 119,165 non-vested) with a weighted average exercise price of $3.68. The Company estimates that a total of $84,898 will be recorded as additional stock-based compensation expense over a weighted-average period of 1.5 years for all options which were outstanding as of May 31, 2015, but which were not yet vested.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013

Options outstanding and exercisable consist of the following as of May 31, 2015:

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
0	$2.30	0.0	0	$2.30
35,000	2.53	8.4	11,668	2.53
112,500	2.84	9.0	16,667	2.90
130,000	3.65	6.0	130,000	3.65
5,000	5.80	0.4	5,000	5.80
50,000	6.25	3.0	50,000	6.25

332,500	3.68	6.7	213,335	4.19

Options granted, exercised, canceled and expired under the Company’s stock option plan during the years ended May 31, 2015, 2014 and 2013 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding - May 31, 2012	281,666	$4.16
Options granted	25,000	2.90
Options exercised	0	0.00
Options forfeited/cancelled	(5,000)	3.65

Options outstanding - May 31, 2013	301,666	4.06
Options granted	35,000	2.53
Options exercised	(5,000)	2.30
Options forfeited/cancelled	(50,000)	4.82

Options outstanding - May 31, 2014	281,666	3.77
Options granted	87,500	2.82
Options exercised	0	0.00
Options forfeited/cancelled	(36,666)	2.30

Options outstanding - May 31, 2015	332,500	3.68

The total intrinsic value of all outstanding options as of May 31, 2015 and 2014 was $7,350 and $2,450, respectively, and the total intrinsic value of exercisable options as of May 31, 2015 and 2014 was $31,366 and $20,166, respectively. The total intrinsic value of options exercised during the years ended May 31, 2015, 2014 and 2013 was $0, $3,025 and $0, respectively.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013

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

	Net income/(loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2015
Basic earnings per share
Loss available to common stockholders	$(93,669)	2,995,910	$(0.03)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Loss available to common stockholders	$(93,669)	2,995,910	$(0.03)

Year ended May 31, 2014
Basic earnings per share
Income available to common stockholders	$(539,624)	2,995,910	$(0.18)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Income available to common stockholders	$(539,624)	2,995,910	$(0.18)

Year ended May 31, 2013
Basic earnings per share
Loss available to common stockholders	$(539,882)	2,990,910	$(0.18)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Loss available to common stockholders	$(539,882)	2,990,910	$(0.18)

NOTE 9

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may make further contributions in the form of a profit sharing contribution or a discretionary contribution. The Company made matching contributions in conjunction with employee contributions to the plan totaling $51,999, $55,917 and $56,633 during the years ended May 31, 2015, 2014 and 2013, respectively.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and its subsidiaries (the “Company”) as of May 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended May 31, 2015, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schmitt Industries, Inc. as of May 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for the years ended May 31, 2015, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS-ADAMS LLP

Portland, Oregon

August 12, 2015

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of May 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included in the Company’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Loss for the years ended May 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended May 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended May 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements for the years ended May 31, 2015, 2014 and 2013

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

SCHMITT INDUSTRIES, INC.

By:	/s/ James A. Fitzhenry
James A. Fitzhenry
President and Chief Executive Officer

Date:	August 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 12, 2015.

Signature	Title

/s/ Wayne A. Case Wayne A. Case	Chairman of the Board

/s/ James A. Fitzhenry James A. Fitzhenry	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Ann M. Ferguson Ann M. Ferguson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Maynard Brown Maynard Brown	Director

/s/ Michael J. Ellsworth Michael J. Ellsworth	Director

/s/ David M. Hudson David M. Hudson	Director

INDEX TO EXHIBITS

Exhibits	Description

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

[Form 10-Q for the fiscal quarter ended November 30, 2009, Exhibit 2.1]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(i)]

*3.2	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1†	Schmitt Industries, Inc. Amended & Restated Stock Option Plan. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 10.1]

*10.2†	Schmitt Industries, Inc. 2004 Stock Option Plan. [Appendix B to Schedule 14A filed on August 23, 2004]

*10.3	Amendment No. 1 to Loan Agreement between the Company and Bank of America, N.A. dated February 28, 2012. [Form 10-Q for the fiscal quarter ended February 29, 2012, Exhibit 10.1]

*10.4	Form of Indemnification Agreement. [Form 8-K filed on April 11, 2014, Exhibit 10.1]

*10.5	First Amended and Restated Loan Agreement with Bank of America, N.A. [Form 8-K filed on April 11, 2014, Exhibit 10.2]

*10.6	Security Agreement (Multiple Use) with Bank of America, N.A. [Form 10-Q for the quarterly period ended February 28, 2009, Exhibit 10.2]

*10.7	Security Agreement (Deposit Account – Specific) with Bank of America, N.A. [Form 8-K filed on April 11, 2014, Exhibit 10.4]

*10.8†	Schmitt Industries, Inc. 2014 Equity Incentive Plan. [Appendix A to Schedule 14A filed on August 26, 2014]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2015.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits	Description
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.