Form 10-Q
period 2015-08-31
SCHMITT INDUSTRIES INC
filed 2015-10-08
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of September 30, 2015

Common stock, no par value	2,995,910

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2015	May 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,491,823	$1,795,654
Accounts receivable, net	2,604,980	2,660,426
Inventories	4,776,612	4,557,567
Prepaid expenses	146,638	153,970
Income taxes receivable	2,239	1,029

	9,022,292	9,168,646

Property and equipment, net	1,073,513	1,110,878

Other assets
Intangible assets, net	796,529	824,411

TOTAL ASSETS	$10,892,334	$11,103,935

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$724,562	$834,002
Accrued commissions	367,649	284,944
Accrued payroll liabilities	132,172	140,872
Other accrued liabilities	342,101	355,513
Income taxes payable	3,750	0

Total current liabilities	1,570,234	1,615,331

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at August 31, 2015 and May 31, 2015	10,533,523	10,511,324
Accumulated other comprehensive loss	(360,586)	(366,945)
Accumulated deficit	(850,837)	(655,775)

Total stockholders’ equity	9,322,100	9,488,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,892,334	$11,103,935

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED)

	Three Months Ended August 31,
	2015	2014
Net sales	$3,104,384	$3,049,288
Cost of sales	1,661,892	1,585,721

Gross profit	1,442,492	1,463,567

Operating expenses:
General, administration and sales	1,537,882	1,338,024
Research and development	86,912	72,444

Total operating expenses	1,624,794	1,410,468

Operating income (loss)	(182,302)	53,099
Other income (loss), net	(5,920)	1,061

Income (loss) before income taxes	(188,222)	54,160
Provision for income taxes	6,840	2,377

Net income (loss)	$(195,062)	$51,783

Net income (loss) per common share:
Basic	$(0.07)	$0.02

Weighted average number of common shares, basic	2,995,910	2,995,910

Diluted	$(0.07)	$0.02

Weighted average number of common shares, diluted	2,995,910	2,999,172

Comprehensive income (loss)
Net income (loss)	$(195,062)	$51,783
Foreign currency translation adjustment	6,359	(28,124)

Total comprehensive income (loss)	$(188,703)	$23,659

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED)

	Three Months Ended August 31,
	2015	2014
Cash flows relating to operating activities
Net income (loss)	$(195,062)	$51,783
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	65,247	74,688
Stock based compensation	22,199	9,858
(Increase) decrease in:
Accounts receivable	59,376	(88,160)
Inventories	(218,283)	(21,668)
Prepaid expenses	7,444	21,778
Income taxes receivable	(1,210)	(994)
Increase (decrease) in:
Accounts payable	(110,002)	102,923
Accrued liabilities and customer deposits	60,071	102,785
Income taxes payable	3,750	0

Net cash provided by (used in) operating activities	(306,470)	252,993

Cash flows relating to investing activities
Purchases of property and equipment	0	(8,573)

Net cash used in investing activities	0	(8,573)

Effect of foreign exchange translation on cash	2,639	(24,292)

Increase (decrease) in cash and cash equivalents	(303,831)	220,128
Cash and cash equivalents, beginning of period	1,795,654	1,510,565

Cash and cash equivalents, end of period	$1,491,823	$1,730,693

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$4,300	$1,810

Cash paid during the period for interest	$709	$1,125

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 31, 2015

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2015	2,995,910	$10,511,324	$(366,945)	$(655,775)	$9,488,604
Stock-based compensation	0	22,199	0	0	22,199
Net loss	0	0	0	(195,062)	(195,062)
Other comprehensive income	0	0	6,359	0	6,359

Balance, August 31, 2015	2,995,910	$10,533,523	$(360,586)	$(850,837)	$9,322,100

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2015 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2015 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2015. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2016.

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

Financial Instruments

The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) also approximates fair value because of their short-term maturities.

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $56,598 and $56,370 as of August 31, 2015 and May 31, 2015, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of August 31, 2015 and May 31, 2015, inventories consisted of:

	August 31, 2015	May 31, 2015
Raw materials	$2,143,842	$1,845,037
Work-in-process	965,238	836,346
Finished goods	1,667,532	1,876,184

	$4,776,612	$4,557,567

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of August 31, 2015 and May 31, 2015, property and equipment consisted of:

	August 31, 2015	May 31, 2015
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,381,786	1,381,691
Vehicles	96,587	96,587

	3,591,897	3,591,802
Less accumulated depreciation	(2,518,384)	(2,480,924)

	$1,073,513	$1,110,878

Note 2:

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

To determine stock-based compensation expense recognized for those options granted during the three months ended August 31, 2015 and 2014, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model. No options were granted during the three months ended August 31, 2015 and 2014.

At August 31, 2015, the Company had a total of 332,500 outstanding stock options (213,335 vested and exercisable and 119,165 non-vested) with a weighted average exercise price of $3.68. The Company estimates that $62,699 will be recorded as additional stock-based compensation expense over a weighted-average period of 1.5 years for all options that were outstanding as of August 31, 2015, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
35,000	$2.53	8.1	11,668	$2.53
112,500	2.84	8.8	16,667	2.90
130,000	3.65	5.8	130,000	3.65
5,000	5.80	0.2	5,000	5.80
50,000	6.25	2.8	50,000	6.25

332,500	3.68	6.5	213,335	4.19

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three months ended August 31, 2015 are summarized as follows:

	Three Months Ended August 31, 2015
	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	332,500	$3.68
Options granted	0	0
Options exercised	0	0
Options forfeited/canceled	0	0

Options outstanding - end of period	332,500	3.68

Note 3:

EPS RECONCILIATION

	Three Months Ended August 31,
	2015	2014
Weighted average shares (basic)	2,995,910	2,995,910
Effect of dilutive stock options	0	3,262

Weighted average shares (diluted)	2,995,910	2,999,172

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

Note 4:

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

Other long-term liabilities related to tax contingencies were $0 as of both August 31, 2015 and May 31, 2015. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of August 31 2015 and May 31, 2015.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2012 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 3.6% for the three months ended August 31, 2015. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2016 will be approximately 5.4% due to the items noted above.

Note 5:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended August 31,
	2015		2014
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,226,247	$1,186,065	$2,016,435	$1,204,470
Intercompany sales	(298,752)	(9,176)	(176,265)	4,648

Net sales	$1,927,495	$1,176,889	$1,840,170	$1,209,118

Operating income (loss)	$(133,494)	$(48,808)	$(71,425)	$124,524

Depreciation expense	$26,810	$10,555	$29,801	$11,228

Amortization expense	$0	$27,882	$0	$33,659

Capital expenditures	$0	$0	$8,573	$0

Geographic Information – Net Sales by Geographic Area

	Three Months Ended August 31,
	2015	2014
North America	$2,085,315	$2,018,655
Europe	252,311	215,236
Asia	689,270	764,437
Other markets	77,488	50,960

Total net sales	$3,104,384	$3,049,288

	Three Months Ended August 31,
	2015		2014
	United States	Europe	United States	Europe
Operating income (loss)	$(125,499)	(56,803)	$65,940	$(12,841)

Depreciation expense	$37,365	$0	$41,029	$0

Amortization expense	$27,882	$0	$33,659	$0

Capital expenditures	$0	$0	$8,573	$0

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	August 31, 2015	May 31, 2015
Segment assets to total assets
Balancer	$5,132,062	$5,059,567
Measurement	4,266,210	4,247,684
Corporate assets	1,494,062	1,796,684

Total assets	$10,892,334	$11,103,935

Geographic assets to long-lived assets
United States	$1,073,513	$1,110,878
Europe	0	0

Total long-lived assets	$1,073,513	$1,110,878

Geographic assets to total assets
United States	$9,804,208	$10,107,523
Europe	1,088,126	996,412

Total assets	$10,892,334	$11,103,935

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. designs, manufactures and markets computer-controlled vibration detection, balancing and process control equipment (the Balancer segment) to the worldwide machine tool industry and through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., designs, manufactures and markets precision laser-based surface measurement products, laser-based distance measurement products and ultrasonic measurement systems (the Measurement segment) for a variety of industrial applications worldwide. The Company sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company is organized into two operating segments: the Balancer segment and the Measurement segment. The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

“SBS,” “SMS,” “Acuity,” “Xact”, “Lasercheck” and “AccuProfile” are registered trademarks owned by the Company.

For the three months ended August 31, 2015, total sales increased $55,096, or 1.8%, to $3,104,384 from $3,049,288 in the three months ended August 31, 2014. Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer segment sales increased $87,325, or 4.7%, to $1,927,495 for the three months ended August 31, 2015 compared to $1,840,170 for the three months ended August 31, 2014, primarily due to stronger sales in North America and Europe, offset in part by decreased sales into Asia. The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and ultrasonic-based remote tank monitoring products for propane and diesel tanks. Total Measurement segment sales decreased $32,229, or 2.7%, to $1,176,889 for the three months ended August 31, 2015 compared to $1,209,118 for the three months ended August 31, 2014, primarily due to a decrease in revenues associated with our SMS light-scatter laser-based surface measurement products offset by increases in revenues associated with the three other product lines in the Measurement segment.

Operating expenses increased $214,326, or 15.2%, to $1,624,794 for the three months ended August 31, 2015 from $1,410,468 for the three months ended August 31, 2014. General, administration and sales expenses increased $199,858, or 14.9%, to $1,537,882 for the three months ended August 31, 2015 from $1,338,024 for the same period in the prior year. Research and development expenses increased $14,468, or 20.0%, to $86,912 for the three months ended August 31, 2015 from $72,444 for the three months ended August 31, 2014.

Net loss was $195,062, or $(0.07) per fully diluted share, for the three months ended August 31, 2015 as compared to net income of $51,783, or $0.02 per fully diluted share, for the three months ended August 31, 2014.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2015.

Discussion of Operating Results

	Three Months Ended August 31,
	2015		2014
Balancer sales	$1,927,495	62.1%	$1,840,170	60.3%
Measurement sales	1,176,889	37.9%	1,209,118	39.7%

Total sales	3,104,384	100.0%	3,049,288	100.0%
Cost of sales	1,661,892	53.5%	1,585,721	52.0%

Gross profit	1,442,492	46.5%	1,463,567	48.0%

Operating expenses:
General, administration and sales	1,537,882	49.5%	1,338,024	43.9%
Research and development	86,912	2.8%	72,444	2.4%

Total operating expenses	1,624,794	52.3%	1,410,468	46.3%

Operating income (loss)	(182,302)	-5.9%	53,099	1.7%
Other income (loss)	(5,920)	-0.2%	1,061	0.0%

Income (loss) before income taxes	(188,222)	-6.1%	54,160	1.8%
Provision for income taxes	6,840	0.2%	2,377	0.1%

Net income (loss)	$(195,062)	-6.3%	$51,783	1.7%

Sales – Sales in the Balancer segment increased $87,325, or 4.7%, to $1,927,495 for the three months ended August 31, 2015 compared to $1,840,170 for the three months ended August 31, 2014. This decrease is primarily attributed to stronger sales in our North American and European markets, offset in part by decreased sales in Asia and particularly China. Sales in North America increased $127,919, or 14.2%, for the three months ended August 31, 2015 as compared to the three months ended August 31, 2014. European sales increased $15,669, or 8.0%, in the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015. Asia sales decreased $49,318, or 7.0%, in the three months ended August 31, 2015 compared to the same period in the prior year. Sales in other regions of the world decreased $6,945, or 17.3%, in the first quarter of Fiscal 2016 as compared to the same quarter in the prior year.

Sales in the Measurement segment decreased $32,229, or 2.7%, to $1,176,889 in the three months ended August 31, 2015 compared to $1,209,118 in the three months ended August 31, 2014. Sales of our Acuity laser-based distance measurement and dimensional-sizing products in the quarter ended August 31, 2015 increased $214,162, or 49.7%, as compared to the same quarter in the prior year. Sales of Xact remote tank monitoring products and revenues from monitoring services increased $61,811, or 19.0%, to $387,102 during the first quarter of Fiscal 2016 as compared to $325,291 for the same period in the prior year. Sales of our SMS and Lasercheck laser-based surface measurement products for the three months ended August 31, 2015 decreased by $308,202, or 68.1%, as compared to the same period in the prior year. This decrease is primarily due to the delivery and acceptance of one of our CASI® products during the quarter ended August 31, 2014 that did not occur during the first quarter of Fiscal 2016.

Gross margin – Gross margin for the three months ended August 31, 2015 decreased to 46.5% as compared to 48.0% for the three months ended August 31, 2014. The fluctuations in gross margin in the three months period ended August 31, 2015 compared to the same three month period in the prior fiscal year is primarily influenced by shifts in the product sales mix involving our five product lines.

Operating expenses – Operating expenses increased $214,326, or 15.2%, to $1,624,794 for the three months ended August 31, 2015 as compared to $1,410,468 for the three months ended August 31, 2014. General, administrative and selling expenses increased $199,858, or 14.9%, for the three months ended August 31, 2015 as compared to the same period in the prior year primarily due to increases in sales commissions and personnel expenses. Research and development expenses increased $14,468, or 20.0%, for the quarter ended August 31, 2015 as compared to the same period in the prior year.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $(550) and $(3,629) for the three months ended August 31, 2015 and 2014, respectively. Foreign currency exchange gains (losses) were $(5,379) and $4,677 for the three months ended August 31, 2015 and 2014, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period.

Income taxes – The Company’s effective tax rate on consolidated net loss was 3.6% for the three months ended August 31, 2015. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2016 will be approximately 5.4% due to the items noted above.

Net income (loss) – Net loss was $195,062, or $(0.07) per diluted share, for the three months ended August 31, 2015 as compared to a net income of $51,783, or $0.02 per diluted share, for the three months ended August 31, 2014. The changes in the net income (loss) for the first quarter of Fiscal 2016 as compared to the same period in the prior year is directly related to the mix of product sold in each of the respective quarters.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased to $7,452,058 as of August 31, 2015 as compared to $7,553,315 as of May 31, 2015. Cash and cash equivalents decreased $303,831 to $1,491,823 as of August 31, 2015 from $1,795,654 as of May 31, 2015.

Cash used in operating activities totaled $306,470 for the three months ended August 31, 2015 as compared to cash provided by operating activities of $252,993 for the three months ended August 31, 2014. The change in cash provided by (used in) operating activities was primarily impacted by the net loss of $195,062 for the quarter ended August 31, 2015 as compared to net income of $51,783 in the first quarter of Fiscal 2015. Changes in accounts receivable, inventories and accounts payable and other accrued liabilities also impacted the total cash provided by (used in) operating activities and the changes are the result of timing of receipts and payments.

At August 31, 2015, the Company had accounts receivable of $2,604,980 as compared to $2,660,426 at May 31, 2015. The decrease in accounts receivable of $55,446 was due to timing of receipts. Inventories increased $219,045 to $4,776,612 as of August 31, 2015 compared to $4,557,567 at May 31, 2015, which is due primarily to the timing of purchases across our product lines. At August 31, 2015, total current liabilities decreased $45,097 to $1,570,234 as compared to $1,615,331 at May 31, 2015. The decrease in accounts payable and other accrued expenses is primarily due to the timing of payments to our vendors and an increase in accrued commissions.

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

Risk Factors

Please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 for a listing of factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: October 8, 2015	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer