Form 10-Q
period 2015-11-30
SCHMITT INDUSTRIES INC
filed 2016-01-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of December 31, 2015

Common stock, no par value	2,995,910

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2015	May 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,263,567	$1,795,654
Accounts receivable, net	2,541,465	2,660,426
Inventories	4,640,873	4,557,567
Prepaid expenses	136,112	153,970
Income taxes receivable	1,841	1,029

	8,583,858	9,168,646

Property and equipment, net	1,026,095	1,110,878

Other assets
Intangible assets, net	768,646	824,411

TOTAL ASSETS	$10,378,599	$11,103,935

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$592,441	$834,002
Accrued commissions	344,324	284,944
Accrued payroll liabilities	141,128	140,872
Other accrued liabilities	382,312	355,513

Total current liabilities	1,460,205	1,615,331

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at November 30, 2015 and May 31, 2015	10,549,277	10,511,324
Accumulated other comprehensive loss	(376,259)	(366,945)
Accumulated deficit	(1,254,624)	(655,775)

Total stockholders’ equity	8,918,394	9,488,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,378,599	$11,103,935

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Net sales	$3,073,769	$3,151,504	$6,178,153	$6,200,792
Cost of sales	1,797,359	1,597,326	3,459,251	3,183,047

Gross profit	1,276,410	1,554,178	2,718,902	3,017,745

Operating expenses:
General, administration and sales	1,581,635	1,500,328	3,119,517	2,838,352
Research and development	72,500	124,651	159,412	197,095

Total operating expenses	1,654,135	1,624,979	3,278,929	3,035,447

Operating loss	(377,725)	(70,801)	(560,027)	(17,702)

Other income (loss), net	(19,091)	3,336	(25,011)	4,397

Loss before income taxes	(396,816)	(67,465)	(585,038)	(13,305)

Provision for income taxes	6,971	2,375	13,811	4,752

Net loss	$(403,787)	$(69,840)	$(598,849)	$(18,057)

Net loss per common share:

Basic	$(0.13)	$(0.02)	$(0.20)	$(0.01)

Weighted average number of common shares, basic	2,995,910	2,995,910	2,995,910	2,995,910

Diluted	$(0.13)	$(0.02)	$(0.20)	$(0.01)

Weighted average number of common shares, diluted	2,995,910	2,995,910	2,995,910	2,995,910

Comprehensive loss
Net loss	$(403,787)	$(69,840)	$(598,849)	$(18,057)
Foreign currency translation adjustment	(15,673)	(50,785)	(9,314)	(78,909)

Total comprehensive loss	$(419,460)	$(120,625)	$(608,163)	$(96,966)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 31, 2015 AND 2014

(UNAUDITED)

	Six Months Ended November 30,
	2015	2014
Cash flows relating to operating activities
Net loss	$(598,849)	$(18,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	127,198	139,950
Gain on sale of property and equipment	(299)	0
Stock based compensation	37,953	26,473
(Increase) decrease in:
Accounts receivable	115,949	(327,467)
Inventories	(90,216)	(21,292)
Prepaid expenses	17,605	40,062
Income taxes receivable	(812)	(387)
Increase (decrease) in:
Accounts payable	(240,883)	165,338
Accrued liabilities	87,286	250,603
Income taxes payable	0	(210)

Net cash provided by (used in) operating activities	(545,068)	255,013

Cash flows relating to investing activities
Proceeds from sale of property and equipment	14,950	0
Purchases of property and equipment	0	(13,050)

Net cash provided by (used in) investing activities	14,950	(13,050)

Effect of foreign exchange translation on cash	(1,969)	(45,047)

Increase (decrease) in cash and cash equivalents	(532,087)	196,916

Cash and cash equivalents, beginning of period	1,795,654	1,510,565

Cash and cash equivalents, end of period	$1,263,567	$1,707,481

Supplemental disclosure of cash flow information

Cash paid during the period for income taxes	$14,623	$5,353

Cash paid during the period for interest	$1,384	$1,933

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2015

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2015	2,995,910	$10,511,324	$(366,945)	$(655,775)	$9,488,604
Stock-based compensation	0	37,953	0	0	37,953
Net loss	0	0	0	(598,849)	(598,849)
Other comprehensive loss	0	0	(9,314)	0	(9,314)

Balance, November 30, 2015	2,995,910	$10,549,277	$(376,259)	$(1,254,624)	$8,918,394

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2015 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2015 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2015. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2016.

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $44,258 and $56,370 as of November 30, 2015 and May 31, 2015, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of November 30, 2015 and May 31, 2015, inventories consisted of:

	November 30, 2015	May 31, 2015
Raw materials	$2,044,681	$1,845,037
Work-in-process	975,886	836,346
Finished goods	1,620,306	1,876,184

	$4,640,873	$4,557,567

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of November 30, 2015 and May 31, 2015, property and equipment consisted of:

	November 30, 2015	May 31, 2015
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,342,745	1,381,691
Vehicles	96,587	96,587

	3,552,856	3,591,802
Less accumulated depreciation	(2,526,761)	(2,480,924)

	$1,026,095	$1,110,878

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

To determine stock-based compensation expense recognized for those options granted during the six months ended November 30, 2015 and 2014, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model. No options were issued during the six months ended November 30, 2015. 87,500 options were issued during the six months ended November 30, 2014.

At November 30, 2015, the Company had a total of 327,500 outstanding stock options (249,168 vested and exercisable and 78,332 non-vested) with a weighted average exercise price of $3.65. The Company estimates that $46,944 will be recorded as additional stock-based compensation expense over a weighted-average period of 1.4 years for all options that were outstanding as of November 30, 2015, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
35,000	$2.53	7.8	23,333	$2.53
112,500	2.84	8.5	45,835	2.85
130,000	3.65	5.5	130,000	3.65
50,000	6.25	2.5	50,000	6.25

327,500	3.65	6.3	249,168	3.92

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and six months ended November 30, 2015 are summarized as follows:

	Three Months Ended November 30, 2015		Six Months Ended November 30, 2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	332,500	$3.68	332,500	$3.68

Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/canceled	(5,000)	5.80	(5,000)	5.80

Options outstanding - end of period	327,500	3.65	327,500	3.65

Note 3:

EPS RECONCILIATION

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Weighted average shares (basic)	2,995,910	2,995,910	2,995,910	2,995,910
Effect of dilutive stock options	0	0	0	0

Weighted average shares (diluted)	2,995,910	2,995,910	2,995,910	2,995,910

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

Other long-term liabilities related to tax contingencies were $0 as of both November 30, 2015 and May 31, 2015. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of November 30, 2015 and May 31, 2015.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2012 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 2.4% for the six months ended November 30, 2015. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2016 will be approximately 6.8% due to the items noted above.

Note 5:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended November 30,
	2015		2014
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,192,878	$1,187,847	$2,250,911	$1,204,966
Intercompany sales	(312,149)	5,193	(328,062)	23,689

Net sales	$1,880,729	$1,193,040	$1,922,849	$1,228,655

Operating loss	$(203,149)	$(174,576)	$(37,759)	$(33,042)

Depreciation expense	$24,236	$9,832	$24,471	$10,983

Amortization expense	$0	$27,883	$0	$29,808

Capital expenditures	$0	$0	$4,477	$0

	Six Months Ended November 30,
	2015		2014
	Balancer	Measurement	Balancer	Measurement
Gross sales	$4,419,124	$2,373,911	$4,267,346	$2,409,436
Intercompany sales	(610,900)	(3,982)	(504,327)	28,337

Net sales	$3,808,224	$2,369,929	$3,763,019	$2,437,773

Operating income (loss)	$(336,643)	$(223,384)	$(109,583)	$91,881

Depreciation expense	$51,046	$20,387	$54,272	$22,211

Amortization expense	$0	$55,765	$0	$63,467

Capital expenditures	$0	$0	$13,050	$0

Geographic Information – Net Sales by Geographic Area

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
North America	$2,082,607	$1,800,419	$4,167,922	$3,819,073
Europe	432,412	411,314	684,722	626,550
Asia	531,287	863,045	1,220,556	1,627,482
Other markets	27,463	76,726	104,953	127,687

Total net sales	$3,073,769	$3,151,504	$6,178,153	$6,200,792

	Three Months Ended November 30,
	2015		2014
	United States	Europe	United States	Europe
Operating income (loss)	$(374,243)	$(3,482)	$(102,407)	$31,606

Depreciation expense	$34,068	$0	$35,454	$0

Amortization expense	$27,883	$0	$29,808	$0

Capital expenditures	$0	$0	$4,477	$0

	Six Months Ended November 30,
	2015		2014
	United States	Europe	United States	Europe
Operating income (loss)	$(499,742)	$(60,285)	$(36,467)	$18,765

Depreciation expense	$71,433	$0	$76,483	$0

Amortization expense	$55,765	$0	$63,467	$0

Capital expenditures	$0	$0	$13,050	$0

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	November 30, 2015	May 31, 2015
Segment assets to total assets
Balancer	$4,884,201	$5,059,567
Measurement	4,228,989	4,247,684
Corporate assets	1,265,409	1,796,684

Total assets	$10,378,599	$11,103,935

Geographic assets to long-lived assets
United States	$1,026,095	$1,110,878
Europe	0	0

Total long-lived assets	$1,026,095	$1,110,878

Geographic assets to total assets
United States	$9,524,797	$10,107,523
Europe	853,802	996,412

Total assets	$10,378,599	$11,103,935

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended November 30, 2015, total sales decreased $77,735, or 2.5%, to $3,073,769 from $3,151,504 in the three months ended November 30, 2014. For the six months ended November 30, 2015, total sales increased $22,639, or 0.4%, to $6,178,153 from $6,200,792 in the six months ended November 30, 2014.

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia, Europe and South America. Balancer segment sales decreased $42,120, or 2.2%, to $1,880,729 for the three months ended November 30, 2015 compared to $1,922,849 for the three months ended November 30, 2014, primarily attributed due to a significant decline in sales into China and decreased sales into Europe, offset by increased sales in North America for the quarter. Balancer segment sales increased $45,205, or 1.2%, to $3,808,224 for the six months ended November 30, 2015 compared to $3,763,019 for the six months ended November 30, 2014. The increase in worldwide balancer sales for the six month period ended November 30, 2015 is primarily attributed to stronger sales in North America, offset in part by a significant decline in sales into China and decreased sales into other parts of Asia and Europe for the first half of the fiscal year.

The Measurement segment product line consists of SMS® and Lasercheck® laser-based surface microroughness measurement system, Acuity® laser-based distance measurement and dimensional sizing laser sensors, and Xact® ultrasonic-based remote tank monitoring products. Total Measurement segment sales decreased $35,615, or 2.9%, to $1,193,040 for the three months ended November 30, 2015 compared to $1,228,655 for the three months ended November 30, 2014. The decrease is primarily due to lower SMS product line sales and the impact of the termination of a Latin American distributor for the Xact product line. Total Measurement segment sales decreased $67,844, or 2.8%, to $2,369,929 for the six months ended November 30, 2015 compared to $2,437,773 for the six months ended November 30, 2014, due to lower SMS product line sales and the impact of the termination of a Latin American distributor for the Xact product line.

Operating expenses increased $29,156, or 1.8%, to $1,654,135 for the three months ended November 30, 2015 from $1,624,979 for the three months ended November 30, 2014. Operating expenses increased $243,482, or 8.0%, to $3,278,929 for the six months ended November 30, 2015 from $3,035,447 for the six months ended November 30, 2014. General, administration and sales expenses increased $81,307, or 5.4%, to $1,581,635 for the three months ended November 30, 2015 from $1,500,328 for the same period in the prior year. General, administration and sales expenses increased $281,165, or 9.9%, to $3,119,517 for the six months ended November 30, 2015 from $2,838,352 for the same period in the prior year.

Net loss was $403,787, or $(0.13) per fully diluted share, for the three months ended November 30, 2015 as compared to net loss of $69,840, or $(0.02) per fully diluted share, for the three months ended November 30, 2014. Net loss was $598,849, or $(0.20) per fully diluted share, for the six months ended November 30, 2015 as compared to net loss of $18,057, or $(0.01) per fully diluted share, for the six months ended November 30, 2014.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2015.

Discussion of Operating Results

	Three Months Ended November 30,
	2015		2014
Balancer sales	$1,880,729	61.2%	$1,922,849	61.0%
Measurement sales	1,193,040	38.8%	1,228,655	39.0%

Total sales	3,073,769	100.0%	3,151,504	100.0%
Cost of sales	1,797,359	58.5%	1,597,326	50.7%

Gross profit	1,276,410	41.5%	1,554,178	49.3%

Operating expenses:
General, administration and sales	1,581,635	51.5%	1,500,328	47.6%
Research and development	72,500	2.4%	124,651	4.0%

Total operating expenses	1,654,135	53.8%	1,624,979	51.6%

Operating loss	(377,725)	-12.3%	(70,801)	-2.2%

Other income (loss)	(19,091)	-0.6%	3,336	0.1%

Loss before income taxes	(396,816)	-12.9%	(67,465)	-2.1%

Provision for income taxes	6,971	0.2%	2,375	0.1%

Net loss	$(403,787)	-13.1%	$(69,840)	-2.2%

	Six Months Ended November 30,
	2015		2014
Balancer sales	$3,808,224	61.6%	$3,763,019	60.7%
Measurement sales	2,369,929	38.4%	2,437,773	39.3%

Total sales	6,178,153	100.0%	6,200,792	100.0%
Cost of sales	3,459,251	56.0%	3,183,047	51.3%

Gross profit	2,718,902	44.0%	3,017,745	48.7%

Operating expenses:
General, administration and sales	3,119,517	50.5%	2,838,352	45.8%
Research and development	159,412	2.6%	197,095	3.2%

Total operating expenses	3,278,929	53.1%	3,035,447	49.0%

Operating loss	(560,027)	-9.1%	(17,702)	-0.3%

Other income (loss)	(25,011)	-0.4%	4,397	0.1%

Loss before income taxes	(585,038)	-9.5%	(13,305)	-0.2%

Provision for income taxes	13,811	0.2%	4,752	0.1%

Net loss	$(598,849)	-9.7%	$(18,057)	-0.3%

Sales – Sales in the Balancer segment decreased $42,120, or 2.2%, to $1,880,729 for the three months ended November 30, 2015 compared to $1,922,849 for the three months ended November 30, 2014. The decrease is primarily attributed to a significant decline in sales into China and decreased sales into Europe, offset by increased sales in North America for the second quarter. Sales in North America increased $209,424, or 25.1%, for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. China sales decreased $168,564, or 45.7%, for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. Other Asia sales increased $9,107, or 3.0%, in the three months ended November 30, 2015 compared to the same period in the prior year. European sales decreased $73,241, or 18.8%, in the second quarter of Fiscal 2016 compared to the second quarter of Fiscal 2015. Sales in other regions of the world decreased $18,846, or 76.1%, in the three months ended November 30, 2015 as compared to the same period in the prior year.

Sales in the Balancer segment increased $45,205, or 1.2%, to $3,808,224 for the six months ended November 30, 2015 compared to $3,763,019 for the six months ended November 30, 2014. The increase is primarily attributed to stronger sales in North America, offset in part by a significant decline in sales into China and decreased sales into Europe for the first half of the fiscal year. Sales in North America increased $337,343, or 19.5%, for the six months ended November 30, 2015 as compared to the six months ended November 30, 2014. China sales decreased $233,886, or 27.6%, for the six months ended November 30, 2015 as compared to the six months ended November 30, 2014. Other Asia sales increased $25,111, or 4.7%, in the six months ended November 30, 2015 compared to the same period in the prior year. European sales decreased $57,573, or 9.8%, in the first half of Fiscal 2016 compared to the first half of Fiscal 2015. Sales in other regions of the world decreased $25,790, or 39.7%, in the six months ended November 30, 2015 as compared to the same period in the prior year. The levels of demand for our Balancer products in any of the geographic markets cannot be forecasted with any certainty given the recent volatility in the global economy and the historical volatility experienced in these markets.

Sales in the Measurement segment decreased $35,615, or 2.9%, to $1,193,040 in the three months ended November 30, 2015 compared to $1,228,655 in the three months ended November 30, 2014. The decrease is primarily due to lower SMS product line sales and the impact of the termination of one of the Latin American distributors for the Xact product line, offset by increased sales in the Acuity product line. Sales of SMS and Lasercheck light-scatter laser-based surface measurement products in the three months ended November 30, 2015 decreased $92,089, or 33.8%, as compared to the same period in the prior year. In addition, sales of Xact remote tank monitoring products and revenues from monitoring services decreased $8,216, or 12.1%. These decreases were offset by the increase in sales of Acuity laser-based distance measurement and dimensional sizing products in the amount of $64,690, or 4.2%, for the three months ended November 30, 2015 as compared to the same period in the prior year

Sales in the Measurement segment decreased $67,844, or 2.8%, to $2,369,929 in the six months ended November 30, 2015 compared to $2,437,773 in the six months ended November 30, 2014. The decrease is primarily due to lower SMS product line sales and the impact of the termination of one of the Latin American distributors for the Xact product line, offset by increased sales in the Acuity product line. Sales of SMS and Lasercheck light-scatter laser-based surface measurement products in the six months ended November 30, 2015 decreased $400,292, or 55.2%, as compared to the same period in the prior year. These in decreases were in part offset by the increase in sales of Acuity laser-based distance measurement and dimensional sizing products in the amount of $278,853, or 26.9%, for the six months ended November 30, 2015 as compared to the same period in the prior year. In addition, sales of Xact remote tank monitoring products and revenues from monitoring services increased $53,595, or 8.0%. Given the recent volatility in these markets, future sales of laser-based measurement products cannot be forecasted with any certainty.

Gross margin – Gross margin for the three months ended November 30, 2015 decreased to 41.5% as compared to 49.3% for the three months ended November 30, 2014. Gross margin for the six months ended November 30, 2015 decreased to 44.0% as compared to 48.7% for the six months ended November 30, 2014. The overall decrease in gross margin in both the three and six months ended November 30, 2015 as compared to the three and six months ended November 30, 2014 is primarily influenced by shifts in the product sales mix and the impact of the termination of a Latin American distributor for the Xact product line.

Operating expenses – Operating expenses increased $29,156, or 1.8%, to $1,654,135 for the three months ended November 30, 2015 as compared to $1,624,979 for the three months ended November 30, 2014. General, administrative and sales expenses increased $81,307, or 5.4%, for the three months ended November 30, 2015 as compared to the same period in the prior year due in part to increases in sales commissions and personnel expense, increases in patent expenses and increases in sales-related travel and general office and utilities costs offset by a reduction in trade show expenses. Research and development expenses decreased $52,151, or 41.8%, as compared to the same period in the prior year.

Operating expenses increased $243,482, or 8.0%, to $3,278,929 for the six months ended November 30, 2015 as compared to $3,035,447 for the six months ended November 30, 2014. General, administrative and sales expenses increased $281,165, or 9.9%, for the six months ended November 30, 2015 as compared to the same period in the prior year due to increases in sales commissions and personnel expense, increases in patent expenses and increases in sales-related travel and general office and utilities costs offset by a reduction in trade show expenses. Research and development expenses decreased $37,683, or 19.1%, as compared to the same period in the prior year.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $(483) and $1,743 for the three months ended November 30, 2015 and 2014, respectively and $(1,033) and $(1,886) for the six months ended November 30, 2015 and 2014, respectively. Foreign currency exchange gains (losses) were $(18,916) and $1,578 for the three months ended November 30, 2015 and 2014, respectively and $(24,295) and $6,255 for the six months ended November 30, 2015 and 2014, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period.

Income taxes – The Company’s effective tax rate on consolidated net loss was 2.4% for the six months ended November 30, 2015. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2016 will be approximately 6.8% due to the items noted above.

Net loss – Net loss was $403,787, or $(0.13) per diluted share, for the three months ended November 30, 2015 as compared to a net loss of $69,840, or $(0.02) per diluted share, for the three months ended November 30, 2014. Net loss was $598,849, or $(0.20) per diluted share, for the six months ended November 30, 2015 as compared to a net loss of $18,057, or $(0.01) per diluted share, for the same period in the prior year. Net loss for the three and six months ended November 30, 2015 decreased as compared to the same periods in the prior year primarily due to shifts in product mix with decreased sales of higher margin products and one-time charges associated with the termination of a Latin American distributor for the Xact product line.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased to $7,123,653 as of November 30, 2015 as compared to $7,553,315 as of May 31, 2015. Cash and cash equivalents decreased $532,087 to $1,263,567 as of November 30, 2015 from $1,795,654 as of May 31, 2015.

Cash used in operating activities totaled $545,068 for the six months ended November 30, 2015 as compared to cash provided by operating activities of $255,013 for the six months ended November 30, 2014. The change in cash used in operating activities was primarily impacted by the net loss of $598,849 for the six months ended November 30, 2015 as compared to net loss of $18,057 for the six months ended November 30, 2014. Changes in accounts receivable, inventories and accounts payable and other accrued liabilities also impacted the total cash provided by/used in operating activities and the changes are the result of timing of receipts and payments.

At November 30, 2015, the Company had accounts receivable of $2,541,465 as compared to $2,660,426 at May 31, 2015. The decrease in accounts receivable of $118,961 was due to timing of receipts. Inventories increased $83,306 to $4,640,873 as of November 30, 2015 compared to $4,557,567 at May 31, 2015, which is due primarily to the timing of purchases across our product lines. At November 30, 2015, total current liabilities decreased $155,126 to $1,460,205 as compared to $1,615,331 at May 31, 2015. The decrease in accounts payable and other accrued expenses is primarily due to the timing of payments to our vendors and an increase in accrued commissions.

We believe that our existing cash and cash equivalents combined with the cash we anticipate to generate from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

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

Evaluation of Disclosure Controls and Procedures

As of November 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC. (Registrant)

Date: January 14, 2016	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer