Form 10-Q
period 2016-02-29
SCHMITT INDUSTRIES INC
filed 2016-04-13
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of March 31, 2016

Common stock, no par value	2,995,910

SCHMITT INDUSTRIES, INC.

INDEX TO FORM 10-Q

		Page

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets: – February 29, 2016 and May 31, 2015 (unaudited)	3

	Consolidated Statements of Operations and Comprehensive Loss: – For the Three and Nine Months Ended February 29, 2016 and February 28, 2015 (unaudited)	4

	Consolidated Statements of Cash Flows: – For the Nine Months Ended February 29, 2016 and February 28, 2015 (unaudited)	5

	Consolidated Statement of Changes in Stockholders’ Equity: – For the Nine Months Ended February 29, 2016 (unaudited)	6

	Notes to Consolidated Interim Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II - OTHER INFORMATION

Item 6.	Exhibits	19

Signatures		20

Certifications

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 29, 2016	May 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,135,365	$1,795,654
Accounts receivable, net	1,984,806	2,660,426
Inventories	4,774,992	4,557,567
Prepaid expenses	131,375	153,970
Income taxes receivable	1,343	1,029

	8,027,881	9,168,646

Property and equipment, net	995,780	1,110,878

Other assets
Intangible assets, net	740,764	824,411

TOTAL ASSETS	$9,764,425	$11,103,935

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$642,648	$834,002
Accrued commissions	284,836	284,944
Accrued payroll liabilities	129,217	140,872
Other accrued liabilities	275,335	355,513

Total current liabilities	1,332,036	1,615,331

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at February 29, 2016 and May 31, 2015	10,559,644	10,511,324
Accumulated other comprehensive loss	(421,725)	(366,945)
Accumulated deficit	(1,705,530)	(655,775)

Total stockholders’ equity	8,432,389	9,488,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,764,425	$11,103,935

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Net sales	$2,528,465	$3,010,618	$8,706,618	$9,211,410
Cost of sales	1,465,104	1,660,256	4,924,355	4,843,303

Gross profit	1,063,361	1,350,362	3,782,263	4,368,107

Operating expenses:
General, administration and sales	1,405,632	1,405,140	4,525,149	4,243,492
Research and development	68,023	95,730	227,435	292,825

Total operating expenses	1,473,655	1,500,870	4,752,584	4,536,317

Operating loss	(410,294)	(150,508)	(970,321)	(168,210)

Other loss, net	(34,117)	(15,578)	(59,128)	(11,181)

Loss before income taxes	(444,411)	(166,086)	(1,029,449)	(179,391)

Provision for income taxes	6,495	2,285	20,306	7,037

Net loss	$(450,906)	$(168,371)	$(1,049,755)	$(186,428)

Net loss per common share:

Basic	$(0.15)	$(0.06)	$(0.35)	$(0.06)

Weighted average number of common shares, basic	2,995,910	2,995,910	2,995,910	2,995,910

Diluted	$(0.15)	$(0.06)	$(0.35)	$(0.06)

Weighted average number of common shares, diluted	2,995,910	2,995,910	2,995,910	2,995,910

Comprehensive loss
Net loss	$(450,906)	$(168,371)	$(1,049,755)	$(186,428)
Foreign currency translation adjustment	(39,107)	(36,239)	(54,780)	(115,148)

Total comprehensive loss	$(490,013)	$(204,610)	$(1,104,535)	$(301,576)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

(UNAUDITED)

	Nine Months Ended
	February 29, 2016	February 28, 2015
Cash flows relating to operating activities
Net loss	$(1,049,755)	$(186,428)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	187,614	201,982
Gain on sale of property and equipment	(299)	0
Stock based compensation	48,320	49,713
(Increase) decrease in:
Accounts receivable	647,856	(244,823)
Inventories	(260,379)	50,305
Prepaid expenses	20,707	(15,192)
Income taxes receivable	(314)	(190)
Increase (decrease) in:
Accounts payable	(185,115)	95,133
Accrued liabilities	(87,380)	285,074
Income taxes payable	0	(210)

Net cash provided by (used in) operating activities	(678,745)	235,364

Cash flows relating to investing activities
Proceeds from sale of property and equipment	14,950	0
Purchases of property and equipment	(3,520)	(18,933)

Net cash provided by (used in) investing activities	11,430	(18,933)

Effect of foreign exchange translation on cash	7,026	(74,432)

Increase (decrease) in cash and cash equivalents	(660,289)	141,999

Cash and cash equivalents, beginning of period	1,795,654	1,510,565

Cash and cash equivalents, end of period	$1,135,365	$1,652,564

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$20,620	$7,427

Cash paid during the period for interest	$2,025	$2,709

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2016

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total

Balance, May 31, 2015	2,995,910	$10,511,324	$(366,945)	$(655,775)	$9,488,604
Stock-based compensation	0	48,320	0	0	48,320
Net loss	0	0	0	(1,049,755)	(1,049,755)
Other comprehensive loss	0	0	(54,780)	0	(54,780)

Balance, February 29, 2016	2,995,910	$10,559,644	$(421,725)	$(1,705,530)	$8,432,389

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 29, 2016 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2015 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2015. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2016.

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $14,774 and $56,370 as of February 29, 2016 and May 31, 2015, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of February 29, 2016 and May 31, 2015, inventories consisted of:

	February 29, 2016	May 31, 2015
Raw materials	$2,058,153	$1,845,037
Work-in-process	1,031,223	836,346
Finished goods	1,685,616	1,876,184

	$4,774,992	$4,557,567

Property and Equipment

Property and equipment are stated at cost less depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of February 29, 2016 and May 31, 2015, property and equipment consisted of:

	February 29, 2016	May 31, 2015
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,343,612	1,381,691
Vehicles	96,587	96,587

	3,553,723	3,591,802
Less accumulated depreciation	(2,557,943)	(2,480,924)

	$995,780	$1,110,878

Note 2:

STOCK OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company’s stock option plan. Stock-based compensation recognized during the period is based on the portion of the grant date fair value of the stock-based award that will vest during the period, adjusted for expected forfeitures. Compensation cost for all stock-

based awards is recognized using the straight-line method. The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

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

To determine stock-based compensation expense recognized for those options granted during the nine months ended February 29, 2016 and February 28, 2015, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model. No options were granted during the nine months ended February 29, 2016. 87,500 options were granted during the nine months ended February 28, 2015.

At February 29, 2016, the Company had a total of 327,500 outstanding stock options (249,168 vested and exercisable and 78,332 non-vested) with a weighted average exercise price of $3.65. The Company estimates that $36,578 will be recorded as additional stock-based compensation expense over a weighted-average period of 1.2 years for all options that were outstanding as of February 29, 2016, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
35,000	$2.53	7.6	23,333	$2.53
112,500	2.84	8.3	45,835	2.85
130,000	3.65	5.3	130,000	3.65
50,000	6.25	2.3	50,000	6.25

327,500	3.65	6.1	249,168	3.92

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and nine months ended February 29, 2016 are summarized as follows:

	Three Months Ended February 29, 2016		Nine Months Ended February 29, 2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	332,500	$3.68	332,500	$3.68

Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/canceled	(5,000)	5.80	(5,000)	5.80

Options outstanding - end of period	327,500	3.65	327,500	3.65

Note 3:

EPS RECONCILIATION

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Weighted average shares (basic)	2,995,910	2,995,910	2,995,910	2,995,910

Effect of dilutive stock options	0	0	0	0

Weighted average shares (diluted)	2,995,910	2,995,910	2,995,910	2,995,910

Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods.

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

Other long-term liabilities related to tax contingencies were $0 as of both February 29, 2016 and May 31, 2015. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of February 29, 2016 and May 31, 2015.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2012 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 2.0% for the nine months ended February 29, 2016. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2016 will be approximately 2.3% due to the items noted above.

Note 5:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended
	February 29, 2016		February 28, 2015
	Balancer	Measurement	Balancer	Measurement
Gross sales	$1,670,316	$1,248,769	$2,269,691	$1,108,449
Intercompany sales	(389,844)	(776)	(366,209)	(1,313)

Net sales	$1,280,472	$1,247,993	$1,903,482	$1,107,136

Operating loss	$(348,631)	$(61,663)	$(127,375)	$(23,133)

Depreciation expense	$23,057	$9,477	$23,271	$10,879

Amortization expense	$0	$27,882	$0	$27,882

Capital expenditures	$3,520	$0	$5,883	$0

	Nine Months Ended
	February 29, 2016		February 28, 2015
	Balancer	Measurement	Balancer	Measurement
Gross sales	$6,089,441	$3,622,681	$6,537,038	$3,517,884
Intercompany sales	(1,000,745)	(4,759)	(870,537)	27,025

Net sales	$5,088,696	$3,617,922	$5,666,501	$3,544,909

Operating income (loss)	$(684,196)	$(286,125)	$(237,357)	$69,147

Depreciation expense	$74,103	$29,864	$77,543	$33,090

Amortization expense	$0	$83,647	$0	$91,349

Capital expenditures	$3,520	$0	$18,933	$0

Geographic Information – Net Sales by Geographic Area

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
North America	$1,776,511	$1,894,564	$5,944,433	$5,713,638
Europe	238,553	226,011	923,275	852,561
Asia	467,508	807,875	1,688,064	2,435,357
Other markets	45,893	82,168	150,846	209,854

Total net sales	$2,528,465	$3,010,618	$8,706,618	$9,211,410

	Three Months Ended
	February 29, 2016		February 28, 2015
	United States	Europe	United States	Europe
Operating loss	$(336,999)	$(73,295)	$(115,502)	$(35,006)

Depreciation expense	$32,534	$0	$34,150	$0

Amortization expense	$27,882	$0	$27,882	$0

Capital expenditures	$3,520	$0	$5,883	$0

	Nine Months Ended
	February 29, 2016		February 28, 2015
	United States	Europe	United States	Europe
Operating loss	$(836,741)	$(133,580)	$(151,969)	$(16,241)

Depreciation expense	$103,967	$0	$110,633	$0

Amortization expense	$83,647	$0	$91,349	$0

Capital expenditures	$3,520	$0	$18,933	$0

Note — Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	February 29, 2016	May 31, 2015
Segment assets to total assets
Balancer	$4,689,503	$5,059,567
Measurement	3,938,214	4,247,684
Corporate assets	1,136,708	1,796,684

Total assets	$9,764,425	$11,103,935

Geographic assets to long-lived assets
United States	$995,780	$1,110,878
Europe	0	0

Total long-lived assets	$995,780	$1,110,878

Geographic assets to total assets
United States	$8,712,243	$10,107,523
Europe	1,052,182	996,412

Total assets	$9,764,425	$11,103,935

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended February 29, 2016, total sales decreased $482,153, or 16.0%, to $2,528,465 from $3,010,618 in the three months ended February 28, 2015. For the nine months ended February 29, 2016, total sales decreased $504,792, or 5.5%, to $8,706,618 from $9,211,410 in the nine months ended February 28, 2015.

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe. Balancer segment sales decreased $623,010, or 32.7%, to $1,280,472 for the three months ended February 29, 2016 compared to $1,903,482 for the three months ended February 28, 2015, primarily attributed to a significant decline in sales into China and North America for the quarter. Balancer segment sales decreased $577,805, or 10.2%, to $5,088,696 for the nine months ended February 29, 2016 compared to $5,666,501 for the nine months ended February 28, 2015. The decrease in worldwide balancer sales for the nine month period ended February 29, 2016 is primarily attributed to a significant decline in sales into China and decreased sales into other parts of Asia and Europe.

The Measurement segment product line consists of SMS® and Lasercheck® laser-based surface microroughness measurement system, Acuity® laser-based distance measurement and dimensional sizing laser sensors, and Xact® ultrasonic-based remote tank monitoring products. Total Measurement segment sales increased $140,857, or 12.7%, to $1,247,993 for the three months ended February 29, 2016 compared to $1,107,136 for the three months ended February 28, 2015. The increase is primarily due to increased sales in our Acuity product line. Total Measurement segment sales increased $73,013, or 2.1%, to $3,617,922 for the nine months ended February 29, 2016 compared to $3,544,909 for the nine months ended February 28, 2015, due to greater sales in the Acuity and Xact product lines, offset by lower sales in our SMS product line which included a CASI sale in the nine months ended February 28, 2015 but did not include a CASI sale in the current fiscal year.

Operating expenses decreased $27,215, or 1.8%, to $1,473,655 for the three months ended February 29, 2016 from $1,500,870 for the three months ended February 28, 2015. Operating expenses increased $216,267, or 4.8%, to $4,752,584 for the nine months ended February 29, 2016 from $4,536,317 for the nine months ended February 28, 2015. General, administration and sales expenses increased $492 to $1,405,632 for the three months ended February 29, 2016 from $1,405,140 for the same period in the prior year. General, administration and sales expenses increased $281,657, or 6.6%, to $4,525,149 for the nine months ended February 29, 2016 from $4,243,492 for the same period in the prior year.

Net loss was $450,906, or $(0.15) per fully diluted share, for the three months ended February 29, 2016 as compared to net loss of $168,371, or $(0.06) per fully diluted share, for the three months ended February 28, 2015. Net loss was $1,049,755, or $(0.35) per fully diluted share, for the nine months ended February 29, 2016 as compared to net loss of $186,428, or $(0.06) per fully diluted share, for the nine months ended February 28, 2015.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2015.

Discussion of Operating Results

	Three Months Ended
	February 29, 2016		February 28, 2015

Balancer sales	$1,280,472	50.6%	$1,903,482	63.2%
Measurement sales	1,247,993	49.4%	1,107,136	36.8%

Total sales	2,528,465	100.0%	3,010,618	100.0%
Cost of sales	1,465,104	57.9%	1,660,256	55.1%

Gross profit	1,063,361	42.1%	1,350,362	44.9%

Operating expenses:
General, administration and sales	1,405,632	55.6%	1,405,140	46.7%
Research and development	68,023	2.7%	95,730	3.2%

Total operating expenses	1,473,655	58.3%	1,500,870	49.9%

Operating loss	(410,294)	-16.2%	(150,508)	-5.0%

Other loss, net	(34,117)	-1.3%	(15,578)	-0.5%

Loss before income taxes	(444,411)	-17.6%	(166,086)	-5.5%

Provision for income taxes	6,495	0.3%	2,285	0.1%

Net loss	$(450,906)	-17.8%	$(168,371)	-5.6%

	Nine Months Ended
	February 29, 2016		February 28, 2015

Balancer sales	$5,088,696	58.4%	$5,666,501	61.5%
Measurement sales	3,617,922	41.6%	3,544,909	38.5%

Total sales	8,706,618	100.0%	9,211,410	100.0%
Cost of sales	4,924,355	56.6%	4,843,303	52.6%

Gross profit	3,782,263	43.4%	4,368,107	47.4%

Operating expenses:
General, administration and sales	4,525,149	52.0%	4,243,492	46.1%
Research and development	227,435	2.6%	292,825	3.2%

Total operating expenses	4,752,584	54.6%	4,536,317	49.2%

Operating loss	(970,321)	-11.1%	(168,210)	-1.8%

Other loss, net	(59,128)	-0.7%	(11,181)	-0.1%

Loss before income taxes	(1,029,449)	-11.8%	(179,391)	-1.9%

Provision for income taxes	20,306	0.2%	7,037	0.1%

Net loss	$(1,049,755)	-12.1%	$(186,428)	-2.0%

Sales – Sales in the Balancer segment decreased $623,010, or 32.7%, to $1,280,472 for the three months ended February 29, 2016 compared to $1,903,482 for the three months ended February 28, 2015. The decrease is primarily attributed due to a significant decline in sales into China and North America for the quarter. Sales in North America decreased $289,990, or 32.0%, for the three months ended February 29, 2016 as compared to the three months ended February 28, 2015. China sales decreased $236,787, or 60.2%, for the three months ended February 29, 2016 as compared to the three months ended February 28, 2015. Other Asia sales decreased $104,495, or 29.9%, in the three months ended February 29, 2016 compared to the same period in the prior year. Sales in other regions of the world decreased $37,767, or 54.1%, in the three months ended February 29, 2016 as compared to the same period in the prior year. These decreases were slightly offset by European sales which increased $46,029, or 25.1%, in the third quarter of Fiscal 2016 compared to the third quarter of Fiscal 2015.

Sales in the Balancer segment decreased $577,805, or 10.2%, to $5,088,696 for the nine months ended February 29, 2016 compared to $5,666,501 for the nine months ended February 28, 2015. The decrease in worldwide balancer sales for the nine month period ended February 29, 2016 is primarily attributed to a significant decline in sales into China and decreased sales into other parts of Asia and Europe. China sales decreased $470,673, or 37.9%, for the nine months ended February 29, 2016 as compared to the nine months ended February 28, 2015. Other Asia sales decreased $79,384, or 9.0%, in the nine months ended February 29, 2016 compared to the same period in the prior year. European sales decreased $11,543, or 1.5%, in the first three quarters of Fiscal 2016 compared to the first three quarter of Fiscal 2015. Sales in other regions of the world decreased $63,558, or 47.2%, in the nine months ended February 29, 2016 as compared to the same period in the prior year. Sales in North America increased $47,353, or 1.8%, for the nine months ended February 29, 2016 as compared to the nine months ended February 28, 2015. The levels of demand for our Balancer products in any of the geographic markets cannot be forecasted with any certainty given the recent volatility in the global economy and the historical volatility experienced in these markets.

Sales in the Measurement segment increased $140,857, or 12.7%, to $1,247,993 in the three months ended February 29, 2016 compared to $1,107,136 in the three months ended February 28, 2015. Sales of Acuity laser-based distance measurement and dimensional sizing products increased in the amount of $133,594, or 30.6%, for the three months ended February 29, 2016 as compared to the same period in the prior year. Sales of SMS light-scatter laser-based surface measurement products in the three months ended February 29, 2016 increased $53,857, or 87.2%, as compared to the same period in the prior year. Sales of Xact remote tank monitoring products and revenues from monitoring services also posted an increase of $11,037, or 2.2%, for the third quarter of Fiscal 2016 as compared to the same period in the prior year. These increases were offset in part by decreases in sales of our Lasercheck products which decreased $57,631, or 55.0%, for the three months ended February 29, 2016 as compared to the same period in the prior year.

Sales in the Measurement segment increased $73,013, or 2.1%, to $3,617,922 in the nine months ended February 29, 2016 compared to $3,544,909 in the nine months ended February 28, 2015. Sales of Acuity laser-based distance measurement and dimensional sizing products increased $412,449, or 28.0%, for the nine months ended February 29, 2016 as compared to the same period in the prior year. In addition, sales of Xact remote tank monitoring products and revenues from monitoring services increased $64,631, or 5.5%, during the first three quarters of Fiscal 2016 as compared to the same period in the prior year. Sales of SMS and Lasercheck light-scatter laser-based surface measurement products in the nine months ended February 29, 2016 decreased $404,067, or 45.3%, as compared to the same period in the prior year. Given the recent volatility in these markets, future sales of laser-based measurement products cannot be forecasted with any certainty.

Gross margin – Gross margin for the three months ended February 29, 2016 decreased to 42.1% as compared to 44.9% for the three months ended February 28, 2015. Gross margin for the nine months ended February 29, 2016 decreased to 43.4% as compared to 47.4% for the nine months ended February 28, 2015. The overall decrease in gross margin in both the three and nine months periods ended February 29, 2016 as compared to the three and nine month ended February 28, 2015 is primarily influenced by shifts in the product sales mix.

Operating expenses – Operating expenses decreased $27,215, or 1.8%, to $1,473,655 for the three months ended February 29, 2016 as compared to $1,500,870 for the three months ended February 28, 2015. General, administrative and sales expenses increased $492 for the three months ended February 29, 2016 as compared to the same period in the prior year with increases in sales-related travel expense offset by reductions in sales commissions and professional, legal and accounting expenses. This increase in general, administrative and sales expense was offset by a decrease in spending of $27,707, or 28.9%, for research and development for the quarter ended February 29, 2016 as compared to the same quarter in the prior year.

Operating expenses increased $216,267, or 4.8%, to $4,752,584 for the nine months ended February 29, 2016 as compared to $4,536,317 for the nine months ended February 28, 2015. General, administrative and sales expenses increased $281,657, or 6.6%, for the nine months ended February 29, 2016 as compared to the same period in the prior year due to increases in sales commissions and personnel expense, increases in patent expenses and increases in sales-related travel and general office and utilities costs offset by a reduction in trade show expenses. This increase was offset by a decrease in spending of $65,390, or 22.3%, for research and development for the first three quarters of Fiscal 2016 as compared to the same period in the prior year.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $(260) and $(742) for the three months ended February 29, 2016 and February 28, 2015, respectively and $(1,293) and $(2,628) for the nine months ended February 29, 2016 and February 28, 2015, respectively. Foreign currency exchange gains (losses) were $(33,871) and $(14,848) for the three months ended February 29, 2016 and February 28, 2015, respectively and $(58,166) and $(8,593) for the nine months ended February 29, 2016 and February 28, 2015, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the periods noted.

Income taxes – The Company’s effective tax rate on consolidated net loss was 2.0% for the nine months ended February 29, 2016. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2016 will be approximately 2.3% due to the items noted above.

Net loss – Net loss was $450,906, or $(0.15) per diluted share, for the three months ended February 29, 2016 as compared to a net loss of $168,371, or $(0.06) per diluted share, for the three months ended February 28, 2015. Net loss was $1,049,755, or $(0.35) per diluted share, for the nine months ended February 29, 2016 as compared to a net loss of $186,428, or $(0.06) per diluted share, for the same period in the prior year. Net loss for the three months ended February 29, 2016 is primarily due to decreases in balancer sales and the impact of shifts in product mix towards lower margin products offset by increased sales of products in the measurement segment and decreases in operating expenses. Net loss for the nine months ended February 29, 2016 is primarily due to decreases in balancer sales, the impact of shifts in product mix towards lower margin products and increases in operating expenses offset in part by increases in sales of measurement products.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased to $6,695,845 as of February 29, 2016 as compared to $7,553,315 as of May 31, 2015. Cash and cash equivalents decreased $660,289 to $1,135,365 as of February 29, 2016 from $1,795,654 as of May 31, 2015.

Cash used in operating activities totaled $678,745 for the nine months ended February 29, 2016 as compared to cash provided by operating activities of $235,364 for the nine months ended February 28, 2015. The change in cash used in operating activities was primarily impacted by the net loss of $1,049,755 for the nine months ended February 29, 2016 as compared to net loss of $186,428 for the nine months ended February 28, 2015. Changes in accounts receivable, inventories and accounts payable and other accrued liabilities also impacted the total cash provided by/used in operating activities and the changes are the result of timing of receipts and payments.

At February 29, 2016, the Company had accounts receivable of $1,984,806 as compared to $2,660,426 at May 31, 2015. The decrease in accounts receivable of $675,620 was due to timing of receipts. Inventories increased $217,425 to $4,774,992 as of February 29, 2016 compared to $4,557,567 at May 31, 2015, which is due primarily to the timing of purchases across our product lines. At February 29, 2016, total current liabilities decreased $283,295 to $1,332,036 as compared to $1,615,331 at May 31, 2015. The decrease in accounts payable and other accrued expenses is primarily due to the timing of payments to our vendors and a decrease in accrued commissions.

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

Evaluation of Disclosure Controls and Procedures

As of February 29, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC. (Registrant)

Date:	April 13, 2016	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer