Form 10-K
period 2016-05-31
SCHMITT INDUSTRIES INC
filed 2016-08-05
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,557,800 based upon the closing price of $2.71 reported for such date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of July 31, 2016, the registrant had 2,995,910 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

The SB-5500 also offers two process control cards that fit inside the control panel to provide enhanced control of the grinding process: the ExactControl™ card and the ExactDress™ card. The ExactControl process control card offers multi-functional grinding process control capability by detecting and analyzing either the AE signal pattern or the machine power fluctuations and then using one of seven process control strategies to adjust and optimize the grinding process based on that signal data, resulting in improved part quality and reduced operating costs. Software control strategies include ExactDisplay (graphically displays the measurement signal), ExactGap (displays and evaluates the measurement signal against a predetermined signal threshold to automatically determine when the grinding wheel touches the work piece and to shorten the time between grinding work pieces), ExactTime (displays and evaluates the time interval of a measurement signal that is above a predetermined signal threshold to monitor the minimum or maximum processing time, ExactIntegral (displays and evaluates the area under a measurement signal curve to optimize the grinding process for the particular work piece), and ExactDress (displays and evaluates the measurement signal and compares it to a standard threshold to optimize the grinding wheel dress process).

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

Machine Tool Rebuilders – These customers, found in most, if not all, industrialized nations, develop their business by offering to completely update and refurbish older grinding machines. These rebuilders typically tear the old machine apart and install new components, such as the SBS system. The Company currently sells its products directly to major machine tool rebuilders throughout the world.

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

For the years ended May 31, 2016, May 31, 2015 and May 31, 2014 (Fiscal 2016, 2015 and 2014), net sales of the Company’s balancing products totaled $6,962,746, $7,850,236 and $7,721,211, respectively. Net sales of balancing products accounted for 60%, 60% and 64% of the Company’s total sales in Fiscal 2016, 2015 and 2014, respectively. See Note 5 to Consolidated Financial Statements.

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

The new AQ6 laser line sensor offers higher speed and higher resolution, with models from 0.3 megapixels to over 12 megapixels. The AQ6 uses the latest in new high density CMOS camera design with new Gigabit Ethernet communications and the newly released GeniCam high speed vision protocols. This allows the customer to increase the resolution on the target and reduce the amount of sensors needed for larger parts. The new outputs also will allow for a faster and less expensive integration of the sensor into the customer’s application. Applications include pipe and tube manufacturers, large laser line applications for flaw detection, and high accuracy scans of difficult targets. The AQ6 also lends itself to custom OEM applications with laser lines of over 80 inches in length. Currently there are 9 models available.

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

Remote Tank Monitoring Products

The Company’s Xact Tank Monitoring System provides remote fill level monitoring of propane, diesel and other tank-based liquids for tanks, large or small, anywhere in the world. Accessing accurate fill level information is essential to effectively manage inventory, improve delivery efficiency, reduce operating costs and increase profitability, and justify capital expenditures. The Xact system utilizes an ultrasonic sensor that is applied externally to the tank to calculate the fill level inside the tank with great accuracy (+/- 2% for large tanks, +/-1% for small tanks). The Xact system can also be installed to measure the fill levels of bobtail and transport trucks. For smaller tanks that are difficult to access or where the precise accuracy provided by the ultrasonic sensor is not as important, Xact also offers a sensor that is affixed to the dial of a preinstalled float gauge (known as a “gauge reader”) which detects the fill level that is reported by the gauge. Float gauges have a typical accuracy of +/- 8% to 12%. Tank fill data is then transmitted via the Globalstar® satellite network to a secure website for display. There is no reliance on phone land lines or cellular networks and therefore no dropped data. The use of satellite telemetry permits monitoring of any tank anywhere in the world. With the Xact system, minimum or maximum alarm or fill levels can be set to automatically notify operators by email anytime a particular tank reading exceeds thresholds or needs refilling. The Xact system can be used to monitor tanks as small as 125 gallons (473 liters) and as large as 90,000 gallons (340,686 liters). With Xact, operators can obtain timely and accurate readings of inventory levels and tank refill requirements on a predetermined timely basis.

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

In Fiscal 2016, 2015 and 2014, net sales of Measurement products totaled $4,722,607, $5,218,855 and $4,413,295, respectively, and accounted for 40%, 40% and 36% of the Company’s total sales in Fiscal 2016, 2015 and 2014, respectively. See Note 5 to Consolidated Financial Statements.

Sales by Geographic Area

In Fiscal 2016, 2015 and 2014, the Company recorded net sales of its products in the United States, its country of domicile, of $6,931,278, $7,174,257 and $6,704,239, respectively. Net sales in the last three fiscal years by geographic areas were:

	North America	Europe	Asia	Others
Fiscal 2016	$7,749,753	$1,435,280	$2,288,550	$211,770
Fiscal 2015	$8,165,269	$1,194,186	$3,388,757	$320,879
Fiscal 2014	$7,474,067	$1,773,928	$2,693,767	$192,744

Business and Marketing Strategy

The Company designs, manufactures and markets all of its products with operations divided into a number of different channels and geographies.

Balancer Segment Products

The Company markets and sells its SBS products in a variety of ways. First, selling channels are provided by independent manufacturers’ representatives and distributors. There are currently approximately 65 individuals and/or organizations throughout the world acting in one of these capacities, including approximately 15 in the United States and 15 in China.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of its business segments. The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments. During Fiscal 2016, 2015 and 2014, the Company’s research and development expense totaled $287,672, $378,305 and $475,430, respectively.

Employees

As of July 31, 2016, the Company employed 54 individuals worldwide on a full-time basis. There were no part-time or temporary employees. None of the Company’s employees are covered by a collective bargaining agreement.

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

Past distress in the global financial markets and global economy resulted in reduced liquidity and a tightening of credit markets. If these conditions were to reoccur, the Company could experience several potential adverse effects, including the inability of customers to obtain credit to finance purchases of the Company’s products, the insolvency of customers resulting in reduced sales and bad debts, and the insolvency of key suppliers resulting in product development and production delays.

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

The Company’s efforts to continue to accelerate growth of the Xact Tank Monitoring System may not be successful

The Xact Tank Monitoring System measures the fill levels of tanks holding propane, diesel and other tank-based liquids and communicates that data via satellite to a secure web site. The Company’s efforts to continue to accelerate the growth of Xact in its two primary markets of North America and Latin America may not be successful, anticipated market demand for the products may not materialize, and additional products or market opportunities may not be identified, developed and brought to market in a timely and cost-effective manner. All of this could continue to negatively impact future operating results and result in large and immediate write-offs of recorded intangible asset balances.

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

The Company’s existing cash may not be sufficient and the Company may not be able to obtain financing to fund operations or future growth

The Company had a cash balance of $988,686 as of May 31, 2016, compared to $1,795,654 as of May 31, 2015, and has no bank line of credit facility. The Company believes that its existing cash and investments combined with the cash from operating activities will be sufficient to meet its cash requirements for the near term. However, if sales weaken and the Company is unable to reduce its operating costs in a timely manner or access additional financing, the Company may have to continue to reduce its cash balance, which could significantly impact the liquidity or operations of the Company, and may have to explore other financing alternatives to raise cash.

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

The Company may experience a downturn due to the risks of operating a global business

Sales to customers outside the U.S. accounted for 40.7% of total sales in Fiscal 2016. We expect that sales to customers outside the U.S. will continue to represent a significant percentage of sales in the future. We currently have a sales and service office in Coventry, England and a sales office in Shanghai, China. We may need to increase our foreign operations in the future. Our international sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside of our control, including periodic local or geographical economic downturns, fluctuations in the relative values of currencies, difficulties in protecting intellectual property, shipping delays and disruptions, local labor disputes, unexpected changes in trading policies, regulatory requirements, tariffs and duties and difficulties in managing a global presence, including staffing, collecting accounts receivable, and managing distributors and sales representatives.

The Company faces risks from international sales and currency fluctuations

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. International sales are subject to a number of risks, including: the imposition of governmental controls; trade restrictions; difficulty in collecting receivables; changes in tariffs and taxes; difficulties in staffing and managing international operations; political and economic instability; general economic conditions; and fluctuations in foreign currencies. In a referendum held in the United Kingdom (“UK”) on June 23, 2016, a majority of those voting voted for the UK to leave the European Union (“EU”) (commonly referred to as “Brexit”). The terms of the UK’s future relationship with the EU will be negotiated over time. In the meantime, there are immediate uncertainties that face U.S. companies with operations in the UK and the EU, of which Schmitt is one of those companies. Specifically, currency fluctuations will impact sales, costs and earnings. At one point shortly after the Brexit vote, the British pound fell more than 10% to the lowest level since 1985. Currencies could remain volatile for the foreseeable future. No assurances can be given that these factors will not have a material adverse effect on future international sales and operations and, consequently, on business, financial condition and results of operations.

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

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings totaling approximately 40,500 square feet. SEL occupies a 1,080-square foot facility in Coventry, England pursuant to a three-year lease, which will expire in March 2017. The current basic monthly rent amount is £1,002 ($1,496 as of May 31, 2016).

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

Year Ended May 31, 2015	High	Low
First Quarter	$3.06	$2.65
Second Quarter	$3.20	$2.70
Third Quarter	$2.99	$2.65
Fourth Quarter	$2.80	$2.62

Year Ended May 31, 2016	High	Low
First Quarter	$2.92	$2.63
Second Quarter	$3.16	$2.56
Third Quarter	$2.70	$2.08
Fourth Quarter	$2.49	$2.11

As of July 31, 2016, there were 2,995,910 shares of Common Stock outstanding held by approximately 66 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 700 individual holders of shares of Common Stock.

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

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2016:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	147,500	$3.11	247,500
Equity compensation plans not approved by security holders	0	0	0

	147,500	$3.11	247,500

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

In thousands, except per share information

Year Ended	5/31/2016	5/31/2015	5/31/2014	5/31/2013	5/31/2012
Net sales	$11,685	$13,069	$12,135	$12,452	$14,437
Net income (loss)	$(1,515)	$(94)	$(540)	$(540)	$77
Net income (loss) per common share, basic	$(0.51)	$(0.03)	$(0.18)	$(0.18)	$0.03
Weighted average number of common shares, basic	2,996	2,996	2,996	2,991	2,930
Net income (loss) per common share, diluted	$(0.51)	$(0.03)	$(0.18)	$(0.18)	$0.03
Weighted average number of common shares, diluted	2,996	2,996	2,996	2,991	2,944
Stockholders’ equity	$8,004	$9,489	$9,613	$10,015	$10,484
Total assets	$9,635	$11,104	$10,824	$11,625	$12,026
Long-term debt (including current portion)	$0	$0	$0	$0	$0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the fiscal year ended May 31, 2016 (Fiscal 2016), total sales decreased $1,383,738, or 10.6%, to $11,685,353 from $13,069,091 in the fiscal year ended May 31, 2015 (Fiscal 2015).

The focus of Balancer segment sales throughout the world is on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets of North America, Asia, and Europe. Balancer sales decreased $887,490, or 11.3%, to $6,962,746 in Fiscal 2016 compared to $7,850,236 in Fiscal 2015. Sales to customers in Europe increased $173,359, or 16.0%, to $1,259,868 in Fiscal 2016 compared to $1,086,509 in Fiscal 2015. Sales to customers in the rest of the world decreased $1,060,849, or 15.7%, from Fiscal 2015 to Fiscal 2016 with sales into China and other parts of Asia accounting for 77% of the decrease.

The Measurement segment product lines consist of the SMS and Lasercheck laser-based surface microroughness measurement systems, the Acuity laser-based distance measurement and dimensional sizing laser sensors, and the Xact ultrasonic-based remote tank monitoring products. Total Measurement segment sales decreased $496,248, or 9.5%, to $4,722,607 for Fiscal 2016 as compared to $5,218,855 for Fiscal 2015. The overall decrease in sales in the Measurement segment is primarily attributed to decreased sales in our SMS product line of $886,468, or 71.7%, which had sales of two CASI machines included in its Fiscal 2015 results which were not repeated in Fiscal 2016. This decrease was, in part, offset by increased sales in our Acuity product line. Acuity posted sales of $2,401,465 in Fiscal 2016 as compared to $1,991,596 in Fiscal 2015, an increase of $409,869, or 20.6%.

Operating expenses increased $98,613, or 1.6%, to $6,303,769 in Fiscal 2016 from $6,205,156 in Fiscal 2015. General, administrative and sales expenses increased $189,246, or 3.2%, in Fiscal 2016 to $6,016,097 as compared to $5,826,851 in the prior fiscal year. This increase was offset by a decrease in spending of $90,633, or 24.0%, for research and development expenses in Fiscal 2016 as compared to the same period in the prior year.

Net loss was $1,515,189, or $(0.51) per fully diluted share, for the year ended May 31, 2016 as compared to net loss of $93,669, or $(0.03) per fully diluted share, for the year ended May 31, 2015.

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

Recently issued accounting pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Year Ended May 31,
	2016		2015		2014
Balancer sales	$6,962,746	59.6%	$7,850,236	60.1%	$7,721,211	63.6%
Measurement sales	4,722,607	40.4%	5,218,855	39.9%	4,413,295	36.4%

Total sales	11,685,353	100.0%	13,069,091	100.0%	12,134,506	100.0%
Cost of sales	6,818,058	58.3%	6,928,394	53.0%	6,508,360	53.6%

Gross profit	4,867,295	41.7%	6,140,697	47.0%	5,626,146	46.4%

Operating expenses:
General, administration and sales	6,016,097	51.5%	5,826,851	44.6%	5,663,121	46.7%
Research and development	287,672	2.5%	378,305	2.9%	475,430	3.9%

Total operating expenses	6,303,769	53.9%	6,205,156	47.5%	6,138,551	50.6%

Operating loss	(1,436,474)	(12.3%)	(64,459)	(0.5%)	(512,405)	(4.2%)
Other expense	(58,713)	(0.5%)	(19,123)	(0.1%)	(17,887)	(0.1%)

Loss before income taxes	(1,495,187)	(12.8%)	(83,582)	(0.6%)	(530,292)	(4.4%)
Provision for income taxes	20,002	0.2%	10,087	0.1%	9,332	0.1%

Net loss	$(1,515,189)	(13.0%)	$(93,669)	(0.7%)	$(539,624)	(4.4%)

Sales – Sales in the Balancer segment decreased $887,490, or 11.3%, to $6,962,746 for Fiscal 2016 compared to $7,850,236 for Fiscal 2015. While sales in the overall Balancing segment declined in Fiscal 2016, sales to customers in Europe increased $173,359, or 16.0%, to $1,259,868 in Fiscal 2016 compared to $1,086,509 in Fiscal 2015. This increase is the direct result of the targeted market strategy we have been pursuing in that geographic area. Sales to customers in the rest of the world decreased $1,060,849, or 15.7%, from Fiscal 2015 to Fiscal 2016, with sales into China and other parts of Asia accounting for $819,666, or 77%, of the decrease. Sales into China decreased $555,076, or 31.6%, during Fiscal 2016 as compared to Fiscal 2015 and sales into other parts of Asia decreased $264,590, or 21.7%, during Fiscal 2016 as compared to Fiscal 2015. North American sales decreased $90,869, or 2.6%, during the year ended May 31, 2016 and compared to the prior fiscal year. The economic circumstances in China, in the other Asia markets and in the North American market appear to be significantly contributing to the decline in sales experienced in Fiscal 2016. The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in these markets.

Sales in the Measurement segment decreased $496,248, or 9.5%, to $4,722,607 in Fiscal 2016 compared to $5,218,855 in Fiscal 2015. The overall decrease in sales in the Measurement segment is primarily attributed to decreased sales in our SMS product line of $886,468, or 71.7%, which had sales of two CASI machines included in its Fiscal 2015 results which were not repeated in Fiscal 2016. This decrease was, in part, offset by increased sales in our Acuity product line. Acuity posted sales of $2,401,465 in Fiscal 2016 as compared to $1,991,596 in Fiscal 2015, an increase of $409,869, or 20.6%. In addition, sales of Xact remote tank monitoring products and the related monitoring revenues increased $75,332, or 4.4%, to $1,771,271 in Fiscal 2016 as compared to $1,695,939 in Fiscal 2015, and sales of Lasercheck laser-based surface measurement products decreased $94,981, or 32.2%, to $200,177 in Fiscal 2016 as compared to $295,158 in Fiscal 2015. Future sales of laser-based or ultrasonic measurement products cannot be forecasted with any certainty given the historical volatility experienced in this market.

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

Gross margin – Gross margin in Fiscal 2016 decreased to 41.7% compared to 47.0% in Fiscal 2015. Gross margin in Fiscal 2015 increased to 47.0% compared to 46.4% in Fiscal 2014. The variances in gross margin between the periods presented was primarily influenced by shifts in the product sales mix from higher to lower margin product line sales.

Operating expenses – Operating expenses increased $98,613, or 1.6%, to $6,303,769 for Fiscal 2016 compared to $6,205,156 for Fiscal 2015. General, administrative and sales expenses increased $189,246, or 3.2%, to $6,016,097 in Fiscal 2015 compared to $5,826,851 in the prior year. This increase was a result of increases in sales commissions, salaries and related payroll expense in the early part of Fiscal 2016 and increases in general office and utilities costs for Fiscal 2016, offset by decreases in depreciation expense. This increase in general, administrative and sales expenses was offset by a decrease in spending of $90,633, or 24.0%, for research and development in Fiscal 2016 as compared to Fiscal 2015.

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

Other income (expense) – Other income (expense) consists of interest income, interest expense, foreign currency exchange gain (loss) and other income (expense). Interest income was $1,338, $191 and $1,558 in Fiscal 2016, 2015 and 2014, respectively. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense was $2,988, $3,452 and $9,158 in Fiscal 2016, 2015 and 2014, respectively. Fiscal 2016 and 2015 interest expense is related to the capital lease of a piece of manufacturing equipment. Fiscal 2014 interest expense was related to the interest charges on the outstanding balances on our line of credit. Foreign currency exchange loss was $57,406, $33,411 and $23,375 in Fiscal 2016,

2015 and 2014, respectively. The foreign currency exchange loss fluctuated with the strength of foreign currencies against the U.S. dollar during the respective periods. In Fiscal 2016, 2015 and 2014, other income included gains in the amounts of $299, $17,500 and $13,667, respectively, which were the result of sales of certain fixed assets.

Income tax provision – The effective tax rate in Fiscal 2016 was 1.3%. The effective tax rate on consolidated net loss in Fiscal 2016 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance. The effective tax rate in Fiscal 2015 was 12.1%. The effective tax rate on consolidated net loss in Fiscal 2015 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting, offset by tax credits related to research and experimentation expenses. The effective tax rate in Fiscal 2014 was 1.8%. The effective tax rate on consolidated net loss in Fiscal 2014 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting, offset by tax credits related to research and experimentation expenses.

Net income (loss) – Net loss was $1,515,189, or $(0.51) per fully diluted share, for the year ended May 31, 2016 as compared to net loss of $93,669, or $(0.03) per fully diluted share, for the year ended May 31, 2015. Net loss for Fiscal 2016 was primarily the result of the decline in sales to our customers in China, other Asia markets and North America within the Balancer segment, lower sales in the SMS product line and higher operating expenses. Net loss was $93,669, or $(0.03) per fully diluted share, for the year ended May 31, 2015 as compared to net loss of $539,624, or $(0.18) per fully diluted share for the year ended May 31, 2014. Net loss for Fiscal 2015 reflected increased sales and a higher gross margin percentage, which was partially offset by an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $1,227,608 to $6,325,707 as of May 31, 2016 compared to $7,553,315 as of May 31, 2015. Cash and cash equivalents decreased $806,968 from $1,795,654 as of May 31, 2015 to $988,686 as of May 31, 2016.

Cash used in operating activities was $819,808 in Fiscal 2016, as compared to cash provided by operating activities of $390,146 in Fiscal 2015 and cash used in operations of $392,376 in Fiscal 2014. The amount of cash used in or provided by operating activities was primarily impacted by the amount of the net loss in each of the fiscal years, the timing of collections of accounts receivable, shifts in the level of inventories, and the timing of payments of accounts payable.

At May 31, 2016, accounts receivable decreased $561,344 to $2,099,082 compared to $2,660,426 as of May 31, 2015. The decrease in accounts receivable was due to the decrease in sales in the second half of Fiscal 2016 and the timing of collections. Inventories increased $170,410 to $4,727,977 as of May 31, 2016 compared to $4,557,567 as of May 31, 2015 as a result of lower level of sales occurring during Fiscal 2016. At May 31, 2016, total current liabilities increased $15,369 to $1,630,700 as compared to $1,615,331 at May 31, 2015.

During Fiscal 2016, net cash provided by investing activities of $11,430 consisted primarily of the proceeds from the disposition of some office equipment, offset by the purchase of computer equipment. During Fiscal 2015, net cash used in investing activities of $49,127 consisted primarily of the addition of a new vehicle and new manufacturing and computer equipment, offset by the proceeds from the disposition of one of the Company’s vehicles. During Fiscal 2014, net cash used in investing activities of $36,692 consisted primarily of additions to property and equipment of new manufacturing and computer equipment, offset by proceeds from the disposition of one of the Company’s vehicles.

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

QUARTERLY FINANCIAL DATA

In thousands, except per share information (unaudited)

2016 Quarter Ended	August 31	November 30	February 29	May 31
Net sales	$3,104	$3,074	$2,528	$2,979
Gross profit	$1,442	$1,276	$1,063	$1,085
Net loss	$(195)	$(404)	$(451)	$(465)
Net loss per share, basic	$(0.07)	$(0.13)	$(0.15)	$(0.16)
Net loss per share, diluted	$(0.07)	$(0.13)	$(0.15)	$(0.16)

2015 Quarter Ended	August 31	November 30	February 28	May 31
Net sales	$3,049	$3,152	$3,011	$3,858
Gross profit	$1,464	$1,554	$1,350	$1,773
Net income (loss)	$52	$(70)	$(168)	$93
Net income (loss) per share, basic	$0.02	$(0.02)	$(0.06)	$0.03
Net income (loss) per share, diluted	$0.02	$(0.02)	$(0.06)	$0.03

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2016. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its cash equivalents.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. During FY2014, the Company allowed its variable rate line of credit facility with a bank to expire, and as such there was no outstanding balance as of May 31, 2016. Also, there is no other long-term obligation whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For Fiscal 2016, 2015 and 2014, results of operations included losses on foreign currency translation of $57,406, $33,411 and $23,375, respectively. The foreign exchange gains or losses in Fiscal 2016, 2015 and 2014 are primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8.	Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2016	May 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$988,686	$1,795,654
Accounts receivable, net	2,099,082	2,660,426
Inventories	4,727,977	4,557,567
Prepaid expenses	132,230	153,970
Income taxes receivable	8,432	1,029

	7,956,407	9,168,646
Property and equipment, net	965,452	1,110,878
Other assets
Intangible assets, net	712,881	824,411

TOTAL ASSETS	$9,634,740	$11,103,935

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$877,167	$834,002
Accrued commissions	273,147	284,944
Accrued payroll liabilities	148,823	140,872
Other accrued liabilities	331,563	355,513

Total current liabilities	1,630,700	1,615,331

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at May 31, 2016 and May 31, 2015	10,569,522	10,511,324
Accumulated other comprehensive loss	(394,518)	(366,945)
Accumulated deficit	(2,170,964)	(655,775)

Total stockholders’ equity	8,004,040	9,488,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,634,740	$11,103,935

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended May 31,
	2016	2015	2014
Net sales	$11,685,353	$13,069,091	$12,134,506
Cost of sales	6,818,058	6,928,394	6,508,360

Gross profit	4,867,295	6,140,697	5,626,146

Operating expenses:
General, administration and sales	6,016,097	5,826,851	5,663,121
Research and development	287,672	378,305	475,430

Total operating expenses	6,303,769	6,205,156	6,138,551

Operating loss	(1,436,474)	(64,459)	(512,405)
Other expense	(58,713)	(19,123)	(17,887)

Loss before income taxes	(1,495,187)	(83,582)	(530,292)
Provision for income taxes	20,002	10,087	9,332

Net loss	$(1,515,189)	$(93,669)	$(539,624)

Net loss per common share, basic	$(0.51)	$(0.03)	$(0.18)

Weighted average number of common shares, basic	2,995,910	2,995,910	2,995,910

Net loss per common share, diluted	$(0.51)	$(0.03)	$(0.18)

Weighted average number of common shares, diluted	2,995,910	2,995,910	2,995,910

Comprehensive loss
Net loss	$(1,515,189)	$(93,669)	$(539,624)
Foreign currency translation adjustment	(27,573)	(103,608)	68,587

Total comprehensive loss	$(1,542,762)	$(197,277)	$(471,037)

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2016	2015	2014
Cash flows relating to operating activities
Net loss	$(1,515,189)	$(93,669)	$(539,624)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	245,824	266,572	328,293
Gain on disposal of property and equipment	(299)	(17,500)	(13,667)
Stock based compensation	58,198	72,574	57,726
(Increase) decrease in:
Accounts receivable	548,650	(455,905)	(224,309)
Inventories	(192,509)	205,399	292,594
Prepaid expenses	20,737	(3,701)	69,201
Income taxes receivable	(7,403)	310	46,756
Increase (decrease) in:
Accounts payable	46,787	326,899	(411,954)
Accrued liabilities and customer deposits	(24,604)	89,377	2,398
Income taxes payable	0	(210)	210

Net cash provided by (used in) operating activities	(819,808)	390,146	(392,376)

Cash flows relating to investing activities
Purchase of property and equipment	(3,520)	(66,627)	(56,192)
Proceeds from sale of property and equipment	14,950	17,500	19,500

Net cash provided by (used in) investing activities	11,430	(49,127)	(36,692)

Cash flows relating to financing activities
Common stock issued on exercise of stock options	0	0	11,500
Increase in line of credit	0	0	400,000
Payments on line of credit	0	0	(400,000)

Net cash provided by financing activities	0	0	11,500

Effect of foreign exchange translation on cash	1,410	(55,930)	19,062

Increase (decrease) in cash and cash equivalents	(806,968)	285,089	(398,506)
Cash and cash equivalents, beginning of period	1,795,654	1,510,565	1,909,071

Cash and cash equivalents, end of period	$988,686	$1,795,654	$1,510,565

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$27,496	$9,978	$8,989

Cash paid during the year for interest	$2,988	$3,452	$9,159

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total
Balance, May 31, 2013	2,990,910	$10,369,524	$(331,924)	$(22,482)	$10,015,118
Stock options exercised net of related tax benefit of $0	5,000	11,500	0	0	11,500
Stock based compensation	0	57,726	0	0	57,726
Net loss	0	0	0	(539,624)	(539,624)
Other comprehensive income	0	0	68,587	0	68,587

Balance, May 31, 2014	2,995,910	10,438,750	(263,337)	(562,106)	9,613,307
Stock based compensation	0	72,574	0	0	72,574
Net loss	0	0	0	(93,669)	(93,669)
Other comprehensive income	0	0	(103,608)	0	(103,608)

Balance, May 31, 2015	2,995,910	10,511,324	(366,945)	(655,775)	9,488,604
Stock based compensation	0	58,198	0	0	58,198
Net loss	0	0	0	(1,515,189)	(1,515,189)
Other comprehensive loss	0	0	(27,573)	0	(27,573)

Balance, May 31, 2016	2,995,910	$10,569,522	$(394,518)	$(2,170,964)	$8,004,040

The accompanying notes are an integral part of these consolidated statements.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014

NOTE 1

THE COMPANY

Schmitt Industries, Inc. (the “Company”) designs, manufactures, and sells high precision test and measurement products for two main business segments: the Balancer segment and the Measurement segment. The Company designs, manufactures, and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines (the “Balancer segment”). Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement products for a variety of scientific applications, and ultrasonic measurement products that accurately measure the liquid levels of propane and diesel tanks and transmit that data via satellite to a secure web site for display (the “Measurement segment”).

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

Cash and Cash Equivalents

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014

operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $42,387 and $56,370 as of May 31, 2016 and 2015, respectively.

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

	2016	2015
Raw materials	$2,030,655	$1,845,037
Work-in-process	1,059,864	836,346
Finished goods	1,637,458	1,876,184

	$4,727,977	$4,557,567

Property and Equipment

Property and equipment are stated at cost, less depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; three years for vehicles; and twenty-five years for buildings and improvements. Expenditures for maintenance and repairs are charged to expense as incurred. As of May 31 property and equipment consisted of:

	2016	2015
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,344,343	1,381,691
Vehicles	96,587	96,587

	3,554,454	3,591,802
Less accumulated depreciation	(2,589,002)	(2,480,924)

	$965,452	$1,110,878

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014

Intangible Assets

Amortizable intangible assets, which include purchased technology and patents, are amortized over their estimated useful lives ranging from five to seventeen years. As of May 31, 2016 and 2015, amortizable intangible assets were $2,200,883, and accumulated amortization was $1,488,002 and $1,376,472, respectively. Amortization expense for each of the following years ending May 31 is expected to be as follows:

Year ending May 31,
2017	111,531
2018	104,583
2019	104,583
2020	104,583
2021	104,583
Thereafter	183,018

$712,881

Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2016, no impairment existed.

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

Advertising

Advertising costs included in general, administration and sales, are expensed when the advertising first takes place. Advertising expense was $27,762, $33,451 and $45,155 for the years ended May 31, 2016, 2015 and 2014, respectively.

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

FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 118, 3,375 and 7,636 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the years ended May 31, 2016, 2015 and 2014, respectively.

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

FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.

In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the date of the original effective date, for interim and annual reporting periods beginning after December 15, 2016.

The Company is currently evaluating the provisions of ASU 2015-14 and ASU 2014-09.

NOTE 3

INCOME TAXES

The provision for income taxes is as follows:

	Year ended May 31,
	2016	2015	2014
Current	$20,002	$10,087	$9,332
Deferred	(533,357)	3,558	(155,252)
Change in valuation allowance	533,357	(3,558)	155,252

Total provision for income taxes	$20,002	$10,087	$9,332

Deferred tax assets are comprised of the following components:

	2016	2015
Basis difference of assets	$321,511	$336,196
Inventory related items	276,887	260,152
Other reserves and liabilities	119,460	111,694
Net operating loss carryforward	1,369,399	850,655
General business and other credit carryforward	454,246	454,060
Other deferred items, net	12,933	8,322

Gross deferred tax assets	2,554,436	2,021,079
Deferred tax asset valuation allowance	(2,554,436)	(2,021,079)

Net deferred tax asset	$0	$0

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax bases of assets and liabilities. During the years ended May 31, 2016, 2015 and 2014, the Company increased its valuation allowance $533,357, $3,558, and $155,252 respectively, as a result of the increase in the Company’s deferred tax assets. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent losses have been given more weight than projected future income when determining the need for a valuation allowance.

The Company has federal net operating loss carryforwards of approximately $3.1 million which begin to expire in 2030 along with the federal general business and other credit carryforwards. The Company has state net operating loss carryforwards of approximately $3.7 million which begin to expire in 2024.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax loss due to the following:

	Year ended May 31,
	2016	2015	2014
Statutory federal tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.4)	(4.4)	(4.4)
Change in deferred tax valuation allowance	35.7	3.8	29.3
Stock-based compensation	1.2	28.1	4.2
R&E tax credits	0.7	(21.6)	1.5
Effect of foreign income tax rates	1.1	11.1	1.8
Permanent and other differences	1.0	29.1	3.4

Effective tax rate	1.3%	12.1%	1.8%

Each year the Company files income tax returns in the various federal, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. The liability for unrecognized tax benefits was $0 as of May 31, 2016 and 2015.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of May 31, 2016 and 2015.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2013 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014

NOTE 4

COMMITMENTS AND CONTINGENCIES

The Company entered into a 5-year lease of manufacturing equipment in May 2014. The lease is classified as a capital lease and the asset, valued at $38,890, is included in the furniture, fixtures and equipment amount in Note 2 – Property and Equipment as of May 31, 2016 and 2015.

The future minimum lease payments under the capital lease for each of the years ending May 31 are as follows:

Year ending May 31,
2017	$9,019
2018	9,019
2019	12,384
2020	0
2021	0
Thereafter	0

Total minimum lease payments	30,422
Less: amount representing interest	(4,115)

Present value of minimum lease payments (1)	$26,307

(1)	Reflected in other accrued liabilities on the balance sheet as of May 31, 2016 and 2015.

The Company leases certain facilities and equipment to support operations under non-cancelable operating leases and other contractual obligations. Total lease expense under operating leases for the years ended May 31, 2016, 2015 and 2014 amounted to $73,688, $59,481 and $58,517, respectively.

The future minimum commitments under operating leases for each of the years ending May 31 are as follows:

Year ending May 31,
2017	$51,905
2018	21,480
2019	21,480
2020	21,480
2021	5,370
Thereafter	0

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (“TMA”), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the years ended May 31, 2016, 2015 and 2014 amounted to $14,825, $59,712 and $30,386, respectively.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014

NOTE 5

SEGMENT INFORMATION

The Company has two reportable business segments: the design and assembly of dynamic balancing systems and components for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: United States, Europe and Asia.

	Year Ended May 31,
	2016		2015		2014
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$8,257,036	$4,728,905	$9,132,167	$5,191,970	$8,675,628	$4,472,945
Intercompany sales	(1,294,290)	(6,298)	(1,281,931)	26,885	(954,417)	(59,650)

Net sales	$6,962,746	$4,722,607	$7,850,236	$5,218,855	$7,721,211	$4,413,295

Operating income (loss)	$(992,342)	$(444,132)	$(323,288)	$258,829	$(316,863)	$(195,542)

Depreciation expense	$94,954	$39,340	$103,349	$43,991	$137,808	$55,849

Amortization expense	$0	$111,530	$0	$119,232	$0	$134,636

Capital expenditures	$3,520	$0	$58,700	$7,927	$56,192	$0

Geographic Information

	Year Ended May 31,
	2016	2015	2014
North America	$7,749,753	$8,165,269	$7,474,067
Europe	1,435,280	1,194,186	1,773,928
Asia	2,288,550	3,388,757	2,693,767
Other markets	211,770	320,879	192,744

Total Net Sales	$11,685,353	$13,069,091	$12,134,506

	Year Ended May 31,
	2016		2015		2014
	United States	Europe	United States	Europe	United States	Europe
Operating loss	$(1,255,589)	$(180,885)	$(69,399)	$4,940	$(479,218)	$(33,187)

Depreciation expense	$134,294	$0	$147,339	$0	$193,657	$0

Amortization expense	$111,530	$0	$119,233	$0	$134,636	$0

Capital expenditures	$3,520	$0	$66,627	$0	$56,192	$0

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014

Segment and Geographic Assets

	May 31, 2016	May 31, 2015
Segment assets to total assets
Balancer	$4,727,490	$5,059,567
Measurement	3,910,132	4,247,684
Corporate assets	997,118	1,796,684

Total assets	$9,634,740	$11,103,935

Geographic assets to long-lived assets
United States	$965,452	$1,110,878
Europe	0	0

Total assets	$965,452	$1,110,878

Geographic assets to total assets
United States	$8,772,666	$10,107,523
Europe	862,074	996,412

Total assets	$9,634,740	$11,103,935

Note – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

NOTE 6

STOCK OPTIONS AND STOCK BASED COMPENSATION

The Board of Directors adopted the 2014 Equity Incentive Plan (2014 Plan) in August 2014, the 2004 Stock Option Plan (2004 Plan) in August 2004 and the 1995 Stock Option Plan (1995 Plan) in December 1995, which was amended in August 1996 and restated in August 1998. The 2014 Plan provides for the grant of (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights or SARs, (iii) restricted stock, (iv) restricted stock units or RSUs, (v) performance awards, and (vi) other share-based awards. An incentive stock option granted under the 2014 Plan is intended to qualify as an incentive stock option (ISO) and nonstatutory stock option granted under the 2014 Plan are not intended to qualify as an ISO. An option granted under the 2004 Plan and/or 1995 Plan (the Plans) might be either an ISO, or an NSO. ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan. Options not meeting these limitations will be treated as NSOs. The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value. Vesting is at the discretion of the compensation committee of the Board of Directors, but generally is either 50% at grant date and 16.7% on each anniversary thereafter; 25% at grant date and 25% on each anniversary thereafter or 0% at grant date and 33% on each anniversary thereafter. The Company initially reserved 400,000 shares for issuance under the 1995 Plan and 300,000 shares for issuance under the 2004 Plan and 2014 Plan. The 1995 Plan expired in December 2005 and no additional options may be issued under the 1995 Plan, although expiration of the 1995 Plan did not affect the rights of persons who received stock grants under the 1995 Plan. The 2004 Plan expired in August 2015 and no additional options may be issued under the 2004 Plan. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the years ended May 31, 2016, 2015 and 2014 includes compensation cost for stock-based awards granted. All outstanding options will expire no later than 2024.

The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014

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

The Company has computed, to determine stock-based compensation expense recognized for the years ended May 31, 2016, 2015 and 2014, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by ASC Topic 718 using the following assumptions:

	Year Ended May 31,
	2016	2015	2014
Risk-free interest rate	N/A	2.7%	3.5%
Expected life	N/A	4.7 years	4.3 years
Expected volatility	N/A	55.3%	62.5%

Stock-Based Compensation Under ASC Topic 718

The total stock-based compensation expense recognized under ASC Topic 718 was $58,198, $72,574 and $57,726 during Fiscal 2016, 2015 and 2014, respectively. All stock-based compensation expense has been recorded as general, administration and sales expense in the Consolidated Financial Statements.

As of May 31, 2016, the Company had a total of 147,500 outstanding stock options (107,500 vested and exercisable and 40,000 non-vested) with a weighted average exercise price of $3.11. The Company estimates that a total of $26,699 will be recorded as additional stock-based compensation expense for all options which were outstanding as of May 31, 2016, but which were not yet vested.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014

Options outstanding and exercisable consist of the following as of May 31, 2016:

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
15,000	$2.53	7.3	10,000	$2.53
77,500	2.85	7.9	42,500	2.87
55,000	3.65	5.0	55,000	3.65

147,500	3.11	6.8	107,500	3.24

Options granted, exercised, canceled and expired under the Company’s stock option plan during the years ended May 31, 2016, 2015 and 2014 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding - May 31, 2013	301,666	$4.06
Options granted	35,000	2.53
Options exercised	(5,000)	2.30
Options forfeited/cancelled	(50,000)	4.82

Options outstanding - May 31, 2014	281,666	3.77
Options granted	87,500	2.82
Options exercised	0	0.00
Options forfeited/cancelled	(36,666)	2.30

Options outstanding - May 31, 2015	332,500	3.68
Options granted	0	0.00
Options exercised	0	0.00
Options forfeited/cancelled	(185,000)	4.13

Options outstanding - May 31, 2016	147,500	3.11

The total intrinsic value of both outstanding and exercisable options as of May 31, 2016 and 2015 was $0 and $7,350, respectively. The total intrinsic value of options exercised during the years ended May 31, 2016, 2015 and 2014 was $0, $0 and $3,025, respectively.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2016, 2015 AND 2014

NOTE 7

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

	Net income/(loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2016
Basic earnings per share
Loss available to common stockholders	$(1,515,189)	2,995,910	$(0.51)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Loss available to common stockholders	$(1,515,189)	2,995,910	$(0.51)

Year ended May 31, 2015
Basic earnings per share
Loss available to common stockholders	$(93,669)	2,995,910	$(0.03)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Loss available to common stockholders	$(93,669)	2,995,910	$(0.03)

Year ended May 31, 2014
Basic earnings per share
Loss available to common stockholders	$(539,624)	2,995,910	$(0.18)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Loss available to common stockholders	$(539,624)	2,995,910	$(0.18)

NOTE 8

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may make further contributions in the form of a profit sharing contribution or a discretionary contribution. The Company made matching contributions in conjunction with employee contributions to the plan totaling $57,178, $51,999 and $55,917 during the years ended May 31, 2016, 2015 and 2014, respectively.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and its subsidiaries (the “Company”) as of May 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended May 31, 2016, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schmitt Industries, Inc. and subsidiaries as of May 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for the years ended May 31, 2016, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS-ADAMS LLP

Portland, Oregon

August 5, 2016

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of May 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included in the Company’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Loss for the years ended May 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended May 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended May 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements for the years ended May 31, 2016, 2015 and 2014

Reports of Independent Registered Public Accounting Firms

(2)	Financial Statement Schedules: All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)	Exhibits: Reference is made to the list on page 46 of the Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:	/s/ David M. Hudson
David M. Hudson
President and Chief Executive Officer

Date: August 5, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 5, 2016.

Signature	Title

/s/ Wayne A. Case Wayne A. Case	Chairman of the Board

/s/ David M. Hudson David M. Hudson	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Ann M. Ferguson Ann M. Ferguson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Maynard Brown Maynard Brown	Director

/s/ Charles Davidson Charles Davidson	Director

/s/ Michael J. Ellsworth Michael J. Ellsworth	Director

INDEX TO EXHIBITS

Exhibits	Description

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

[Form 10-Q for the fiscal quarter ended November 30, 2009, Exhibit 2.1]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(i)]

*3.2	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1†	Schmitt Industries, Inc. 2004 Stock Option Plan. [Appendix B to Schedule 14A filed on August 23, 2004]

*10.2†	Schmitt Industries, Inc. 2014 Equity Incentive Plan. [Appendix A to Schedule 14A filed on August 26, 2014]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2016.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.