Form 10-Q
period 2016-08-31
SCHMITT INDUSTRIES INC
filed 2016-10-11
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2016

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

The number of shares of each class of common stock outstanding as of September 30, 2016

Common stock, no par value	2,995,910

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2016	May 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$1,002,158	$988,686
Accounts receivable, net	1,916,893	2,099,082
Inventories	4,625,843	4,727,977
Prepaid expenses	110,726	132,230
Income taxes receivable	6,106	8,432

	7,661,726	7,956,407

Property and equipment, net	981,199	965,452

Other assets
Intangible assets, net	684,998	712,881

TOTAL ASSETS	$9,327,923	$9,634,740

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$710,320	$877,167
Accrued commissions	328,521	273,147
Accrued payroll liabilities	138,651	148,823
Other accrued liabilities	307,099	331,563

Total current liabilities	1,484,591	1,630,700

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at August 31, 2016 and May 31, 2016	10,578,960	10,569,522
Accumulated other comprehensive loss	(439,035)	(394,518)
Accumulated deficit	(2,296,593)	(2,170,964)

Total stockholders’ equity	7,843,332	8,004,040

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,327,923	$9,634,740

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015

(UNAUDITED)

	Three Months Ended August 31,
	2016	2015
Net sales	$2,892,532	$3,104,384
Cost of sales	1,516,783	1,661,892

Gross profit	1,375,749	1,442,492

Operating expenses:
General, administration and sales	1,412,669	1,537,882
Research and development	78,847	86,912

Total operating expenses	1,491,516	1,624,794

Operating loss	(115,767)	(182,302)
Other expense, net	(1,833)	(5,920)

Loss before income taxes	(117,600)	(188,222)
Provision for income taxes	8,029	6,840

Net loss	$(125,629)	$(195,062)

Net loss per common share:
Basic	$(0.04)	$(0.07)

Weighted average number of common shares, basic	2,995,910	2,995,910

Diluted	$(0.04)	$(0.07)

Weighted average number of common shares, diluted	2,995,910	2,995,910

Comprehensive loss
Net loss	$(125,629)	$(195,062)
Foreign currency translation adjustment	(44,517)	6,359

Total comprehensive loss	$(170,146)	$(188,703)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015

(UNAUDITED)

	Three Months Ended August 31,
	2016	2015
Cash flows relating to operating activities
Net loss	$(125,629)	$(195,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,147	65,247
Gain on disposal of property and equipment	(17,509)	0
Stock based compensation	9,438	22,199
(Increase) decrease in:
Accounts receivable	158,886	59,376
Inventories	63,793	(218,283)
Prepaid expenses	19,635	7,444
Income taxes receivable	2,326	(1,210)
Increase (decrease) in:
Accounts payable	(161,133)	(110,002)
Accrued liabilities and customer deposits	27,328	60,071
Income taxes payable	0	3,750

Net cash provided by (used in) operating activities	31,282	(306,470)

Cash flows relating to investing activities
Purchases of property and equipment	(44,587)	0
Proceeds from the sale of property and equipment	20,085	0

Net cash used in investing activities	(24,502)	0

Effect of foreign exchange translation on cash	6,692	2,639

Increase (decrease) in cash and cash equivalents	13,472	(303,831)

Cash and cash equivalents, beginning of period	988,686	1,795,654

Cash and cash equivalents, end of period	$1,002,158	$1,491,823

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$5,703	$4,300

Cash paid during the period for interest	$568	$709

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2016

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2016	2,995,910	$10,569,522	$(394,518)	$(2,170,964)	$8,004,040
Stock-based compensation	0	9,438	0	0	9,438
Net loss	0	0	0	(125,629)	(125,629)
Other comprehensive loss	0	0	(44,517)	0	(44,517)

Balance, August 31, 2016	2,995,910	$10,578,960	$(439,035)	$(2,296,593)	$7,843,332

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2016 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2016 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2016. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2017.

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $42,240 and $42,387 as of August 31, 2016 and May 31, 2016, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of August 31, 2016 and May 31, 2016, inventories consisted of:

	August 31, 2016	May 31, 2016
Raw materials	$1,988,616	$2,030,655
Work-in-process	1,075,094	1,059,864
Finished goods	1,562,133	1,637,458

	$4,625,843	$4,727,977

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of August 31, 2016 and May 31, 2016, property and equipment consisted of:

	August 31, 2016	May 31, 2016
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,342,649	1,344,343
Vehicles	89,291	96,587

	3,545,464	3,554,454
Less accumulated depreciation	(2,564,265)	(2,589,002)

	$981,199	$965,452

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The new standard is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter. The Company has not yet evaluated the potential effects of the adoption of ASU 2014-15 on its consolidated financial statements.

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

To determine stock-based compensation expense recognized for those options granted during the three months ended August 31, 2016 and 2015, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model. No options were issued during the three months ended August 31, 2016 and 2015.

At August 31, 2016, the Company had a total of 147,500 outstanding stock options (107,500 vested and exercisable and 40,000 non-vested) with a weighted average exercise price of $3.11. The Company estimates that $17,262 will be recorded as additional stock-based compensation expense over a weighted-average period of 1.0 years for all options that were outstanding as of August 31, 2016, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
15,000	$2.53	7.1	10,000	$2.53
77,500	2.85	7.6	42,500	2.87
55,000	3.65	4.8	55,000	3.65

147,500	3.11	6.5	107,500	3.24

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three months ended August 31, 2016 are summarized as follows:

	Three Months Ended August 31, 2016
	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	147,500	$3.11
Options granted	0	0
Options exercised	0	0
Options forfeited/canceled	0	0

Options outstanding - end of period	147,500	3.11

NOTE 3:

EPS RECONCILIATION

	Three Months Ended August 31,
	2016	2015
Weighted average shares (basic)	2,995,910	2,995,910
Effect of dilutive stock options	0	0

Weighted average shares (diluted)	2,995,910	2,995,910

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

NOTE 4:

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings to that the deferred tax asset can be fully utilized. The Company currently maintains a full valuation allowance against net deferred tax assets.

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

Other long-term liabilities related to tax contingencies were $0 as of both August 31, 2016 and May 31, 2016. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of August 31 2016 and May 31, 2016.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2012 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 6.8% for the three months ended August 31, 2016. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2017 will be approximately 10.4% due to the items noted above.

NOTE 5:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended August 31,
	2016		2015
	Balancer	Measurement	Balancer	Measurement
Gross sales	$1,828,050	$1,344,054	$2,226,247	$1,186,065
Intercompany sales	(267,174)	(12,398)	(298,752)	(9,176)

Net sales	$1,560,876	$1,331,656	$1,927,495	$1,176,889

Operating income (loss)	$(212,839)	$97,072	$(133,494)	$(48,808)

Depreciation expense	$16,787	$9,477	$26,810	$10,555

Amortization expense	$0	$27,883	$0	$27,882

Capital expenditures	$44,587	$0	$0	$0

Geographic Information – Net Sales by Geographic Area

	Three Months Ended August 31,
	2016	2015
North America	$1,954,362	$2,085,315
Europe	323,412	252,311
Asia	498,620	689,270
Other markets	116,138	77,488

Total net sales	$2,892,532	$3,104,384

	Three Months Ended August 31,
	2016		2015
	United States	Europe	United States	Europe
Operating loss	$(94,165)	(21,602)	$(125,499)	$(56,803)

Depreciation expense	$26,264	$0	$37,365	$0

Amortization expense	$27,883	$0	$27,882	$0

Capital expenditures	$44,587	$0	$0	$0

Note – – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	August 31, 2016	May 31, 2016
Segment assets to total assets
Balancer	$4,703,630	$4,727,490
Measurement	3,616,029	3,910,132
Corporate assets	1,008,264	997,118

Total assets	$9,327,923	$9,634,740

Geographic assets to long-lived assets
United States	$981,199	$965,452
Europe	0	0

Total long-lived assets	$981,199	$965,452

Geographic assets to total assets
United States	$8,528,413	$8,772,666
Europe	799,510	862,074

Total assets	$9,327,923	$9,634,740

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

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. designs, manufactures and markets computer-controlled vibration detection, balancing and process control equipment (the Balancer segment) to the worldwide machine tool industry and through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., designs, manufactures and markets precision laser-based surface measurement products, laser-based distance measurement products and ultrasonic measurement systems (the Measurement segment) for a variety of industrial applications worldwide. The Company sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company is organized into two operating segments: the Balancer segment and the Measurement segment. The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

“SBS,” “SMS,” “Acuity,” “Xact”, “Lasercheck” and “AccuProfile” are registered trademarks owned by the Company.

For the three months ended August 31, 2016, total sales decreased $211,852, or 6.8%, to $2,892,532 from $3,104,384 in the three months ended August 31, 2015. Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer segment sales decreased $366,619, or 19.0%, to $1,560,876 for the three months ended August 31, 2016 compared to $1,927,495 for the three months ended August 31, 2015, primarily due to weaker sales in North America, China and other parts of Asia, offset in part by increased sales into Europe and other parts of the world. The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and ultrasonic-based remote tank monitoring products for propane and diesel tanks. Total Measurement segment sales increased $154,767, or 13.2%, to $1,331,656 for the three months ended August 31, 2016 compared to $1,176,889 for the three months ended August 31, 2015, primarily due to increases in sales of our Xact remote tank monitoring products and related revenues from monitoring services along with increases in sales of our SMS products offset by decreases in sales associated with the two other product lines in the Measurement segment.

Operating expenses decreased $133,278, or 8.2%, to $1,491,516 for the three months ended August 31, 2016 from $1,624,794 for the three months ended August 31, 2015. General, administration and sales expenses decreased $125,213, or 8.1%, to $1,412,669 for the three months ended August 31, 2016 from $1,537,882 for the same period in the prior year. Research and development expenses decreased $8,065, or 9.3%, to $78,847 for the three months ended August 31, 2016 from $86,912 for the three months ended August 31, 2015.

Net loss was $125,629, or $(0.04) per fully diluted share, for the three months ended August 31, 2016 as compared to net loss of $195,062, or $(0.07) per fully diluted share, for the three months ended August 31, 2015.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2016.

Discussion of Operating Results

	Three Months Ended August 31,
	2016		2015
Balancer sales	$1,560,876	54.0%	$1,927,495	62.1%
Measurement sales	1,331,656	46.0%	1,176,889	37.9%

Total sales	2,892,532	100.0%	3,104,384	100.0%
Cost of sales	1,516,783	52.4%	1,661,892	53.5%

Gross profit	1,375,749	47.6%	1,442,492	46.5%

Operating expenses:
General, administration and sales	1,412,669	48.8%	1,537,882	49.5%
Research and development	78,847	2.7%	86,912	2.8%

Total operating expenses	1,491,516	51.6%	1,624,794	52.3%

Operating loss	(115,767)	-4.0%	(182,302)	-5.9%
Other loss, net	(1,833)	-0.1%	(5,920)	-0.2%

Loss before income taxes	(117,600)	-4.1%	(188,222)	-6.1%
Provision for income taxes	8,029	0.3%	6,840	0.2%

Net loss	$(125,629)	-4.3%	$(195,062)	-6.3%

Sales – Sales in the Balancer segment decreased $366,619, or 19.0%, to $1,560,876 for the three months ended August 31, 2016 compared to $1,927,495 for the three months ended August 31, 2015. This decrease is primarily attributed to weaker sales in our North America, China and other Asia markets, offset in part by increased sales in Europe and other parts of the world. Sales in North America decreased $225,527, or 21.9%, for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015. Sales into China decreased $177,656, or 42.9%, and sales into other parts of Asia decreased $34,261, or 14.3%, for the three months ended August 31, 2016 as compared to the same period in the prior year. European sales increased $33,453, or 15.8%, in the first quarter of Fiscal 2017 compared to the first quarter of Fiscal 2016. Sales in other regions of the world increased $37,372, or 112.6%, in the first quarter of Fiscal 2017 as compared to the same quarter in the prior year.

Sales in the Measurement segment increased $154,767, or 13.2%, to $1,331,656 in the three months ended August 31, 2016 compared to $1,176,889 in the three months ended August 31, 2015. Sales of Xact remote tank monitoring products and related revenues from monitoring services increased $215,646, or 55.7%, during the first quarter of Fiscal 2017 as compared to the same period in the prior year. Sales of our SMS laser-based surface measurement products increased by $12,373, or 20.4%, for the three months ended August 31, 2016 as compared to the same period in the prior year. Sales of our Acuity laser-based distance measurement and dimensional-sizing products decreased $14,244, or 2.2%, in the quarter ended August 31, 2016 as compared to the same quarter in the prior year, and sales of our Lasercheck products decreased $59,008, or 70.2%, during the first quarter of Fiscal 2017 as compared to the same period in the prior year.

Gross margin – Gross margin for the three months ended August 31, 2016 increased to 47.6% as compared to 46.5% for the three months ended August 31, 2015. The fluctuations in gross margin in the three months period ended August 31, 2016 compared to the same three month period in the prior fiscal year is primarily influenced by shifts in the product sales mix involving our five product lines.

Operating expenses – Operating expenses decreased $133,278, or 8.2%, to $1,491,516 for the three months ended August 31, 2016 as compared to $1,624,794 for the three months ended August 31, 2015. General, administrative and selling expenses decreased $125,213, or 8.1%, for the three months ended August 31, 2016 as compared to the same period in the prior year primarily due to a reduction in travel and entertainment expense and decreases in personnel expenses.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $(356) and $(550) for the three months ended August 31, 2016 and 2015, respectively. Foreign currency exchange gains (losses) were $(18,999) and $(5,379) for the three months ended August 31, 2016 and 2015, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period. Other income (expense) was $17,522 for the first quarter of Fiscal 2017 as compared to $9 for the same period in the prior year. Other income in the period ended August 31, 2016 was primarily related to gains on disposals of two vehicles during the quarter.

Income taxes – The Company’s effective tax rate on consolidated net loss was 6.8% for the three months ended August 31, 2016. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2017 will be approximately 10.4% due to the items noted above.

Net income (loss) – Net loss was $125,629, or $(0.04) per diluted share, for the three months ended August 31, 2016 as compared to a net loss was $195,062, or $(0.07) per diluted share, for the three months ended August 31, 2015. The changes in the net loss for the first quarter of Fiscal 2017 as compared to the same period in the prior year is related to the mix of product sold in each of the respective quarters and a reduction of operating expenses in the first quarter of Fiscal 2017 as compared to the related period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased to $6,177,135 as of August 31, 2016 as compared to $6,325,707 as of May 31, 2016. Cash and cash equivalents increased $13,472 to $1,002,158 as of August 31, 2016 from $988,686 as of May 31, 2016.

Cash provided by operating activities totaled $31,282 for the three months ended August 31, 2016 as compared to cash used in operating activities of $306,470 for the three months ended August 31, 2015. The change in cash provided by (used in) operating activities was impacted, in part, by the difference in net loss of $125,629 for the quarter ended August 31, 2016 as compared to net loss of $195,062 for the quarter ended August 31, 2015. Changes in accounts receivable, inventories and accounts payable and other accrued liabilities also impacted the total cash provided by/used in operating activities, with the result of the changes directly related to the timing of receipts and payments and the management of our inventory levels.

At August 31, 2016, the Company had accounts receivable of $1,916,893 as compared to $2,099,082 at May 31, 2016. The decrease in accounts receivable of $182,189 was due to timing of receipts. Inventories decreased $102,134 to $4,625,843 as of August 31, 2016 as compared to $4,727,977 at May 31, 2016, which is due primarily to the timing of purchases across our product lines. At August 31, 2016, total current liabilities decreased $146,109 to $1,484,591 as compared to $1,630,700 at May 31, 2016. The decrease in accounts payable and other accrued expenses is primarily due to the timing of payments to our vendors and an increase in accrued commissions.

We believe that our existing cash and cash equivalents combined with the cash we anticipate to generate from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

Risk Factors

Please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016 for a listing of factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(i)].

3.2	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(ii)].

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC. (Registrant)

Date:	October 11, 2016	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer