Form 10-Q
period 2016-11-30
SCHMITT INDUSTRIES INC
filed 2017-01-12
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2016

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

The number of shares of each class of common stock outstanding as of December 31, 2016

Common stock, no par value	2,995,910

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2016	May 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$543,207	$988,686
Accounts receivable, net	1,825,101	2,099,082
Inventories	4,465,801	4,727,977
Prepaid expenses	146,350	132,230
Income taxes receivable	1,879	8,432

	6,982,338	7,956,407

Property and equipment, net	952,182	965,452

Other assets
Intangible assets, net	657,116	712,881

TOTAL ASSETS	$8,591,636	$9,634,740

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$486,963	$877,167
Accrued commissions	253,666	273,147
Accrued payroll liabilities	96,585	148,823
Other accrued liabilities	306,715	331,563

Total current liabilities	1,143,929	1,630,700

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at November 30, 2016 and May 31, 2016	10,584,990	10,569,522
Accumulated other comprehensive loss	(458,220)	(394,518)
Accumulated deficit	(2,679,063)	(2,170,964)

Total stockholders’ equity	7,447,707	8,004,040

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,591,636	$9,634,740

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015
Net sales	$2,655,561	$3,073,769	$5,548,093	$6,178,153
Cost of sales	1,623,151	1,797,359	3,139,934	3,459,251

Gross profit	1,032,410	1,276,410	2,408,159	2,718,902

Operating expenses:
General, administration and sales	1,324,675	1,581,635	2,737,344	3,119,517
Research and development	60,277	72,500	139,124	159,412

Total operating expenses	1,384,952	1,654,135	2,876,468	3,278,929

Operating loss	(352,542)	(377,725)	(468,309)	(560,027)
Other expense, net	(23,578)	(19,091)	(25,411)	(25,011)

Loss before income taxes	(376,120)	(396,816)	(493,720)	(585,038)
Provision for income taxes	6,350	6,971	14,379	13,811

Net loss	$(382,470)	$(403,787)	$(508,099)	$(598,849)

Net loss per common share:
Basic	$(0.13)	$(0.13)	$(0.17)	$(0.20)

Weighted average number of common shares, basic	2,995,910	2,995,910	2,995,910	2,995,910

Diluted	$(0.13)	$(0.13)	$(0.17)	$(0.20)

Weighted average number of common shares, diluted	2,995,910	2,995,910	2,995,910	2,995,910

Comprehensive loss
Net loss	$(382,470)	$(403,787)	$(508,099)	$(598,849)
Foreign currency translation adjustment	(19,185)	(15,673)	(63,702)	(9,314)

Total comprehensive loss	$(401,655)	$(419,460)	$(571,801)	$(608,163)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015

(UNAUDITED)

	Six Months Ended November 30,
	2016	2015
Cash flows relating to operating activities
Net loss	$(508,099)	$(598,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,437	127,198
Gain on disposal of property and equipment	(16,899)	(299)
Stock based compensation	15,468	37,953
(Increase) decrease in:
Accounts receivable	238,684	115,949
Inventories	206,624	(90,216)
Prepaid expenses	(16,747)	17,605
Income taxes receivable	6,553	(812)
Increase (decrease) in:
Accounts payable	(382,255)	(240,883)
Accrued liabilities and customer deposits	(87,440)	87,286

Net cash used in operating activities	(433,674)	(545,068)

Cash flows relating to investing activities
Purchases of property and equipment	(44,587)	0
Proceeds from the sale of property and equipment	20,085	14,950

Net cash provided by (used in) investing activities	(24,502)	14,950

Effect of foreign exchange translation on cash	12,697	(1,969)

Decrease in cash and cash equivalents	(445,479)	(532,087)

Cash and cash equivalents, beginning of period	988,686	1,795,654

Cash and cash equivalents, end of period	$543,207	$1,263,567

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$7,826	$14,623

Cash paid during the period for interest	$1,726	$1,384

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2016

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2016	2,995,910	$10,569,522	$(394,518)	$(2,170,964)	$8,004,040
Stock-based compensation	0	15,468	0	0	15,468
Net loss	0	0	0	(508,099)	(508,099)
Other comprehensive loss	0	0	(63,702)	0	(63,702)

Balance, November 30, 2016	2,995,910	$10,584,990	$(458,220)	$(2,679,063)	$7,447,707

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2016 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2016 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2016. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2017.

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $44,523 and $42,387 as of November 30, 2016 and May 31, 2016, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of November 30, 2016 and May 31, 2016, inventories consisted of:

	November 30, 2016	May 31, 2016
Raw materials	$1,855,948	$2,030,655
Work-in-process	995,124	1,059,864
Finished goods	1,614,729	1,637,458

	$4,465,801	$4,727,977

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of November 30, 2016 and May 31, 2016, property and equipment consisted of:

	November 30, 2016	May 31, 2016
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,239,862	1,344,343
Vehicles	89,291	96,587

	3,442,677	3,554,454
Less accumulated depreciation	(2,490,495)	(2,589,002)

	$952,182	$965,452

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 requires an entity to measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in ASU 2015-11 are effective on a prospective basis for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period.

The Company is currently evaluating the provisions of ASU 2014-09, ASU 2015-14 and ASU 2015-11.

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

To determine stock-based compensation expense recognized for those options granted during the six months ended November 30, 2016 and 2015, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model. No options were issued during the six months ended November 30, 2016 and 2015.

At November 30, 2016, the Company had a total of 147,500 outstanding stock options (130,000 vested and exercisable and 17,500 non-vested) with a weighted average exercise price of $3.11. The Company estimates that $11,232 will be recorded as additional stock-based compensation expense over a weighted-average period of 1.0 years for all options that were outstanding as of November 30, 2016, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
15,000	$2.53	6.8	15,000	$2.53
77,500	2.85	7.4	60,000	2.85
55,000	3.65	4.5	55,000	3.65

147,500	3.11	6.3	130,000	3.15

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and six months ended November 30, 2016 are summarized as follows:

	Three Months Ended November 30, 2016		Six Months Ended November 30, 2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	147,500	$3.11	147,500	$3.11
Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/canceled	0	0	0	0

Options outstanding - end of period	147,500	3.11	147,500	3.11

NOTE 3:

EPS RECONCILIATION

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015
Weighted average shares (basic)	2,995,910	2,995,910	2,995,910	2,995,910
Effect of dilutive stock options	0	0	0	0

Weighted average shares (diluted)	2,995,910	2,995,910	2,995,910	2,995,910

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

Other long-term liabilities related to tax contingencies were $0 as of both November 30, 2016 and May 31, 2016. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of November 30, 2016 and May 31, 2016.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2012 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 2.9% for the six months ended November 30, 2016. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2017 will be approximately 8.1% due to the items noted above.

NOTE 5:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended November 30,
	2016		2015
	Balancer	Measurement	Balancer	Measurement
Gross sales	$1,612,330	$1,261,863	$2,192,878	$1,187,847
Intercompany sales	(214,664)	(3,968)	(312,149)	5,193

Net sales	$1,397,666	$1,257,895	$1,880,729	$1,193,040

Operating loss	$(273,715)	$(78,827)	$(203,149)	$(174,576)

Depreciation expense	$19,018	$9,390	$24,236	$9,832

Amortization expense	$0	$27,882	$0	$27,883

Capital expenditures	$0	$0	$0	$0

	Six Months Ended November 30,
	2016		2015
	Balancer	Measurement	Balancer	Measurement
Gross sales	$3,440,380	$2,605,917	$4,419,124	$2,373,911
Intercompany sales	(481,838)	(16,366)	(610,900)	(3,982)

Net sales	$2,958,542	$2,589,551	$3,808,224	$2,369,929

Operating income (loss)	$(486,926)	$18,617	$(336,643)	$(223,384)

Depreciation expense	$35,805	$18,867	$51,046	$20,387

Amortization expense	$0	$55,765	$0	$55,765

Capital expenditures	$44,587	$0	$0	$0

Geographic Information – Net Sales by Geographic Area

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015
North America	$1,788,495	$2,082,607	$3,742,857	$4,167,922
Europe	327,494	432,412	650,906	684,722
Asia	449,859	531,287	948,479	1,220,556
Other markets	89,713	27,463	205,851	104,953

Total net sales	$2,655,561	$3,073,769	$5,548,093	$6,178,153

	Three Months Ended November 30,
	2016		2015
	United States	Europe	United States	Europe
Operating loss	$(311,302)	(41,240)	$(374,243)	$(3,482)

Depreciation expense	$28,408	$0	$34,068	$0

Amortization expense	$27,882	$0	$27,883	$0

Capital expenditures	$0	$0	$0	$0

	Six Months Ended November 30,
	2016		2015
	United States	Europe	United States	Europe
Operating loss	$(405,467)	(62,842)	$(499,742)	$(60,285)

Depreciation expense	$54,672	$0	$71,433	$0

Amortization expense	$55,765	$0	$55,765	$0

Capital expenditures	$44,587	$0	$0	$0

Note – – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	November 30, 2016	May 31, 2016
Segment assets to total assets
Balancer	$4,586,321	$4,727,490
Measurement	3,460,229	3,910,132
Corporate assets	545,086	997,118

Total assets	$8,591,636	$9,634,740

Geographic assets to long-lived assets
United States	$952,182	$965,452
Europe	0	0

Total long-lived assets	$952,182	$965,452

Geographic assets to total assets
United States	$7,856,098	$8,772,666
Europe	735,538	862,074

Total assets	$8,591,636	$9,634,740

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

For the three months ended November 30, 2016, total sales decreased $418,208, or 13.6%, to $2,655,561 from $3,073,769 in the three months ended November 30, 2015. For the six months ended November 30, 2016, total sales decreased $630,060, or 10.2%, to $5,548,093 from $6,178,153 in the six months ended November 30, 2015.

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer segment sales decreased $483,063, or 25.7%, to $1,397,666 for the three months ended November 30, 2016 compared to $1,880,729 for the three months ended November 30, 2015, primarily due to weaker sales in North America, Europe, and Asia. Balancer segment sales decreased $849,682, or 22.3%, to $2,958,542 for the six months ended November 30, 2016 compared to $3,808,224 for the six months ended November 30, 2015, primarily due to weaker sales in North America and Asia.

The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and ultrasonic-based remote tank monitoring products for propane and diesel tanks. Total Measurement segment sales increased $64,855, or 5.4%, to $1,257,895 for the three months ended November 30, 2016 compared to $1,193,040 for the three months ended November 30, 2015, primarily due to increases in sales of our Xact remote tank monitoring products and related revenues from monitoring services offset by decreases in sales associated with the other product lines in the Measurement segment. Total Measurement segment sales increased $219,622, or 9.3%, to $2,589,551 for the six months ended November 30, 2016 compared to $2,369,929 for the six months ended November 30, 2015, primarily due to increases in sales of our Xact remote tank monitoring products and related revenues from monitoring services offset by decreases in sales associated with the other product lines in the Measurement segment.

Operating expenses decreased $269,183, or 16.3%, to $1,384,952 for the three months ended November 30, 2016 from $1,654,135 for the three months ended November 30, 2015. General, administration and sales expenses decreased $256,960, or 16.2%, to $1,324,675 for the three months ended November 30, 2016 from $1,581,635 for the same period in the prior year. Operating expenses decreased $402,461, or 12.3%, to $2,876,468 for the six months ended November 30, 2016 from $3,278,929 for the six months ended November 30, 2015. General, administration and sales expenses decreased $382,173, or 12.3%, to $2,737,344 for the six months ended November 30, 2016 from $3,119,517 for the same period in the prior year.

Net loss was $382,470, or $(0.13) per fully diluted share, for the three months ended November 30, 2016 as compared to net loss of $403,787, or $(0.13) per fully diluted share, for the three months ended November 30, 2015. For the six months ended November 30, 2016, net loss was $508,099, or $(0.17) per fully diluted share, as compared to net loss of $598,849, or $(0.20) per fully diluted share for the six months ended November 30, 2015.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2016.

Discussion of Operating Results

	Three Months Ended November 30,
	2016		2015
Balancer sales	$1,397,666	52.6%	$1,880,729	61.2%
Measurement sales	1,257,895	47.4%	1,193,040	38.8%

Total sales	2,655,561	100.0%	3,073,769	100.0%
Cost of sales	1,623,151	61.1%	1,797,359	58.5%

Gross profit	1,032,410	38.9%	1,276,410	41.5%

Operating expenses:
General, administration and sales	1,324,675	49.9%	1,581,635	51.5%
Research and development	60,277	2.3%	72,500	2.4%

Total operating expenses	1,384,952	52.2%	1,654,135	53.8%

Operating loss	(352,542)	-13.3%	(377,725)	-12.3%
Other loss, net	(23,578)	-0.9%	(19,091)	-0.6%

Loss before income taxes	(376,120)	-14.2%	(396,816)	-12.9%
Provision for income taxes	6,350	0.2%	6,971	0.2%

Net loss	$(382,470)	-14.4%	$(403,787)	-13.1%

	Six Months Ended November 30,
	2016		2015
Balancer sales	$2,958,542	53.3%	$3,808,224	61.6%
Measurement sales	2,589,551	46.7%	2,369,929	38.4%

Total sales	5,548,093	100.0%	6,178,153	100.0%
Cost of sales	3,139,934	56.6%	3,459,251	56.0%

Gross profit	2,408,159	43.4%	2,718,902	44.0%

Operating expenses:
General, administration and sales	2,737,344	49.3%	3,119,517	50.5%
Research and development	139,124	2.5%	159,412	2.6%

Total operating expenses	2,876,468	51.8%	3,278,929	53.1%

Operating loss	(468,309)	-8.4%	(560,027)	-9.1%
Other income (loss)	(25,411)	-0.5%	(25,011)	-0.4%

Loss before income taxes	(493,720)	-8.9%	(585,038)	-9.5%
Provision for income taxes	14,379	0.3%	13,811	0.2%

Net loss	$(508,099)	-9.2%	$(598,849)	-9.7%

Sales – Sales in the Balancer segment decreased $483,063, or 25.7%, to $1,397,666 for the three months ended November 30, 2016 as compared to $1,880,729 for the three months ended November 30, 2015. This decrease is primarily attributed to weaker sales in our North America, Asia and Europe markets. Sales in North America decreased $322,719, or 30.9%, sales in Asia decreased $92,876, or 18.0%, and sales in Europe decreased $83,169, or 26.2%, for the three months ended November 30, 2016 as compared to the same period in the prior year. Sales in other regions of the world increased $15,701 for the three months ended November 30, 2016 as compared to the same quarter in the prior year.

Sales in the Balancer segment decreased $849,682, or 22.3%, to $2,958,542 for the six months ended November 30, 2016 as compared to $3,808,224 for the six months ended November 30, 2015. This decrease is primarily attributed to weaker sales in our North America, Asia and Europe markets. Sales in North America decreased $548,246, or 26.5%, sales in Asia decreased $304,793, or 26.1%, and sales in Europe decreased $49,715, or 9.4%, for the six months ended November 30, 2016 as compared to the same period in the prior year. Sales in other regions of the world increased $53,072 for the six months ended November 30, 2016 as compared to the same quarter in the prior year.

Sales in the Measurement segment increased $64,855, or 5.4%, to $1,257,895 for the three months ended November 30, 2016 compared to $1,193,040 for the three months ended November 30, 2015. Sales of Xact remote tank monitoring products and related revenues from monitoring services increased $320,829, or 94.3%, during the quarter ended November 30, 2016 as compared to the same period in the prior year. Sales of our Lasercheck products increased $1,800, or 3.7%, during the second quarter of fiscal 2017 as compared to the same period in the prior year. These increases were offset by decreases in sales of our Acuity laser-based distance measurement and dimensional-sizing products, which decreased $184,167, or 27.4%, in the second quarter ended November 30, 2016 as compared to the same quarter in the prior year. In addition, sales of our SMS laser-based surface measurement products decreased by $73,607, or 55.8%, for the three months ended November 30, 2016 as compared to the same period in the prior year.

Sales in the Measurement segment increased $219,622, or 9.3%, to $2,589,551 for the six months ended November 30, 2016 compared to $2,369,929 for the six months ended November 30, 2015. Sales of Xact remote tank monitoring products and related revenues from monitoring services increased $536,475, or 73.8%, during the six months ended November 30, 2016 as compared to the same period in the prior year. This increase was offset by decreases in sales of our Acuity laser-based distance measurement and dimensional-sizing products which decreased $198,411, or 15.1%, in the six months ended November 30, 2016 as compared to the six months ended November 30, 2015. In addition, sales of our SMS laser-based surface measurement products decreased by $61,234, or 31.8%, for the six months ended November 30, 2016 as compared to the same period in the prior year. Sales of our Lasercheck products decreased $57,208, or 43.1%, during the first six months of fiscal 2017 as compared to the same period in the prior year.

Gross margin – Gross margin for the three months ended November 30, 2016 decreased to 38.9% as compared to 41.5% for the three months ended November 30, 2015. Gross margin for the six months ended November 30, 2016 decreased to 43.4% as compared to 44.0% for the six months ended November 30, 2015. The fluctuations in gross margin in the three and six month periods ended November 30, 2016 as compared to the same three and six month periods in the prior fiscal year are primarily influenced by shifts in the product sales mix from our five product lines.

Operating expenses – Operating expenses decreased $269,183, or 16.3%, to $1,384,952 for the three months ended November 30, 2016 as compared to $1,654,135 for the three months ended November 30, 2015. General, administrative and selling expenses decreased $256,960, or 16.2%, for the three months ended November 30, 2016 as compared to the same period in the prior year. These decreases are primarily due to a reduction in sales commissions, travel and entertainment expense and personnel expenses.

Operating expenses decreased $402,461, or 12.3%, to $2,876,468 for the six months ended November 30, 2016 as compared to $3,278,929 for the six months ended November 30, 2015. General, administrative and selling expenses decreased $382,173, or 12.3%, for the six months ended November 30, 2016 as compared to the same period in the prior year. These decreases are primarily due to a reduction in sales commissions, travel and entertainment expense and personnel expenses.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $26 and $(483) for the three months ended November 30, 2016 and 2015, respectively. Foreign currency exchange gains (losses) were $(23,007) and $(18,916) for the three months ended November 30, 2016 and 2015, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period. Other income (expense) was $(597) for the second quarter of fiscal 2017 as compared to $308 for the same period in the prior year.

Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $(330) and $(1,033) for the six months ended November 30, 2016 and 2015, respectively. Foreign currency exchange gains (losses) were $(42,006) and $(24,295) for the six months ended November 30, 2016 and 2015, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period. Other income (expense) was $16,925 for the first six months of fiscal 2017 as compared to $317 for the same period in the prior year. Other income in the six month period ended November 30, 2016 was primarily related to gains on disposals of two vehicles during the period.

Income taxes – The Company’s effective tax rate on consolidated net loss was 2.9% for the six months ended November 30, 2016. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2017 will be approximately 8.1% due to the items noted above.

Net income (loss) – Net loss was $382,470, or $(0.13) per fully diluted share, for the three months ended November 30, 2016 as compared to net loss of $403,787, or $(0.13) per fully diluted share, for the three months ended November 30, 2015. For the six months ended November 30, 2016, net loss was $508,099, or $(0.17) per fully diluted share, as compared to net loss of $598,849, or $(0.20) per fully diluted share for the six months ended November 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased to $5,838,409 as of November 30, 2016 as compared to $6,325,707 as of May 31, 2016. Cash and cash equivalents decreased $445,479 to $543,207 as of November 30, 2016 from $988,686 as of May 31, 2016.

Cash used in operating activities totaled $433,674 for the six months ended November 30, 2016 as compared to cash used in operating activities of $545,068 for the six months ended November 30, 2015. The change in cash used in operating activities was impacted, in part, by the difference in net loss of $508,099 for the six months ended November 30, 2016 as compared to net loss of $598,849 for the same period in the prior year. Changes in accounts receivable, inventories, accounts payable and other accrued liabilities also impacted the total cash used in operating activities, with the result of the changes directly related to the timing of receipts and payments and the management of inventory levels across our product lines.

At November 30, 2016, the Company had accounts receivable of $1,825,101 as compared to $2,099,082 at May 31, 2016. The decrease in accounts receivable of $273,981 was due to timing of receipts. Inventories decreased $262,176 to $4,465,801 as of November 30, 2016 as compared to $4,727,977 at May 31, 2016, which is due primarily to the timing of purchases across our product lines and reductions of inventories in our SMS product line. At November 30, 2016, total current liabilities decreased $486,771 to $1,143,929 as compared to $1,630,700 at May 31, 2016. The decrease in accounts payable and other accrued expenses is primarily due to the timing of payments to our vendors and the decrease in accrued commissions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC. (Registrant)

Date:	January 12, 2017	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer