Form 10-Q
period 2017-02-28
SCHMITT INDUSTRIES INC
filed 2017-04-12
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2017

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

The number of shares of each class of common stock outstanding as of March 31, 2017

Common stock, no par value	2,995,910

SCHMITT INDUSTRIES, INC.

INDEX TO FORM 10-Q

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets: – February 28, 2017 and May 31, 2016 (unaudited)	3

	Consolidated Statements of Operations and Comprehensive Loss: – For the Three and Nine Months Ended February 28, 2017 and February 29, 2016 (unaudited)	4

	Consolidated Statements of Cash Flows: – For the Nine Months Ended February 28, 2017 and February 29, 2016 (unaudited)	5

	Consolidated Statement of Changes in Stockholders’ Equity: – For the Nine Months Ended February 28, 2017 (unaudited)	6

	Notes to Consolidated Interim Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II - OTHER INFORMATION

Item 6.	Exhibits	19

Signatures		20

Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2017	May 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$481,831	$988,686
Accounts receivable, net	2,274,729	2,099,082
Inventories	4,342,217	4,727,977
Prepaid expenses	175,746	132,230
Income taxes receivable	4,941	8,432

	7,279,464	7,956,407

Property and equipment, net	887,229	965,452

Other assets
Intangible assets, net	629,233	712,881

TOTAL ASSETS	$8,795,926	$9,634,740

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$816,532	$877,167
Accrued commissions	299,298	273,147
Accrued payroll liabilities	128,619	148,823
Other accrued liabilities	252,525	331,563

Total current liabilities	1,496,974	1,630,700

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at February 28, 2017 and May 31, 2016	10,588,168	10,569,522
Accumulated other comprehensive loss	(478,820)	(394,518)
Accumulated deficit	(2,810,396)	(2,170,964)

Total stockholders’ equity	7,298,952	8,004,040

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,795,926	$9,634,740

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$3,199,122	$2,528,465	$8,747,215	$8,706,618
Cost of sales	1,984,580	1,465,104	5,124,514	4,924,355

Gross profit	1,214,542	1,063,361	3,622,701	3,782,263

Operating expenses:
General, administration and sales	1,263,529	1,405,632	4,000,873	4,525,149
Research and development	49,711	68,023	188,835	227,435

Total operating expenses	1,313,240	1,473,655	4,189,708	4,752,584

Operating loss	(98,698)	(410,294)	(567,007)	(970,321)
Other expense, net	(25,642)	(34,117)	(51,053)	(59,128)

Loss before income taxes	(124,340)	(444,411)	(618,060)	(1,029,449)
Provision for income taxes	6,993	6,495	21,372	20,306

Net loss	$(131,333)	$(450,906)	$(639,432)	$(1,049,755)

Net loss per common share:
Basic	$(0.04)	$(0.15)	$(0.21)	$(0.35)

Weighted average number of common shares, basic	2,995,910	2,995,910	2,995,910	2,995,910

Diluted	$(0.04)	$(0.15)	$(0.21)	$(0.35)

Weighted average number of common shares, diluted	2,995,910	2,995,910	2,995,910	2,995,910

Comprehensive loss
Net loss	$(131,333)	$(450,906)	$(639,432)	$(1,049,755)
Foreign currency translation adjustment	(20,600)	(39,107)	(84,302)	(54,780)

Total comprehensive loss	$(151,933)	$(490,013)	$(723,734)	$(1,104,535)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED)

	Nine Months Ended
	February 28, 2017	February 29, 2016
Cash flows relating to operating activities
Net loss	$(639,432)	$(1,049,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,071	187,614
Gain on disposal of property and equipment	(7,223)	(299)
Stock based compensation	18,646	48,320
(Increase) decrease in:
Accounts receivable	(216,535)	647,856
Inventories	329,250	(260,379)
Prepaid expenses	(46,331)	20,707
Income taxes receivable	3,491	(314)
Increase (decrease) in:
Accounts payable	(52,392)	(185,115)
Accrued liabilities and customer deposits	(63,574)	(87,380)

Net cash used in operating activities	(509,029)	(678,745)

Cash flows relating to investing activities
Purchases of property and equipment	(48,510)	(3,520)
Proceeds from the sale of property and equipment	52,535	14,950

Net cash provided by investing activities	4,025	11,430

Effect of foreign exchange translation on cash	(1,851)	7,026

Decrease in cash and cash equivalents	(506,855)	(660,289)

Cash and cash equivalents, beginning of period	988,686	1,795,654

Cash and cash equivalents, end of period	$481,831	$1,135,365

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$17,881	$20,620

Cash paid during the period for interest	$2,427	$2,025

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2017

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2016	2,995,910	$10,569,522	$(394,518)	$(2,170,964)	$8,004,040
Stock-based compensation	0	18,646	0	0	18,646
Net loss	0	0	0	(639,432)	(639,432)
Other comprehensive loss	0	0	(84,302)	0	(84,302)

Balance, February 28, 2017	2,995,910	$10,588,168	$(478,820)	$(2,810,396)	$7,298,952

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2017 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2016 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2016. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2017.

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $41,525 and $42,387 as of February 28, 2017 and May 31, 2016, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of February 28, 2017 and May 31, 2016, inventories consisted of:

	February 28, 2017	May 31, 2016
Raw materials	$1,955,787	$2,030,655
Work-in-process	946,046	1,059,864
Finished goods	1,440,384	1,637,458

	$4,342,217	$4,727,977

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of February 28, 2017 and May 31, 2016, property and equipment consisted of:

	February 28, 2017	May 31, 2016
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,241,675	1,344,343
Vehicles	44,704	96,587

	3,399,903	3,554,454
Less accumulated depreciation	(2,512,674)	(2,589,002)

	$887,229	$965,452

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

To determine stock-based compensation expense recognized for those options granted during the nine months ended February 28, 2017 and February 29, 2016, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model. No options were issued during the nine months ended February 28, 2017 and February 29, 2016.

At February 28, 2017, the Company had a total of 147,500 outstanding stock options (130,000 vested and exercisable and 17,500 non-vested) with a weighted average exercise price of $3.11. The Company estimates that $8,054 will be recorded as additional stock-based compensation expense over a weighted-average period of 0.6 years for all options that were outstanding as of February 28, 2017, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
15,000	$2.53	6.6	15,000	$2.53
77,500	2.85	7.1	60,000	2.85
55,000	3.65	4.3	55,000	3.65

147,500	3.11	6.0	130,000	3.15

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and nine months ended February 28, 2017 are summarized as follows:

	Three Months Ended February 28, 2017		Nine Months Ended February 28, 2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	147,500	$3.11	147,500	$3.11
Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/canceled	0	0	0	0

Options outstanding - end of period	147,500	3.11	147,500	3.11

NOTE 3:

EPS RECONCILIATION

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Weighted average shares (basic)	2,995,910	2,995,910	2,995,910	2,995,910
Effect of dilutive stock options	0	0	0	0

Weighted average shares (diluted)	2,995,910	2,995,910	2,995,910	2,995,910

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

Other long-term liabilities related to tax contingencies were $0 as of both February 28, 2017 and May 31, 2016. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of February 28, 2017 and May 31, 2016.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for Fiscal 2012 and after are subject to examination. In the United Kingdom, tax years for Fiscal 2012 and after are subject to examination. In Canada, tax years for Fiscal 2005 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 3.5% for the nine months ended February 28, 2017. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2017 will be approximately 7.3% due to the items noted above.

NOTE 5:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended
	February 28, 2017		February 29, 2016
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,190,989	$1,349,467	$1,670,316	$1,248,769
Intercompany sales	(341,334)	0	(389,844)	(776)

Net sales	$1,849,655	$1,349,467	$1,280,472	$1,247,993

Operating income (loss)	$(135,969)	$37,271	$(348,631)	$(61,663)

Depreciation expense	$17,531	$9,220	$23,057	$9,477

Amortization expense	$0	$27,883	$0	$27,882

Capital expenditures	$3,923	$0	$3,520	$0

	Nine Months Ended
	February 28, 2017		February 29, 2016
	Balancer	Measurement	Balancer	Measurement
Gross sales	$5,631,370	$3,955,384	$6,089,441	$3,622,681
Intercompany sales	(823,173)	(16,366)	(1,000,745)	(4,759)

Net sales	$4,808,197	$3,939,018	$5,088,696	$3,617,922

Operating income (loss)	$(624,755)	$57,748	$(684,196)	$(286,125)

Depreciation expense	$53,336	$28,087	$74,103	$29,864

Amortization expense	$0	$83,648	$0	$83,647

Capital expenditures	$48,510	$0	$3,520	$0

Geographic Information – Net Sales by Geographic Area

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
North America	$2,118,627	$1,776,511	$5,861,484	$5,944,433
Europe	393,963	238,553	1,044,869	923,275
Asia	637,360	467,508	1,585,839	1,688,064
Other markets	49,172	45,893	255,023	150,846

Total net sales	$3,199,122	$2,528,465	$8,747,215	$8,706,618

	Three Months Ended
	February 28, 2017		February 29, 2016
	United States	Europe	United States	Europe
Operating income (loss)	$(106,315)	7,617	$(336,999)	$(73,295)

Depreciation expense	$26,751	$0	$32,534	$0

Amortization expense	$27,883	$0	$27,882	$0

Capital expenditures	$3,923	$0	$3,520	$0

	Nine Months Ended
	February 28, 2017		February 29, 2016
	United States	Europe	United States	Europe
Operating loss	$(511,782)	(55,225)	$(836,741)	$(133,580)

Depreciation expense	$81,423	$0	$103,967	$0

Amortization expense	$83,648	$0	$83,647	$0

Capital expenditures	$48,510	$0	$3,520	$0

Note – – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	February 28, 2017	May 31, 2016
Segment assets to total assets
Balancer	$4,742,767	$4,727,490
Measurement	3,566,387	3,910,132
Corporate assets	486,772	997,118

Total assets	$8,795,926	$9,634,740

Geographic assets to long-lived assets
United States	$887,229	$965,452
Europe	0	0

Total long-lived assets	$887,229	$965,452

Geographic assets to total assets
United States	$7,947,168	$8,772,666
Europe	848,758	862,074

Total assets	$8,795,926	$9,634,740

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

For the three months ended February 28, 2017, total sales increased $670,657, or 26.5%, to $3,199,122 from $2,528,465 in the three months ended February 29, 2016. For the nine months ended February 28, 2017, total sales increased $40,597, or 0.5%, to $8,747,215 from $8,706,618 in the nine months ended February 29, 2016.

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, South America, Asia and Europe. Balancer segment sales increased $569,183, or 44.5%, to $1,849,655 for the three months ended February 28, 2017 compared to $1,280,472 for the three months ended February 29, 2016, primarily due to stronger sales in North America, Europe, and China. Balancer segment sales decreased $280,499, or 5.5%, to $4,808,197 for the nine months ended February 28, 2017 compared to $5,088,696 for the nine months ended February 29, 2016, primarily due to weaker sales in North America, offset in part by stronger sales in Europe and China.

The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and ultrasonic-based remote tank monitoring products for propane and diesel tanks. Total Measurement segment sales increased $101,474, or 8.1%, to $1,349,467 for the three months ended February 28, 2017 compared to $1,247,993 for the three months ended February 29, 2016, primarily due to increases in sales of our Acuity laser-based distance measurement and dimensional-sizing products, increases in sales of our SMS laser-based surface measurement products and increases in sales of our Xact remote tank monitoring products and related revenues from monitoring services offset by decreases in sales associated with the Lasercheck product line. Total Measurement segment sales increased $321,096, or 8.9%, to $3,939,018 for the nine months ended February 28, 2017 compared to $3,617,922 for the nine months ended February 29, 2016, primarily due to increases in sales of our Xact remote tank monitoring products and related revenues from monitoring services offset by decreases in sales associated with the other product lines in the Measurement segment.

Operating expenses decreased $160,415, or 10.9%, to $1,313,240 for the three months ended February 28, 2017 from $1,473,655 for the three months ended February 29, 2016. General, administration and sales expenses decreased $142,103, or 10.1%, to $1,263,529 for the three months ended February 28, 2017 from $1,405,632 for the same period in the prior year. Operating expenses decreased $562,876, or 11.8%, to $4,189,708 for the nine months ended February 28, 2017 from $4,752,584 for the nine months ended February 29, 2016. General, administration and sales expenses decreased $524,276, or 11.6%, to $4,000,873 for the nine months ended February 28, 2017 from $4,525,149 for the same period in the prior year.

Net loss was $131,333, or $(0.04) per fully diluted share, for the three months ended February 28, 2017 as compared to net loss of $450,906, or $(0.15) per fully diluted share, for the three months ended February 29, 2016. For the nine months ended February 28, 2017, net loss was $639,432, or $(0.21) per fully diluted share, as compared to net loss of $1,049,755, or $(0.35) per fully diluted share for the nine months ended February 29, 2016.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2016.

Discussion of Operating Results

	Three Months Ended
	February 28, 2017		February 29, 2016
Balancer sales	$1,849,655	57.8%	$1,280,472	50.6%
Measurement sales	1,349,467	42.2%	1,247,993	49.4%

Total net sales	3,199,122	100.0%	2,528,465	100.0%
Cost of sales	1,984,580	62.0%	1,465,104	57.9%

Gross profit	1,214,542	38.0%	1,063,361	42.1%

Operating expenses:
General, administration and sales	1,263,529	39.5%	1,405,632	55.6%
Research and development	49,711	1.6%	68,023	2.7%

Total operating expenses	1,313,240	41.1%	1,473,655	58.3%

Operating loss	(98,698)	-3.1%	(410,294)	-16.2%
Other expense, net	(25,642)	-0.8%	(34,117)	-1.3%

Loss before income taxes	(124,340)	-3.9%	(444,411)	-17.6%
Provision for income taxes	6,993	0.2%	6,495	0.3%

Net loss	$(131,333)	-4.1%	$(450,906)	-17.8%

	Nine Months Ended
	February 28, 2017		February 29, 2016
Balancer sales	$4,808,197	55.0%	$5,088,696	58.4%
Measurement sales	3,939,018	45.0%	3,617,922	41.6%

Total net sales	8,747,215	100.0%	8,706,618	100.0%
Cost of sales	5,124,514	58.6%	4,924,355	56.6%

Gross profit	3,622,701	41.4%	3,782,263	43.4%

Operating expenses:
General, administration and sales	4,000,873	45.7%	4,525,149	52.0%
Research and development	188,835	2.2%	227,435	2.6%

Total operating expenses	4,189,708	47.9%	4,752,584	54.6%

Operating loss	(567,007)	-6.5%	(970,321)	-11.1%
Other expense, net	(51,053)	-0.6%	(59,128)	-0.7%

Loss before income taxes	(618,060)	-7.1%	(1,029,449)	-11.8%
Provision for income taxes	21,372	0.2%	20,306	0.2%

Net loss	$(639,432)	-7.3%	$(1,049,755)	-12.1%

Sales – Sales in the Balancer segment increased $569,183, or 44.5%, to $1,849,655 for the three months ended February 28, 2017 as compared to $1,280,472 for the three months ended February 29, 2016. This increase is primarily attributed to stronger sales in North America, China and Europe. Sales in North America increased $201,633, or 32.7%, sales in China increased $252,595, or 161.1%, and sales in Europe increased $147,020, or 64.1%, for the three months ended February 28, 2017 as compared to the same period in the prior year. Sales in other parts of Asia decreased $44,347 or 18.1%, for the three months ended February 28, 2017 as compared to the same quarter in the prior year, while sales in other regions of the world increased $12,282, or 38.3%, for the three months ended February 28, 2017 as compared to the same quarter in the prior year.

Sales in the Balancer segment decreased $280,499, or 5.5%, to $4,808,197 for the nine months ended February 28, 2017 as compared to $5,088,696 for the nine months ended February 29, 2016. This decrease is primarily driven by weaker sales in the North America market, offset by increased sales in Europe and China. Sales in North America decreased $346,614, or 12.9% for the nine months ended February 28, 2017 as compared to the same period in the prior year. This decrease was offset in part by increased sales in Europe and China. Sales in Europe increased $97,305, or 12.8%, for the nine months ended February 28, 2017 as compared to the same period in the prior year and sales in China increased $90,962, or 11.8% for the nine months ended February 28, 2017 as compared to the nine months ended February 29, 2016. Sales in other parts of Asia decreased $187,507, or 23.4%, and sales in other regions of the world increased $65,355, or 91.8%, for the nine months ended February 28, 2017 as compared to the same quarter in the prior year.

Sales in the Measurement segment increased $101,474, or 8.1%, to $1,349,467 for the three months ended February 28, 2017 compared to $1,247,993 for the three months ended February 29, 2016. Sales of Xact remote tank monitoring products and related revenues from monitoring services increased $59,689, or 11.6%, during the quarter ended February 28, 2017 as compared to the same period in the prior year. Sales of our Acuity laser-based distance measurement and dimensional-sizing products increased $24,424, or 4.3%, in the quarter ended February 28, 2017 as compared to the same quarter in the prior year and sales of our SMS laser-based surface measurement products increased $58,705, or 50.8%, for the three months ended February 28, 2017 as compared to the same period in the prior year. These increases were offset by decreases in sales of our Lasercheck products, which decreased $41,344, or 87.5%, during the third quarter of fiscal 2017 as compared to the same period in the prior year.

Sales in the Measurement segment increased $321,096, or 8.9%, to $3,939,018 for the nine months ended February 28, 2017 compared to $3,617,922 for the nine months ended February 29, 2016. Sales of Xact remote tank monitoring products and related revenues from monitoring services increased $596,165, or 48.0%, during the nine months ended February 28, 2017 as compared to the same period in the prior year. This increase was offset by decreases in sales of our Acuity laser-based distance measurement and dimensional-sizing products which decreased $173,987, or 9.2%, in the nine months ended February 28, 2017 as compared to the nine months ended February 29, 2016. Sales of our Lasercheck products decreased $98,553, or 54.7%, during the first nine months of fiscal 2017 as compared to the same period in the prior year and sales of our SMS laser-based surface measurement products decreased by $2,529, or 0.8%, for the nine months ended February 28, 2017 as compared to the same period in the prior year.

Gross margin – Gross margin for the three months ended February 28, 2017 decreased to 38.0% as compared to 42.1% for the three months ended February 29, 2016. Gross margin for the nine months ended February 28, 2017 decreased to 41.4% as compared to 43.4% for the nine months ended February 29, 2016. The fluctuations in gross margin in the three and nine month periods ended February 28, 2017 as compared to the same three and nine month periods in the prior fiscal year are primarily influenced by shifts in the product sales mix from our product lines.

Operating expenses – Operating expenses decreased $160,415, or 10.9%, to $1,313,240 for the three months ended February 28, 2017 as compared to $1,473,655 for the three months ended February 29, 2016. General, administrative and selling expenses decreased $142,103, or 10.1%, for the three months ended February 28, 2017 as compared to the same period in the prior year. These decreases are primarily driven by reductions in marketing costs, travel and entertainment expenses and personnel related expenses.

Operating expenses decreased $562,876, or 11.8%, to $4,189,708 for the nine months ended February 28, 2017 as compared to $4,752,584 for the nine months ended February 29, 2016. General, administrative and selling expenses decreased $524,276, or 11.6%, for the nine months ended February 28, 2017 as compared to the same period in the prior year. These decreases are primarily driven by reductions in sales commissions, marketing costs, travel and entertainment expense and personnel expenses.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $(259) and $(260) for the three months ended February 28, 2017 and February 29, 2016, respectively. Foreign currency exchange gains (losses) were $(16,203) and $(33,871) for the three months ended February 28, 2017 and February 29, 2016, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period. Other income (expense) was $(9,180) for the third quarter of fiscal 2017 as compared to $14 for the same period in the prior year.

Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $(589) and $(1,293) for the nine months ended February 28, 2017 and February 29, 2016, respectively. Foreign currency exchange gains (losses) were $(58,209) and $(58,166) for the nine months ended February 28, 2017 and February 29, 2016, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period. Other income (expense) was $7,745 for the first nine months of fiscal 2017 as compared to $331 for the same period in the prior year.

Income taxes – The Company’s effective tax rate on consolidated net loss was 3.5% for the nine months ended February 28, 2017. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2017 will be approximately 7.3% due to the items noted above.

Net income (loss) – Net loss was $131,333, or $(0.04) per fully diluted share, for the three months ended February 28, 2017 as compared to net loss of $450,906, or $(0.15) per fully diluted share, for the three months ended February 29, 2016. For the nine months ended February 28, 2017, net loss was $639,432, or $(0.21) per fully diluted share, as compared to net loss of $1,049,755, or $(0.35) per fully diluted share for the nine months ended February 29, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased to $5,782,490 as of February 28, 2017 as compared to $6,325,707 as of May 31, 2016. Cash and cash equivalents decreased $506,855 to $481,831 as of February 28, 2017 from $988,686 as of May 31, 2016.

Cash used in operating activities totaled $509,029 for the nine months ended February 28, 2017 as compared to cash used in operating activities of $678,745 for the nine months ended February 29, 2016. The change in cash used in operating activities was impacted, in part, by the difference in net loss of $639,432 for the nine months ended February 28, 2017 as compared to net loss of $1,049,755 for the same period in the prior year. Changes in accounts receivable, inventories, accounts payable and other accrued liabilities also impacted the total cash used in operating activities, with the result of the changes directly related to the timing of receipts and payments and the management of inventory levels across our product lines.

At February 28, 2017, the Company had accounts receivable of $2,274,729 as compared to $2,099,082 at May 31, 2016. The increase in accounts receivable of $175,647 was due to timing of receipts. Inventories decreased $385,760 to $4,342,217 as of February 28, 2017 as compared to $4,727,977 at May 31, 2016, which is due primarily to the timing of purchases across our product lines and reductions of inventories in our SMS product line. At February 28, 2017, total current liabilities decreased $133,726 to $1,496,974 as compared to $1,630,700 at May 31, 2016. The decrease in accounts payable and other accrued expenses is primarily due to the timing of payments to our vendors and the decrease in accrued commissions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC. (Registrant)

Date:	April 12, 2017	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer