Form 10-K
period 2017-05-31
SCHMITT INDUSTRIES INC
filed 2017-08-15
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2017

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,427,500 based upon the closing price of $1.76 reported for such date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of July 31, 2017, the registrant had 2,995,910 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Introduction

Schmitt Industries, Inc. (the Company), an Oregon corporation, designs, manufactures and sells high precision test and measurement products for two main business segments: the Balancer segment and the Measurement segment. For the Balancer segment, the Company designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., an Oregon corporation, the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement for a wide variety of commercial applications and ultrasonic measurement products that accurately measure the fill levels of tanks holding propane, diesel and other tank-based liquids and transmit that data via satellite to a secure web site for display and data management (the Measurement segment). In addition, the Measurement segment includes the Company’s laser-based microroughness measurement products for the semiconductor wafer and hard disk drive industries and for other industrial applications and laser-based surface analysis and measurement products that can be used for a variety of scientific applications. The Company also provides sales and service for Europe and Asia through its wholly owned subsidiary, Schmitt Europe Limited (SEL), located in Coventry, England and through its sales representative office located in Shanghai, China. The Company’s corporate office is located at 2765 N.W. Nicolai Street, Portland, Oregon.

“SBS,” “Acuity,” “Xact,” “SMS,” “Lasercheck” and “AccuProfile” are registered trademarks owned by the Company.

Balancer Segment

The Company’s principal product line for the Balancer segment is the Schmitt Dynamic Balance System (SBS), which consists of a vibration sensor, a computer control unit, and a balance head that is placed either externally on the grinding wheel spindle with the use of a spindle mounted adaptor or internally inside the spindle bore. SBS products are designed as economical yet highly precise measurement and control devices for permanent or portable installation on grinding machines that can detect and correct imbalance caused by vibration as small as 0.02 microns. Customers can also detect and analyze the acoustic emission signal generated during grinding or wheel dressing to help monitor and improve the grinding process. Customers include both end user operators as well as manufacturers of grinding machines worldwide for a wide variety of industries that utilize the grinding process, including the automotive, industrial, aerospace, and medical industries where specifications and operating tolerances on machined parts are increasingly precise. The following products are currently offered under the SBS brand:

SB-5500 Products – The SB-5500 product line is fully automated, eliminating the need to pre-balance parts such as grinding wheels. This reduces machine setup time and ensures a smoother and more efficient grinding process. Operating on a principle of mass compensation for wheel imbalance, the balance head contains two movable eccentric weights, each driven by electric motors through a precision gear train. These weights are repositioned to offset any imbalance in a grinding wheel or other application. Imbalance or vibration is picked up by the vibration sensor that feeds the detected signal to the control unit, which filters the signal by revolutions per minute. The controller then automatically drives the balance head weights in a direction that reduces the amplitude of the vibration signal. The balance cycle is complete when the weights are positioned to achieve the lowest vibration level, as low as 0.02 microns.

The SB-5500 control panel contains up to four slots for additional, optional circuit boards designed for specific functions, such as manual balancing, balancing using hydro chambers and process monitoring, which involves the detection and analysis of high frequency noise, known as acoustic emission (AE), generated by the grinding process.

The optional Acoustic Emission Monitoring System (AEMS) control card uses proprietary acoustic sensor technology to monitor the AE signal generated on the grinding machine during key events in the grinding process. The AEMS card allows rapid, automatic grinding wheel in-feed, right up to the point of initial contact of the grinding wheel with a new part loaded in the machine. The system can automatically detect the initial contact and very quickly report this event to the machine control, stopping the wheel in-feed without operator intervention. Part crash occurs when a part or fixture is incorrectly loaded into a grinding machine or some abnormal condition occurs. Rapid in-feed of the wheel may then result in a dangerous or costly crash. The AEMS card allows the grinding machine’s operating system (known as a computer numeric control or CNC system) on the machine to monitor the acoustic levels and detect any unexpected contact when it happens. The system then reports that abnormal contact and instructs the CNC program to stop the grinding process, usually within one millisecond.

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

SB-2000 and AE-1000 Products – Additional SBS products include the SB-2000 and the AE-1000. The SB-2000 is an easy-to-use, compact manual balancing system offering both one and two plane manual balancing capabilities. The system comes in a dedicated machine installation version (SB-2000) and a portable version (SB-2000-P). Each version of the system displays up to four digits of resolution for vibration and six digits for RPM readings and supports a spindle speed range of 30 to 100,000 RPM. The portable SB-2000-P version attaches magnetically to any location on the machine for easy setup and use. The AE-1000 is a dedicated AE control platform that reduces air machine grinding time and alerts the operator to potential grinding wheel crash conditions by using proprietary AE detection technology to monitor the high frequency signals generated by the grinding process.

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

Examples of some well-known worldwide machine tool builders who have offered and/or installed the SBS System include ANCA (Australia), Capco Machinery (U.S.), Drake Manufacturing (U.S.), Ecotech/SMTW (China/U.S.), Erwin Junker (U.S.), Matrix Machine Tool (UK), Schleifring Group (Germany, China), Shaanxi Qinchuan Machinery Development Co. (China), Cinetic Landis Grinding (U.S.), Koyo Machinery (U.S./Japan), Micron Machinery Limited (Japan/U.S.), USACH Technologies (U.S.) and Weldon Solutions (U.S.). The Company currently sells its products directly to major machine builders throughout the world.

Machine Tool Rebuilders – These customers, found in most industrialized nations, develop their business by offering to completely update and refurbish older grinding machines. These rebuilders typically tear the old machine apart and install new components, such as the SBS system. The Company currently sells its products directly to major machine tool rebuilders throughout the world.

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

For the years ended May 31, 2017, May 31, 2016 and May 31, 2015 (Fiscal 2017, 2016 and 2015), net sales of the Company’s balancing products totaled $7,082,474, $6,962,746 and $7,850,236, respectively. Net sales of balancing products accounted for 57%, 60% and 60% of the Company’s total sales in Fiscal 2017, 2016 and 2015, respectively. See Note 5 to Consolidated Financial Statements.

Competition

Competitors in the Balancer segment primarily come from Germany and Italy. These competitors produce electromechanical and water balancers and process control products similar to SBS. The Company’s primary competitors are Marposs S.p.A., Balance Systems S.r.l. and MPM Micro Prazision Marx GmbH.

Measurement Segment

The Company’s principal product lines for the Measurement segment are the Acuity and Xact product lines. Within the Acuity line, the Company designs, manufactures and sells laser and white light sensors for fast and accurate distance, dimensional and area measurement in a wide variety of commercial applications. Within the Xact product line, the Company designs, manufactures and sells ultrasonic measurement products that accurately measure the fill levels of tanks holding propane, diesel and other tank-based liquids and transmit that data via satellite to a secure web site for display and data management. The Measurement segment also includes laser-based microroughness measurement products that can be used in the semiconductor wafer and hard disk drive industries and for other industrial applications and other laser-based surface analysis and measurement products that can be used for a variety of scientific applications, although the products in these two product lines are no longer significant for the Company.

Acuity Products

Products sold under the Acuity brand include lasers utilizing both triangulation and time-of-flight methods of measurement, and confocal chromatic white light sensors that are used in a wide range of industrial applications including manufacturing, lumber production, steel casting, glass and paper production, medical imaging, crane control and micron-level part and surface inspection. The following products are currently offered under the Acuity brand:

AccuRange (AR) Distance Measurement Sensors – The AR distance measurement lasers utilize pulsed time of flight measurement principles to accurately measure distances of up to 30 meters (up to 300 meters with retro-reflective tape) with the AR1000, up to 100 meters (500 meters with retro-reflective tape) with the AR2000, up to 50 meters (500 meters with retro-reflective tape) with the AR2500 and up to 300 meters (3000 meters with retro-reflective tape) with the AR3000. These products are highly versatile, being able to measure distances both indoors and outdoors. Applications include, but are not limited to, load confirmation, alignment, lumber positioning, crane monitoring, fill level measurement, velocity measurement and laser altimeter.

AR Triangulating Laser Displacement Sensors – The AR200 line is the Company’s most compact series of triangulating laser displacement sensors. Four models cover metric measurement ranges from 6 to 100 millimeters. All models boast a 1/500 accuracy rating for measurements within twelve microns. All models are standard with analog, limit switch and serial outputs. The AR200 sensors project a beam of visible laser light that creates a spot on the target surface. Reflected light from the surface is viewed from an angle by a line scan camera and the target’s distance is computed from the image pixel data. The AR200 displacement sensor cannot be overloaded and measures accurately even when a mirror reflects the entire light beam back to the detector. The AR500 is a compact triangulation laser displacement sensor that provides accurate measurements (+/- 0.15% linearity) at high speeds (standard to 9400 Hz, high speed option up to 56K Hz). The same compact enclosure houses models with ranges from 5 to 1000 millimeters. Sensor options include blue laser diodes, faster speeds and cooling jackets. Applications include radiating surfaces and high speed applications such as road texture, ballistics and high speed event monitoring. The AR700 is a triangulation laser displacement sensor that provides superior performance in terms of accuracy, repeatability, and sample speed. The AR700 boasts output speeds up to 9400 Hz and resolutions as low as one-sixth of a micrometer. The laser will output 9400 distance readings in a single second. The unit is also very compact, measuring approximately 80% smaller than its predecessor, the AR600. Model variations permit applications up to 50 inches in range. Applications include high speed road profiling, product dimensional or thickness measurement, rubber thickness measurement, lumber or plywood thickness measurement, carton dimensioning and product positioning.

AR Chromatic Confocal Sensors – The AR CCS Prima white light confocal-chromatic displacement sensor is the most precise measurement system from Acuity. Using a novel optical principle of measuring the reflected light’s component wavelengths, these confocal sensors measure both distance and position to within nanometers. These compact probes can measure to opaque, shiny or even transparent surfaces. Unlike the other Acuity distance sensors, the Prima Confocal systems are comprised of an optical measurement “pen” and a separate controller. This controller houses all of the electronics, light source, etc. Only emitted white light and reflected signals are passed between the pen and the controller via a thin fiber-optic transmission cable. The Confocal-Chromatic Sensors (CCS) are offered in a variety of measurement ranges and standoff distances, each with a corresponding resolution. The shortest-range models resolve to 5 nanometers of height change. The AR CCS Initial confocal sensor is an extremely precise point sensor for measuring displacement and thickness. Each system includes a controller unit, a fiber optic cable, a measuring probe and all necessary cables and software. The CCS Initial measures distance and topography of varied targets, including silicon, polished metals, glass, contoured lenses, polymers, semiconductor masks and natural materials. The technology in the CCS Initial supports nanometer-scale resolutions and the system comes in five different measurement models that range from 0.4 to 12.0 mm.

AccuProfile (AP) Laser Line Scanner – The laser line sensors in this series are mid-level two-dimensional CMOS digital sensors for industrial surface dimensioning and measurement applications. The AP820 is a two-dimensional laser line scanner that measures surface height profiles by projecting a beam of visible laser light that creates a line on a targeted surface. The AP820 is a highly accurate sensor for industrial surface dimensional and measurement applications. The scanner quickly and accurately generates low-noise 2D or 3D profile scans of objects, surfaces or scenes. The sensor has an onboard processor and comes with AcuityView image analysis software. Typical scanner applications include weld gap tracking and weld bead profiling, positional control of objects and surfaces, tire profiling, wheel profiling, surface profiling, 3D profile generation and dimensional measurement.

Acuity (“AQ”) 2D Laser Line Scanner – The AQ6 laser line sensor offers higher speed and higher resolution, with models from 0.3 megapixels to over 12 megapixels. The AQ6 uses the latest in new high density CMOS camera design with new Gigabit Ethernet communications and the newly released GeniCam high speed vision protocols. This allows the customer to increase the resolution on the target and reduce the amount of sensors needed for larger parts. The new outputs also will allow for a faster and less expensive integration of the sensor into the customer’s application. Applications include pipe and tube manufacturers, large laser line applications for flaw detection, and high accuracy scans of difficult targets. The AQ6 also lends itself to custom OEM applications with laser lines of over 80 inches in length. Currently there are 9 models of the AQ6 available.

Competition

The Company believes the principal elements of competition include quality of ongoing technical support and maintenance coupled with responsiveness to customer needs, as well as price, product quality, reliability and performance. The market for the Acuity products is extremely competitive, characterized by rapidly changing technology, and includes multinational competitors. Company pricing is intended to obtain market share and meet competitive supplier prices. The market strategy is to establish products with the best quality, reliability and performance and superior economic value.

Xact Remote Tank Monitoring Products

The Company’s Xact Remote Tank Monitoring products provide remote fill level monitoring of propane, diesel and other tank-based liquids for tanks, large or small, anywhere in the world. Accessing accurate fill level information is essential to effectively manage inventory, improve delivery efficiency, reduce operating costs and increase profitability, and justify capital expenditures. The Xact system utilizes an ultrasonic sensor that is applied externally to the tank to calculate the fill level inside the tank with great accuracy. The Xact system can also be installed to measure the fill levels of bobtail and transport trucks. For smaller tanks that are difficult to access or where the precise accuracy provided by the ultrasonic sensor is not as important, Xact also offers a sensor that is affixed to the dial of a preinstalled float gauge (known as a “gauge reader”) which detects the fill level that is reported by the gauge. Tank fill data is then transmitted via the Globalstar® satellite network to a secure website for display. The transmission of data via satellite does not rely on phone land lines or cellular networks and therefore no dropped data. The use of satellite telemetry permits monitoring of any tank anywhere in the world. With the Xact system, minimum or maximum alarm or fill levels can be set to automatically notify operators by email anytime a particular tank reading exceeds thresholds or needs refilling. The Xact system can be used to monitor tanks as small as 125 gallons (473 liters) and as large as 90,000 gallons (340,686 liters). With Xact, operators can obtain timely and accurate readings of inventory levels and tank refill requirements on a predetermined timely basis.

There are three main components to the Xact Tank Monitoring System:

Tank Sensor – The Xact ultrasonic sensor incorporates patented technology and is externally mounted to the bottom of the tank. The sensor produces a small electrical pulse, or a “ping,” that travels through the tank’s steel shell, which is reflected off the bottom surface of the liquid stored in the tank in the form of an echo that is detected by the sensor. The time of flight between the “ping” and the echo, which is measured in milliseconds, is then calculated to determine, based upon additional data regarding tank size and shape, the volume of liquid the tank contains. This information is then remotely transmitted via a satellite radio transmitter. For smaller tanks that are difficult to access or where the precise accuracy provided by the ultrasonic sensor is not as important, Xact also offers a sensor that is affixed to the dial of a preinstalled float gauge (known as a “gauge reader”).The gauge reader detects the fill level that is reported by the gauge and transmits that data by satellite in the same manner as the ultrasonic sensor. Float gauges have a typical accuracy range of +/- 8% to 12%.

Satellite Radio Transmitter – The Xact radio transmitter is placed on the top of the tank and is connected by cable to the tank sensor or gauge reader. The satellite transmitter transmits the tank data using the GlobalStar® satellite network to a GlobalStar® ground station and then to the Xact secure website where the tank data is displayed or is automatically directed to a customer’s automated inventory, delivery management system or logistics system.

Xact Website – The Xact website is a secured location providing controlled access to the tank data for each customer’s various tank locations. The tank fill level data and geometry of the tank are used to calculate and display the precise fill level at predetermined measurement times along with additional information such as temperature, battery status, GPS coordinates and map location, fill levels that trigger email notification and the list of email recipients. In addition to the data being displayed on the website, the data can also be automatically directed to a customer’s automated inventory or delivery management system for full automation of the delivery process. Operators can now obtain highly accurate readings and tank information from even the most remote tanks conveniently and cost-effectively using their desktop computer, laptop, tablet or smart phone.

The benefits of using the Xact Tank Monitoring System include external mounting with no reliance on existing mechanical gauges when using the ultrasonic sensors, tank fill data is sent directly and instantly from the tank to the user via satellite, no reliance on telephone lines or cellular networks and no dropped data, temperature adjusted readings for accuracy within +/- 2% for large tanks and +/- 1% for smaller tanks when using the ultrasonic sensor, user-set alarm levels and automatic low tank-level messaging via email or cell phone, the ability to operate in a wide range of operating environments from -40ºC to 60ºC, long battery life, quick and easy installation, secure data transmission via satellite, the ability to integrate directly into delivery scheduling management systems and the ability to monitor any tank anywhere in the world.

Customers

Customers of the Xact Tank Monitoring System include large, regional and local propane distributors, such as Superior Propane (Canada), Suburban Propane (U.S.), AmeriGas (U.S.), Pacific Propane (U.S.) and TermoGas (Mexico). The Company is focusing its business development efforts on the propane and diesel industries in the United States and Canada.

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

Other Measurement Segment Products

Also included in the Measurement segment are the following products; however, these products are being phased out by the Company:

TMS – TMS (Texture Measurement System) 2000-RC is an accurate non-contact texture measurement system. The product (used on aluminum substrates) provides fast, accurate and repeatable microroughness measurements while quadrupling production throughput when compared to other testing devices. Surface roughness can be measured to levels below 0.5 Angstroms. An Angstrom (Å) is a unit of measure equal to 1 hundred-millionth of a centimeter (the point of a needle is one million Å in diameter).

Lasercheck – Lasercheck is a unique laser-based non-contact roughness gauge incorporating patented laser light-scatter technology that can make precise and repeatable surface roughness measurements in the 0.025 to 2 micron (<1.0 to 80 micro inches) range. Lasercheck provides high-speed in-process measurements in a fraction of a second and is optimized for surface measurements of ground, sanded, polished, honed, super-finished and shot-blasted surfaces.

Complete Angle Scatter Instrument (CASI Scatterometers) – The CASI Scatterometer uses visible, ultraviolet or infrared laser light as a nondestructive probe to measure surface quality, optical performance, smoothness, appearance, defects and contamination on a wide variety of materials. These products are scientific measurement instruments providing customers with molecular-level precision in roughness measurement of optical surfaces, diffuse materials, semiconductor wafers, magnetic storage media and precision-machined surfaces, as well as surfaces affecting the cosmetic appearance of consumer products. During FY2017, the Company signed an agreement to transfer the assets and technology associated with the CASI products in exchange for royalty payments over a seven year period.

MicroScan – The MicroScan system is a portable device consisting of a hand-held control unit, an interchangeable measurement head and a separate charging unit. To perform a measurement, the operator places the measurement head on the objective area and presses a button. Each measurement takes less than five seconds with results displayed and stored in system memory. The MicroScan can store 700 measurements in 255 files and provides the capability to program pass/fail criteria. Software is available for control, analysis and file conversion. From a single measurement, a user can determine RMS surface roughness, reflectance and scatter light levels (BRDF) on either flat or curved surfaces and under any lighting conditions.

In Fiscal 2017, 2016 and 2015, net sales of Measurement products totaled $5,315,169, $4,722,607 and $5,218,855, respectively, and accounted for 43%, 40% and 40% of the Company’s total sales in Fiscal 2017, 2016 and 2015, respectively. See Note 5 to Consolidated Financial Statements.

Sales by Geographic Area

In Fiscal 2017, 2016 and 2015, the Company recorded net sales of its products in the United States, its country of domicile, of $6,797,469, $6,931,278 and $7,174,257, respectively. Net sales in the last three fiscal years by geographic areas were:

	North America	Europe	Asia	Others
Fiscal 2017	$8,162,340	$1,451,293	$2,500,191	$283,819
Fiscal 2016	$7,749,753	$1,435,280	$2,288,550	$211,770
Fiscal 2015	$8,165,269	$1,194,186	$3,388,757	$320,879

Business and Marketing Strategy

The Company designs, manufactures and markets all of its products with operations divided into a number of different channels and geographies.

Balancer Segment Products

The Company markets and sells its SBS products in a variety of ways. First, selling channels are provided by independent manufacturers’ representatives and distributors. There are currently approximately 65 individuals and/or organizations throughout the world acting in one of these capacities, including approximately 15 in the United States and seven in China.

Second, OEMs integrate the SBS products on the machine tools they produce. Users thus purchase the SBS products concurrently with the machine tools. Conversely, end users of grinding machines that have purchased the SBS system directly from the Company, after enjoying the benefits of our products, often request that SBS products be included with the new equipment they order from OEMs. The SBS systems are often installed by machine tool builders prior to displaying their own machine tools at various trade shows, becoming endorsements that prove beneficial to the Company’s sales efforts.

Third, worldwide trade shows have proven to be an excellent source of business. Company representatives, usually one or more of the marketing managers and the CEO and/or VP of Operations, attend these events along with local Company representatives. These individuals operate a display booth featuring an SBS System demonstration stand and product and technical literature. Representatives from all facets of the Company’s target markets attend these trade shows.

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

Measurement Segment Products

Similar to the Balancer segment, the Measurement segment uses a variety of methods to market and sell its products. Primarily, our sales and marketing managers direct the overall worldwide sales and marketing efforts for the Acuity and Xact products, including the management of distributors in selected markets. In addition, trade shows have recently proven to be an excellent source of business. Representatives from all facets of the Company’s target markets attend these trade shows. All Measurement segment products are assembled in the Portland, Oregon facility and shipped worldwide directly to customers.

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

Proprietary Technology

The Company’s success depends in part on its proprietary technology, which the Company protects through patents, copyrights, trademarks, trade secrets and other measures. The Company has U.S. patents covering both Balancer and Measurement products, processes and methods that the Company believes provide it with a competitive advantage. The Company has a policy of seeking patents, where appropriate, on inventions concerning new products and improvements developed as part of its ongoing research, development and manufacturing activities. While patents provide certain legal rights of enforceability, there can be no assurance the historic legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses with respect to issued patents will, in fact, be considered substantial in the future. There can be no assurance as to the degree and range of protection any patent will afford and whether patents will be issued or the extent to which the Company may inadvertently infringe upon patents granted to others.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of its business segments. The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments. During Fiscal 2017, 2016 and 2015, the Company’s research and development expense totaled $256,164, $287,672 and $378,305, respectively.

Employees

As of July 31, 2017, the Company employed 50 individuals worldwide on a full-time basis. There were no part-time or temporary employees. None of the Company’s employees are covered by a collective bargaining agreement.

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

The Company’s existing cash may not be sufficient and the Company may not be able to obtain financing to fund operations or future growth

The Company had a cash balance of $867,607 as of May 31, 2017, compared to $988,686 as of May 31, 2016, and has no bank line of credit facility. The Company believes that its existing cash and cash equivalents combined with the cash from operating activities will be sufficient to meet its cash requirements for the near term. However, if sales weaken and the Company is unable to reduce its operating costs in a timely manner or access additional financing, the Company may have to continue to reduce its cash balance, which could significantly impact the liquidity or operations of the Company, and may have to explore other financing alternatives to raise cash.

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

The Company may experience a downturn due to the risks of operating a global business

Sales to customers outside the U.S. accounted for 45.2% of total sales in Fiscal 2017. We expect that sales to customers outside the U.S. will continue to represent a significant percentage of sales in the future. We currently have a sales and service office in Coventry, England and a sales office in Shanghai, China. We may need to increase our foreign operations in the future. Our international sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside of our control, including periodic local or geographical economic downturns, fluctuations in the relative values of currencies, difficulties in protecting intellectual property, shipping delays and disruptions, local labor disputes, unexpected changes in trading policies, regulatory requirements, tariffs and duties and difficulties in managing a global presence, including staffing, collecting accounts receivable, and managing distributors and sales representatives.

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

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings totaling approximately 40,500 square feet. SEL occupies a 1,080-square foot facility in Coventry, England pursuant to a three-year lease, which expired in March 2017 and has been extended as a month-to-month lease. The current basic monthly rent amount is £1,002 ($1,281 as of May 31, 2017).

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

Year Ended May 31, 2016	High	Low
First Quarter	$2.92	$2.63
Second Quarter	$3.16	$2.56
Third Quarter	$2.70	$2.08
Fourth Quarter	$2.49	$2.11

Year Ended May 31, 2017	High	Low
First Quarter	$2.28	$1.45
Second Quarter	$1.89	$1.42
Third Quarter	$1.87	$1.55
Fourth Quarter	$1.78	$1.48

As of July 31, 2017, there were 2,995,910 shares of Common Stock outstanding held by approximately 62 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 800 individual holders of shares of Common Stock.

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

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2017:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	360,000	$2.28	0
Equity compensation plans not approved by security holders	0	0	0

	360,000	$2.28	0

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

In thousands, except per share information

Year Ended	5/31/2017	5/31/2016	5/31/2015	5/31/2014	5/31/2013
Net sales	$12,398	$11,685	$13,069	$12,135	$12,452
Net income (loss)	$(1,073)	$(1,515)	$(94)	$(540)	$(540)
Net income (loss) per common share, basic	$(0.36)	$(0.51)	$(0.03)	$(0.18)	$(0.18)
Weighted average number of common shares, basic	2,996	2,996	2,996	2,996	2,991
Net income (loss) per common share, diluted	$(0.36)	$(0.51)	$(0.03)	$(0.18)	$(0.18)
Weighted average number of common shares, diluted	2,996	2,996	2,996	2,996	2,991
Stockholders’ equity	$6,977	$8,004	$9,489	$9,613	$10,015
Total assets	$9,006	$9,635	$11,104	$10,824	$11,625
Long-term debt (including current portion)	$0	$0	$0	$0	$0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. (the Company), an Oregon corporation, designs, manufactures and sells high precision test and measurement products for two main business segments: the Balancer segment and the Measurement segment. For the Balancer segment, the Company designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., an Oregon corporation, the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement for a wide variety of commercial applications and ultrasonic measurement products that accurately measure the fill levels of tanks holding propane, diesel and other tank-based liquids and transmit that data via satellite to a secure web site for display (the Measurement segment). In addition, the Measurement segment includes laser-based microroughness measurement products for the semiconductor wafer and hard disk drive industries and for other industrial applications and laser-based surface analysis and measurement products, which can be used for a variety of scientific applications. The Company also provides sales and service for Europe and Asia through its wholly owned subsidiary, Schmitt Europe Limited (SEL), located in Coventry, England and through its sales representative office located in Shanghai, China.

For the fiscal year ended May 31, 2017 (Fiscal 2017), total sales increased $712,290, or 6.1%, to $12,397,643 from $11,685,353 in the fiscal year ended May 31, 2016 (Fiscal 2016).

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets of North America, Asia, and Europe. Balancer segment sales increased $119,728, or 1.7%, to $7,082,474 in Fiscal 2017 as compared to $6,962,746 in Fiscal 2016. Sales to customers in Asia increased $146,509, or 6.8%, to $2,300,682 in Fiscal 2017 as compared to $2,154,173 in Fiscal 2016. Sales to customers in North America decreased $127,477, or 3.7%, to $3,337,215 in Fiscal 2017 as compared to $3,464,692 in Fiscal 2016 as a result of lower sales level in the first half of Fiscal 2017. Europe sales for Fiscal 2017 were $1,261,387, which was consistent with sales levels of $1,259,868 experienced in Fiscal 2016 and sales to customer in other parts of the world increased $99,177, or 118.0%, from $84,013 in Fiscal 2016 to $183,190 in Fiscal 2017.

The product lines in the Measurement segment include the Acuity laser-based distance measurement and dimensional sizing laser sensors and the Xact ultrasonic-based remote tank monitoring products. Total Measurement segment sales increased $592,562, or 12.5%, to $5,315,169 for Fiscal 2017 as compared to $4,722,607 for Fiscal 2016. The overall increase in sales in the Measurement segment is primarily attributed to an increase in sales and related monitoring revenues associated with our Xact product line of $665,524, or 37.6%, from $1,771,271 in Fiscal 2016 to $2,436,795 in Fiscal 2017. Our Acuity product line also recorded an increase in sales of $70,219, or 2.9%, from $2,401,465 in Fiscal 2016 to $2,471,684 in Fiscal 2017. These increases in sales were offset by a decrease of $143,181 in sales of products in our SMS and Lasercheck product lines. During Fiscal 2017, the Company made the decision to no longer focus on and eventually phase out the SMS and Lasercheck product lines, which have historically been included in the Measurement segment.

Operating expenses decreased $429,278, or 6.8%, to $5,874,491 in Fiscal 2017 to $6,303,769 in Fiscal 2016. General, administrative and sales expenses decreased $397,770, or 6.6%, to $5,618,327 in Fiscal 2017 as compared to $6,016,097 in the prior fiscal year.

Net loss was $1,073,364, or $(0.36) per fully diluted share, for the year ended May 31, 2017 as compared to net loss of $1,515,189, or $(0.51) per fully diluted share, for the year ended May 31, 2016.

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

Recently issued accounting pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Discussion of Operating Results

	Year Ended May 31,
	2017		2016		2015
Balancer sales	$7,082,474	57.1%	$6,962,746	59.6%	$7,850,236	60.1%
Measurement sales	5,315,169	42.9%	4,722,607	40.4%	5,218,855	39.9%

Total sales	12,397,643	100.0%	11,685,353	100.0%	13,069,091	100.0%
Cost of sales	7,511,836	60.6%	6,818,058	58.3%	6,928,394	53.0%

Gross profit	4,885,807	39.4%	4,867,295	41.7%	6,140,697	47.0%

Operating expenses:
General, administration and sales	5,618,327	45.3%	6,016,097	51.5%	5,826,851	44.6%
Research and development	256,164	2.1%	287,672	2.5%	378,305	2.9%

Total operating expenses	5,874,491	47.4%	6,303,769	53.9%	6,205,156	47.5%

Operating loss	(988,684)	(8.0%)	(1,436,474)	(12.3%)	(64,459)	(0.5%)
Other expense	(56,671)	(0.5%)	(58,713)	(0.5%)	(19,123)	(0.1%)

Loss before income taxes	(1,045,355)	(8.4%)	(1,495,187)	(12.8%)	(83,582)	(0.6%)
Provision for income taxes	28,009	0.2%	20,002	0.2%	10,087	0.1%

Net loss	$(1,073,364)	(8.7%)	$(1,515,189)	(13.0%)	$(93,669)	(0.7%)

Sales – Sales in the Balancer segment increased $119,728, or 1.7%, to $7,082,474 for Fiscal 2017 as compared to $6,962,746 for Fiscal 2016. This increase was primarily attributed to stronger sales in Asia and other regions of the world, offset by lower shipments into North America in the early part of Fiscal 2017. Sales to customers in Asia increased $146,509, or 6.8%, to $2,300,682 in Fiscal 2017 as compared to $2,154,173 in Fiscal 2016. Sales to customers in North America decreased $127,477, or 3.7%, to $3,337,215 in Fiscal 2017 as compared to $3,464,692 in Fiscal 2016 as a result of lower sales level in the first half of Fiscal 2017. Europe sales for Fiscal 2017 were $1,261,387, which was consistent with sales levels of $1,259,868 experienced in Fiscal 2016 and sales to customer in other parts of the world increased $99,177, or 118.0%, from $84,013 in Fiscal 2016 to $183,190 in Fiscal 2017. The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in this market.

The product lines in the Measurement segment include the Acuity laser-based distance measurement and dimensional sizing laser sensors and the Xact ultrasonic-based remote tank monitoring products. Total Measurement segment sales increased $592,562, or 12.5%, to $5,315,169 for Fiscal 2017 as compared to $4,722,607 for Fiscal 2016. The overall increase in sales in the Measurement segment is primarily attributed to an increase in sales and related monitoring revenues associated with our Xact product line of $665,524, or 37.6%, from $1,771,271 in Fiscal 2016 to $2,436,795 in Fiscal 2017. Our Acuity product line also recorded an increase in sales of $70,219, or 2.9%, from $2,401,465 in Fiscal 2016 to $2,471,684 in Fiscal 2017. These increases in sales were offset by a decrease of $143,181 in sales of products in our SMS and Lasercheck product line. During

Fiscal 2017, the Company made the decision to no longer focus on and eventually phase out the SMS and Lasercheck product lines, which have historically been included in the Measurement segment.

Sales in the Balancer segment decreased $887,490, or 11.3%, to $6,962,746 for Fiscal 2016 as compared to $7,850,236 for Fiscal 2015. While sales in the overall Balancing segment declined in Fiscal 2016, sales to customers in Europe increased $173,359, or 16.0%, to $1,259,868 in Fiscal 2016 as compared to $1,086,509 in Fiscal 2015. This increase is the direct result of the targeted market strategy we have been pursuing in that geographic area. Sales to customers in the rest of the world decreased $1,060,849, or 15.7%, from Fiscal 2015 to Fiscal 2016, with sales into China and other parts of Asia accounting for $819,666, or 77%, of the decrease. Sales into China decreased $555,076, or 31.6%, during Fiscal 2016 as compared to Fiscal 2015 and sales into other parts of Asia decreased $264,590, or 21.7%, during Fiscal 2016 as compared to Fiscal 2015. North American sales decreased $90,869, or 2.6%, during the year ended May 31, 2016 as compared to the prior fiscal year. The economic circumstances in China, in the other Asia markets and in the North American market appear to be significantly contributing to the decline in sales experienced in Fiscal 2016. The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in these markets.

Sales in the Measurement segment decreased $496,248, or 9.5%, to $4,722,607 in Fiscal 2016 as compared to $5,218,855 in Fiscal 2015. The overall decrease in sales in the Measurement segment is primarily attributed to decreased sales in our SMS product line of $886,468, or 71.7%, which had sales of two CASI machines included in its Fiscal 2015 results which were not repeated in Fiscal 2016. This decrease was, in part, offset by increased sales in our Acuity product line. Acuity posted sales of $2,401,465 in Fiscal 2016 as compared to $1,991,596 in Fiscal 2015, an increase of $409,869, or 20.6%. In addition, sales of Xact remote tank monitoring products and the related monitoring revenues increased $75,332, or 4.4%, to $1,771,271 in Fiscal 2016 as compared to $1,695,939 in Fiscal 2015, and sales of Lasercheck laser-based surface measurement products decreased $94,981, or 32.2%, to $200,177 in Fiscal 2016 as compared to $295,158 in Fiscal 2015. Future sales of laser-based or ultrasonic measurement products cannot be forecasted with any certainty given the historical volatility experienced in this market.

Gross margin – Gross margin in Fiscal 2017 decreased to 39.4% as compared to 41.7% in Fiscal 2016. Gross margin in Fiscal 2016 decreased to 41.7% as compared to 47.0% in Fiscal 2015. The variances in gross margin between the periods presented was primarily influenced by shifts in the product sales mix from higher to lower margin product line sales.

Operating expenses – Operating expenses decreased $429,278, or 6.8%, to $5,874,491 in Fiscal 2017 to $6,303,769 in Fiscal 2016. General, administrative and sales expenses decreased $397,770, or 6.6%, to $5,618,327 in Fiscal 2017 as compared to $6,016,097 in the prior fiscal year. These decreases were primarily attributed to reductions in sales related payroll expense and reduction in specific sales-related travel and marketing where sales were not being generated commensurate with the costs being incurred. In addition, the overall decrease was impacted by reductions in administrative related payroll and other administrative expenses, offset in part by increases in professional expenses.

Operating expenses increased $98,613, or 1.6%, to $6,303,769 for Fiscal 2016 compared to $6,205,156 for Fiscal 2015. General, administrative and sales expenses increased $189,246, or 3.2%, to $6,016,097 in Fiscal 2016 compared to $5,826,851 in the prior year. This increase was a result of increases in sales commissions, salaries and related payroll expense in the early part of Fiscal 2016 and increases in general office and utilities costs for Fiscal 2016, offset by decreases in depreciation expense. This increase in general, administrative and sales expenses was offset by a decrease in spending of $90,633, or 24.0%, for research and development in Fiscal 2016 as compared to Fiscal 2015.

Other income (expense) – Other income (expense) consists of interest income, interest expense, foreign currency exchange gain (loss) and other income (expense). Interest income was $2,309, $1,338 and $191 in Fiscal 2017,

2016 and 2015, respectively. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense was $2,982, $2,988 and $3,452 in Fiscal 2017, 2016 and 2015, respectively, which is primarily related to the capital lease of a piece of manufacturing equipment. Foreign currency exchange loss was $63,744, $57,406 and $33,411 in Fiscal 2017, 2016 and 2015, respectively. The foreign currency exchange loss fluctuated with the strength of foreign currencies against the U.S. dollar during the respective periods.

Income tax provision – The effective tax rate in Fiscal 2017 was 2.7%. The effective tax rate on consolidated net loss in Fiscal 2017 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance. The effective tax rate in Fiscal 2016 was 1.3%. The effective tax rate on consolidated net loss in Fiscal 2016 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance. The effective tax rate in Fiscal 2015 was 12.1%. The effective tax rate on consolidated net loss in Fiscal 2015 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting, offset by tax credits related to research and experimentation expenses.

Net income (loss) – Net loss was $1,073,364, or $(0.36) per fully diluted share, for Fiscal 2017 as compared to net loss of $1,515,189, or $(0.51) per fully diluted share, for the year ended May 31, 2016. Net loss for Fiscal 2017 was the result of the combination of lower sales of SBS products in North America in the first half of the fiscal year, lower overall margins and decreases in sales associated with our SMS and Lasercheck product lines.

Net loss for the year ended May 31, 2016 was $1,515,189, or $(0.51) per fully diluted share, as compared to net loss of $93,669, or $(0.03) per fully diluted share, for the year ended May 31, 2015. Net loss for Fiscal 2016 was primarily the result of the decline in sales to our customers in China, other Asia markets and North America within the Balancer segment, lower sales in the SMS product line and higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $814,895 to $5,510,812 as of May 31, 2017 compared to $6,325,707 as of May 31, 2016. Cash and cash equivalents decreased $121,079 from $988,686 as of May 31, 2016 to $867,607 as of May 31, 2017.

Cash used in operating activities was $148,288 in Fiscal 2017 as compared to cash used in operations of $819,808 in Fiscal 2016 and cash provided by operating activities of $390,146 in Fiscal 2015. The amount of cash used in or provided by operating activities was primarily impacted by the amount of the net loss in each of the fiscal years, the timing of collections of accounts receivable, shifts in the level of inventories, and the timing of payments of accounts payable.

At May 31, 2017, accounts receivable increased $245,291 to $2,344,373 compared to $2,099,082 as of May 31, 2016. The increase in accounts receivable was due to an increase in sales in the second half of Fiscal 2017 and the timing of collections. Inventories decreased $523,254 to $4,204,723 as of May 31, 2017 as compared to $4,727,977 as of May 31, 2016 as a result of increased level of sales occurring during the second half of Fiscal 2017 and timing of deliveries of products from our suppliers. At May 31, 2017, total current liabilities increased $398,257 to $2,028,957 as compared to $1,630,700 at May 31, 2016 as a result of timing of payments.

During Fiscal 2017, net cash used in investing activities of $98 is the net result of the purchase of one vehicle, the proceeds from the disposition of two vehicles, and the purchase of computer equipment. During Fiscal 2016, net cash provided by investing activities of $11,430 consisted primarily of the proceeds from the disposition of some office equipment, offset by the purchase of computer equipment. During Fiscal 2015, net cash used in investing activities of $49,127 consisted primarily of the addition of a new vehicle and new manufacturing and computer equipment, offset by the proceeds from the disposition of one of the Company’s vehicles.

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

QUARTERLY FINANCIAL DATA

In thousands, except per share information (unaudited)

2017 Quarter Ended	August 31	November 30	February 28	May 31
Net sales	$2,893	$2,655	$3,199	$3,651
Gross profit	$1,376	$1,032	$1,215	$1,263
Net loss	$(126)	$(382)	$(131)	$(434)
Net loss per share, basic	$(0.04)	$(0.13)	$(0.04)	$(0.14)
Net loss per share, diluted	$(0.04)	$(0.13)	$(0.04)	$(0.14)

2016 Quarter Ended	August 31	November 30	February 29	May 31
Net sales	$3,104	$3,074	$2,528	$2,979
Gross profit	$1,442	$1,276	$1,063	$1,085
Net loss	$(195)	$(404)	$(451)	$(465)
Net loss per share, basic	$(0.07)	$(0.13)	$(0.15)	$(0.16)
Net loss per share, diluted	$(0.07)	$(0.13)	$(0.15)	$(0.16)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2017. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its cash equivalents.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on the Company’s interest bearing cash equivalents and short term investments. The Company has no credit line or other long-term obligations whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company’s results from operations.

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For Fiscal 2017, 2016 and 2015, results of operations included losses on foreign currency translation of $63,744, $57,406 and $33,411, respectively. The foreign exchange gains or losses in Fiscal 2017, 2016 and 2015 are primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8.	Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2017	May 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$867,607	$988,686
Accounts receivable, net	2,344,373	2,099,082
Inventories	4,204,723	4,727,977
Prepaid expenses	115,756	132,230
Income taxes receivable	7,310	8,432

	7,539,769	7,956,407
Property and equipment, net	865,224	965,452
Other assets
Intangible assets, net	601,351	712,881

TOTAL ASSETS	$9,006,344	$9,634,740

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,101,066	$877,167
Accrued commissions	300,234	273,147
Accrued payroll liabilities	360,239	148,823
Other accrued liabilities	267,418	331,563

Total current liabilities	2,028,957	1,630,700

Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at May 31, 2017 and May 31, 2016	10,649,287	10,569,522
Accumulated other comprehensive loss	(427,572)	(394,518)
Accumulated deficit	(3,244,328)	(2,170,964)

Total stockholders’ equity	6,977,387	8,004,040

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,006,344	$9,634,740

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended May 31,
	2017	2016	2015
Net sales	$12,397,643	$11,685,353	$13,069,091
Cost of sales	7,511,836	6,818,058	6,928,394

Gross profit	4,885,807	4,867,295	6,140,697

Operating expenses:
General, administration and sales	5,618,327	6,016,097	5,826,851
Research and development	256,164	287,672	378,305

Total operating expenses	5,874,491	6,303,769	6,205,156

Operating loss	(988,684)	(1,436,474)	(64,459)
Other expense	(56,671)	(58,713)	(19,123)

Loss before income taxes	(1,045,355)	(1,495,187)	(83,582)
Provision for income taxes	28,009	20,002	10,087

Net loss	$(1,073,364)	$(1,515,189)	$(93,669)

Net loss per common share, basic	$(0.36)	$(0.51)	$(0.03)

Weighted average number of common shares, basic	2,995,910	2,995,910	2,995,910

Net loss per common share, diluted	$(0.36)	$(0.51)	$(0.03)

Weighted average number of common shares, diluted	2,995,910	2,995,910	2,995,910

Comprehensive loss
Net loss	$(1,073,364)	$(1,515,189)	$(93,669)
Foreign currency translation adjustment	(33,054)	(27,573)	(103,608)

Total comprehensive loss	$(1,106,418)	$(1,542,762)	$(197,277)

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2017	2016	2015
Cash flows relating to operating activities
Net loss	$(1,073,364)	$(1,515,189)	$(93,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	219,082	245,824	266,572
Gain on disposal of property and equipment	(7,223)	(299)	(17,500)
Stock based compensation	79,765	58,198	72,574
(Increase) decrease in:
Accounts receivable	(272,506)	548,650	(455,905)
Inventories	478,532	(192,509)	205,399
Prepaid expenses	14,267	20,737	(3,701)
Income taxes receivable	1,122	(7,403)	310
Increase (decrease) in:
Accounts payable	230,242	46,787	326,899
Accrued liabilities and customer deposits	181,795	(24,604)	89,377
Income taxes payable	0	0	(210)

Net cash provided by (used in) operating activities	(148,288)	(819,808)	390,146

Cash flows relating to investing activities
Purchase of property and equipment	(52,633)	(3,520)	(66,627)
Proceeds from sale of property and equipment	52,535	14,950	17,500

Net cash provided by (used in) investing activities	(98)	11,430	(49,127)

Cash flows relating to financing activities
Common stock issued on exercise of stock options	0	0	0
Increase in line of credit	0	0	0
Payments on line of credit	0	0	0

Net cash provided by financing activities	0	0	0

Effect of foreign exchange translation on cash	27,307	1,410	(55,930)

Increase (decrease) in cash and cash equivalents	(121,079)	(806,968)	285,089
Cash and cash equivalents, beginning of period	988,686	1,795,654	1,510,565

Cash and cash equivalents, end of period	$867,607	$988,686	$1,795,654

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$27,772	$27,496	$9,978

Cash paid during the year for interest	$2,982	$2,988	$3,452

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total
Balance, May 31, 2014	2,995,910	$10,438,750	$(263,337)	$(562,106)	$9,613,307
Stock based compensation	0	72,574	0	0	72,574
Net loss	0	0	0	(93,669)	(93,669)
Other comprehensive loss	0	0	(103,608)	0	(103,608)

Balance, May 31, 2015	2,995,910	10,511,324	(366,945)	(655,775)	9,488,604
Stock based compensation	0	58,198	0	0	58,198
Net loss	0	0	0	(1,515,189)	(1,515,189)
Other comprehensive loss	0	0	(27,573)	0	(27,573)

Balance, May 31, 2016	2,995,910	$10,569,522	$(394,518)	$(2,170,964)	$8,004,040
Stock based compensation	0	79,765	0	0	79,765
Net loss	0	0	0	(1,073,364)	(1,073,364)
Other comprehensive loss	0	0	(33,054)	0	(33,054)

Balance, May 31, 2017	2,995,910	$10,649,287	$(427,572)	$(3,244,328)	$6,977,387

The accompanying notes are an integral part of these consolidated statements.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015

trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $32,572 and $42,387 as of May 31, 2017 and 2016, respectively.

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

	2017	2016
Raw materials	$1,773,368	$2,030,655
Work-in-process	937,878	1,059,864
Finished goods	1,493,477	1,637,458

	$4,204,723	$4,727,977

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

	2017	2016
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,246,346	1,344,343
Vehicles	44,704	96,587

	3,404,574	3,554,454
Less accumulated depreciation	(2,539,350)	(2,589,002)

	$865,224	$965,452

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015

Intangible Assets

Amortizable intangible assets, which include purchased technology and patents, are amortized over their estimated useful lives ranging from five to seventeen years. As of May 31, 2017 and 2016, amortizable intangible assets were $2,200,883, and accumulated amortization was $1,599,532 and $1,488,002, respectively. Amortization expense for each of the following years ending May 31 is expected to be as follows:

Year ending May 31,
2018	$104,583
2019	104,583
2020	104,583
2021	104,583
2022	104,583
Thereafter	78,436

$601,351

Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2017, no impairment existed.

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

Advertising

Advertising costs included in general, administration and sales, are expensed when the advertising first takes place. Advertising expense was $30,500, $27,762 and $33,451 for the years ended May 31, 2017, 2016 and 2015, respectively.

Research and Development Costs

Research and development costs, predominately internal labor costs and costs of materials, are charged to expense when incurred.

Warranty Reserve

Warranty costs, both known and estimated, are charged to cost of sales on the Consolidated Statements of Operations and Comprehensive Loss and cover a defined warranty period. Estimated warranty costs are based on the history of warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty reserve accruals, included in other accrued liabilities, are reviewed periodically and updated based on warranty trends.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 0, 118 and 3,375 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the years ended May 31, 2017, 2016 and 2015, respectively.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk are trade accounts receivable. Credit terms generally require an invoice to be paid within 30 days or include a discount of 1.5% if the invoice is paid within ten days, with the net amount payable in 30 days.

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

FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the date of the original effective date, for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the provisions of ASU 2014-09 and the potential impact on its consolidated financial statements. To date, the Company has examined its current revenue streams and does not believe that the adoption of this guidance will have a material impact on revenue recognition patterns as compared to revenue recognition under existing guidance, as the Company expects that revenues generated will continue to be recognized upon the shipment of products to customers. The Company will continue to evaluate the impacts of the provisions of ASU 2014-09 through the date of adoption to ensure that preliminary conclusions continue to remain accurate. Additionally, the Company is assessing ASU 2014-09’s impact on its financial statement disclosures and currently expects to adopt ASU 2014-09 on June 1, 2018 using the modified retrospective method.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 requires an entity to measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in ASU 2015-11 are effective on a prospective basis for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period. This standard is effective for the Company beginning in the first quarter of fiscal year 2018. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3

INCOME TAXES

The provision for income taxes is as follows:

	Year ended May 31,
	2017	2016	2015
Current	$28,009	$20,002	$10,087
Deferred	(356,169)	(533,357)	3,558
Change in valuation allowance	356,169	533,357	(3,558)

Total provision for income taxes	$28,009	$20,002	$10,087

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015

Deferred tax assets are comprised of the following components:

	2017	2016
Basis difference of assets	$307,846	$321,511
Inventory related items	287,543	276,887
Other reserves and liabilities	122,083	119,460
Net operating loss carryforward	1,723,418	1,369,399
General business and other credit carryforward	449,048	454,246
Other deferred items, net	20,667	12,933

Gross deferred tax assets	2,910,605	2,554,436
Deferred tax asset valuation allowance	(2,910,605)	(2,554,436)

Net deferred tax asset	$0	$0

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax bases of assets and liabilities. During the years ended May 31, 2017, 2016 and 2015, the Company increased its valuation allowance $356,169, $533,357 and $3,558 respectively, as a result of the increase in the Company’s deferred tax assets. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent losses have been given more weight than projected future income when determining the need for a valuation allowance.

The Company has federal net operating loss carryforwards of approximately $4.0 million which begin to expire in 2030 along with the federal general business and other credit carryforwards. The Company has state net operating loss carryforwards of approximately $4.6 million which begin to expire in 2024.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax loss due to the following:

	Year ended May 31,
	2017	2016	2015
Statutory federal tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.4)	(4.4)	(4.4)
Change in deferred tax valuation allowance	34.1	35.7	3.8
Stock-based compensation	2.2	1.2	28.1
R&E tax credits	1.6	0.7	(21.6)
Effect of foreign income tax rates	(0.3)	1.1	11.1
Permanent and other differences	3.5	1.0	29.1

Effective tax rate	2.7%	1.3%	12.1%

Each year the Company files income tax returns in the various federal, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015

penalties, accounting in interim periods, disclosure, and transition. The liability for unrecognized tax benefits was $0 as of May 31, 2017 and 2016.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of May 31, 2017 and 2016.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2014 and after are subject to examination. In the United Kingdom, tax years ended May 31, 2012 and after are subject to examination. In Canada, tax years ended May 31, 2014 and after are subject to examination.

NOTE 4

COMMITMENTS AND CONTINGENCIES

The Company entered into a 5-year lease of manufacturing equipment in May 2014. The lease is classified as a capital lease and the asset, valued at $38,890, is included in the furniture, fixtures and equipment amount in Note 2 – Property and Equipment as of May 31, 2017 and 2016.

The future minimum lease payments under the capital lease for each of the years ending May 31 are as follows:

Year ending May 31,
2018	$7,618
2019	11,713
2020	0
2021	0
2022	0
Thereafter	0

Total minimum lease payments	19,331
Less: amount representing interest	(2,073)

Present value of minimum lease payments(1)	$17,258

(1)	Reflected in other accrued liabilities on the balance sheet as of May 31, 2017 and 2016.

The Company leases certain facilities and equipment to support operations under non-cancelable operating leases and other contractual obligations. Total lease expense under operating leases for the years ended May 31, 2017, 2016 and 2015 amounted to $47,695, $73,688 and $59,481, respectively.

The future minimum commitments under operating leases for each of the years ending May 31 are as follows:

Year ending May 31,
2018	$45,055
2019	44,237
2020	44,237
2021	5,370
2022	0
Thereafter	0

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (“TMA”), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the years ended May 31, 2017, 2016 and 2015 amounted to $15,407, $14,825 and $59,712, respectively.

NOTE 5

SEGMENT INFORMATION

The Company has two reportable business segments: the design and assembly of dynamic balancing systems and components for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: United States, Europe and Asia.

	Year Ended May 31,
	2017		2016		2015
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$8,319,896	$5,331,535	$8,257,036	$4,728,905	$9,132,167	$5,191,970
Intercompany sales	(1,237,422)	(16,366)	(1,294,290)	(6,298)	(1,281,931)	26,885

Net sales	$7,082,474	$5,315,169	$6,962,746	$4,722,607	$7,850,236	$5,218,855

Operating income (loss)	$(931,770)	$(56,914)	$(992,342)	$(444,132)	$(323,288)	$258,829

Depreciation expense	$70,018	$37,534	$94,954	$39,340	$103,349	$43,991

Amortization expense	$0	$111,530	$0	$111,530	$0	$119,232

Capital expenditures	$46,495	$6,138	$3,520	$0	$58,700	$7,927

Geographic Information

	Year Ended May 31,
	2017	2016	2015
North America	$8,162,340	$7,749,753	$8,165,269
Europe	1,451,293	1,435,280	1,194,186
Asia	2,500,191	2,288,550	3,388,757
Other markets	283,819	211,770	320,879

Total net sales	$12,397,643	$11,685,353	$13,069,091

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015

	Year Ended May 31,
	2017		2016		2015
	United States	Europe	United States	Europe	United States	Europe
Operating loss	$(947,514)	$(41,170)	$(1,255,589)	$(180,885)	$(69,399)	$4,940

Depreciation expense	$107,552	$0	$134,294	$0	$147,339	$0

Amortization expense	$111,530	$0	$111,530	$0	$119,233	$0

Capital expenditures	$52,633	$0	$3,520	$0	$66,627	$0

Segment and Geographic Assets

	May 31, 2017	May 31, 2016
Segment assets to total assets
Balancer	$4,791,100	$4,727,490
Measurement	3,340,327	3,910,132
Corporate assets	874,917	997,118

Total assets	$9,006,344	$9,634,740

Geographic assets to long-lived assets
United States	$865,224	$965,452
Europe	0	0

Total assets	$865,224	$965,452

Geographic assets to total assets
United States	$8,149,507	$8,772,666
Europe	856,837	862,074

Total assets	$9,006,344	$9,634,740

Note – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

NOTE 6

STOCK OPTIONS AND STOCK BASED COMPENSATION

The Board of Directors adopted the 2014 Equity Incentive Plan (2014 Plan) in August 2014, the 2004 Stock Option Plan (2004 Plan) in August 2004 and the 1995 Stock Option Plan (1995 Plan) in December 1995, which was amended in August 1996 and restated in August 1998. The 2014 Plan provides for the grant of (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights or SARs, (iii) restricted stock, (iv) restricted stock units or RSUs, (v) performance awards, and (vi) other share-based awards. An incentive stock option granted under the 2014 Plan is intended to qualify as an incentive stock option (ISO) and nonstatutory stock option granted under the 2014 Plan are not intended to qualify as an ISO. An option granted under the 2004 Plan and/or 1995 Plan (the Plans) might be either an ISO, or an NSO. ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plans. Options not meeting these limitations will be treated as NSOs. The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value. Vesting is at the discretion of the compensation committee of the Board of Directors, but generally is either 50% at grant date and 16.7% on each anniversary thereafter; 25% at grant

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015

date and 25% on each anniversary thereafter or 0% at grant date and 33% on each anniversary thereafter. The Company initially reserved 400,000 shares for issuance under the 1995 Plan and 300,000 shares for issuance under the 2004 Plan and 2014 Plan. The 1995 Plan expired in December 2005 and no additional options may be issued under the 1995 Plan, although expiration of the 1995 Plan did not affect the rights of persons who received stock grants under the 1995 Plan. The 2004 Plan expired in August 2015 and no additional options may be issued under the 2004 Plan. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the years ended May 31, 2017, 2016 and 2015 includes compensation cost for stock-based awards granted. All outstanding options will expire no later than 2024.

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

The Company has computed, to determine stock-based compensation expense recognized for the years ended May 31, 2017, 2016 and 2015, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by ASC Topic 718 using the following assumptions:

	Year Ended May 31,
	2017	2016	2015
Risk-free interest rate	2.8%	N/A	2.7%
Expected life	4.7 years	N/A	4.7 years
Expected volatility	43.4%	N/A	55.3%

Stock-Based Compensation Under ASC Topic 718

The total stock-based compensation expense recognized under ASC Topic 718 was $79,765, $58,198 and $72,574 during Fiscal 2017, 2016 and 2015, respectively. All stock-based compensation expense has been

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015

recorded as general, administration and sales expense in the Consolidated Statements of Operations and Comprehensive Loss.

As of May 31, 2017, the Company had a total of 360,000 outstanding stock options (200,830 vested and exercisable and 159,170 non-vested) with a weighted average exercise price of $2.28. The Company estimates that a total of $91,010 will be recorded as additional stock-based compensation expense for all options which were outstanding as of May 31, 2017, but which were not yet vested. The weighted-average period over which this total compensation cost is expected to be recognized is 1.3 years.

Options outstanding and exercisable consist of the following as of May 31, 2017:

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
212,500	$1.70	9.9	70,830	$1.70
15,000	2.53	6.3	15,000	2.53
77,500	2.85	6.9	60,000	2.85
55,000	3.65	4.0	55,000	3.65

360,000	2.28	8.2	200,830	2.64

Options granted, exercised, canceled and expired under the Company’s stock option plan during the years ended May 31, 2017, 2016 and 2015 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding - May 31, 2014	281,666	$3.77
Options granted	87,500	2.82
Options exercised	0	0.00
Options forfeited/cancelled	(36,666)	2.30

Options outstanding - May 31, 2015	332,500	3.68
Options granted	0	0.00
Options exercised	0	0.00
Options forfeited/cancelled	(185,000)	4.13

Options outstanding - May 31, 2016	147,500	3.11
Options granted	212,500	1.70
Options exercised	0	0.00
Options forfeited/cancelled	0	0.00

Options outstanding - May 31, 2017	360,000	2.28

The total intrinsic value of both outstanding and exercisable options was $0 as of May 31, 2017 and 2016. The total intrinsic value of options exercised was $0 in each of the years ended May 31, 2017, 2016 and 2015.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017, 2016 AND 2015

NOTE 7

EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income (loss) from continuing operations for each of the three years in the period ended May 31:

	Net income/(loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2017
Basic earnings per share
Loss available to common stockholders	$(1,073,364)	2,995,910	$(0.36)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Loss available to common stockholders	$(1,073,364)	2,995,910	$(0.36)

Year ended May 31, 2016
Basic earnings per share
Loss available to common stockholders	$(1,515,189)	2,995,910	$(0.51)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Loss available to common stockholders	$(1,515,189)	2,995,910	$(0.51)

Year ended May 31, 2015
Basic earnings per share
Loss available to common stockholders	$(93,669)	2,995,910	$(0.03)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Loss available to common stockholders	$(93,669)	2,995,910	$(0.03)

NOTE 8

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may make further contributions in the form of a profit sharing contribution or a discretionary contribution. The Company made matching contributions in conjunction with employee contributions to the plan totaling $62,622, $57,178 and $51,999 during the years ended May 31, 2017, 2016 and 2015, respectively.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Schmitt Industries, Inc.

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and its subsidiaries (the “Company”) as of May 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended May 31, 2017, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schmitt Industries, Inc. and subsidiaries as of May 31, 2017 and 2016 and the consolidated results of their operations and their cash flows for the years ended May 31, 2017, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS-ADAMS LLP

Portland, Oregon

August 15, 2017

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of May 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included in the Company’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2017 and 2016

Consolidated Statements of Operations and Comprehensive Loss for the years ended May 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended May 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended May 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements for the years ended May 31, 2017, 2016 and 2015

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
David M. Hudson
President and Chief Executive Officer

Date: August 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 15, 2017.

Signature	Title

/s/ Michael J. Ellsworth Michael J. Ellsworth	Chairman of the Board

/s/ David M. Hudson David M. Hudson	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Ann M. Ferguson Ann M. Ferguson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Maynard Brown Maynard Brown	Director

/s/ Charles Davidson Charles Davidson	Director

INDEX TO EXHIBITS

Exhibits	Description

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

[Form 10-Q for the fiscal quarter ended November 30, 2009, Exhibit 2.1]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1998, Exhibit 3(i)]

*3.2	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1998, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1†	Schmitt Industries, Inc. 2014 Equity Incentive Plan. [Appendix A to Schedule 14A filed on August 26, 2014]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2017.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.