Form 10-Q
period 2017-08-31
SCHMITT INDUSTRIES INC
filed 2017-10-13
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of September 30, 2017

Common stock, no par value	2,995,910

SCHMITT INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2017	May 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$529,363	$867,607
Accounts receivable, net	2,086,015	2,344,373
Inventories	4,544,943	4,204,723
Prepaid expenses	129,978	115,756
Income taxes receivable	3,082	7,310

	7,293,381	7,539,769

Property and equipment, net	846,198	865,224

Other assets
Intangible assets, net	575,205	601,351

TOTAL ASSETS	$8,714,784	$9,006,344

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,055,690	$1,101,066
Accrued commissions	303,114	300,234
Accrued payroll liabilities	217,385	360,239
Other accrued liabilities	288,663	267,418

Total current liabilities	1,864,852	2,028,957

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at August 31, 2017 and May 31, 2017	10,670,654	10,649,287
Accumulated other comprehensive loss	(442,296)	(427,572)
Accumulated deficit	(3,378,426)	(3,244,328)

Total stockholders’ equity	6,849,932	6,977,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,714,784	$9,006,344

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended August 31,
	2017	2016
Net sales	$3,083,648	$2,892,532
Cost of sales	1,678,129	1,516,783

Gross profit	1,399,519	1,375,749

Operating expenses:
General, administration and sales	1,468,344	1,412,669
Research and development	76,457	78,847

Total operating expenses	1,544,801	1,491,516

Operating loss	(145,282)	(115,767)
Other income (expense), net	17,543	(1,833)

Loss before income taxes	(127,739)	(117,600)
Provision for income taxes	6,359	8,029

Net loss	$(134,098)	$(125,629)

Net loss per common share:
Basic	$(0.04)	$(0.04)

Weighted average number of common shares, basic	2,995,910	2,995,910

Diluted	$(0.04)	$(0.04)

Weighted average number of common shares, diluted	2,995,910	2,995,910

Comprehensive loss
Net loss	$(134,098)	$(125,629)
Foreign currency translation adjustment	(14,724)	(44,517)

Total comprehensive loss	$(148,822)	$(170,146)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended August 31,
	2017	2016
Cash flows relating to operating activities
Net loss	$(134,098)	$(125,629)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52,750	54,147
Gain on disposal of property and equipment	0	(17,509)
Stock based compensation	21,367	9,438
(Increase) decrease in:
Accounts receivable	258,280	158,886
Inventories	(339,884)	63,793
Prepaid expenses	(14,150)	19,635
Income taxes receivable	4,228	2,326
Increase (decrease) in:
Accounts payable	(45,308)	(161,133)
Accrued liabilities and customer deposits	(118,566)	27,328
Income taxes payable	0	0

Net cash provided by (used in) operating activities	(315,381)	31,282

Cash flows relating to investing activities
Purchases of property and equipment	(7,578)	(44,587)
Proceeds from the sale of property and equipment	0	20,085

Net cash used in investing activities	(7,578)	(24,502)

Effect of foreign exchange translation on cash	(15,285)	6,692

Increase (decrease) in cash and cash equivalents	(338,244)	13,472
Cash and cash equivalents, beginning of period	867,607	988,686

Cash and cash equivalents, end of period	$529,363	$1,002,158

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$2,131	$5,703

Cash paid during the period for interest	$413	$568

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2017

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2017	2,995,910	$10,649,287	$(427,572)	$(3,244,328)	$6,977,387
Stock-based compensation	0	21,367	0	0	21,367
Net loss	0	0	0	(134,098)	(134,098)
Other comprehensive loss	0	0	(14,724)	0	(14,724)

Balance, August 31, 2017	2,995,910	$10,670,654	$(442,296)	$(3,378,426)	$6,849,932

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2017 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2017 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2017. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2018.

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $81,388 and $32,572 as of August 31, 2017 and May 31, 2017, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of August 31, 2017 and May 31, 2017, inventories consisted of:

	August 31, 2017	May 31, 2017
Raw materials	$2,112,384	$1,773,368
Work-in-process	1,039,629	937,878
Finished goods	1,392,930	1,493,477

	$4,544,943	$4,204,723

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of August 31, 2017 and May 31, 2017, property and equipment consisted of:

	August 31, 2017	May 31, 2017
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,253,940	1,246,346
Vehicles	44,704	44,704

	3,412,168	3,404,574
Less accumulated depreciation	(2,565,970)	(2,539,350)

	$846,198	$865,224

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the date of the original effective date, for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the provisions of ASU 2014-09 and the potential impact on its consolidated financial statements. To date, the Company has examined its current revenue streams and does not believe that the adoption of this guidance will have a material impact on revenue recognition patterns as compared to revenue recognition under existing guidance, as the Company expects that revenues generated will continue to be recognized upon the shipment of products to customers. The Company will continue to evaluate the impacts of the provisions of ASU 2014-09 through the date of adoption to ensure that preliminary conclusions continue to remain accurate. Additionally, the Company is assessing ASU 2014-09’s impact on its consolidated financial statement disclosures and currently expects to adopt ASU 2014-09 on June 1, 2018 using the modified retrospective method.

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

To determine stock-based compensation expense recognized for those options granted during the three months ended August 31, 2017 and 2016, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model. No options were issued during the three months ended August 31, 2017 and 2016.

At August 31, 2017, the Company had a total of 360,000 outstanding stock options (200,830 vested and exercisable and 159,170 non-vested) with a weighted average exercise price of $2.28. The Company estimates that $69,643 will be recorded as additional stock-based compensation expense over a weighted-average period of 1.2 years for all options that were outstanding as of August 31, 2017, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
212,500	$1.70	9.6	70,830	$1.70
15,000	2.53	6.1	15,000	2.53
77,500	2.85	6.6	60,000	2.85
55,000	3.65	3.8	55,000	3.65

360,000	2.28	7.9	200,830	2.64

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three months ended August 31, 2017 are summarized as follows:

	Three Months Ended August 31, 2017
	Number of Shares	Weighted Average Exercise Price
Options outstanding – beginning of period	360,000	$2.28
Options granted	0	0
Options exercised	0	0
Options forfeited/canceled	0	0

Options outstanding – end of period	360,000	2.28

NOTE 3: EPS RECONCILIATION

	Three Months Ended August 31,
	2017	2016
Weighted average shares (basic)	2,995,910	2,995,910
Effect of dilutive stock options	0	0

Weighted average shares (diluted)	2,995,910	2,995,910

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

Other long-term liabilities related to tax contingencies were $0 as of both August 31, 2017 and May 31, 2017. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of August 31 2017 and May 31, 2017.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2014 and after are subject to examination. In the United Kingdom, tax years ended May 31, 2012 and after are subject to examination. In Canada, tax years after May 31, 2014 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 5.0% for the three months ended August 31, 2017. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2018 will be approximately 5.2% due to the items noted above.

NOTE 5: SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended August 31,
	2017		2016
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,445,486	$1,013,251	$1,828,050	$1,344,054
Intercompany sales	(375,089)	—	(267,174)	(12,398)

Net sales	$2,070,397	$1,013,251	$1,560,876	$1,331,656

Operating income (loss)	$(211,780)	$66,498	$(212,839)	$97,072

Depreciation expense	$16,982	$9,622	$16,787	$9,477

Amortization expense	$0	$26,146	$0	$27,883

Capital expenditures	$7,578	$0	$44,587	$0

Geographic Information – Net Sales by Geographic Area

	Three Months Ended August 31,
	2017	2016
North America	$1,791,101	$1,954,362
Europe	517,863	323,412
Asia	749,422	498,620
Other markets	25,262	116,138

Total net sales	$3,083,648	$2,892,532

	Three Months Ended August 31,
	2017		2016
	United States	Europe	United States	Europe
Operating income (loss)	$(215,465)	70,183	$(94,165)	(21,602)

Depreciation expense	$26,604	$0	$26,264	$0

Amortization expense	$26,146	$0	$27,883	$0

Capital expenditures	$7,578	$0	$44,587	$0

Note – – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	August 31, 2017	May 31, 2017
Segment assets to total assets
Balancer	$4,917,524	$4,791,100
Measurement	3,264,815	3,340,327
Corporate assets	532,445	874,917

Total assets	$8,714,784	$9,006,344

Geographic assets to long-lived assets
United States	$846,198	$865,224
Europe	0	0

Total long-lived assets	$846,198	$865,224

Geographic assets to total assets
United States	$7,739,482	$8,149,507
Europe	975,302	856,837

Total assets	$8,714,784	$9,006,344

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. designs, manufactures and markets computer-controlled vibration detection, balancing and process control equipment (the Balancer segment) to the worldwide machine tool industry and through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., designs, manufactures and markets precision laser-based surface measurement products, laser-based distance measurement products and ultrasonic measurement systems (the Measurement segment) for a variety of industrial applications worldwide. The Company sells and markets its products in Europe through its wholly owned subsidiary, Schmitt Europe Ltd. (SEL), located in the United Kingdom. The Company is organized into two operating segments: the Balancer segment and the Measurement segment. The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

“SBS,” “SMS,” “Acuity,” “Xact”, “Lasercheck” and “AccuProfile” are registered trademarks owned by the Company.

For the three months ended August 31, 2017, total sales increased $191,116, or 6.6%, to $3,083,648 from $2,892,532 in the three months ended August 31, 2016. Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe. Balancer segment sales increased $509,521, or 32.6%, to $2,070,397 for the three months ended August 31, 2017 compared to $1,560,876 for the three months ended August 31, 2016, primarily due to stronger sales in all three of our target markets – Europe, Asia and North America. The Measurement segment product line consists of laser-based light-scatter, distance measurement and dimensional sizing products and ultrasonic-based remote tank monitoring products for propane and diesel tanks. Total Measurement segment sales decreased $318,405, or 23.9%, to $1,013,251 for the three months ended August 31, 2017 compared to $1,331,656 for the three months ended August 31, 2016, primarily due to decreases in sales in both the Xact and Acuity product lines in addition to the impact on sales associated with the phase out of the SMS and Lasercheck product lines.

Operating expenses increased $53,285, or 3.6%, to $1,544,801 for the three months ended August 31, 2017 as compared to $1,491,516 for the three months ended August 31, 2016. General, administrative and selling expenses increased $55,675, or 3.9%, for the three months ended August 31, 2017 as compared to the same period in the prior year. Research and development expenses decreased $2,390, or 3.0%, to $76,457 for the three months ended August 31, 2017 from $78,847 for the three months ended August 31, 2016.

Net loss was $134,098, or $(0.04) per fully diluted share, for the three months ended August 31, 2017 as compared to net loss of $125,629, or $(0.04) per fully diluted share, for the three months ended August 31, 2016.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2017.

Discussion of Operating Results

	Three Months Ended August 31,
	2017		2016
Balancer sales	$2,070,397	67.1%	$1,560,876	54.0%
Measurement sales	1,013,251	32.9%	1,331,656	46.0%

Total sales	3,083,648	100.0%	2,892,532	100.0%
Cost of sales	1,684,129	54.6%	1,516,783	52.4%

Gross profit	1,399,519	45.4%	1,375,749	47.6%

Operating expenses:
General, administration and sales	1,468,344	47.6%	1,412,669	48.8%
Research and development	76,457	2.5%	78,847	2.7%

Total operating expenses	1,544,801	50.1%	1,491,516	51.6%

Operating loss	(145,282)	(4.7)%	(115,767)	(4.0)%
Other income (expense), net	17,543	0.6%	(1,833)	(0.1)%

Loss before income taxes	(127,739)	(4.1)%	(117,600)	(4.1)%
Provision for income taxes	6,359	0.2%	8,029	0.3%

Net loss	$(134,098)	(4.3)%	$(125,629)	(4.3)%

Sales – Sales in the Balancer segment increased $509,521, or 32.6%, to $2,070,397 for the three months ended

August 31, 2017 compared to $1,560,876 for the three months ended August 31, 2016. This increase is primarily attributed to stronger sales in all three of our target markets – Europe, Asia and North America. European sales increased $203,055, or 82.8%, in the first quarter of Fiscal 2018 compared to the first quarter of Fiscal 2017. Sales into Asia increased $304,739, or 68.9%, and North America sales increased $47,034, or 5.9%, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016. These increases were offset by a decrease in sales in other regions of the world of $45,307, or 64.2%, in the first quarter of Fiscal 2018 as compared to the same quarter in the prior year.

Sales in the Measurement segment decreased $318,405, or 23.9%, to $1,013,251 for the three months ended August 31, 2017 compared to $1,331,656 for the three months ended August 31, 2016. Sales of Xact remote tank monitoring products and related revenues from monitoring services decreased $179,772, or 29.8%, during the first quarter of Fiscal 2018 as compared to the same period in the prior year. Sales of our Acuity laser-based distance measurement and dimensional-sizing products decreased $48,337, or 7.7%, in the quarter ended August 31, 2017 as compared to the same quarter in the prior year. During FY2017, the Company made the decision to no longer focus on and eventually phase out the SMS and Lasercheck product lines. As a result, sales of our SMS laser-based surface measurement products decreased by $72,888, or 100.0%, for the three months ended August 31, 2017 as compared to the same period in the prior year and sales of our Lasercheck products decreased $17,408, or 69.5%, during the first quarter of Fiscal 2018 as compared to the same period in the prior year.

Gross margin – Gross margin for the three months ended August 31, 2017 decreased to 45.4% as compared to 47.6% for the three months ended August 31, 2016. The fluctuations in gross margin in the three months period ended August 31, 2017 compared to the same three month period in the prior fiscal year is primarily influenced by shifts in the product sales mix involving our three main product lines.

Operating expenses – Operating expenses increased $53,285, or 3.6%, to $1,544,801 for the three months ended August 31, 2017 as compared to $1,491,516 for the three months ended August 31, 2016. General, administrative and selling expenses increased $55,675, or 3.9%, for the three months ended August 31, 2017 as compared to the same period in the prior year primarily due to an increase in professional fees and other administrative expenses offset, in part, by a reduction in sales commissions, sales-related travel and trade show costs.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $97 and $(356) for the three months ended August 31, 2017 and 2016, respectively. Foreign currency exchange gains (losses) were $17,441 and $(18,999) for the three months ended August 31, 2017 and 2016, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period. Other income (expense) was $5 for the first quarter of Fiscal 2018 as compared to $17,522 for the same period in the prior year.

Income taxes – The Company’s effective tax rate on consolidated net loss was 5.0% for the three months ended August 31, 2017. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to the amount of income from foreign jurisdictions, changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2018 will be approximately 5.2% due to the items noted above.

Net income (loss) – Net loss was $134,098, or $(0.04) per diluted share, for the three months ended August 31, 2017 as compared to a net loss was $125,629, or $(0.04) per diluted share, for the three months ended August 31, 2016. The changes in the net loss in the first quarter of Fiscal 2018 is related to increases in operating expenses as compared to the related period in the prior year offset by changes in foreign currency gains/losses in the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased to $5,428,529 as of August 31, 2017 as compared to $5,510,812 as of May 31, 2017. Cash and cash equivalents decreased $338,244 to $529,363 as of August 31, 2017 from $867,607 as of May 31, 2017.

Cash used in operating activities totaled $315,381 for the three months ended August 31, 2017 as compared to cash provided by operating activities of $31,282 for the three months ended August 31, 2016. The change in cash provided by (used in) operating activities was primarily impacted by changes in accounts receivable, inventories and accounts payable and other accrued liabilities, with the result of the changes directly related to the timing of receipts and payments and the management of our inventory levels.

At August 31, 2017, the Company had accounts receivable of $2,086,015 as compared to $2,344,373 at May 31, 2017. The decrease in accounts receivable of $258,358 was due to timing of receipts. Inventories increased $340,220 to $4,544,943 as of August 31, 2017 as compared to $4,204,723 at May 31, 2017, which is due primarily to the timing of purchases across our three main product lines. At August 31, 2017, total current liabilities decreased $164,105 to $1,864,52 as compared to $2,028,957 at May 31, 2017. The decrease in accounts payable and other accrued expenses is primarily due to the timing of payments to our vendors and decreases in payroll related liabilities.

We believe that our existing cash and cash equivalents combined with the cash we anticipate to generate from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

Risk Factors

Please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2017 for a listing of factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC. (Registrant)

Date: October 13, 2017	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer