Form 10-Q
period 2017-11-30
SCHMITT INDUSTRIES INC
filed 2018-01-11
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      To:

Commission File Number: 000-23996

SCHMITT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1151989
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of December 31, 2017

Common stock, no par value	3,994,545

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2017	May 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$586,986	$867,607
Accounts receivable, net	2,150,655	2,344,373
Inventories	4,792,085	4,204,723
Prepaid expenses	105,436	115,756
Income taxes receivable	714	7,310

	7,635,876	7,539,769

Property and equipment, net	819,219	865,224

Other assets
Intangible assets, net	549,059	601,351

TOTAL ASSETS	$9,004,154	$9,006,344

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,201,098	$1,101,066
Accrued commissions	266,727	300,234
Accrued payroll liabilities	229,584	360,239
Other accrued liabilities	318,929	267,418

Total current liabilities	2,016,338	2,028,957

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 2,995,910 shares issued and outstanding at November 30, 2017 and May 31, 2017	10,690,126	10,649,287
Accumulated other comprehensive loss	(427,132)	(427,572)
Accumulated deficit	(3,275,178)	(3,244,328)

Total stockholders’ equity	6,987,816	6,977,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,004,154	$9,006,344

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2017	2016	2017	2016
Net sales	$3,770,880	$2,655,561	$6,854,528	$5,548,093
Cost of sales	2,044,898	1,623,151	3,729,027	3,139,934

Gross profit	1,725,982	1,032,410	3,125,501	2,408,159

Operating expenses:
General, administration and sales	1,524,443	1,324,675	2,992,787	2,737,344
Research and development	100,760	60,277	177,217	139,124

Total operating expenses	1,625,203	1,384,952	3,170,004	2,876,468

Operating income (loss)	100,779	(352,542)	(44,503)	(468,309)
Other income (expense), net	9,078	(23,578)	26,621	(25,411)

Income (loss) before income taxes	109,857	(376,120)	(17,882)	(493,720)
Provision for income taxes	6,609	6,350	12,968	14,379

Net income (loss)	$103,248	$(382,470)	$(30,850)	$(508,099)

Net income (loss) per common share:
Basic	$0.03	$(0.13)	$(0.01)	$(0.17)

Weighted average number of common shares, basic	2,995,910	2,995,910	2,995,910	2,995,910

Diluted	$0.03	$(0.13)	$(0.01)	$(0.17)

Weighted average number of common shares, diluted	3,024,099	2,995,910	2,995,910	2,995,910

Comprehensive income (loss)
Net income (loss)	$103,248	$(382,470)	$(30,850)	$(508,099)
Foreign currency translation adjustment	15,164	(19,185)	440	(63,702)

Total comprehensive income (loss)	$118,412	$(401,655)	$(30,410)	$(571,801)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016

(UNAUDITED)

	Six Months Ended November 30,
	2017	2016
Cash flows relating to operating activities
Net loss	$(30,850)	$(508,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,645	110,437
(Gain) loss on disposal of property and equipment	619	(16,899)
Stock based compensation	40,839	15,468
(Increase) decrease in:
Accounts receivable	218,163	238,684
Inventories	(569,393)	206,624
Prepaid expenses	11,286	(16,747)
Income taxes receivable	6,596	6,553
Increase (decrease) in:
Accounts payable	97,824	(382,255)
Accrued liabilities and customer deposits	(114,766)	(87,440)

Net cash used in operating activities	(235,037)	(433,674)

Cash flows relating to investing activities
Purchases of property and equipment	(8,467)	(44,587)
Proceeds from the sale of property and equipment	1,500	20,085

Net cash used in investing activities	(6,967)	(24,502)

Effect of foreign exchange translation on cash	(38,617)	12,697

Decrease in cash and cash equivalents	(280,621)	(445,479)
Cash and cash equivalents, beginning of period	867,607	988,686

Cash and cash equivalents, end of period	$586,986	$543,207

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$6,322	$7,826

Cash paid during the period for interest	$785	$1,726

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2017	2,995,910	$10,649,287	$(427,572)	$(3,244,328)	$6,977,387
Stock-based compensation	0	40,839	0	0	40,839
Net loss	0	0	0	(30,850)	(30,850)
Other comprehensive loss	0	0	440	0	440

Balance, November 30, 2017	2,995,910	$10,690,126	$(427,132)	$(3,275,178)	$6,987,816

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2017 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2017 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2017. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2018.

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

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $72,326 and $32,572 as of November 30, 2017 and May 31, 2017, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of November 30, 2017 and May 31, 2017, inventories consisted of:

	November 30, 2017	May 31, 2017
Raw materials	$2,050,894	$1,773,368
Work-in-process	1,116,650	937,878
Finished goods	1,624,541	1,493,477

	$4,792,085	$4,204,723

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of November 30, 2017 and May 31, 2017, property and equipment consisted of:

	November 30, 2017	May 31, 2017
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,252,844	1,246,346
Vehicles	44,704	44,704

	3,411,072	3,404,574
Less accumulated depreciation	(2,591,853)	(2,539,350)

	$819,219	$865,224

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

Subsequent Event

On December 20, 2017, the Company completed its Subscription Rights Offering (the “Rights Offering”) in which 998,635 common shares were issued, resulting in gross proceeds to the Company of $2,496,588. Pursuant to the Rights Offering, the Company issued one right for each common share to shareholders of record as of November 27, 2017. Holders of the rights were entitled to purchase common shares by submitting three rights and $2.50 for each share to be purchased. The new shares were issued on December 27, 2017.

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

To determine stock-based compensation expense recognized for those options granted during the six months ended November 30, 2017 and 2016, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model. No options were issued during the six months ended November 30, 2017 and 2016.

At November 30, 2017, the Company had a total of 360,000 outstanding stock options (218,330 vested and exercisable and 141,670 non-vested) with a weighted average exercise price of $2.28. The Company estimates that $50,171 will be recorded as additional stock-based compensation expense over a weighted-average period of 1.0 years for all options that were outstanding as of November 30, 2017, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
212,500	$1.70	9.4	70,830	$1.70
15,000	2.53	5.8	15,000	2.53
77,500	2.85	6.4	77,500	2.85
55,000	3.65	3.5	55,000	3.65

360,000	2.28	7.7	218,330	2.66

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and six months ended November 30, 2017 are summarized as follows:

	Three Months Ended November 30, 2017		Six Months Ended November 30, 2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding—beginning of period	360,000	$2.28	360,000	$2.28
Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/canceled	0	0	0	0

Options outstanding—end of period	360,000	2.28	360,000	2.28

NOTE 3:

EPS RECONCILIATION

	Three Months Ended November 30,		Six Months Ended November 30,
	2017	2016	2017	2016
Weighted average shares (basic)	2,995,910	2,995,910	2,995,910	2,995,910
Effect of dilutive stock options	28,189	0	0	0

Weighted average shares (diluted)	3,024,099	2,995,910	2,995,910	2,995,910

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

Other long-term liabilities related to tax contingencies were $0 as of both November 30, 2017 and May 31, 2017. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of November 30, 2017 and May 31, 2017.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2014 and after are subject to examination. In the United Kingdom, tax years ended May 31, 2012 and after are subject to examination. In Canada, tax years ended May 31, 2014 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 72.2% for the six months ended November 30, 2017. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2018 will be approximately 11.4% due to the items noted above.

NOTE 5:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended November 30,
	2017		2016
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,639,442	$1,540,034	$1,612,330	$1,261,863
Intercompany sales	(408,596)	0	(214,664)	(3,968)

Net sales	$2,230,846	$1,540,034	$1,397,666	$1,257,895

Operating income (loss)	$(88,986)	$189,765	$(273,715)	$(78,827)

Depreciation expense	$16,388	$9,361	$19,018	$9,390

Amortization expense	$0	$26,146	$0	$27,882

Capital expenditures	$889	$0	$0	$0

	Six Months Ended November 30,
	2017		2016
	Balancer	Measurement	Balancer	Measurement
Gross sales	$5,084,928	$2,553,285	$3,440,380	$2,605,917
Intercompany sales	(783,685)	0	(481,838)	(16,366)

Net sales	$4,301,243	$2,553,285	$2,958,542	$2,589,551

Operating income (loss)	$(300,766)	$256,263	$(486,926)	$18,617

Depreciation expense	$33,370	$18,983	$35,805	$18,867

Amortization expense	$0	$52,292	$0	$55,765

Capital expenditures	$8,467	$0	$44,587	$0

Geographic Information – Net Sales by Geographic Area

	Three Months Ended November 30,		Six Months Ended November 30,
	2017	2016	2017	2016
North America	$2,484,977	$1,788,495	$4,276,078	$3,742,857
Europe	457,036	327,494	974,899	650,906
Asia	795,483	449,859	1,544,905	948,479
Other markets	33,384	89,713	58,646	205,851

Total net sales	$3,770,880	$2,655,561	$6,854,528	$5,548,093

	Three Months Ended November 30,
	2017		2016
	United States	Europe	United States	Europe
Operating income (loss)	$31,655	69,124	$(311,302)	(41,240)

Depreciation expense	$25,749	$0	$28,408	$0

Amortization expense	$26,146	$0	$27,882	$0

Capital expenditures	$889	$0	$0	$0

	Six Months Ended November 30,
	2017		2016
	United States	Europe	United States	Europe
Operating income (loss)	$(183,810)	139,307	$(405,467)	(62,842)

Depreciation expense	$52,353	$0	$54,672	$0

Amortization expense	$52,292	$0	$55,765	$0

Capital expenditures	$8,467	$0	$44,587	$0

Note – – Europe is defined as the European subsidiary, Schmitt Europe, Ltd.

Segment and Geographic Assets

	November 30, 2017	May 31, 2017
Segment assets to total assets
Balancer	$5,302,684	$4,791,100
Measurement	3,113,770	3,340,327
Corporate assets	587,700	874,917

Total assets	$9,004,154	$9,006,344

Geographic assets to long-lived assets
United States	$819,219	$865,224
Europe	0	0

Total long-lived assets	$819,219	$865,224

Geographic assets to total assets
United States	$7,833,228	$8,149,507
Europe	1,170,926	856,837

Total assets	$9,004,154	$9,006,344

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended November 30, 2017, total sales increased $1,115,319, or 42.0%, to $3,770,880 from $2,655,561 in the three months ended November 30, 2016. For the six months ended November 30, 2017, total sales increased $1,306,435, or 23.5%, to $6,854,528 from $5,548,093 in the six months ended November 30, 2016.

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe. Balancer segment sales increased $833,180, or 59.6%, to $2,230,846 for the three months ended November 30, 2017 compared to $1,397,666 for the three months ended November 30, 2016. Balancer segment sales increased $1,342,701, or 45.4%, to $4,301,243 for the six months ended November 30, 2017 compared to $2,958,542 for the six months ended November 30, 2016.

The Measurement segment product lines consist of laser and white light distance measurement and dimensional sizing products and ultrasonic-based remote tank monitoring products for propane, diesel and other tank-based liquids. Total Measurement segment sales increased $282,139, or 22.4%, to $1,540,034 for the three months ended November 30, 2017 compared to $1,257,895 for the three months ended November 30, 2016. Total Measurement segment sales decreased $36,266, or 1.4%, to $2,553,285 for the six months ended November 30, 2017 compared to $2,589,551 for the six months ended November 30, 2016.

Operating expenses increased $240,251, or 17.3%, to $1,625,203 for the three months ended November 30, 2017 from $1,384,952 for the three months ended November 30, 2016. General, administration and sales expenses increased $199,768, or 15.1%, to $1,524,443 for the three months ended November 30, 2017 from $1,324,675 for the same period in the prior year. Operating expenses increased $293,536, or 10.2%, to $3,170,004 for the six months ended November 30, 2017 from $2,876,468 for the six months ended November 30, 2016. General, administration and sales expenses increased $255,443, or 9.3%, to $2,992,787 for the six months ended November 30, 2017 from $2,737,344 for the same period in the prior year.

Net income was $103,248, or $0.03 per fully diluted share, for the three months ended November 30, 2017 as compared to net loss of $382,470, or $(0.13) per fully diluted share, for the three months ended November 30, 2016. For the six months ended November 30, 2017, net loss was $30,850, or $(0.01) per fully diluted share, as compared to net loss of $508,099, or $(0.17) per fully diluted share, for the six months ended November 30, 2016.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2017.

Discussion of Operating Results

	Three Months Ended
	November 30, 2017		November 30, 2016
Balancer sales	$2,230,846	59.2%	$1,397,666	52.6%
Measurement sales	1,540,034	40.8%	1,257,895	47.4%

Total sales	3,770,880	100.0%	2,655,561	100.0%
Cost of sales	2,044,898	54.2%	1,623,151	61.1%

Gross profit	1,725,982	45.8%	1,032,410	38.9%

Operating expenses:
General, administration and sales	1,524,443	40.4%	1,324,675	49.9%
Research and development	100,760	2.7%	60,277	2.3%

Total operating expenses	1,625,203	43.1%	1,384,952	52.2%

Operating income (loss)	100,779	2.7%	(352,542)	-13.3%
Other Income (loss), net	9,078	0.2%	(23,578)	-0.9%

Income (loss) before income taxes	109,857	2.9%	(376,120)	-14.2%
Provision for income taxes	6,609	0.2%	6,350	0.2%

Net income (loss)	$103,248	2.7%	$(382,470)	-14.4%

	Six Months Ended
	November 30, 2017		November 30, 2016
Balancer sales	$4,301,243	62.8%	$2,958,542	53.3%
Measurement sales	2,553,285	37.2%	2,589,551	46.7%

Total sales	6,854,528	100.0%	5,548,093	100.0%
Cost of sales	3,729,027	54.4%	3,139,934	56.6%

Gross profit	3,125,501	45.6%	2,408,159	43.4%

Operating expenses:
General, administration and sales	2,992,787	43.7%	2,737,344	49.3%
Research and development	177,217	2.6%	139,124	2.5%

Total operating expenses	3,170,004	46.2%	2,876,468	51.8%

Operating loss	(44,503)	-0.6%	(468,309)	-8.4%
Other income (loss), net	26,621	0.4%	(25,411)	-0.5%

Loss before income taxes	(17,882)	-0.3%	(493,720)	-8.9%
Provision for income taxes	12,968	0.2%	14,379	0.3%

Net loss	$(30,850)	-0.5%	$(508,099)	-9.2%

Sales – Sales in the Balancer segment increased $833,180, or 59.6%, to $2,230,846 for the three months ended November 30, 2017 as compared to $1,397,666 for the three months ended November 30, 2016. This increase is attributed to stronger sales across our North America, Asia and Europe markets. Sales in North America increased $342,633, or 47.6%, sales in Asia increased $286,179, or 122.3%, and sales in Europe increased $208,701, or 49.5%, for the three months ended November 30, 2017 as compared to the same period in the prior year. Sales in other regions of the world decreased $4,333 for the three months ended November 30, 2017 as compared to the same quarter in the prior year.

Sales in the Balancer segment increased $1,342,701, or 45.4%, to $4,301,243 for the six months ended November 30, 2017 as compared to $2,958,542 for the six months ended November 30, 2016. This increase is attributed to stronger sales across our North America, Asia and Europe markets. Sales in North America increased $389,667, or 25.6%, sales in Asia increased $489,234, or 102.1%, and sales in Europe increased $513,440, or 59.4%, for the six months ended November 30, 2017 as compared to the same period in the prior year. Sales in other regions of the world decreased $49,640 for the six months ended November 30, 2017 as compared to the same quarter in the prior year.

Sales in the Measurement segment increased $282,139, or 22.4%, to $1,540,034 for the three months ended November 30, 2017 compared to $1,257,895 for the three months ended November 30, 2016. Sales of our Acuity laser and white light sensor distance measurement and dimensional-sizing products increased $349,637, or 71.8%, for the three months ended November 30, 2017 as compared to the same quarter in the prior year. While sales of Xact products decreased $58,714, or 14.6%, during the quarter ended November 30, 2017 as compared to the same period in the prior year, revenues derived from the Xact monitoring services increased $32,539, or 12.6%, for the quarter ended November 30, 2017 as compared to the same quarter in the prior year. Sales of our Lasercheck and SMS products decreased $41,323, or 37.9%, during the second quarter of fiscal 2018 as compared to the same period in the prior year. During fiscal 2017, the Company made the decision to no longer focus on and eventually phase out the SMS and Lasercheck product lines.

Sales in the Measurement segment decreased $36,266, or 1.4%, to $2,553,285 for the six months ended November 30, 2017 compared to $2,589,551 for the six months ended November 30, 2016. Sales of our Acuity laser-based distance measurement and dimensional-sizing products increased $301,300, or 26.9%, in the six months ended November 30, 2017 as compared to the six months ended November 30, 2016. While sales of Xact products decreased $286,060, or 37.4%, during the six months ended November 30, 2017 as compared to the same period in the prior year, revenues derived from the Xact monitoring services increased $80,113, or 16.1%, during the first half of fiscal 2018 as compared to the same period in the prior year. Sales of our Lasercheck and SMS products decreased $131,619, or 63.6%, for the six months ended November 30, 2017 as compared to the same period in the prior year. During fiscal 2017, the Company made the decision to no longer focus on and eventually phase out the SMS and Lasercheck product lines.

Gross margin – Gross margin for the three months ended November 30, 2017 increased to 45.8% as compared to 38.9% for the three months ended November 30, 2016. Gross margin for the six months ended November 30, 2017 increased to 45.6% as compared to 43.4% for the six months ended November 30, 2016. The fluctuations in gross margin in the three and six month periods ended November 30, 2017 as compared to the same three and six month periods in the prior fiscal year are influenced by shifts in the product sales mix from our five product lines in Fiscal 2017 to our three product lines in Fiscal 2018.

Operating expenses – Operating expenses increased $240,251, or 17.3%, to $1,625,203 for the three months ended November 30, 2017 as compared to $1,384,952 for the three months ended November 30, 2016. General, administrative and selling expenses increased $199,768, or 15.1%, for the three months ended November 30, 2016 as compared to the same period in the prior year. These increases are primarily due to increases in professional expenses, personnel expenses and sales commissions, offset by reductions in marketing and trade show expense and other sales-related travel and entertainment expense.

Operating expenses increased $293,536, or 10.2%, to $3,170,004 for the six months ended November 30, 2017 as compared to $2,876,468 for the six months ended November 30, 2016. General, administrative and selling expenses increased $255,443, or 9.3%, for the six months ended November 30, 2016 as compared to the same period in the prior year. These increases are primarily due to increases in professional and personnel expense, offset by reductions in marketing and trade show expense and other sales-related travel and entertainment expense.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $(65) and $26 for the three months ended November 30, 2017 and 2016, respectively. Foreign currency exchange gains (losses) were $9,747 and $(23,007) for the three months ended November 30, 2017 and 2016, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period. Other income (expense) was $(604) for the second quarter of fiscal 2017 as compared to $(597) for the same period in the prior year.

Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $32 and $(330) for the six months ended November 30, 2017 and 2016, respectively. Foreign currency exchange gains (losses) were $27,188 and $(42,006) for the six months ended November 30, 2017 and 2016, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period. Other income (expense) was $(599) for the first six months of fiscal 2018 as compared to $16,925 for the same period in the prior year.

Income taxes – The Company’s effective tax rate on consolidated net loss was 72.2% for the six months ended November 30, 2017. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2018 will be approximately 11.4% due to the items noted above.

Net income (loss) – Net income was $103,248, or $0.03 per fully diluted share, for the three months ended November 30, 2017 as compared to net loss of $382,470, or $(0.13) per fully diluted share, for the three months ended November 30, 2016. For the six months ended November 30, 2017, net loss was $30,850, or $(0.01) per fully diluted share, as compared to net loss of $508,099, or $(0.17) per fully diluted share, for the six months ended November 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased to $5,619,538 as of November 30, 2017 as compared to $5,510,812 as of May 31, 2017. Cash and cash equivalents decreased $280,621 to $586,986 as of November 30, 2017 from $867,607 as of May 31, 2017.

Cash used in operating activities totaled $235,037 for the six months ended November 30, 2017 as compared to cash used in operating activities of $433,674 for the six months ended November 30, 2016. The change in cash used in operating activities was impacted, in part, by the difference in net loss of $30,850 for the six months ended November 30, 2017 as compared to net loss of $508,099 for the same period in the prior year. Changes in accounts receivable, inventories, accounts payable and other accrued liabilities also impacted the total cash used in operating activities, with the result of the changes directly related to the timing of receipts and payments and the targeted increases in inventory levels within our SBS and Acuity product lines.

At November 30, 2017, the Company had accounts receivable of $2,150,655 as compared to $2,344,373 at May 31, 2017. The decrease in accounts receivable of $193,718 was due to timing of receipts. Inventories increased $587,362 to $4,792,085 as of November 30, 2017 as compared to $4,204,723 at May 31, 2017, which is due primarily to the targeted increases in inventory levels within our SBS and Acuity product lines. At November 30, 2017, total current liabilities decreased $12,619 to $2,016,338 as compared to $2,028,957 at May 31, 2017. The decrease in current liabilities is primarily due to the timing of payments to our vendors and Company personnel and the decrease in accrued commissions.

On December 20, 2017, the Company completed its Subscription Rights Offering (the “Rights Offering”) in which 998,635 common shares were issued, resulting in gross proceeds to the Company of $2,496,588. Pursuant to the Rights Offering, the Company issued one right for each common share to shareholders of record as of November 27, 2017. Holders of the rights were entitled to purchase common shares by submitting three rights and $2.50 for each share to be purchased. The new shares were issued on December 27, 2017.

We believe that our existing cash and cash equivalents combined with the cash we anticipate to generate from operating activities and the Rights Offering discussed above will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

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

Evaluation of Disclosure Controls and Procedures

As of November 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit	Description

3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1998, Exhibit 3(i)].

3.2	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1998, Exhibit 3(ii)].

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: January 11, 2018	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer