Form 10-Q
period 2018-02-28
SCHMITT INDUSTRIES INC
filed 2018-04-13
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of March 31, 2018

Common stock, no par value	3,994,545

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2018	May 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,985,928	$867,607
Restricted cash	61,042	0
Accounts receivable, net	2,086,706	2,344,373
Inventories	5,449,808	4,204,723
Prepaid expenses	149,334	115,756
Income taxes receivable	0	7,310

	9,732,818	7,539,769

Property and equipment, net	793,683	865,224

Other assets
Intangible assets, net	522,913	601,351

TOTAL ASSETS	$11,049,414	$9,006,344

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$842,976	$1,101,066
Accrued commissions	197,707	300,234
Accrued payroll liabilities	282,664	360,239
Other accrued liabilities	383,859	267,418
Income taxes payable	3,465	0

Total current liabilities	1,710,671	2,028,957

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 3,994,545 shares issued and outstanding at February 28, 2018 and 2,995,910 issued and outstanding at May 31, 2017	13,077,483	10,649,287
Accumulated other comprehensive loss	(479,115)	(427,572)
Accumulated deficit	(3,259,625)	(3,244,328)

Total stockholders’ equity	9,338,743	6,977,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,049,414	$9,006,344

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017
Net sales	$3,238,858	$3,199,122	$10,093,386	$8,747,215
Cost of sales	1,916,345	1,984,580	5,645,372	5,124,514

Gross profit	1,322,513	1,214,542	4,448,014	3,622,701

Operating expenses:
General, administration and sales	1,286,718	1,263,529	4,279,505	4,000,873
Research and development	75,790	49,711	253,007	188,835

Total operating expenses	1,362,508	1,313,240	4,532,512	4,189,708

Operating loss	(39,995)	(98,698)	(84,498)	(567,007)
Other income (expense), net	61,815	(25,642)	88,436	(51,053)

Income (loss) before income taxes	21,820	(124,340)	3,938	(618,060)
Provision for income taxes	6,267	6,993	19,235	21,372

Net income (loss)	$15,553	$(131,333)	$(15,297)	$(639,432)

Net income (loss) per common share:
Basic	$0.00	$(0.04)	$(0.00)	$(0.21)

Weighted average number of common shares, basic	3,706,050	2,995,910	3,230,022	2,995,910

Diluted	$0.00	$(0.04)	$(0.00)	$(0.21)

Weighted average number of common shares, diluted	3,769,814	2,995,910	3,230,022	2,995,910

Comprehensive loss
Net income (loss)	$15,553	$(131,333)	$(15,297)	$(639,432)
Foreign currency translation adjustment	(51,983)	(20,600)	(51,543)	(84,302)

Total comprehensive loss	$(36,430)	$(151,933)	$(66,840)	$(723,734)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

(UNAUDITED)

	Nine Months Ended February 28,
	2018	2017
Cash flows relating to operating activities
Net loss	$(15,297)	$(639,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,326	165,071
(Gain) loss on disposal of property and equipment	619	(7,223)
Stock based compensation	42,167	18,646
(Increase) decrease in:
Accounts receivable	291,273	(216,535)
Inventories	(1,218,520)	329,250
Prepaid expenses	(32,086)	(46,331)
Income taxes receivable	7,310	3,491
Increase (decrease) in:
Accounts payable	(261,532)	(52,392)
Accrued liabilities and customer deposits	(69,917)	(63,574)
Income taxes payable	3,465	0

Net cash used in operating activities	(1,096,192)	(509,029)

Cash flows relating to investing activities
Purchases of property and equipment	(8,467)	(48,510)
Proceeds from the sale of property and equipment	1,500	52,535

Net cash provided by (used in) investing activities	(6,967)	4,025

Cash flows relating to financing activities
Proceeds from the rights offering, net of expenses	2,386,029	0

Net cash provided by financing activities	2,386,029	0

Effect of foreign exchange translation on cash	(103,507)	(1,851)

Decrease in cash, cash equivalents and restricted cash	1,179,363	(506,855)
Cash, cash equivalents and restricted cash, beginning of period	867,607	988,686

Cash, cash equivalents and restricted cash, end of period	$2,046,970	$481,831

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$8,460	$17,881

Cash paid during the period for interest	$1,114	$2,427

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2017	2,995,910	$10,649,287	$(427,572)	$(3,244,328)	$6,977,387
Stock-based compensation	0	42,167	0	0	42,167
Common stock issued in connection with rights offering, net of expenses	998,635	2,386,029	0	0	2,386,029
Net loss	0	0	0	(15,297)	(15,297)
Other comprehensive loss	0	0	(51,543)	0	(51,543)

Balance, February 28, 2018	3,994,545	$13,077,483	$(479,115)	$(3,259,625)	$9,338,743

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2018 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2017 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2017. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2018.

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

Restricted Cash

Restricted cash consists of an amount received from a customer in December 2017 as part of an on-going contract. The services being provided under this contract are expected to be completed by December 2018, at which time the restrictions on this payment will lapse.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheet as of February 28, 2018 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the nine months ended February 28, 2018:

Cash and cash equivalents	$1,985,928
Restricted cash	61,042

Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$2,046,970

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $86,582 and $32,572 as of February 28, 2018 and May 31, 2017, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of February 28, 2018 and May 31, 2017, inventories consisted of:

	February 28, 2018	May 31, 2017
Raw materials	$2,514,357	$1,773,368
Work-in-process	1,184,740	937,878
Finished goods	1,750,711	1,493,477

	$5,449,808	$4,204,723

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of February 28, 2018 and May 31, 2017, property and equipment consisted of:

	February 28, 2018	May 31, 2017
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,253,193	1,246,346
Vehicles	44,704	44,704

	3,411,421	3,404,574
Less accumulated depreciation	(2,617,738)	(2,539,350)

	$793,683	$865,224

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

To determine stock-based compensation expense recognized for those options granted during the nine months ended February 28, 2018 and 2017, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model. No options were issued during the nine months ended February 28, 2018 and 2017.

At February 28, 2018, the Company had a total of 318,332 outstanding stock options (218,330 vested and exercisable and 100,002 non-vested) with a weighted average exercise price of $2.36. The Company estimates that $18,671 will be recorded as additional stock-based compensation expense over a weighted-average period of 0.8 years for all options that were outstanding as of February 28, 2018, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
170,832	$1.70	8.8	70,830	$1.70
15,000	2.53	5.6	15,000	2.53
77,500	2.85	6.1	77,500	2.85
55,000	3.65	3.3	55,000	3.65

318,332	2.36	7.0	218,330	2.66

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three and nine months ended February 28, 2018 are summarized as follows:

	Three Months Ended February 28, 2018		Nine Months Ended February 28, 2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding—beginning of period	360,000	$2.28	360,000	$2.28
Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited/canceled	(41,668)	1.70	(41,668)	1.70

Options outstanding—end of period	318,332	2.36	318,332	2.36

NOTE 3:

EPS RECONCILIATION

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017
Weighted average shares (basic)	3,706,050	2,995,910	3,230,022	2,995,910
Effect of dilutive stock options	63,764	0	0	0

Weighted average shares (diluted)	3,769,814	2,995,910	3,230,022	2,995,910

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

Other long-term liabilities related to tax contingencies were $0 as of both February 28, 2018 and May 31, 2017. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of February 28, 2018 and May 31, 2017.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2014 and after are subject to examination. In the United Kingdom, tax years ended May 31, 2012 and after are subject to examination. In Canada, tax years ended May 31, 2014 and after are subject to examination.

Change in Tax Law

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code by reducing the U.S. federal corporate tax rate from 34 percent to 21 percent, requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, creating a new limitation on deductible interest expense and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff subsequently issued Staff Accounting Bulletin 118 (“SAB 118”), which provides a one year measurement for companies to complete the accounting for the effects of the Tax Act. In accordance with SAB 118, where accounting is complete, a company must reflect the income tax effects of those aspects, but to the extent that a company’s accounting is incomplete but a reasonable estimate may be made, a provisional estimate should be recorded in the financial statements. Where a company is unable to determine a provisional estimate, SAB 118 permits application of the tax laws that were in effect immediately before the enactment.

Due to the reduction of the corporate tax rate as part of the Tax Act, the Company has recorded a provisional decrease to deferred tax assets of $778,400 and corresponding decrease to the valuation allowance. The change in tax rate did not impact tax expense due to the valuation allowance recorded against the net deferred tax asset. While the Company was able to reasonably estimate the impact of the change in tax rate, certain estimates may affect the calculations as they are refined.

The Act also provides for a tax on the deemed repatriation of previously untaxed accumulated earnings and profits of foreign subsidiaries. The Company was not subject to this tax due to an accumulated loss in the Company’s foreign subsidiary.

Effective Tax Rate

The effective tax rate on consolidated net loss was 488.4% for the nine months ended February 28, 2018. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2018 will be approximately 27.9% due to the items noted above.

NOTE 5:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended February 28,
	2018		2017
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,603,562	$1,101,047	$2,190,989	$1,349,467
Intercompany sales	(465,751)	0	(341,334)	0

Net sales	$2,137,811	$1,101,047	$1,849,655	$1,349,467

Operating income (loss)	$(39,720)	$(275)	$(135,969)	$37,271

Depreciation expense	$16,300	$9,235	$17,531	$9,220

Amortization expense	$0	$26,146	$0	$27,883

Capital expenditures	$0	$0	$3,923	$0

	Nine Months Ended February 28,
	2018		2017
	Balancer	Measurement	Balancer	Measurement
Gross sales	$7,688,490	$3,654,332	$5,631,370	$3,955,384
Intercompany sales	(1,249,436)	0	(823,173)	(16,366)

Net sales	$6,439,054	$3,654,332	$4,808,197	$3,939,018

Operating income (loss)	$(340,486)	$255,988	$(624,755)	$57,748

Depreciation expense	$49,670	$28,218	$53,336	$28,087

Amortization expense	$0	$78,438	$0	$83,648

Capital expenditures	$8,467	$0	$48,510	$0

Geographic Information – Net Sales by Geographic Area

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017
North America	$1,898,796	$2,118,627	$6,174,874	$5,861,484
Europe	552,018	393,963	1,526,917	1,044,869
Asia	752,712	637,360	2,297,617	1,585,839
Other markets	35,332	49,172	93,978	255,023

Total net sales	$3,238,858	$3,199,122	$10,093,386	$8,747,215

	Three Months Ended February 28,
	2018		2017
	United States	Europe	United States	Europe
Operating income (loss)	$(123,205)	$83,210	$(106,315)	$7,617

Depreciation expense	$25,535	$0	$26,751	$0

Amortization expense	$26,146	$0	$27,883	$0

Capital expenditures	$0	$0	$3,923	$0

	Nine Months Ended February 28,
	2018		2017
	United States	Europe	United States	Europe
Operating income (loss)	$(307,015)	$222,517	$(511,782)	$(55,225)

Depreciation expense	$77,888	$0	$81,423	$0

Amortization expense	$78,438	$0	$83,648	$0

Capital expenditures	$8,467	$0	$48,510	$0

Note – – Europe is defined as the European subsidiary, Schmitt Europe Ltd.

Segment and Geographic Assets

	February 28, 2018	May 31, 2017
Segment assets to total assets
Balancer	$5,989,449	$4,791,100
Measurement	3,012,995	3,340,327
Corporate assets	2,046,970	874,917

Total assets	$11,049,414	$9,006,344

Geographic assets to long-lived assets
United States	$793,683	$865,224
Europe	0	0

Total long-lived assets	$793,683	$865,224

Geographic assets to total assets
United States	$9,886,769	$8,149,507
Europe	1,162,645	856,837

Total assets	$11,049,414	$9,006,344

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended February 28, 2018, total sales increased $39,736, or 1.2%, to $3,238,858 from $3,199,122 in the three months ended February 28, 2017. For the nine months ended February 28, 2018, total sales increased $1,346,171, or 15.4%, to $10,093,386 from $8,747,215 in the nine months ended February 28, 2017.

Balancer segment sales focus throughout the world on end-users, rebuilders and original equipment manufacturers of grinding machines with the target geographic markets in North America, Asia and Europe. Balancer segment sales increased $288,156, or 15.6%, to $2,137,811 for the three months ended February 28, 2018 compared to $1,849,655 for the three months ended February 28, 2017. Balancer segment sales increased $1,630,857, or 33.9%, to $6,439,054 for the nine months ended February 28, 2018 compared to $4,808,197 for the nine months ended February 28, 2017.

The Measurement segment product lines consist of laser and white light distance measurement and dimensional sizing products and remote tank monitoring products for propane, diesel and other tank-based liquids. Total Measurement segment sales decreased $248,420, or 18.4%, to $1,101,047 for the three months ended February 28, 2018 compared to $1,349,467 for the three months ended February 28, 2017. Total Measurement segment sales decreased $284,686, or 7.2%, to $3,654,332 for the nine months ended February 28, 2018 compared to $3,939,018 for the nine months ended February 28, 2017.

Operating expenses increased $49,268, or 3.8%, to $1,362,508 for the three months ended February 28, 2018 from $1,313,240 for the three months ended February 28, 2017. General, administration and sales expenses increased $23,189, or 1.8%, to $1,286,718 for the three months ended February 28, 2018 from $1,263,529 for the same period in the prior year. Operating expenses increased $342,804, or 8.2%, to $4,532,512 for the nine months ended February 28, 2018 from $4,189,708 for the nine months ended February 28, 2017. General, administration and sales expenses increased $278,632, or 7.0%, to $4,279,505 for the nine months ended February 28, 2018 from $4,000,873 for the same period in the prior year.

Net income was $15,553, or $0.00 per fully diluted share, for the three months ended February 28, 2018 as compared to net loss of $131,333, or $(0.04) per fully diluted share, for the three months ended February 28, 2017. For the nine months ended February 28, 2018, net loss was $15,297, or $(0.00) per fully diluted share, as compared to net loss of $639,432, or $(0.21) per fully diluted share, for the nine months ended February 28, 2017.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2017.

Discussion of Operating Results

	Three Months Ended
	February 28, 2018		February 28, 2017
Balancer sales	$2,137,811	66.0%	$1,849,655	57.8%
Measurement sales	1,101,047	34.0%	1,349,467	42.2%

Total net sales	3,238,858	100.0%	3,199,122	100.0%
Cost of sales	1,916,345	59.2%	1,984,580	62.0%

Gross profit	1,322,513	40.8%	1,214,542	38.0%

Operating expenses:
General, administration and sales	1,286,718	39.7%	1,263,529	39.5%
Research and development	75,790	2.3%	49,711	1.6%

Total operating expenses	1,362,508	42.1%	1,313,240	41.1%

Operating loss	(39,995)	-1.2%	(98,698)	-3.1%
Other income (loss), net	61,815	1.9%	(25,642)	-0.8%

Income (loss) before income taxes	21,820	0.7%	(124,340)	-3.9%
Provision for income taxes	6,267	0.2%	6,993	0.2%

Net income (loss)	$15,553	0.5%	$(131,333)	-4.1%

	Nine Months Ended
	February 28, 2018		February 28, 2017
Balancer sales	$6,439,054	63.8%	$4,808,197	55.0%
Measurement sales	3,654,332	36.2%	3,939,018	45.0%

Total net sales	10,093,386	100.0%	8,747,215	100.0%
Cost of sales	5,645,372	55.9%	5,124,514	58.6%

Gross profit	4,448,014	44.1%	3,622,701	41.4%

Operating expenses:
General, administration and sales	4,279,505	42.4%	4,000,873	45.7%
Research and development	253,007	2.5%	188,835	2.2%

Total operating expenses	4,532,512	44.9%	4,189,708	47.9%

Operating loss	(84,498)	-0.8%	(567,007)	-6.5%
Other income (loss), net	88,436	0.9%	(51,053)	-0.6%

Income (loss) before income taxes	3,938	0.0%	(618,060)	-7.1%
Provision for income taxes	19,235	0.2%	21,372	0.2%

Net loss	$(15,297)	-0.2%	$(639,432)	-7.3%

Net Sales – Sales in the Balancer segment increased $288,156, or 15.6%, to $2,137,811 for the three months ended February 28, 2018 as compared to $1,846,655 for the three months ended February 28, 2017. This increase is attributed to stronger sales across our North America, Asia and Europe markets. Sales in North America increased $69,424, or 8.5%, sales in Asia increased $62,234, or 10.2%, and sales in Europe increased $169,549, or 45.1%, for the three months ended February 28, 2018 as compared to the same period in the prior year. Sales in other regions of the world decreased $13,051 for the three months ended February 28, 2018 as compared to the same quarter in the prior year.

Sales in the Balancer segment increased $1,630,857, or 33.9%, to $6,439,054 for the nine months ended February 28, 2018 as compared to $4,808,197 for the nine months ended February 28, 2017. This increase is attributed to stronger sales across our North America, Asia and Europe markets. Sales in North America increased $459,091, or 19.6%, sales in Asia increased $575,674, or 39.0%, and sales in Europe increased $658,783, or 77.0%, for the nine months ended February 28, 2018 as compared to the same period in the prior year. Sales in other regions of the world decreased $62,691 for the nine months ended February 28, 2018 as compared to the same quarter in the prior year.

Sales in the Measurement segment decreased $248,420, or 18.4%, to $1,101,047 for the three months ended February 28, 2018 compared to $1,349,467 for the three months ended February 28, 2017. Sales of our Acuity laser and white light sensor distance measurement and dimensional-sizing products decreased $109,670, or 18.4%, for the three months ended February 28, 2018 as compared to the same quarter in the prior year. Xact products sales increased $4,465 during the quarter ended February 28, 2018 as compared to the same period in the prior year, while revenues derived from the Xact monitoring services increased $26,679 for the quarter ended February 28, 2018 as compared to the same quarter in the prior year. Sales of our Lasercheck and SMS products decreased $169,894, or 94.3%, during the second quarter of fiscal 2018 as compared to the same period in the prior year. During fiscal 2017, the Company made the decision to no longer focus on and eventually phase out the SMS and Lasercheck product lines.

Sales in the Measurement segment decreased $284,686, or 7.2%, to $3,654,332 for the nine months ended February 28, 2018 compared to $3,939,018 for the nine months ended February 28, 2017. Sales of our Acuity laser-based distance measurement and dimensional-sizing products increased $191,630, or 11.2%, in the nine months ended February 28, 2018 as compared to the nine months ended February 28, 2017. Xact product sales decreased $281,595 during the nine months ended February 28, 2018 as compared to the same period in the prior year, while revenues derived from the Xact monitoring services increased $106,792 during the nine months ended February 28, 2018 as compared to the same period in the prior year. Sales of our Lasercheck and SMS products decreased $301,513, or 77.9%, for the nine months ended February 28, 2018 as compared to the same period in the prior year. During fiscal 2017, the Company made the decision to no longer focus on and eventually phase out the SMS and Lasercheck product lines.

Gross margin – Gross margin for the three months ended February 28, 2018 increased to 40.8% as compared to 38.0% for the three months ended February 28, 2017. Gross margin for the nine months ended Feburary 28, 2018 increased to 44.1% as compared to 41.4% for the nine months ended February 28, 2017. The fluctuations in gross margin in the three and nine month periods ended February 28, 2018 as compared to the same three and nine month periods in the prior fiscal year are influenced by shifts in the product sales mix from our five product lines in Fiscal 2017 to our three product lines in Fiscal 2018.

Operating expenses – Operating expenses increased $49,268, or 3.8%, to $1,362,508 for the three months ended February 28, 2018 from $1,313,240 for the three months ended February 28, 2017. General, administration and sales expenses increased $23,189, or 1.8%, to $1,286,718 for the three months ended February 28, 2018 from $1,263,529 for the same period in the prior year. These changes are primarily due to increases in research and development expense and professional and other administrative expenses, offset by decrease in commissions expense.

Operating expenses increased $342,804, or 8.2%, to $4,532,512 for the nine months ended February 28, 2018 from $4,189,708 for the nine months ended February 28, 2017. General, administration and sales expenses increased $278,632, or 7.0%, to $4,279,505 for the nine months ended February 28, 2018 from $4,000,873 for the same period in the prior year. These changes are primarily due to increases in research and development expense and professional and other administrative expenses, offset by decreases in commissions expense.

Other income – Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $3,090 and $(259) for the three months ended February 28, 2018 and 2017, respectively. Foreign currency exchange gains (losses) were $58,725 and $(16,203) for the three months ended February 28, 2018 and 2017, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period. Other income (expense) was $0 for the third quarter of fiscal 2018 as compared to $(9,180) for the same period in the prior year.

Other income consists of interest income (expense), foreign currency exchange gain (loss) and other income (expense). Interest income (expense), net was $3,122 and $(589) for the nine months ended February 28, 2018 and 2017, respectively. Foreign currency exchange gains (losses) were $85,913 and $(58,209) for the nine months ended February 28, 2018 and 2017, respectively. The shifts in the foreign currency exchange are related to fluctuations of foreign currencies against the U.S. dollar during the current period. Other income (expense) was $(599) for the first nine months of fiscal 2018 as compared to $7,745 for the same period in the prior year.

Income taxes – On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code by reducing the U.S. federal corporate tax rate from 34 percent to 21 percent, requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, creating a new limitation on deductible interest expense and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff subsequently issued Staff Accounting Bulletin 118 (“SAB 118”), which provides a one year measurement for companies to complete the accounting for the effects of the Tax Act. In accordance with SAB 118, where accounting is complete, a company must reflect the income tax effects of those aspects, but to the extent that a company’s accounting is incomplete but a reasonable estimate may be made, a provisional estimate should be recorded in the financial statements. Where a company is unable to determine a provisional estimate, SAB 118 permits application of the tax laws that were in effect immediately before the enactment.

Due to the reduction of the corporate tax rate as part of the Tax Act, the Company has recorded a provisional decrease to deferred tax assets of $778,400 and corresponding decrease to the valuation allowance. The change in tax rate did not impact tax expense due to the valuation allowance recorded against the net deferred tax asset. While the Company was able to reasonably estimate the impact of the change in tax rate, certain estimates may affect the calculations as they are refined.

The Act also provides for a tax on the deemed repatriation of previously untaxed accumulated earnings and profits of foreign subsidiaries. The Company was not subject to this tax due to an accumulated loss in the Company’s foreign subsidiary.

The Company’s effective tax rate on consolidated net loss was 488.4% for the nine months ended February 28, 2018. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2018 will be approximately 27.9% due to the items noted above.

Net income (loss) – Net income was $15,553, or $0.00 per fully diluted share, for the three months ended February 28, 2018 as compared to net loss of $131,333, or $(0.04) per fully diluted share, for the three months ended February 28, 2017. For the nine months ended February 28, 2018, net loss was $15,297, or $(0.00) per fully diluted share, as compared to net loss of $639,432, or $(0.21) per fully diluted share, for the nine months ended February 28, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased to $8,022,147 as of February 28, 2018 as compared to $5,510,812 as of May 31, 2017. Cash and cash equivalents and restricted cash increased $1,179,363 to $2,046,970 as of February 28, 2018 from $867,607 as of May 31, 2017.

Cash used in operating activities totaled $1,096,192 for the nine months ended February 28, 2018 as compared to cash used in operating activities of $509,029 for the nine months ended February 28, 2017. Changes in accounts receivable, inventories, accounts payable and other accrued liabilities primarily impacted the total cash used in operating activities for the nine months ended February 28, 2018, with the result of the changes directly related to the timing of receipts and payments and the targeted increases in inventory levels within our SBS product line. The net loss of $639,432 had the largest impact on the cash used in operating activities for the nine month period ended February 28, 2017.

At February 28, 2018, the Company had accounts receivable of $2,086,706 as compared to $2,344,373 at May 31, 2017. The decrease in accounts receivable of $257,667 was due to timing of receipts. Inventories increased $1,245,085 to $5,449,808 as of February 28, 2018 as compared to $4,204,723 at May 31, 2017, which is due primarily to the targeted increases in inventory levels within our SBS product line. At February 28, 2018, total current liabilities decreased $318,286 to $1,710,671, as compared to $2,028,957 at May 31, 2017. The decrease in current liabilities is primarily due to the timing of payments to our vendors and Company personnel and the decrease in accrued commissions.

On December 20, 2017, the Company completed its Subscription Rights Offering (the “Rights Offering”) in which 998,635 common shares were issued, resulting in gross proceeds to the Company of $2,496,587. Pursuant to the Rights Offering, the Company issued one right for each common share to shareholders of record as of November 27, 2017. Holders of the rights were entitled to purchase common shares by submitting three rights and $2.50 for each share to be purchased. The new shares were issued on December 27, 2017.

In the first quarter of fiscal 2017, the Company announced that it had listed for sale one of its parcels of property located at 2765 NW Nicolai Street in Portland, Oregon. The property represents just over 10,000 square feet of office and warehouse space, which is approximately 25% of the Company’s total real estate holdings. The Company recently terminated its active listing of the property given market conditions and other factors.

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

Evaluation of Disclosure Controls and Procedures

As of February 28, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: April 13, 2018	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer