Form 10-K
period 2018-05-31
SCHMITT INDUSTRIES INC
filed 2018-08-21
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2018

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,041,800 based upon the closing price of $2.45 reported for such date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of July 31, 2018, the registrant had 3,994,545 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Introduction

Schmitt Industries, Inc. (the Company), an Oregon corporation, designs, manufactures and sells high precision test and measurement products for two main business segments: the Balancer segment and the Measurement segment. For the Balancer segment, the Company designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines. The Company also provides sales and service for Europe and Asia through its wholly owned subsidiary, Schmitt Europe Limited (SEL), located in Coventry, England and through its sales representative office located in Shanghai, China. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., an Oregon corporation, the Company designs, manufactures and sells laser and white light sensors for distance, dimensional and area measurement for a wide variety of commercial applications and ultrasonic measurement products that accurately measure the fill levels of tanks holding propane, diesel and other tank-based liquids and transmit that data via satellite to a secure web site for display (the Measurement segment). The Company’s corporate office is located at 2765 N.W. Nicolai Street, Portland, Oregon. The Company was originally incorporated under the laws of British Columbia, Canada, in 1984 and was reincorporated under the laws of the State of Oregon in 1995.

“SBS,” “Acuity,” “Xact,” “SMS,” “Lasercheck” and “AccuProfile” are registered trademarks owned by the Company.

Balancer Segment

The Company’s principal product line for the Balancer segment is the Schmitt Dynamic Balance System (SBS), which consists of a vibration sensor, a computer control unit, and a balance head that is placed either externally on the grinding wheel spindle with the use of a spindle mounted adaptor or internally inside the spindle bore. SBS products are designed as economical yet highly precise measurement and control devices for permanent or portable installation on grinding machines that can detect and correct imbalance caused by vibration as small as

0.02 microns. Customers can also detect and analyze the acoustic emission (AE) signal generated during grinding or wheel dressing to help monitor and improve the grinding process. Customers include both end user operators as well as manufacturers of grinding machines worldwide for a wide variety of industries that utilize the grinding process, including the automotive, industrial, aerospace, and medical industries where specifications and operating tolerances on machined parts are increasingly precise. The following products are currently offered under the SBS brand:

SB-5500 Products – The SB-5500 product line is fully automated, reducing machine setup time and ensuring a smoother and more efficient grinding process. Operating on a principle of mass compensation for wheel imbalance, the balance head contains two movable eccentric weights, each driven by electric motors through a precision gear train. These weights are repositioned to offset any imbalance in a grinding wheel or other application. Imbalance or vibration is picked up by the vibration sensor and the control unit filters the signal by revolutions per minute. The control then automatically drives the balance head weights in a direction that reduces the amplitude of the vibration signal. The balance cycle is complete when the weights are positioned to achieve the lowest vibration level, as low as 0.02 microns.

The SB-5500 control panel contains up to four slots for additional, optional circuit boards designed for specific functions, such as manual balancing, balancing using hydro chambers and process monitoring, which involves the detection and analysis of high frequency noise, known as AE, generated by the grinding process.

The optional Acoustic Emission Monitoring System (AEMS) control card uses proprietary acoustic sensor technology to monitor the AE signal generated on the grinding machine during key events in the grinding process. The AEMS card allows rapid, automatic grinding wheel in-feed, right up to the point of initial contact of the grinding wheel with a new part loaded in the machine. The system can automatically detect the initial contact and very quickly report this event to the machine control, stopping the wheel in-feed without operator intervention. Part crash occurs when a part or fixture is incorrectly loaded into a grinding machine or some abnormal condition occurs. Rapid in-feed of the wheel may then result in a dangerous or expensive crash. The AEMS card allows the grinding machine’s operating system (known as a computer numeric control or CNC system) on the machine to monitor the acoustic levels and detect any unexpected contact when it happens. The system then reports that abnormal contact and instructs the CNC program to stop the grinding process, within milliseconds.

The SB-5500 also offers integration of the ExactControl™ card, providing enhanced control of the grinding process. The ExactControl process control card offers multi-functional grinding process control capability by detecting and analyzing either the AE signal pattern or the machine power fluctuations and then using one of seven process control strategies to adjust and optimize the grinding process based on that signal data, resulting in improved part quality and reduced operating costs. Software control strategies include ExactDisplay (graphically displays the measurement signal), ExactGap (displays and evaluates the measurement signal against a predetermined signal threshold to automatically determine when the grinding wheel touches the work piece and to shorten the time between grinding work pieces), ExactTime (displays and evaluates the time interval of a measurement signal that is above a predetermined signal threshold to monitor the minimum or maximum processing time, ExactIntegral (displays and evaluates the area under a measurement signal curve to optimize the grinding process for the particular work piece), and ExactDress (displays and evaluates the measurement signal and compares it to a standard threshold to optimize the grinding wheel dress process).

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

For the years ended May 31, 2018, May 31, 2017 and May 31, 2016 (Fiscal 2018, 2017 and 2016), net sales of the Company’s balancing products totaled $9,026,830, $7,082,474 and $6,962,746, respectively. Net sales of balancing products accounted for 65%, 57% and 60% of the Company’s total sales in Fiscal 2018, 2017 and 2016, respectively. See Note 5 to Consolidated Financial Statements.

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

AccuRange (“AR”) Distance Measurement Sensors – The AR distance measurement lasers utilize pulsed time of flight measurement principles to accurately measure distances of up to 30 meters (up to 300 meters with retro-reflective tape) with the AR1000, up to 100 meters (500 meters with retro-reflective tape) with the AR2000, up to 50 meters (500 meters with retro-reflective tape) with the AR2500 and up to 300 meters (3000 meters with retro-reflective tape) with the AR3000. These products are highly versatile, being able to measure distances both indoors and outdoors. Applications include, but are not limited to, load confirmation, alignment, lumber positioning, crane monitoring, fill level measurement, velocity measurement and laser altimeter.

AR Triangulating Laser Displacement Sensors – The AR200 line is the Company’s most compact series of triangulating laser displacement sensors. Four models cover metric measurement ranges from 6 to 100 millimeters. All models boast a 1/500 accuracy rating for measurements within twelve microns. All models are standard with analog, limit switch and serial outputs. The AR200 sensors project a beam of visible laser light that creates a spot on the target surface. Reflected light from the surface is viewed from an angle by a line scan camera and the target’s distance is computed from the image pixel data. The AR200 displacement sensor cannot be overloaded and measures accurately even when a mirror reflects the entire light beam back to the detector. The AR500 is a compact triangulation laser displacement sensor that provides accurate measurements (+/- 0.15% linearity) at high speeds (standard to 9400 Hz, high speed option up to 56K Hz). The same compact enclosure houses models with ranges from 5 to 1000 millimeters. Sensor options include blue laser diodes, faster speeds and cooling jackets. Applications include radiating surfaces and high speed applications such as road texture, ballistics and high speed event monitoring. The AR700 is a triangulation laser displacement sensor that provides superior performance in terms of accuracy, repeatability, and sample speed. The AR700 boasts output speeds up to 9400 Hz and resolutions as small as a micron. The laser will output 9400 distance readings in a single second. Model variations permit applications up to 50 inches in range. Applications include high speed road profiling, product dimensional or thickness measurement, rubber thickness measurement, lumber or plywood thickness measurement, carton dimensioning and product positioning.

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

AccuProfile (“AP”) Laser Line Scanner – The laser line sensors in this series are mid-level two-dimensional CMOS digital sensors for industrial surface dimensioning and measurement applications. The AP820 is a two-dimensional laser line scanner that measures surface height profiles by projecting a beam of visible laser light that creates a line on a targeted surface. The AP820 is a highly accurate sensor for industrial surface dimensional and measurement applications. The scanner quickly and accurately generates low-noise 2D or 3D profile scans of objects, surfaces or scenes. The sensor has an onboard processor and comes with AcuityView image analysis software. Typical scanner applications include weld gap tracking and weld bead profiling, positional control of objects and surfaces, tire profiling, wheel profiling, surface profiling, 3D profile generation and dimensional measurement.

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

Customers

Customers of the Xact Tank Monitoring System include large, regional and local propane distributors, such as Superior Propane (Canada), Suburban Propane (U.S.), AmeriGas (U.S.), Pacific Propane (U.S.) and TermoGas (Mexico). The Company is currently focusing its business development efforts on the propane industry in the United States and Canada.

Competition

Competitors offer a range of approaches to reading tank levels and different options for communicating those readings. Xact offers an ultrasonic sensor that is designed for accuracy in a range of tank applications and gauge readers that utilize existing tank gauges. Xact utilizes satellite communications for transmitting tank fill level data. Competitors include, but are not limited to, Independent Technologies, Inc. (Wesroc), NasCorp (SkyTracker), WACnGO, Silicon Controls, TankLink, Centeron, TankScan, Enertrac, SkyBitz and Tankutility.

Other Measurement Segment Products

Also included in the Measurement segment are the following products, however, these products are either being phased out, sold or are no longer actively being produced:

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

Lasercheck – Lasercheck is a unique laser-based non-contact roughness gauge incorporating patented laser light-scatter technology that can make precise and repeatable surface roughness measurements in the 0.025 to 2 micron (<1.0 to 80 micro inches) range. Lasercheck provides high-speed in-process measurements in a fraction of a second and is optimized for surface measurements of ground, sanded, polished, hone, super-finished and shot-blasted surfaces. During the fourth quarter of Fiscal 2018, the Company signed an agreement to transfer inventory and service requirements to a third party in exchange for payments to be made over a 90-day period.

Complete Angle Scatter Instrument (CASI Scatterometers) and MicroScan – The CASI Scatterometer uses visible, ultraviolet or infrared laser light as a nondestructive probe to measure surface quality, optical performance, smoothness, appearance, defects and contamination on a wide variety of materials. These products are scientific measurement instruments providing customers with molecular-level precision in roughness measurement of optical surfaces, diffuse materials, semiconductor wafers, magnetic storage media and precision-machined surfaces, as well as surfaces affecting the cosmetic appearance of consumer products. The MicroScan system is a portable device consisting of a hand-held control unit, an interchangeable measurement head and a separate charging unit. To perform a measurement, the operator places the measurement head on the objective area and presses a button. Each measurement takes less than five seconds with results displayed and stored in system memory. The MicroScan can store 700 measurements in 255 files and provides the capability to program pass/fail criteria. Software is available for control, analysis and file conversion. From a single measurement, a user can determine RMS surface roughness, reflectance and scatter light levels (BRDF) on either flat or curved surfaces and under any lighting conditions. During Fiscal 2017, the Company signed an agreement to transfer the assets and technology associated with the CASI and Microscan products in exchange for royalty payments over a seven-year period.

In Fiscal 2018, 2017 and 2016, net sales of Measurement products totaled $4,861,233, $5,315,169 and $4,722,607, respectively, and accounted for 35%, 43% and 40% of the Company’s total sales in Fiscal 2018, 2017 and 2016, respectively. See Note 5 to Consolidated Financial Statements.

Sales by Geographic Area

In Fiscal 2018, 2017 and 2016, the Company recorded net sales of its products in the United States, its country of domicile, of $6,932,943, $6,797,469 and $6,931,278, respectively. Net sales in the last three fiscal years by geographic areas were:

	North America	Europe	Asia	Others
Fiscal 2018	$8,371,376	$2,258,495	$3,122,484	$135,708
Fiscal 2017	$8,162,340	$1,451,293	$2,500,191	$283,819
Fiscal 2016	$7,749,753	$1,435,280	$2,288,550	$211,770

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

The Company’s Quality Control Program first received full ISO 9001 certification in 1996. In 2005, the Company received its certification to the newer ISO 9001:2000 requirements and received subsequent recertification in 2011, 2014 and 2017.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of its business segments. The goal of this program is to expand the product base in historic markets and to enter new market areas so as to reduce reliance on historic market segments. During Fiscal 2018, 2017 and 2016, the Company’s research and development expense totaled $327,317, $256,164 and $287,672, respectively.

Employees

As of July 31, 2018, the Company employed 54 individuals worldwide on a full-time basis. There were 2 part-time or temporary employees. None of the Company’s employees are covered by a collective bargaining agreement.

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

The Company’s existing cash may not be sufficient and the Company may not be able to obtain financing to fund operations or future growth

In December 2017, the Company successfully completed its Rights Offering, which provided the Company net cash proceeds of $2,386,029. As of May 31, 2018, the Company had a cash and restricted balance of $2,111,533 as compared to a cash balance of $867,607 as of May 31, 2017, and had no bank line of credit facility in 2018 or 2017. The Company believes that its existing cash and cash equivalents combined with the cash from operating activities will be sufficient to meet its cash requirements for the near term. However, if sales weaken and the Company is unable to reduce its operating costs in a timely manner or access additional financing, the Company may have to continue to reduce its cash balance, which could significantly impact the liquidity or operations of the Company, and may have to explore other financing alternatives to raise cash.

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

A reduction in demand or loss of one or more of our significant customers may adversely affect our business.

In Fiscal 2018, 10.1% of our revenues were derived from a single customer, and 11.4% of our accounts receivable as of May 31, 2018 were from a single customer. Customer concentration increases the risk of quarterly fluctuations in operating results and sensitivity to any material, adverse developments experienced by significant customers.

The Company may experience a downturn due to the risks of operating a global business

Sales to customers outside the U.S. accounted for 50.1% of total sales in Fiscal 2018. We expect that sales to customers outside the U.S. will continue to represent a significant percentage of sales in the future. We currently have a sales and service office in Coventry, England and a sales office in Shanghai, China. We may need to increase our foreign operations in the future. Our international sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside of our control, including periodic local or geographical economic downturns, fluctuations in the relative values of currencies, difficulties in protecting intellectual property, shipping delays and disruptions, local labor disputes, unexpected changes in trading policies, regulatory requirements, tariffs and duties and difficulties in managing a global presence, including staffing, collecting accounts receivable, and managing distributors and sales representatives. Tariffs and international trade disputes present an unpredictable risk to business outcomes.

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

Actions of activist shareholders could cause us to incur substantial costs, divert management’s attention and resources, and adversely affect our results of operations, financial condition, and stock price

Activist shareholders may attempt to effect changes in our strategic direction and governance. Some activists may seek to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, stock repurchases, or even sales of assets or the entire company. While we always welcome constructive shareholder input, responding to activist campaigns that contest or conflict with our strategic direction can disrupt our operations, be costly and time-consuming, and divert the attention of our directors and management from our business. Also, perceived uncertainties as to our future direction as a result of activist efforts may lead to the perception of a change in the direction of our business, instability, or lack of continuity, which may be exploited by our competitors, cause concern to our current or potential customers, result in the loss of potential business opportunities and partners, and make it more difficult to attract and retain qualified personnel. These types of actions could cause adverse volatility in the market price of our common stock.

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

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three company-owned buildings totaling approximately 40,500 square feet. SEL occupies a 1,080-square foot facility in Coventry, England pursuant to a three-year lease, which expired in March 2017 and has been extended as a month-to-month lease. The current basic monthly rent amount is £1,002 ($1,343 as of May 31, 2018).

Item 3.	Legal Proceedings

There are no material legal proceedings currently pending against the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “SMIT.”

The following tables set forth the high and low closing prices of the Company’s Common Stock as reported on the NASDAQ Capital Market for the periods indicated.

Year Ended May 31, 2017	High	Low
First Quarter	$2.28	$1.45
Second Quarter	$1.89	$1.42
Third Quarter	$1.87	$1.55
Fourth Quarter	$1.78	$1.48

Year Ended May 31, 2018	High	Low
First Quarter	$1.90	$1.57
Second Quarter	$2.48	$1.65
Third Quarter	$3.06	$2.25
Fourth Quarter	$2.78	$1.96

As of July 31, 2018, there were 3,994,545 shares of Common Stock outstanding held by approximately 61 holders of record. The number of holders does not include individual participants in security position listings; the Company believes that there are more than 800 individual holders of shares of Common Stock.

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

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2018:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	318,332	$2.36	200,000
Equity compensation plans not approved by security holders	0	0	0

	318,332	$2.36	200,000

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

In thousands, except per share information

Year Ended	5/31/2018	5/31/2017	5/31/2016	5/31/2015	5/31/2014
Net sales	$13,888	$12,398	$11,685	$13,069	$12,135
Net income (loss)	$211	$(1,073)	$(1,515)	$(94)	$(540)
Net income (loss) per common share, basic	$0.06	$(0.36)	$(0.51)	$(0.03)	$(0.18)
Weighted average number of common shares, basic	3,423	2,996	2,996	2,996	2,996
Net income (loss) per common share, diluted	$0.06	$(0.36)	$(0.51)	$(0.03)	$(0.18)
Weighted average number of common shares, diluted	3,460	2,996	2,996	2,996	2,996
Stockholders’ equity	$9,516	$6,977	$8,004	$9,489	$9,613
Total assets	$11,286	$9,006	$9,635	$11,104	$10,824
Long-term debt (including current portion)	$0	$0	$0	$0	$0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. (the Company), an Oregon corporation, designs, manufactures and sells high precision test and measurement products for two main business segments: the Balancer segment and the Measurement segment. For the Balancer segment, the Company designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines. The Company also provides sales and service for Europe and Asia through its wholly owned subsidiary, Schmitt Europe Limited (SEL), located in Coventry, England and through its sales representative office located in Shanghai, China. For the Measurement segment, the Company designs, manufacturers and sells products in two core product lines: the Acuity® product line, which includes laser and white light sensor distance, measurement and dimensional sizing products; and the Xact® product line, which includes remote tank monitoring products that measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure web site for display.

Highlights of the Fiscal Year Ended May 31, 2018

•	Net sales increased $1,490,420, or 12.0%, to $13,888,063 for the fiscal year ended May 31, 2018 (Fiscal 2018) from $12,397,643 in the fiscal year ended May 31, 2017 (Fiscal 2017);

•	Balancer segment sales increased $1,944,356, or 27.5%, to $9,026,830 for Fiscal 2018 compared to $7,082,474 for Fiscal 2017;

•	Gross margin increased to 43.7% in Fiscal 2018 from 39.4% in Fiscal 2017, and;

•	Net income was $210,639, or $0.06 per fully diluted share, for Fiscal 2018 as compared to net loss of $1,073,364, or $(0.36) per fully diluted share, for Fiscal 2017.

Critical Accounting Policies

Revenue Recognition – The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed or determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Accounting Standards Codification Topic 605. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured. The Company estimates customer product returns based on historical return patterns and reduces sales and cost of sales accordingly. Refer to Note 2 of the Notes to Consolidated Financial Statements for further discussion related to the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

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

Inventories – Inventories are valued at the lower of cost or net realizable value with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required.

Deferred Taxes – The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax assets can be fully utilized.

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

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Results of Operations

	Year Ended May 31,
	2018		2017		2016
Balancer sales	$9,026,830	65.0%	$7,082,474	57.1%	$6,962,746	59.6%
Measurement sales	4,861,233	35.0%	5,315,169	42.9%	4,722,607	40.4%

Net sales	13,888,063	100.0%	12,397,643	100.0%	11,685,353	100.0%
Cost of sales	7,822,749	56.3%	7,511,836	60.6%	6,818,058	58.3%

Gross profit	6,065,314	43.7%	4,885,807	39.4%	4,867,295	41.7%

Operating expenses:
General, administration and sales	5,582,625	40.2%	5,618,327	45.3%	6,016,097	51.5%
Research and development	327,317	2.4%	256,164	2.1%	287,672	2.5%

Total operating expenses	5,909,942	42.6%	5,874,491	47.4%	6,303,769	53.9%

Operating income (loss)	155,372	1.1%	(988,684)	(8.0%)	(1,436,474)	(12.3%)
Other income (expense), net	81,182	0.6%	(56,671)	(0.5%)	(58,713)	(0.5%)

Income (loss) before income taxes	236,554	1.7%	(1,045,355)	(8.4%)	(1,495,187)	(12.8%)
Provision for income taxes	25,915	0.2%	28,009	0.2%	20,002	0.2%

Net income (loss)	$210,639	1.5%	$(1,073,364)	(8.7%)	$(1,515,189)	(13.0%)

Fiscal Year Ended May 31, 2018 Compared to Fiscal Year Ended May 31, 2017

Net Sales – Net sales increased $1,490,420, or 12.0%, to $13,888,063 for the fiscal year ended May 31, 2018 (Fiscal 2018) from $12,397,643 in the fiscal year ended May 31, 2017 (Fiscal 2017).

The Balancer segment focuses its sales efforts on end-users, rebuilders and original equipment manufacturers of grinding machines within the worldwide machine tool industry, with our primary target geographic markets being North America, Asia, and Europe. Balancer segment sales increased $1,944,356, or 27.5%, to $9,026,830 in Fiscal 2018 compared to $7,082,474 in Fiscal 2017. This increase was attributed to stronger sales in each of our target markets. Sales by geographic markets for the Balancer segment for the years ended May 31, 2018 and 2017 were as follows:

	Year Ended May 31,
	2018	2017	Variance
North America	$3,835,913	$3,337,215	$498,698	14.9%
Asia	2,854,504	2,300,682	553,822	24.1%
Europe	2,222,747	1,261,387	961,360	76.2%
Other	113,666	183,190	(69,524)	(38.0%)

Total Balancer segment sales	$9,026,830	$7,082,474	$1,944,356	27.5%

The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in this market.

The Measurement segment includes two main product lines: the Acuity® product line, which includes laser-based distance measurement and dimensional sizing laser sensors; and the Xact® product line, which includes ultrasonic-based remote tank monitoring products and related monitoring revenues. Measurement sales decreased $453,936, or 8.5%, to $4,861,233 in Fiscal 2018 as compared to $5,315,169 in Fiscal 2017. During Fiscal 2017, the Company made the decision to no longer focus on and eventually phase out the SMS and Lasercheck product lines, which have historically been included in the Measurement segment. Sales by product line for the Measurement segment for Fiscal 2018 compared to Fiscal 2017 were as follows:

	Year Ended May 31,
	2018	2017	Variance
Acuity	$2,363,083	$2,471,684	$(108,601)	(4.4%)
Xact – product sales	1,196,071	1,414,587	(218,516)	(15.4%)
Xact – monitoring revenues	1,176,323	1,022,208	154,115	15.1%
Lasercheck	95,046	90,911	4,135	4.5%
SMS	30,710	315,779	(285,069)	(90.3%)

Total Measurement segment sales	$4,861,233	$5,315,169	$(453,936)	(8.5%)

Future sales of laser-based or ultrasonic measurement products cannot be forecasted with any certainty given the historical volatility experienced in these product markets.

Gross margin – In Fiscal 2018, gross margin increased to 43.7% compared to 39.4% in Fiscal 2017. The variances in gross margin between the periods presented were primarily influenced by focused efforts to reduce product costs and targeted efforts to increase prices where possible, as well as shifts in the product sales mix from lower to higher margin product line sales.

Operating expenses – Operating expenses increased $35,451, or 0.6%, to $5,909,942 in Fiscal 2018 to $5,874,491 in Fiscal 2017. The increase in operating expenses was in part due to the following:

•	Increases in research and development expenses;

•	Increases in professional expenses; and

•	Increases in other administrative expenses;

These increases were partially offset by:

•	Decreases in sales and commissions expense due to restructuring of some of the commissions programs;

•	Decreases in patent expense; and

•	Decreases in sales related travel and entertainment expenses.

Other income (expense) – Other income (expense) consists of interest income, interest expense, foreign currency exchange gain (loss) and other income (expense). Interest income was $10,955 in Fiscal 2018 compared to $2,309 in Fiscal 2017. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense, which is primarily related to the capital lease of a piece of manufacturing equipment, was $1,402 in Fiscal 2018 compared to $2,982 in Fiscal 2017. Foreign currency exchange gain was $72,216 for the year ended May 31, 2018 compared to foreign currency exchange loss of $63,744 for the year ended May 31, 2017. The foreign currency exchange gain and loss fluctuates with the strength of foreign currencies against the U.S. dollar during the respective periods.

Provision for income taxes – The effective tax rate in Fiscal 2018 was 11.0%. The effective tax rate on consolidated net income in Fiscal 2018 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes. The effective tax rate in Fiscal 2017 was 2.7%. The effective tax rate on consolidated net loss in Fiscal 2017 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance.

Net income (loss) – Net income was $210,639, or $0.06 per fully diluted share, for the year ended May 31, 2018 as compared to net loss of $1,073,364, or $(0.36) per fully diluted share, for the year ended May 31, 2017. Net income for Fiscal 2018 was the result of the combination of increased sales in the Balancing segment and increases in the overall gross margin.

Fiscal Year Ended May 31, 2017 Compared to Fiscal Year Ended May 31, 2016

Net Sales – For the fiscal year ended May 31, 2017, net sales increased $712,290, or 6.1%, to $12,397,643 from $11,685,353 for the fiscal year ended May 31, 2016.

Balancer segment sales increased $119,728, or 1.7%, to $7,082,474 for Fiscal 2017 as compared to $6,962,746 for Fiscal 2016. This increase was primarily attributed to stronger sales in Asia and other regions of the world, offset by lower shipments into North America in the early part of Fiscal 2017. Sales by geographic markets for the Balancer segment for the years ended May 31, 2017 and 2016 were as follows:

	Year Ended May 31,
	2017	2016	Variance
North America	$3,337,215	$3,464,692	$(127,477)	(3.7%)
Asia	2,300,682	2,154,173	146,509	6.8%
Europe	1,261,387	1,259,868	1,519	0.1%
Other	183,190	84,013	99,177	118.0%

Total Balancer segment sales	$7,082,474	$6,962,746	$119,728	1.7%

Measurement segment sales increased $592,562, or 12.5%, to $5,315,169 for Fiscal 2017 as compared to $4,722,607 for Fiscal 2016. During Fiscal 2017, the Company made the decision to no longer focus on and eventually to phase out the SMS and Lasercheck product lines, which have historically been included in the Measurement segment. Sales by product line for the Measurement segment for the years ended May 31, 2017 and 2016 were as follows:

	Year Ended May 31,
	2017	2016	Variance
Acuity	$2,471,684	$2,401,465	$70,219	2.9%
Xact	2,436,795	1,771,271	665,524	37.6%
Lasercheck	90,911	200,177	(109,266)	(54.6%)
SMS	315,779	349,694	(33,915)	(9.7%)

Total Measurement segment sales	$5,315,169	$4,722,607	$592,562	12.5%

Gross margin – Gross margin in Fiscal 2017 decreased to 39.4% compared to 41.7% in Fiscal 2016. The variances in gross margin between the periods presented were primarily influenced by shifts in the product sales mix from higher to lower margin product line sales.

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

Other income (expense) – Other income (expense) consists of interest income, interest expense, foreign currency exchange gain (loss) and other income (expense). Interest income was $2,309 and $1,338 in Fiscal 2017 and

2016, respectively. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense, which is primarily related to the capital lease of a piece of manufacturing equipment, was $2,982 and $2,988 in Fiscal 2017 and 2016, respectively. Foreign currency exchange loss was $63,744 and $57,406 in Fiscal 2017 and 2016, respectively. The foreign currency exchange loss fluctuated with the strength of foreign currencies against the U.S. dollar during the respective periods.

Provision for income taxes – The effective tax rate in Fiscal 2017 was 2.7%. The effective tax rate on consolidated net loss in Fiscal 2017 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance. The effective tax rate in Fiscal 2016 was 1.3%. The effective tax rate on consolidated net loss in Fiscal 2016 differed from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance.

Net income (loss) – Net loss was $1,073,364, or $(0.36) per fully diluted share, for the year ended May 31, 2017 as compared to net loss of $1,515,189, or $(0.51) per fully diluted share, for the year ended May 31, 2016. Net loss for Fiscal 2017 was the result of the combination of lower sales in the North America Balancer in the first half of the fiscal year, lower overall margins and decreases in sales associated with our SMS and Lasercheck product lines.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $2,737,161 to $8,247,973 as of May 31, 2018 compared to $5,510,812 as of May 31, 2017. Cash, cash equivalents and restricted cash increased $1,243,926 from $867,607 as of May 31, 2017 to $2,111,533 as of May 31, 2018.

On December 20, 2017, the Company completed its Subscription Rights Offering (the “Rights Offering”) in which 998,635 common shares were issued, resulting in proceeds to the Company, net of expenses, of $2,386,029 which is reflected in net cash provided by financing activities for the year ended May 31, 2018. Pursuant to the Rights Offering, the Company issued one right for each common share to shareholders of record as of November 27, 2017. Holders of the rights were entitled to purchase common shares by submitting three rights and $2.50 for each share to be purchased. The new shares were issued on December 27, 2017.

Cash used in operating activities was $1,002,849 in Fiscal 2018 as compared to cash used in operating activities of $148,288 in Fiscal 2017 and cash used in operations of $819,808 in Fiscal 2016. With the successful completion of the Rights Offering in December 2017, the Company was able to invest in inventory, which represents the most significant component of the cash used in operating activities for Fiscal 2018. In addition, net income for the year, the timing of collections of accounts receivable and the timing of payments of accounts payable also impacted the cash used in operating activities for Fiscal 2018. The amount of cash used in operating activities in Fiscal 2017 and 2016 was primarily impacted by the amount of the net loss in each of the fiscal years, the timing of collections of accounts receivable, shifts in the level of inventories, and the timing of payments of accounts payable.

At May 31, 2018, accounts receivable decreased $297,341 to $2,047,032 compared to $2,344,373 as of May 31, 2017. The decrease in accounts receivable was due to the timing of collections. Inventories increased $1,506,165 to $5,710,888 as of May 31, 2018 as compared to $4,204,723 as of May 31, 2017 as a result of the increase in purchases in the second half of the fiscal year. At May 31, 2018, total current liabilities decreased $258,553 to $1,770,404 as compared to $2,028,957 at May 31, 2017 as a result of timing of payments.

During Fiscal 2018, net cash used in investing activities of $6,967 consists of purchases of computers and other office-related equipment offset by the sale of one computer. In Fiscal 2017, net cash used in investing activities of $98 is the net result of the purchase of one vehicle, the proceeds from the disposition of two vehicles, and the purchase of computer equipment. During Fiscal 2016, net cash provided by investing activities of $11,430 consisted primarily of the proceeds from the disposition of some office equipment, offset by the purchase of computer equipment.

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

QUARTERLY FINANCIAL DATA

In thousands, except per share information (unaudited)

2018 Quarter Ended	August 31	November 30	February 28	May 31
Net sales	$3,084	$3,771	$3,238	$3,795
Gross profit	$1,400	$1,726	$1,322	$1,617
Net income (loss)	$(134)	$103	$16	$226
Net income (loss) per share, basic	$(0.04)	$0.03	$0.01	$0.06
Net income (loss) per share, diluted	$(0.04)	$0.03	$0.01	$0.06

2017 Quarter Ended	August 31	November 30	February 28	May 31
Net sales	$2,893	$2,655	$3,199	$3,651
Gross profit	$1,376	$1,032	$1,215	$1,263
Net loss	$(126)	$(382)	$(131)	$(434)
Net loss per share, basic	$(0.04)	$(0.13)	$(0.04)	$(0.15)
Net loss per share, diluted	$(0.04)	$(0.13)	$(0.04)	$(0.15)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2018. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its cash equivalents.

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

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. For Fiscal 2018, results of operations included gains on foreign currency translation of $72,216. For Fiscal 2017 and 2016, results of operations included losses on foreign currency translation of $63,744 and $57,406, respectively. The foreign exchange gains or losses in Fiscal 2018, 2017 and 2016 are primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8.	Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2018	May 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$2,053,181	$867,607
Restricted cash	58,352	0
Accounts receivable, net	2,047,032	2,344,373
Inventories	5,710,888	4,204,723
Prepaid expenses	148,924	115,756
Income taxes receivable	0	7,310

	10,018,377	7,539,769
Property and equipment, net	770,915	865,224
Other assets
Intangible assets, net	496,768	601,351

TOTAL ASSETS	$11,286,060	$9,006,344

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,024,256	$1,101,066
Accrued commissions	194,797	300,234
Accrued payroll liabilities	188,568	360,239
Other accrued liabilities	358,790	267,418
Income taxes payable	3,993	0

Total current liabilities	1,770,404	2,028,957

Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 3,994,545 shares issued and outstanding at May 31, 2018 and 2,995,910 shares issued and outstanding at May 31, 2017	13,085,652	10,649,287
Accumulated other comprehensive loss	(536,307)	(427,572)
Accumulated deficit	(3,033,689)	(3,244,328)

Total stockholders’ equity	9,515,656	6,977,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,286,060	$9,006,344

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended May 31,
	2018	2017	2016
Net sales	$13,888,063	$12,397,643	$11,685,353
Cost of sales	7,822,749	7,511,836	6,818,058

Gross profit	6,065,314	4,885,807	4,867,295

Operating expenses:
General, administration and sales	5,582,625	5,618,327	6,016,097
Research and development	327,317	256,164	287,672

Total operating expenses	5,909,942	5,874,491	6,303,769

Operating income (loss)	155,372	(988,684)	(1,436,474)
Other income (expense), net	81,182	(56,671)	(58,713)

Income (loss) before income taxes	236,554	(1,045,355)	(1,495,187)
Provision for income taxes	25,915	28,009	20,002

Net income (loss)	$210,639	$(1,073,364)	$(1,515,189)

Net income (loss) per common share, basic	$0.06	$(0.36)	$(0.51)

Weighted average number of common shares, basic	3,422,724	2,995,910	2,995,910

Net income (loss) per common share, diluted	$0.06	$(0.36)	$(0.51)

Weighted average number of common shares, diluted	3,460,339	2,995,910	2,995,910

Comprehensive income (loss)
Net income (loss)	$210,639	$(1,073,364)	$(1,515,189)
Foreign currency translation adjustment	(108,735)	(33,054)	(27,573)

Total comprehensive income (loss)	$101,904	$(1,106,418)	$(1,542,762)

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2018	2017	2016
Cash flows relating to operating activities
Net income (loss)	$210,639	$(1,073,364)	$(1,515,189)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	205,239	219,082	245,824
(Gain) loss on disposal of property and equipment	619	(7,223)	(299)
Stock based compensation	50,336	79,765	58,198
(Increase) decrease in:
Accounts receivable	311,433	(272,506)	548,650
Inventories	(1,494,009)	478,532	(192,509)
Prepaid expenses	(32,463)	14,267	20,737
Income taxes receivable	7,310	1,122	(7,403)
Increase (decrease) in:
Accounts payable	(78,049)	230,242	46,787
Accrued liabilities and customer deposits	(187,897)	181,795	(24,604)
Income taxes payable	3,993	0	0

Net cash used in operating activities	(1,002,849)	(148,288)	(819,808)

Cash flows relating to investing activities
Purchase of property and equipment	(8,467)	(52,633)	(3,520)
Proceeds from sale of property and equipment	1,500	52,535	14,950

Net cash provided by (used in) investing activities	(6,967)	(98)	11,430

Cash flows relating to financing activities
Common stock issued through rights offering, net of expenses	2,386,029	0	0

Net cash provided by financing activities	2,386,029	0	0

Effect of foreign exchange translation on cash	(132,287)	27,307	1,410

Increase (decrease) in cash and cash equivalents	1,243,926	(121,079)	(806,968)
Cash, cash equivalents and restricted cash, beginning of period	867,607	988,686	1,795,654

Cash, cash equivalents and restricted cash, end of period	$2,111,533	$867,607	$988,686

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$14,661	$27,772	$27,496

Cash paid during the year for interest	$1,401	$2,982	$2,988

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total
Balance, May 31, 2015	2,995,910	$10,511,324	$(366,945)	$(655,775)	$9,488,604
Stock based compensation	0	58,198	0	0	58,198
Net loss	0	0	0	(1,515,189)	(1,515,189)
Other comprehensive loss	0	0	(27,573)	0	(27,573)

Balance, May 31, 2016	2,995,910	10,569,522	(394,518)	(2,170,964)	8,004,040
Stock based compensation	0	79,765	0	0	79,765
Net loss	0	0	0	(1,073,364)	(1,073,364)
Other comprehensive loss	0	0	(33,054)	0	(33,054)

Balance, May 31, 2017	2,995,910	$10,649,287	$(427,572)	$(3,244,328)	$6,977,387
Stock based compensation	0	50,336	0	0	50,336
Common stock issued in connection with rights offering, net of expenses	998,635	2,386,029	0	0	2,386,029
Net income	0	0	0	210,639	210,639
Other comprehensive loss	0	0	(108,735)	0	(108,735)

Balance, May 31, 2018	3,994,545	$13,085,652	$(536,307)	$(3,033,689)	$9,515,656

The accompanying notes are an integral part of these consolidated statements.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

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

Revenue Recognition

The Company recognizes revenue for sales and billing for freight charges upon delivery of the product to the customer at a fixed and determinable price with a reasonable assurance of collection, passage of title to the customer as indicated by shipping terms and fulfillment of all significant obligations, pursuant to the guidance provided by Accounting Standards Codification (“ASC”) Topic 605. For sales to all customers, including manufacturer representatives, distributors or their third-party customers, these criteria are met at the time product is shipped. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. In addition, judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectability is reasonably assured. The Company estimates customer product returns based on historical return patterns and reduces sales and cost of sales accordingly. See Note 2 “Recent Accounting Pronouncements” for further discussion related to the adoption of Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Cash, Cash Equivalents and Restricted Cash

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

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheets as of May 31, 2018 and 2017 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the respective years then ended:

	2018	2017
Cash and cash equivalents	$2,053,181	$867,607
Restricted cash	58,352	0

Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$2,111,533	$867,607

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $95,207 and $32,572 as of May 31, 2018 and 2017, respectively.

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

	2018	2017
Raw materials	$2,796,691	$1,773,368
Work-in-process	1,009,424	937,878
Finished goods	1,904,773	1,493,477

	$5,710,888	$4,204,723

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

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

	2018	2017
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,252,598	1,246,346
Vehicles	44,704	44,704

	3,410,826	3,404,574
Less accumulated depreciation	(2,639,911)	(2,539,350)

	$770,915	$865,224

Intangible Assets

Amortizable intangible assets, which include purchased technology and patents, are amortized over their estimated useful lives ranging from five to seventeen years. As of May 31, 2018 and 2017, amortizable intangible assets were $2,200,883, and accumulated amortization was $1,704,115 and $1,599,532, respectively. Amortization expense for each of the following years ending May 31 is expected to be as follows:

Year ending May 31,
2019	$104,583
2020	104,583
2021	104,583
2022	104,583
2023	78,436
Thereafter	0

$496,768

Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2018, no impairment existed.

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

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

Advertising

Advertising costs included in general, administration and sales, are expensed when the advertising first takes place. Advertising expense was $71,280, $30,500 and $27,762 for the years ended May 31, 2018, 2017 and 2016, respectively.

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

Income Taxes

The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax asset can be fully utilized. The Company currently maintains a full valuation allowance against net deferred tax assets.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

outstanding are excluded from the computation of diluted net loss in those periods. 0, 0 and 118 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the years ended May 31, 2018, 2017 and 2016, respectively.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant estimates relate to revenue recognition, including product returns, allowance for doubtful accounts, reserves for excess and obsolete inventories, estimated lives of long-lived assets, warranty reserves, stock-based compensation and income taxes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” with final amendments issued in 2016. The guidance within ASU 2014-09 provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments related to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required by the guidance provided will enable users to understand the nature, amount, timing, judgments and uncertainty of revenue and cash flows relating to customer contracts.

The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (modified retrospective approach). The Company will adopt the guidance using the modified retrospective approach when it becomes effective in the first quarter of fiscal year 2019. The Company is utilizing a comprehensive approach to assess the impact of the guidance by reviewing current accounting policies and practices to identify potential differences that would result

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

from applying the new requirements to revenue contracts, including evaluation of any performance obligations. The Company is substantially complete with its contract and business process reviews and implemented changes to controls to support recognition and disclosures under the new guidance. Based on the foregoing, this guidance is not expected to have a material impact to the Company’s consolidated financial statements or related disclosures.

NOTE 3

INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code by reducing the U.S. federal corporate tax rate from 34 percent to 21 percent, requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, creating a new limitation on deductible interest expense and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff subsequently issued Staff Accounting Bulletin 118 (“SAB 118”), which provides a one-year measurement for companies to complete the accounting for the effects of the Tax Act. In accordance with SAB 118, where accounting is complete, a company must reflect the income tax effects of those aspects, but to the extent that a company’s accounting is incomplete but a reasonable estimate may be made, a provisional estimate should be recorded in the financial statements. Where a company is unable to determine a provisional estimate, SAB 118 permits application of the tax laws that were in effect immediately before the enactment.

Due to the reduction of the corporate tax rate as part of the Tax Act, the Company recorded during the third quarter of Fiscal 2018 a provisional decrease to deferred tax assets of $780,195 and corresponding decrease to the valuation allowance. The change in tax rate did not impact tax expense due to the valuation allowance recorded against the net deferred tax asset.

The Act also provided for a tax on the deemed repatriation of previously untaxed accumulated earnings and profits of foreign subsidiaries. The Company was not subject to this tax due to an accumulated loss in the Company’s foreign subsidiary.

The provision for income taxes is as follows:

	Year ended May 31,
	2018	2017	2016
Current	$25,915	$28,009	$20,002
Deferred	808,548	(356,169)	(533,357)
Change in valuation allowance	(808,548)	356,169	533,357

Total provision for income taxes	$25,915	$28,009	$20,002

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

Deferred tax assets are comprised of the following components:

	2018	2017
Basis difference of assets	$202,763	$307,846
Inventory related items	189,893	287,543
Other reserves and liabilities	87,519	122,083
Net operating loss carryforward	1,136,358	1,723,418
General business and other credit carryforward	456,343	449,048
Other deferred items, net	29,182	20,667

Gross deferred tax assets	2,102,058	2,910,605
Deferred tax asset valuation allowance	(2,102,058)	(2,910,605)

Net deferred tax asset	$0	$0

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax basis of assets and liabilities. During the year ended May 31, 2018, the Company decreased its valuation allowance $808,548 as a result of the decrease in the Company’s deferred tax assets due to the impact of the reduction of the corporate rate as part of the Tax Act and current year income. During the years ended May 31, 2017 and 2016, the Company increased its valuation allowance $356,169 and $533,357, respectively, as a result of the increase in the Company’s deferred tax assets. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent losses have been given more weight than projected future income when determining the need for a valuation allowance.

The Company has federal net operating loss carryforwards of approximately $4.2 million which begin to expire in 2030 along with the federal general business and other credit carryforwards. The Company has state net operating loss carryforwards of approximately $4.7 million which begin to expire in 2024.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax loss due to the following:

	Year ended May 31,
	2018	2017	2016
Statutory federal tax rate	28.6%	(34.0)%	(34.0)%
State taxes, net of federal benefit	2.6	(4.4)	(4.4)
Change in deferred tax valuation allowance	(350.8)	34.1	35.7
Impact of Tax Act	329.8	0.0	0.0
Stock-based compensation	6.6	2.2	1.2
R&E tax credits	1.6	1.6	0.7
Effect of foreign income tax rates	1.3	(0.3)	1.1
Deferred tax true-up	(12.6)	1.8	0.3
State minimum taxes	5.1	1.1	0.4
Permanent and other differences	(1.2)	0.6	0.3

Effective tax rate	11.0%	2.7%	1.3%

Each year the Company files income tax returns in the various federal, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. The liability for unrecognized tax benefits was $0 as of May 31, 2018 and 2017.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of May 31, 2018 and 2017.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2015 and after are subject to examination. In the United Kingdom, tax years ended May 31, 2013 and after are subject to examination.

NOTE 4

COMMITMENTS AND CONTINGENCIES

The Company entered into a 5-year lease of manufacturing equipment in May 2014. The lease is classified as a capital lease and the asset, valued at $38,890, is included in the furniture, fixtures and equipment amount in Note 2 – Property and Equipment as of May 31, 2018 and 2017.

The future minimum lease payments under the capital lease for each of the years ending May 31 are as follows:

Year ending May 31,
2019	$11,713
2020	0
2021	0
2022	0
2023	0
Thereafter	0

Total minimum lease payments	11,713
Less: amount representing interest	(672)

Present value of minimum lease payments(1)	$11,041

(1)	Reflected in other accrued liabilities on the balance sheet as of May 31, 2018 and 2017.

The Company leases certain facilities and equipment to support operations under non-cancelable operating leases and other contractual obligations. Total lease expense under operating leases for the years ended May 31, 2018, 2017 and 2016 amounted to $47,829, $47,695 and $73,688, respectively.

The future minimum commitments under operating leases for each of the years ending May 31 are as follows:

Year ending May 31,
2019	$48,908
2020	50,156
2021	6,551
2022	0
2023	0
Thereafter	0

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (“TMA”), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the years ended May 31, 2018, 2017 and 2016 amounted to $1,527, $15,407 and $14,825, respectively.

NOTE 5

SEGMENT INFORMATION

The Company has two reportable business segments: the design and assembly of dynamic balancing systems and components for the machine tool industry (Balancer), and the design and assembly of laser-based test and measurement systems (Measurement). The Company operates in three principal geographic markets: United States, Europe and Asia.

	Year Ended May 31,
	2018		2017		2016
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Gross sales	$10,769,250	$4,861,501	$8,319,896	$5,331,535	$8,257,036	$4,728,905
Intercompany sales	(1,742,420)	(268)	(1,237,422)	(16,366)	(1,294,290)	(6,298)

Net sales	$9,026,830	$4,861,233	$7,082,474	$5,315,169	$6,962,746	$4,722,607

Operating income (loss)	$(50,686)	$206,058	$(931,770)	$(56,914)	$(992,342)	$(444,132)

Depreciation expense	$63,390	$37,266	$70,018	$37,534	$94,954	$39,340

Amortization expense	$0	$104,583	$0	$111,530	$0	$111,530

Capital expenditures	$4,353	$4,114	$46,495	$6,138	$3,520	$0

Geographic Information

	Year Ended May 31,
	2018	2017	2016
North America	$8,371,376	$8,162,340	$7,749,753
Europe	2,258,495	1,451,293	1,435,280
Asia	3,122,484	2,500,191	2,288,550
Other markets	135,708	283,819	211,770

Total net sales	$13,888,063	$12,397,643	$11,685,353

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

	Year Ended May 31,
	2018		2017		2016
	United States	Europe	United States	Europe	United States	Europe
Operating income (loss)	$(225,594)	$380,966	$(947,514)	$(41,170)	$(1,255,589)	$(180,885)

Depreciation expense	$100,656	$0	$107,552	$0	$134,294	$0

Amortization expense	$104,583	$0	$111,530	$0	$111,530	$0

Capital expenditures	$8,467	$0	$52,633	$0	$3,520	$0

Segment and Geographic Assets

	May 31, 2018	May 31, 2017
Segment assets to total assets
Balancer	$6,461,974	$4,791,100
Measurement	2,712,553	3,340,327
Corporate assets	2,111,533	874,917

Total assets	$11,286,060	$9,006,344

Geographic assets to long-lived assets
United States	$770,915	$865,224
Europe	0	0

Total assets	$770,915	$865,224

Geographic assets to total assets
United States	$10,110,683	$8,149,507
Europe	1,175,377	856,837

Total assets	$11,286,060	$9,006,344

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

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

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

The Company has computed, to determine stock-based compensation expense recognized for the years ended May 31, 2018, 2017 and 2016, the value of all stock options granted using the Black-Scholes option pricing model as prescribed by ASC Topic 718 using the following assumptions:

	Year Ended May 31,
	2018	2017	2016
Risk-free interest rate	N/A	2.8%	N/A
Expected life	N/A	4.7 years	N/A
Expected volatility	N/A	43.4%	N/A

Stock-Based Compensation Under ASC Topic 718

The total stock-based compensation expense recognized under ASC Topic 718 was $50,336, $79,765 and $58,198 during Fiscal 2018, 2017 and 2016, respectively. All stock-based compensation expense has been

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

recorded as general, administration and sales expense in the Consolidated Statements of Operations and Comprehensive Loss.

As of May 31, 2018, the Company had a total of 318,332 outstanding stock options (282,497 vested and exercisable and 35,835 non-vested) with a weighted average exercise price of $2.36. The Company estimates that a total of $10,503 will be recorded as additional stock-based compensation expense for all options which were outstanding as of May 31, 2018, but which were not yet vested. The weighted-average period over which this total compensation cost is expected to be recognized is 0.9 years.

Options outstanding and exercisable consist of the following as of May 31, 2018:

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
170,832	$1.70	8.5	134,997	$1.70
15,000	2.53	5.3	15,000	2.53
77,500	2.85	5.9	77,500	2.85
55,000	3.65	3.0	55,000	3.65

318,332	2.36	6.8	282,497	2.44

Options granted, exercised, canceled and expired under the Company’s stock option plan during the years ended May 31, 2018, 2017 and 2016 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding - May 31, 2015	332,500	$3.68
Options granted	0	0.00
Options exercised	0	0.00
Options forfeited/cancelled	(185,000)	4.13

Options outstanding - May 31, 2016	147,500	3.11
Options granted	212,500	1.70
Options exercised	0	0.00
Options forfeited/cancelled	0	0.00

Options outstanding - May 31, 2017	360,000	2.28
Options granted	0	0.00
Options exercised	0	0.00
Options forfeited/cancelled	(41,668)	1.70

Options outstanding - May 31, 2018	318,332	2.36

The total intrinsic value of both outstanding and exercisable options was $0 as of May 31, 2018 and 2017. The total intrinsic value of options exercised was $0 in each of the years ended May 31, 2018, 2017 and 2016.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

NOTE 7

EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income (loss) from continuing operations for each of the three years in the period ended May 31:

	Net income/(loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2018
Basic earnings per share
Income available to common stockholders	$210,639	3,422,724	$0.06
Effect of dilutive securities stock options	0	37,615
Diluted earnings per share

Income available to common stockholders	$210,639	3,460,339	$0.06

Year ended May 31, 2017
Basic earnings per share
Loss available to common stockholders	$(1,073,364)	2,995,910	$(0.36)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Loss available to common stockholders	$(1,073,364)	2,995,910	$(0.36)

Year ended May 31, 2016
Basic earnings per share
Loss available to common stockholders	$(1,515,189)	2,995,910	$(0.51)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Loss available to common stockholders	$(1,515,189)	2,995,910	$(0.51)

NOTE 8

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may make further contributions in the form of a profit sharing contribution or a discretionary contribution. The Company made matching contributions in conjunction with employee contributions to the plan totaling $51,550, $62,622 and $57,178 during the years ended May 31, 2018, 2017 and 2016, respectively.

NOTE 9

MAJOR CUSTOMER

The Company had one customer whose revenue individually represented 10.1% of the Company’s total revenue for the year ended May 31, 2018. There were no customers with greater than 10% of the Company’s total revenue for the years ended May 31, 2017 and 2016.

As of May 31, 2018, one customer accounted for 11.4% of accounts receivable. As of May 31, 2017, one customer accounted for 11.3% of accounts receivable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Schmitt Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and subsidiaries (the “Company”) as of May 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ended May 31, 2018, 2017 and 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years ended May 31, 2018, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Portland, Oregon

August 21, 2018

We have served as the Company’s auditor since 2009.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of May 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included in the Company’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included in the Company’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the Company’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is included in the Company’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included in the Company’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended May 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended May 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended May 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements for the years ended May 31, 2018, 2017 and 2016

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

[Form 10-Q for the fiscal quarter ended November 30, 2009, Exhibit 2.1]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(i)]

*3.2	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1999, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1†	Schmitt Industries, Inc. 2014 Equity Incentive Plan. [Appendix A to Schedule 14A filed on August 26, 2014]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2018.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:	/s/ David W. Case
David W. Case
President and Chief Executive Officer

Date: August 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 21, 2018.

Signature	Title

/s/ Michael J. Ellsworth Michael J. Ellsworth	Chairman of the Board

/s/ David W. Case David W. Case	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Ann M. Ferguson Ann M. Ferguson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Maynard Brown Maynard Brown	Director

/s/ Charles Davidson Charles Davidson	Director

/s/ David M. Hudson David M. Hudson	Director