Form 10-Q
period 2018-08-31
SCHMITT INDUSTRIES INC
filed 2018-10-15
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2018

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

(503) 227-7908

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of September 30, 2018

Common stock, no par value	3,994,545

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2018	May 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,742,786	$2,053,181
Restricted cash	58,040	58,352
Accounts receivable, net	1,871,737	2,047,032
Inventories	6,134,627	5,710,888
Prepaid expenses	119,883	148,924

Total current assets	9,927,073	10,018,377

Property and equipment, net	754,989	770,915

Other assets
Intangible assets, net	470,622	496,768

TOTAL ASSETS	$11,152,684	$11,286,060

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,008,211	$1,024,256
Accrued commissions	219,005	194,797
Accrued payroll liabilities	167,050	188,568
Other accrued liabilities	364,868	358,790
Income taxes payable	4,472	3,993

Total current liabilities	1,763,606	1,770,404

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 3,994,545 shares issued and outstanding at August 31, 2018 and May 31, 2018	13,091,249	13,085,652
Accumulated other comprehensive loss	(456,663)	(536,307)
Accumulated deficit	(3,245,508)	(3,033,689)

Total stockholders’ equity	9,389,078	9,515,656

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,152,684	$11,286,060

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended August 31,
	2018	2017
Net sales	$3,440,453	$3,083,648
Cost of sales	2,100,655	1,684,129

Gross profit	1,339,798	1,399,519

Operating expenses:
General, administration and sales	1,405,363	1,468,344
Research and development	48,237	76,457

Total operating expenses	1,453,600	1,544,801

Operating loss	(113,802)	(145,282)
Other income (expense), net	(91,651)	17,543

Loss before income taxes	(205,453)	(127,739)
Provision for income taxes	6,366	6,359

Net loss	$(211,819)	$(134,098)

Net loss per common share:
Basic	$(0.05)	$(0.04)

Weighted average number of common shares, basic	3,994,545	2,995,910

Diluted	$(0.05)	$(0.04)

Weighted average number of common shares, diluted	3,994,545	2,995,910

Comprehensive loss
Net loss	$(211,819)	$(134,098)
Foreign currency translation adjustment	79,644	(14,724)

Total comprehensive loss	$(132,175)	$(148,822)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended August 31,
	2018	2017
Cash flows relating to operating activities
Net loss	$(211,819)	$(134,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,217	52,750
Stock based compensation	5,597	21,367
(Increase) decrease in:
Accounts receivable	164,312	258,280
Inventories	(434,075)	(339,884)
Prepaid expenses	28,447	(14,150)
Income taxes receivable	0	4,228
Increase (decrease) in:
Accounts payable	(14,346)	(45,308)
Accrued liabilities and customer deposits	11,722	(118,566)
Income taxes payable	479	0

Net cash used in operating activities	(402,466)	(315,381)

Cash flows relating to investing activities
Purchases of property and equipment	(5,250)	(7,578)

Net cash used in investing activities	(5,250)	(7,578)

Effect of foreign exchange translation on cash	97,009	(15,285)

Decrease in cash, cash equivalents and restricted cash	(310,707)	(338,244)
Cash, cash equivalents and restricted cash, beginning of period	2,111,533	867,607

Cash, cash equivalents and restricted cash, end of period	$1,800,826	$529,363

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$5,887	$2,131

Cash paid during the period for interest	$263	$413

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2018

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2018	3,994,545	$13,085,652	$(536,307)	$(3,033,689)	$9,515,656
Stock-based compensation	0	5,597	0	0	5,597
Net loss	0	0	0	(211,819)	(211,819)
Other comprehensive loss	0	0	79,644	0	79,644

Balance, August 31, 2018	3,994,545	$13,091,249	$(456,663)	$(3,245,508)	$9,389,078

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2018 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2018 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2018. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2019.

Revenue Recognition

On June 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

The Company determines the amount of revenue it recognizes associated with the transfer of each product or service using the five-step model provided by Topic 606. For sales of products or delivery of monitoring services to all customers, including manufacturing representatives, distributors or their third-party customers, each transaction is evaluated to determine whether there is approval and commitment from both the Company and the customer for the transaction; whether the rights of each party are specifically identified; whether the transaction has commercial substance; whether collectability from the customer is probable at the inception of the contract and whether the transaction amount is defined. If a transaction to sell products or provide monitoring services meets all of the above criteria, revenue is recognized for the sales of product at the time of shipment or for monitoring services at the completion of the month in which monitoring services are provided.

The Company incurs commissions associated with the sales of products, which are accrued and expensed at the time the product is shipped. These amounts are recorded within general, administration and sales expense.

The Company also incurs costs related to shipping and handling of its products, the costs of which are expensed as incurred as a component of cost of sales. Shipping and handling fees billed to customers are recognized at the time of shipment as a component of net sales.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheets as of August 31, 2018 and May 31, 2018 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the three months ended August 31, 2018:

	August 31, 2018	May 31, 2018
Cash and cash equivalents	$1,742,786	$2,053,181
Restricted cash	58,040	58,352

Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$1,800,826	$2,111,533

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $94,756 and $95,207 as of August 31, 2018 and May 31, 2018, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of August 31, 2018 and May 31, 2018, inventories consisted of:

	August 31, 2018	May 31, 2018
Raw materials	$2,806,360	$2,796,691
Work-in-process	1,294,974	1,009,424
Finished goods	2,033,293	1,904,773

	$6,134,627	$5,710,888

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of August 31, 2018 and May 31, 2018, property and equipment consisted of:

	August 31, 2018	May 31, 2018
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,257,518	1,252,598
Vehicles	44,704	44,704

	3,415,746	3,410,826
Less accumulated depreciation	(2,660,757)	(2,639,911)

	$754,989	$770,915

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. The ASU is required to be applied using a modified retrospective approach at the beginning of the earliest period presented, with optional practical expedients. The FASB recently proposed an optional transition alternative, which would allow for application of the guidance at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period presented. The Company will adopt the new standard on June 1, 2019.

The Company is currently evaluating the impact of this guidance, including reviewing the standard’s provisions and gathering and analyzing data to support further evaluation of all real estate and non-real estate leases. The Company is also evaluating the impact of the accounting standard on the Company’s financial statement disclosures, systems, processes and controls.

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

To determine stock-based compensation expense recognized for those options granted during the three months ended August 31, 2018, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model as prescribed by ASC Topic 718 using the following assumptions:

Three Months Ended August 31, 2018
Risk-free interest rate	3.1%
Expected life	6.0 years
Expected volatility	46.3%

At August 31, 2018, the Company had a total of 329,999 outstanding stock options (279,164 vested and exercisable and 50,835 non-vested) with a weighted average exercise price of $2.37. The Company estimates that $23,916 will be recorded as additional stock-based compensation expense over a weighted-average period of 1.5 years for all options that were outstanding as of August 31, 2018, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
167,499	$1.70	8.5	131,664	$1.70
30,000	2.49	7.4	15,000	2.53
77,500	2.85	5.6	77,500	2.85
55,000	3.65	2.8	55,000	3.65

329,999	2.37	6.7	279,164	2.45

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the three months ended August 31, 2018 are summarized as follows:

	Three Months Ended August 31, 2018
	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	318,332	$2.36

Options granted	15,000	2.45
Options exercised	0	0
Options forfeited/canceled	(3,333)	1.70

Options outstanding - end of period	329,999	2.37

NOTE 3:

EPS RECONCILIATION

	Three Months Ended August 31,
	2018	2017
Weighted average shares (basic)	3,994,545	2,995,910
Effect of dilutive stock options	0	0

Weighted average shares (diluted)	3,994,545	2,995,910

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

NOTE 4:

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings to allow for the deferred tax asset to be fully utilized. The Company currently maintains a full valuation allowance against net deferred tax assets.

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

Other long-term liabilities related to tax contingencies were $0 as of both August 31, 2018 and May 31, 2018. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of August 31, 2018 and May 31, 2018.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2015 and after are subject to examination. In the United Kingdom, tax years ended May 31, 2013 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 3.1% for the three months ended August 31, 2018. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2019 will be approximately 44.9% due to the items noted above.

NOTE 5:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended August 31,
	2018		2017
	Balancer	Measurement	Balancer	Measurement
Gross sales	$2,591,304	$1,246,121	$2,445,486	$1,013,251
Intercompany sales	(396,972)	0	(375,089)	0

Net sales	$2,194,332	$1,246,121	$2,070,397	$1,013,251

Operating income (loss)	$(262,501)	$148,699	$(211,780)	$66,498

Depreciation expense	$12,072	$8,999	$16,982	$9,622

Amortization expense	$0	$26,146	$0	$26,146

Capital expenditures	$5,250	$0	$7,578	$0

Geographic Information – Net Sales by Geographic Area

	Three Months Ended August 31,
	2018	2017
North America	$2,200,201	$1,791,101
Europe	373,463	517,863
Asia	824,776	749,422
Other markets	42,013	25,262

Total net sales	$3,440,453	$3,083,648

	Three Months Ended August 31,
	2018		2017
	United States	Europe	United States	Europe
Operating income (loss)	$(131,190)	$17,388	$(215,465)	$70,183

Depreciation expense	$21,071	$0	$26,604	$0

Amortization expense	$26,146	$0	$26,146	$0

Capital expenditures	$5,250	$0	$7,578	$0

Note — Europe is defined as the European subsidiary, Schmitt Europe Ltd.

Segment and Geographic Assets

	August 31, 2018	May 31, 2018
Segment assets to total assets
Balancer	$6,433,148	$6,461,974
Measurement	2,918,710	2,712,553
Corporate assets	1,800,826	2,111,533

Total assets	$11,152,684	$11,286,060

Geographic assets to long-lived assets
United States	$754,989	$770,915
Europe	0	0

Total long-lived assets	$754,989	$770,915

Geographic assets to total assets
United States	$10,070,342	$10,110,683
Europe	1,082,342	1,175,377

Total assets	$11,152,684	$11,286,060

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. (the Company), an Oregon corporation, designs, manufactures and sells high precision test and measurement products for two main business segments: the Balancer segment and the Measurement segment. For the Balancer segment, the Company designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines. The Company also provides sales and service for Europe and Asia through its wholly owned subsidiary, Schmitt Europe Limited (SEL), located in Coventry, England and through its sales representative office located in Shanghai, China. For the Measurement segment, the Company designs, manufacturers and sells products in two core product lines: the Acuity® product line, which includes laser and white light sensor distance, measurement and dimensional sizing products; and the Xact® product line, which includes remote tank monitoring products that measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure web site for display. The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

“SBS,” “SMS,” “Acuity,” “Xact”, “Lasercheck” and “AccuProfile” are registered trademarks owned by the Company.

Highlights of the Quarter Ended August 31, 2018

•	Balancer segment sales increased $123,935, or 6.0%, to $2,194,332 for the three months ended August 31, 2018 from $2,070,397 for the three months ended August 31, 2017

•	Measurement segment sales increased $232,870, or 23.0%, to $1,246,121 for the three months ended August 31, 2018 from $1,013,251 for the three months ended August 31, 2017;

•	Operating expenses decreased $91,201, or 5.9%, to $1,453,600 for the three months ended August 31, 2018 from $1,544,801 for the three months ended August 31, 2017.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2018, other than the adoption of Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which the Company adopted on June 1, 2018. See Note 1 “Revenue Recognition” for further discussion and disclosures related to the adoption of ASU No. 2014-09.

Discussion of Operating Results

	Three Months Ended
	August 31, 2018		August 31, 2017
Balancer sales	$2,194,332	63.8%	$2,070,397	67.1%
Measurement sales	1,246,121	36.2%	1,013,251	32.9%

Total net sales	3,440,453	100.0%	3,083,648	100.0%
Cost of sales	2,100,655	61.1%	1,684,129	54.6%

Gross profit	1,339,798	38.9%	1,399,519	45.4%

Operating expenses:
General, administration and sales	1,405,363	40.8%	1,468,344	47.6%
Research and development	48,237	1.4%	76,457	2.5%

Total operating expenses	1,453,600	42.3%	1,544,801	50.1%

Operating loss	(113,802)		(145,282)
Other income (expnese), net	(91,651)		17,543

Loss before income taxes	(205,453)		(127,739)
Provision for income taxes	6,366		6,359

Net loss	$(211,819)		$(134,098)

Net Sales – Total net sales increased $356,805, or 11.6%, to $3,440,453 for the three months ended August 31, 2018 from $3,083,648 for the three months ended August 31, 2017.

The Balancer segment focuses its sales efforts on end-users, rebuilders and original equipment manufacturers of grinding machines within the worldwide machine tool industry, with our primary target geographic markets being North America, Asia, and Europe. Balancer segment sales increased $123,935, or 6.0%, to $2,194,332 for the three months ended August 31, 2018 as compared to $2,070,397 for the three months ended August 31, 2017. The increase was attributed to stronger sales in both North America and Asia, offset by lighter sales in the European market. Sales by geographic markets for the Balancer segment for the three months ended August 31, 2018 and 2017 were as follows:

	Three Months Ended August 31,
	2018	2017	Variance
North America	$990,881	$850,142	$140,739	16.6%
Asia	789,586	746,797	42,789	5.7%
Europe	371,852	448,196	(76,344)	(17.0%)
Other	42,013	25,262	16,751	66.3%

Total Balancer segment sales	$2,194,332	$2,070,397	$123,935	6.0%

The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in this market.

The Measurement segment includes two main product lines: the Acuity® product line, which includes laser-based distance measurement and dimensional sizing laser sensors; and the Xact® product line, which includes ultrasonic-based remote tank monitoring products and related monitoring revenues. Measurement sales increased $232,870, or 23.0%, to $1,246,121 for the three months ended August 31, 2018 as compared to $1,013,251 for the three months ended August 31, 2017. This increase is primarily driven by stronger product sales and increases in monitoring revenues associated with the Xact product line. Sales by product line for the Measurement segment for first quarter of Fiscal 2019 as compared to the first quarter of Fiscal 2018 were as follows:

	Three Months Ended August 31,
	2018	2017	Variance
Acuity	$420,372	$582,635	$(162,263)	(27.8%)
Xact - product sales	508,826	148,019	360,807	243.8%
Xact - monitoring revenues	316,173	274,957	41,216	15.0%
Lasercheck	0	7,640	(7,640)	(100.0%)
SMS	750	0	750

Total Measurement segment sales	$1,246,121	$1,013,251	$232,870	23.0%

Gross margin – Gross margin for the three months ended August 31, 2018 decreased to 38.9% as compared to 45.4% for the three months ended August 31, 2017. The variances in gross margin between the periods presented were primarily influenced by shifts in the product sales mix between higher margin products in Acuity and SBS product lines and lower margin products in the Xact product line and an increase in product costs between the first quarter of Fiscal 2018 and the first quarter of Fiscal 2019.

Operating expenses – Operating expenses decreased $91,201, or 5.9%, to $1,453,600 for the three months ended August 31, 2018 from $1,544,801 for the three months ended August 31, 2017. The decrease in operating expenses was driven, in part, by the following:

•	Decrease in administrative wages and related payroll expenses in the amount of $112,431, or 28.5%, related to the realigning of the management team which occurred in the second half of Fiscal 2018;

•	Decrease in research and development expense in the amount of $28,220, or 36.9%, related to the timing of certain product development initiatives;

•	Decrease in commissions expense in the amount of $32,090, or 12.9%, due to restructuring of the Company’s sales commissions programs; and

•	Decrease in other administrative expenses in the amount of $52,766, or 26.0%, related to controlled expense initiatives put in place in the second half of Fiscal 2018.

These decreases were offset by:

•

Increase in legal, accounting and other professional expenses in the amount of $162,155, or 68.8%. The increase is primarily related to additional legal and other professional expenses in the amount of $132,050 incurred during the first quarter of Fiscal 2019 that were not incurred in the same period in the prior year.

Other income (expense) – Other income (expense) consists of foreign currency exchange gain (loss), interest income (expense) and other income (expense). Foreign currency exchange gains (losses) were $(98,872) and $17,441 for the three months ended August 31, 2018 and 2017, respectively. The shifts in the foreign currency exchange are related to significant fluctuations of foreign currencies against the U.S. dollar during the current period of Fiscal 2019. Interest income (expense), net was $7,207 and $97 for the three months ended August 31, 2018 and 2017, respectively. Other income (expense) was $14 for the first quarter of Fiscal 2019 as compared to $5 for the same period in the prior year.

Income taxes – The Company’s effective tax rate on consolidated net loss was (3.1)% for the three months ended August 31, 2018. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2019 will be approximately 44.9% due to the items noted above.

Net loss – Net loss was $211,819, or $(0.05) per fully diluted share, for the three months ended August 31, 2018 as compared to net loss of $134,098, or $(0.04) per fully diluted share, for the three months ended August 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $84,506 to $8,163,467 as of August 31, 2018 as compared to $8,247,973 as of May 31, 2017.

Cash, cash equivalents and restricted cash decreased $310,707 to $1,800,826 as of August 31, 2018 from $2,111,533 as of May 31, 2018. Cash used in operating activities totaled $402,466 for the three months ended August 31, 2018 as compared to cash used in operating activities of $315,381 for the three months ended August 31, 2017. The net loss of $211,819 along with increases in inventories, offset by decreases in accounts receivable primarily impacted the total cash used in operating activities for the three months ended August 31, 2018. The net loss of $134,098 and changes in accounts receivable, inventories and accounts payable and accrued liabilities had the largest impact on the cash used in operating activities for the three month period ended August 31, 2017.

At August 31, 2018, the Company had accounts receivable of $1,871,737 as compared to $2,047,032 at May 31, 2018. The decrease in accounts receivable of $175,295 was due to timing of receipts. Inventories increased $423,739 to $6,134,627 as of August 31, 2018 as compared to $5,710,888 at May 31, 2018, which is due primarily to the targeted increases in inventory levels within our SBS and Xact product lines. At August 31, 2018, total current liabilities decreased $6,798 to $1,763,606, as compared to $1,770,404 at May 31, 2018. The decrease in current liabilities is primarily due to the timing of payments to our vendors, sales representatives and Company personnel.

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

Risk Factors

Please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2018 for a listing of factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2018 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: October 15, 2018	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer