Form 10-Q
period 2018-11-30
SCHMITT INDUSTRIES INC
filed 2019-01-11
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2018

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

(503) 227-7908

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

The number of shares of each class of common stock outstanding as of December 31, 2018

Common stock, no par value	3,994,545

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2018	May 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,299,886	$2,053,181
Restricted cash	56,583	58,352
Accounts receivable, net	2,184,906	2,047,032
Inventories	6,077,054	5,710,888
Prepaid expenses	136,004	148,924
Income taxes receivable	4,435	0

Total current assets	9,758,868	10,018,377

Property and equipment, net	734,687	770,915

Other assets
Intangible assets, net	444,476	496,768

TOTAL ASSETS	$10,938,031	$11,286,060

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,159,569	$1,024,256
Accrued commissions	191,281	194,797
Accrued payroll liabilities	186,488	188,568
Other accrued liabilities	269,402	358,790
Income taxes payable	0	3,993

Total current liabilities	1,806,740	1,770,404

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 3,994,545 shares issued and outstanding at November 30, 2018 and May 31, 2018	13,094,639	13,085,652
Accumulated other comprehensive loss	(462,570)	(536,307)
Accumulated deficit	(3,500,778)	(3,033,689)

Total stockholders’ equity	9,131,291	9,515,656

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,938,031	$11,286,060

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
Net sales	$3,503,478	$3,770,880	$6,943,931	$6,854,528
Cost of sales	2,140,371	2,044,898	4,241,026	3,729,027

Gross profit	1,363,107	1,725,982	2,702,905	3,125,501

Operating expenses:
General, administration and sales	1,539,495	1,524,443	2,944,858	2,992,787
Research and development	47,924	100,760	96,161	177,217

Total operating expenses	1,587,419	1,625,203	3,041,019	3,170,004

Operating income (loss)	(224,312)	100,779	(338,114)	(44,503)
Other income (expense), net	(24,596)	9,078	(116,247)	26,621

Income (loss) before income taxes	(248,908)	109,857	(454,361)	(17,882)
Provision for income taxes	6,362	6,609	12,728	12,968

Net income (loss)	$(255,270)	$103,248	$(467,089)	$(30,850)

Net income (loss) per common share:
Basic	$(0.06)	$0.03	$(0.12)	$(0.01)

Weighted average number of common shares, basic	3,994,545	2,995,910	3,994,545	2,995,910

Diluted	$(0.06)	$0.03	$(0.12)	$(0.01)

Weighted average number of common shares, diluted	3,994,545	3,024,099	3,994,545	2,995,910

Comprehensive income (loss)
Net income (loss)	$(255,270)	$103,248	$(467,089)	$(30,850)
Foreign currency translation adjustment	(5,907)	15,164	73,737	440

Total comprehensive income (loss)	$(261,177)	$118,412	$(393,352)	$(30,410)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017

(UNAUDITED)

	Six Months Ended November 30,
	2018	2017
Cash flows relating to operating activities
Net loss	$(467,089)	$(30,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,933	104,645
(Gain) loss on disposal of property and equipment	0	619
Stock based compensation	8,987	40,839
(Increase) decrease in:
Accounts receivable	(156,969)	218,163
Inventories	(384,280)	(569,393)
Prepaid expenses	12,081	11,286
Income taxes receivable	(4,435)	6,596
Increase (decrease) in:
Accounts payable	138,428	97,824
Accrued liabilities and customer deposits	(89,889)	(114,766)
Income taxes payable	(3,993)	0

Net cash used in operating activities	(853,226)	(235,037)

Cash flows relating to investing activities
Purchases of property and equipment	(5,517)	(8,467)
Proceeds from the sale of property and equipment	0	1,500

Net cash used in investing activities	(5,517)	(6,967)

Effect of foreign exchange translation on cash	103,679	(38,617)

Decrease in cash, cash equivalents and restricted cash	(755,064)	(280,621)
Cash, cash equivalents and restricted cash, beginning of period	2,111,533	867,607

Cash, cash equivalents and restricted cash, end of period	$1,356,469	$586,986

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$21,155	$6,322

Cash paid during the period for interest	$462	$785

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2018

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2018	3,994,545	$13,085,652	$(536,307)	$(3,033,689)	$9,515,656
Stock-based compensation	0	8,987	0	0	8,987
Net loss	0	0	0	(467,089)	(467,089)
Other comprehensive loss	0	0	73,737	0	73,737

Balance, November 30, 2018	3,994,545	$13,094,639	$(462,570)	$(3,500,778)	$9,131,291

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the Company or Schmitt) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2018 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2018 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2018. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2019.

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

Restricted Cash

Restricted cash consists of an amount received from a customer in December 2017 as part of an on-going contract. The timeline for services being provided under this contract has been extended and is expected to be completed during the second half of Fiscal 2019, at which time the restrictions on this payment will lapse.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheets as of November 30, 2018 and May 31, 2018 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the six months ended November 30, 2018:

	November 30, 2018	May 31, 2018
Cash and cash equivalents	$1,299,886	$2,053,181
Restricted cash	56,583	58,352

Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$1,356,469	$2,111,533

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $101,304 and $95,207 as of November 30, 2018 and May 31, 2018, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of November 30, 2018 and May 31, 2018, inventories consisted of:

	November 30, 2018	May 31, 2018
Raw materials	$2,822,375	$2,796,691
Work-in-process	1,045,126	1,009,424
Finished goods	2,209,553	1,904,773

	$6,077,054	$5,710,888

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of November 30, 2018 and May 31, 2018, property and equipment consisted of:

	November 30, 2018	May 31, 2018
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,257,784	1,252,598
Vehicles	44,704	44,704

	3,416,012	3,410,826
Less accumulated depreciation	(2,681,325)	(2,639,911)

	$734,687	$770,915

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

To determine stock-based compensation expense recognized for those options granted during the six months ended November 30, 2018, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model as prescribed by ASC Topic 718 using the following assumptions:

Six Months Ended
November 30, 2018
Risk-free interest rate	3.1%
Expected life	6.0 years
Expected volatility	46.3%

At November 30, 2018, the Company had a total of 334,999 outstanding stock options (289,164 vested and exercisable and 45,835 non-vested) with a weighted average exercise price of $2.38. The Company estimates that $17,386 will be recorded as additional stock-based compensation expense over a weighted-average period of 1.4 years for all options that were outstanding as of November 30, 2018, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
162,499	$1.70	7.7	131,664	$1.70
30,000	2.49	7.2	15,000	2.53
87,500	2.82	5.4	87,500	2.82
55,000	3.65	2.1	55,000	3.65

334,999	2.38	6.1	289,164	2.45

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the six months ended November 30, 2018 are summarized as follows:

	Six Months Ended November 30, 2018
	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	318,332	$2.36
Options granted	25,000	2.53
Options exercised	0	0
Options forfeited/canceled	(8,333)	1.70

Options outstanding - end of period	334,999	2.38

NOTE 3:

EPS RECONCILIATION

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
Weighted average shares (basic)	3,994,545	2,995,910	3,994,545	2,995,910
Effect of dilutive stock options	0	28,189	0	0

Weighted average shares (diluted)	3,994,545	3,024,099	3,994,545	2,995,910

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

Other long-term liabilities related to tax contingencies were $0 as of both November 30, 2018 and May 31, 2018. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of November 30, 2018 and May 31, 2018.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2015 and after are subject to examination. In the United Kingdom, tax years ended May 31, 2013 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 2.8% for the six months ended November 30, 2018. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2019 will be approximately 9.8% due to the items noted above.

NOTE 5:

SEGMENTS OF BUSINESS

The Company has two reportable business segments: dynamic balancing and process control systems for the machine tool industry (Balancer) and laser-based test and measurement systems and ultrasonic measurement products (Measurement). The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended November 30,
	2018		2017
	Balancer	Measurement	Balancer	Measurement
Net sales	$2,345,480	$1,157,998	$2,230,846	$1,540,034

Operating income (loss)	$(343,717)	$119,405	$(88,986)	$189,765

Depreciation expense	$11,571	$8,999	$16,388	$9,361

Amortization expense	$0	$26,146	$0	$26,146

Capital expenditures	$267	$0	$889	$0

	Six Months Ended November 30,
	2018		2017
	Balancer	Measurement	Balancer	Measurement
Net sales	$4,539,812	$2,404,119	$4,301,243	$2,553,285

Operating income (loss)	$(606,218)	$268,104	$(300,766)	$256,263

Depreciation expense	$23,643	$17,998	$33,370	$18,983

Amortization expense	$0	$52,292	$0	$52,292

Capital expenditures	$5,517	$0	$8,467	$0

Geographic Information – Net Sales by Geographic Area

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
North America	$1,965,706	$2,484,977	$4,165,907	$4,276,078
Europe	505,788	457,036	879,251	974,899
Asia	977,175	795,483	1,801,951	1,544,905
Other markets	54,809	33,384	96,822	58,646

Total net sales	$3,503,478	$3,770,880	$6,943,931	$6,854,528

	Three Months Ended November 30,
	2018		2017
	United States (2)	Europe (1)	United States (2)	Europe (1)
Operating income (loss)	$(262,909)	$38,597	$31,655	$69,124

Depreciation expense	$20,570	$0	$25,749	$0

Amortization expense	$26,146	$0	$26,146	$0

Capital expenditures	$267	$0	$889	$0

	Six Months Ended November 30,
	2018		2017
	United States (2)	Europe (1)	United States (2)	Europe (1)
Operating income (loss)	$(394,099)	55,985	$(183,810)	139,307

Depreciation expense	$41,641	$0	$52,353	$0

Amortization expense	$52,292	$0	$52,292	$0

Capital expenditures	$5,517	$0	$8,467	$0

(1)	“Europe” is defined in the above chart to include results from the European subsidiary, Schmitt Europe Ltd.
(2)	“United States” is defined to include remainder of the results not included in the European subsidiary.

Segment and Geographic Assets

	November 30, 2018	May 31, 2018
Segment assets to total assets
Balancer	$6,505,775	$6,461,974
Measurement	3,071,352	2,712,553
Corporate assets	1,360,904	2,111,533

Total assets	$10,938,031	$11,286,060

Geographic assets to long-lived assets
United States (2)	$734,687	$770,915
Europe (1)	0	0

Total long-lived assets	$734,687	$770,915

Geographic assets to total assets
United States (2)	$9,748,277	$10,110,683
Europe (1)	1,189,754	1,175,377

Total assets	$10,938,031	$11,286,060

(1)	“Europe” includes assets held by the European subsidiary, Schmitt Europe Ltd.
(2)	“United States” includes remainder of the assets not held by the European subsidiary.

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

Highlights of the Three and Six Months Ended November 30, 2018

•

Balancer segment sales increased $114,634, or 5.1%, to $2,345,480 for the three months ended November 30, 2018 as compared to $2,230,846 for the three months ended November 30, 2017. Balancer segment sales increased $238,569, or 5.5%, to $4,539,812 for the six months ended November 30, 2018 as compared to $4,301,243 for the six months ended November 30, 2017.

•

Measurement segment sales decreased $382,036, or 24.8%, to $1,157,998 for the three months ended November 30, 2018 as compared to $1,540,034 for the three months ended November 30, 2017. Measurement segment sales decreased $149,166, or 5.8%, to $2,404,119 for the six months ended November 30, 2018 from $2,553,285 for the six months ended November 30, 2017.

•

Within the Measurement segment, Xact monitoring revenues continued to grow, increasing 19.0% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. Xact monitoring revenues increased 17.0% for the six months ended November 30, 2018 as compared to the same period in the prior year.

•

Operating expenses decreased $37,784, or 2.3%, to $1,587,419 for the three months November 30, 2018 from $1,625,203 for the three months ended November 30, 2017, and decreased $128,985, or 4.1%, to $3,041,019 for the six months ended November 30, 2018 compared to $3,170,004 for the six months ended November 30, 2017. These results include non-recurring 2018 proxy and reorganization expenses of $125,280 and $257,330 incurred during the three-month and six-month periods ended November 30, 2018, respectively, that were not incurred during the same periods in the prior year.

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

Discussion of Operating Results

	Three Months Ended
	November 30, 2018		November 30, 2017
Balancer sales	$2,345,480	66.9%	$2,230,846	59.2%
Measurement sales	1,157,998	33.1%	1,540,034	40.8%

Total net sales	3,503,478	100.0%	3,770,880	100.0%
Cost of sales	2,140,371	61.1%	2,044,898	54.2%

Gross profit	1,363,107	38.9%	1,725,982	45.8%

Operating expenses:
General, administration and sales	1,539,495	43.9%	1,524,443	40.4%
Research and development	47,924	1.4%	100,760	2.7%

Total operating expenses	1,587,419	45.3%	1,625,203	43.1%

Operating income (loss)	(224,312)	(6.4%)	100,779	2.7%
Other income (expense), net	(24,596)	(0.7%)	9,078	0.2%

Income (loss) before income taxes	(248,908)	(7.1%)	109,857	2.9%
Provision for income taxes	6,362	0.2%	6,609	0.2%

Net income (loss)	$(255,270)	(7.3%)	$103,248	2.7%

	Six Months Ended
	November 30, 2018		November 30, 2017
Balancer sales	$4,539,812	65.4%	$4,301,243	62.8%
Measurement sales	2,404,119	34.6%	2,553,285	37.2%

Total net sales	6,943,931	100.0%	6,854,528	100.0%
Cost of sales	4,241,026	61.1%	3,729,027	54.4%

Gross profit	2,702,905	38.9%	3,125,501	45.6%

Operating expenses:
General, administration and sales	2,944,858	42.4%	2,992,787	43.7%
Research and development	96,161	1.4%	177,217	2.6%

Total operating expenses	3,041,019	43.8%	3,170,004	46.2%

Operating loss	(338,114)	(4.9%)	(44,503)	(0.6%)
Other income (expense), net	(116,247)	(1.7%)	26,621	0.4%

Loss before income taxes	(454,361)	(6.5%)	(17,882)	(0.3%)
Provision for income taxes	12,728	0.2%	12,968	0.2%

Net loss	$(467,089)	(6.7%)	$(30,850)	(0.5%)

Net Sales – Total net sales for the Company decreased $267,402, or 7.1%, to $3,503,478 for the three months ended November 30, 2018 from $3,770,880 for the three months ended November 30, 2017. Total net sales for the Company increased $89,403, or 1.3%, to $6,943,931 for the six months ended November 30, 2018 from $6,854,528 for the six months ended November 30, 2017.

Balancer Segment – The Balancer segment focuses its sales efforts on end-users, rebuilders and original equipment manufacturers of grinding machines within the worldwide machine tool industry, with our primary target geographic markets being North America, Asia, and Europe. Balancer segment sales increased $114,634, or 5.1%, to $2,345,480 for the three months ended November 30, 2018 as compared to $2,230,846 for the three months ended November 30, 2017. Balancer segment sales increased $238,569, or 5.5%, to $4,539,812 for the six months ended November 30, 2018 as compared to $4,301,243 for the six months ended November 30, 2017. The increase in the three-month results was primarily attributed to stronger sales in Asia, offset by decreased sales in North America. The increase in the six-month results was primarily driven by stronger sales in Asia, offset by decreased sales in both the North American and European markets.

Sales by geographic markets for the Balancer segment for the three and six months ended November 30, 2018 and 2017 were as follows:

	Three Months Ended November 30,
	2018	2017	Variance
North America	$881,715	$1,062,738	$(181,023)	(17.0%)
Asia	929,507	630,672	298,835	47.4%
Europe	498,700	520,162	(21,462)	(4.1%)
Other	35,558	17,274	18,284	105.8%

Total Balancer segment sales	$2,345,480	$2,230,846	$114,634	5.1%

	Six Months Ended November 30,
	2018	2017	Variance
North America	$1,872,596	$1,912,880	$(40,284)	(2.1%)
Asia	1,719,093	1,377,469	341,624	24.8%
Europe	870,552	968,358	(97,806)	(10.1%)
Other	77,571	42,536	35,035	82.4%

Total Balancer segment sales	$4,539,812	$4,301,243	$238,569	5.5%

The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in this market.

Measurement Segment – The Measurement segment includes two main product lines: the Acuity® product line, which includes laser-based distance measurement and dimensional sizing laser sensors; and the Xact® product line, which includes ultrasonic-based remote tank monitoring products and related monitoring revenues. Measurement segment sales decreased $382,036, or 24.8%, to $1,157,998 for the three months ended November 30, 2018 as compared to $1,540,034 for the three months ended November 30, 2017. This decrease is primarily driven by a one-time significant contract in Acuity that was realized in the second quarter of Fiscal 2018. In addition, Xact product sales decreased in the second quarter of Fiscal 2019 as compared to the same period in the prior year as a result of the shift in timing of deliveries associated with one of Xact’s major customer’s planned deployment schedule. These decreases were offset by the increase in Xact monitoring revenues, which increased 19.0% as product previously sold was deployed and measurements began.

Measurement segment sales decreased $149,166, or 5.8%, to $2,404,119 for the six months ended November 30, 2018 from $2,553,285 for the six months ended November 30, 2017. This decrease is primarily driven by a one-time large contract in Acuity that was realized in the second quarter of Fiscal 2018 and softer sales that occurred for Acuity during the first quarter of Fiscal 2019 as compared to the same period in the prior year. This decrease was offset by the increases in Xact product sales and monitoring revenues. The increase in Xact product sales was driven by very strong results experienced in the first quarter of Fiscal 2019. Xact monitoring revenues increased 17.0% in the six months ended November 30, 2018 as compared to the same period in the prior year as product previously sold was deployed and measurements began.

Sales by product line for the Measurement segment for the three and six months ended November 30, 2018 and 2017 were as follows:

	Three Months Ended November 30,
	2018	2017	Variance
Acuity	$541,978	$837,575	$(295,597)	(35.3%)
Xact - product sales	267,698	351,666	(83,968)	(23.9%)
Xact - monitoring revenues	337,125	283,226	53,899	19.0%
Lasercheck	0	46,950	(46,950)	(100.0%)
SMS	11,197	20,617	(9,420)

Total Measurement segment sales	$1,157,998	$1,540,034	$(382,036)	(24.8%)

	Six Months Ended November 30,
	2018	2017	Variance
Acuity	$962,350	$1,420,210	$(457,860)	(32.2%)
Xact - product sales	776,524	499,686	276,838	55.4%
Xact - monitoring revenues	653,298	558,182	95,116	17.0%
Lasercheck	0	54,590	(54,590)	(100.0%)
SMS	11,947	20,617	(8,670)

Total Measurement segment sales	$2,404,119	$2,553,285	$(149,166)	(5.8%)

Gross Margin – Gross margin for the three months ended November 30, 2018 decreased to 38.9% as compared to 45.8% for the three months ended November 30, 2017. Gross margin for the six months ended November 30, 2018 decreased to 38.9% as compared to 45.6% for the six months ended November 30, 2017. The variances in gross margin between the periods presented were influenced by sales mix across the Company’s three product lines, increases in overall product costs incurred due to prior purchasing practices, and the shift in SBS product sales from the European and North American markets into the Asian markets which we expect to moderate in the second half of Fiscal 2019.

Operating Expenses – Operating expenses decreased $37,784, or 2.3%, to $1,587,419 for the three months November 30, 2018 from $1,625,203 for the three months ended November 30, 2017. The decrease in operating expenses was driven, in part, by the following:

•

Decrease in administrative wages and related payroll expenses in the amount of $77,479, or 20.4%, related to the realigning of the management team which occurred in the second half of Fiscal 2018. The results include $42,500 in non-recurring 2018 proxy and reorganization expenses that were incurred during the three months ended November 30, 2018 that were not incurred during the same period in the prior year;

•

Decrease in research and development expense in the amount of $52,836, or 52.4%, as a result of the shift of engineering resources towards support of existing product initiatives rather than research and development; and

•	Decrease in commission expense in the amount of $109,227, or 38.9%, as a result of the restructuring of the Company’s sales commissions programs that occurred during Fiscal 2018.

These decreases were offset by:

•

Increase in legal and other professional expenses in the amount of $133,545, or 41.3%, which includes $82,780 in non-recurring 2018 proxy and reorganization expenses that were incurred during the three months ended November 30, 2018 that were not incurred during the same period in the prior year; and

•	Increase in trade show expenses in the amount of $45,425, or 70.2%, related to the 2018 IMTS trade show, which only occurs every other year.

Operating expenses decreased $128,985, or 4.1%, to $3,041,019 for the six months November 30, 2018 from $3,170,004 for the six months ended November 30, 2017. The decrease in operating expenses was driven, in part, by the following:

•

Decrease in administrative wages and related payroll expenses in the amount of $189,910, or 24.5%, related to the realigning of the management team which occurred in the second half of Fiscal 2018. The results include $42,500 in non-recurring 2018 proxy and reorganization expenses that were incurred during the six months ended November 30, 2018 that were not incurred during the same period in the prior year;

•

Decrease in research and development expense in the amount of $81,056, or 45.7%, as a result of the shift of engineering resources towards support of existing product initiatives rather than research and development; and

•	Decrease in commission expense in the amount of $141,317, or 26.7%, as a result of the restructuring of the Company’s sales commissions programs that occurred during Fiscal 2018.

These decreases were offset by:

•

Increase in legal and other professional expenses in the amount of $295,700, or 52.9%, which includes $214,830 in non-recurring 2018 proxy and reorganization expenses that were incurred during the six months ended November 30, 2018 that were not incurred during the same period in the prior year; and

•	Increase in trade show expenses in the amount of $39,970, or 37.4%, related to the 2018 IMTS trade show, which only occurs every other year.

Other Income (Expense) – Other income (expense) consists of foreign currency exchange gain (loss), interest income (expense) and other income (expense). Foreign currency exchange gains (losses) were $(31,250) and $9,747 for the three months ended November 30, 2018 and 2017, respectively. The shifts in the foreign currency exchange are related to significant fluctuations of foreign currencies against the U.S. dollar during the current period of Fiscal 2019. Interest income (expense), net was $6,640 and $(65) for the three months ended November 30, 2018 and 2017, respectively. Other income (expense) was $14 for the first quarter of Fiscal 2019 as compared to $(605) for the same period in the prior year.

Foreign currency exchange gains (losses) were $(130,122) and $27,188 for the six months ended November 30, 2018 and 2017, respectively. The shifts in the foreign currency exchange are related to significant fluctuations of foreign currencies against the U.S. dollar during the current period of Fiscal 2019. Interest income (expense), net was $13,847 and $33 for the six months ended November 30, 2018 and 2017, respectively. Other income (expense) was $28 for the first half of Fiscal 2019 as compared to $(600) for the same period in the prior year.

Income Taxes – The Company’s effective tax rate on consolidated net loss was 2.8% for the six months ended November 30, 2018. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2019 will be approximately 9.8% due to the items noted above.

Net Income (Loss) – Net loss was $255,270, or $(0.06) per fully diluted share, for the three months ended November 30, 2018 as compared to net income of $103,248, or $0.03 per fully diluted share, for the three months ended November 30, 2017. Net loss was $467,089, or $(0.12) per fully diluted share, for the six months ended November 30, 2018 as compared to net loss of $30,850, or $(0.01) per fully diluted share, for the six months ended November 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $295,845 to $7,952,128 as of November 30, 2018 as compared to $8,247,973 as of May 31, 2018.

Cash, cash equivalents and restricted cash decreased $755,064 to $1,356,469 as of November 30, 2018 from $2,111,533 as of May 31, 2018. Cash used in operating activities totaled $853,226 for the six months ended November 30, 2018 as compared to cash used in operating activities of $235,037 for the six months ended November 30, 2017. The net loss of $467,089, along with increases in inventories and accounts receivable, primarily impacted the total cash used in operating activities for the six months ended November 30, 2018. The changes in accounts receivable and inventories had the largest impact on the cash used in operating activities for the six-month period ended November 30, 2017.

At November 30, 2018, the Company had accounts receivable of $2,184,906 as compared to $2,047,032 at May 31, 2018. The increase in accounts receivable of $137,874 was due to timing of receipts. Inventories increased $366,166 to $6,077,054 as of November 30, 2018 as compared to $5,710,888 at May 31, 2018, which is due primarily to the targeted increases in inventory levels within our SBS and Xact product lines. At November 30, 2018, total current liabilities increased $36,336 to $1,806,740, as compared to $1,770,404 at May 31, 2018. The increase in current liabilities is primarily due to the timing of payments to our vendors, sales representatives and Company personnel.

We believe that our existing cash and cash equivalents combined with the cash we anticipate generating from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On January 8, 2019, Schmitt Industries, Inc. (the “Company”) was served with a complaint filed by North American Satellite Corp., Insite Platform Partners, and Rick Humphreys (collectively, the “Plaintiffs”) in the Circuit Court of the State of Oregon against the Company. The complaint makes various allegations specific to patent infringement, tortious interference, unfair competition, conspiracy, conspiracy to induce breach of contract, and conversion, with the total amount of $10,000,000 being sought by the Plaintiffs. The Company believes the complaint is without merit and intends to defend the claim vigorously.

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

SCHMITT INDUSTRIES, INC. (Registrant)

Date: January 11, 2019	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer