Form 10-Q
period 2019-02-28
SCHMITT INDUSTRIES INC
filed 2019-04-10
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of March 31, 2019

Common stock, no par value	4,032,878

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2019	May 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,168,930	$2,053,181
Restricted cash	56,835	58,352
Accounts receivable, net	2,078,116	2,047,032
Inventories	5,751,164	5,710,888
Prepaid expenses	193,326	148,924
Income taxes receivable	206	0

Total current assets	9,248,577	10,018,377

Property and equipment, net	863,361	770,915

Other assets
Intangible assets, net	418,331	496,768

TOTAL ASSETS	$10,530,269	$11,286,060

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$977,436	$1,024,256
Accrued commissions	194,943	194,797
Accrued payroll liabilities	192,953	188,568
Other accrued liabilities	437,209	358,790
Income taxes payable	0	3,993
Current portion of long-term liabilities	21,424	0

Total current liabilities	1,823,965	1,770,404

Long-term liabilities	35,601	0

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 4,032,878 shares issued and outstanding at February 28, 2019 and 3,994,545 shares issued and outstanding at May 31, 2018	13,156,496	13,085,652
Accumulated other comprehensive loss	(509,826)	(536,307)
Accumulated deficit	(3,975,967)	(3,033,689)

Total stockholders’ equity	8,670,703	9,515,656

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,530,269	$11,286,060

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
Net sales	$3,082,181	$3,238,858	$10,026,112	$10,093,386
Cost of sales	2,069,798	1,916,345	6,310,824	5,645,372

Gross profit	1,012,383	1,322,513	3,715,288	4,448,014

Operating expenses:
General, administration and sales	1,507,233	1,286,718	4,452,091	4,279,505
Research and development	20,532	75,790	116,693	253,007

Total operating expenses	1,527,765	1,362,508	4,568,784	4,532,512

Operating loss	(515,382)	(39,995)	(853,496)	(84,498)
Other income (expense), net	46,779	61,815	(69,468)	88,436

Income (loss) before income taxes	(468,603)	21,820	(922,964)	3,938
Provision for income taxes	6,586	6,267	19,314	19,235

Net income (loss)	$(475,189)	$15,553	$(942,278)	$(15,297)

Net income (loss) per common share:
Basic	$(0.12)	$0.00	$(0.24)	$0.00

Weighted average number of common shares, basic	4,000,990	3,706,050	3,996,670	3,230,022

Diluted	$(0.12)	$0.00	$(0.24)	$0.00

Weighted average number of common shares, diluted	4,000,990	3,769,814	3,996,670	3,230,022

Comprehensive income (loss)
Net income (loss)	$(475,189)	$15,553	$(942,278)	$(15,297)
Foreign currency translation adjustment	(47,256)	(51,983)	26,481	(51,543)

Total comprehensive income (loss)	$(522,445)	$(36,430)	$(915,797)	$(66,840)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2019 AND 2018

(UNAUDITED)

	Nine Months Ended February 28,
	2019	2018
Cash flows relating to operating activities
Net loss	$(942,278)	$(15,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,424	156,326
(Gain) loss on disposal of property and equipment	0	619
Stock based compensation	5,678	42,167
Reserve for excess or obsolete inventories	407,730	0
(Increase) decrease in:
Accounts receivable	(30,061)	291,273
Inventories	(447,717)	(1,218,520)
Prepaid expenses	(44,503)	(32,086)
Income taxes receivable	(206)	7,310
Increase (decrease) in:
Accounts payable	(46,263)	(261,532)
Accrued liabilities and customer deposits	(77)	(69,917)
Income taxes payable	(3,993)	3,465

Net cash used in operating activities	(962,266)	(1,096,192)

Cash flows relating to investing activities
Purchases of property and equipment	(4,674)	(8,467)
Proceeds from the sale of property and equipment	0	1,500

Net cash used in investing activities	(4,674)	(6,967)

Cash flows relating to financing activities
Payments on long-term liabilities	(8,366)	0
Common stock issued on exercise of stock options	65,166	0
Proceeds from the rights offering, net of expenses	0	2,386,029

Net cash provided by financing activities	56,800	2,386,029

Effect of foreign exchange translation on cash	24,372	(103,507)

Change in cash, cash equivalents and restricted cash	(885,768)	1,179,363
Cash, cash equivalents and restricted cash, beginning of period	2,111,533	867,607

Cash, cash equivalents and restricted cash, end of period	$1,225,765	$2,046,970

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$23,512	$8,460

Cash paid during the period for interest	$8,985	$1,114

Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment through financed payables	$148,760	$0

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2019

(UNAUDITED)

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2018	3,994,545	$13,085,652	$(536,307)	$(3,033,689)	$9,515,656
Stock options exercised net of related tax benefit of $0	38,333	65,166	0	0	65,166
Stock-based compensation	0	5,678	0	0	5,678
Net loss	0	0	0	(942,278)	(942,278)
Other comprehensive income	0	0	26,481	0	26,481

Balance, February 28, 2019	4,032,878	$13,156,496	$(509,826)	$(3,975,967)	$8,670,703

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial information included herein has been prepared by Schmitt Industries, Inc. (the “Company” or “Schmitt”) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2019 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2018 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2018. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2019.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheets as of February 28, 2019 and May 31, 2018 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the nine months ended February 28, 2019:

	February 28, 2019	May 31, 2018
Cash and cash equivalents	$1,168,930	$2,053,181
Restricted cash	56,835	58,352

Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$1,225,765	$2,111,533

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. If these analyses lead management to the conclusion that potential significant accounts are uncollectible, a reserve is provided. The allowance for doubtful accounts was $26,263 and $95,207 as of February 28, 2019 and May 31, 2018, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of February 28, 2019 and May 31, 2018, inventories consisted of:

	February 28, 2019	May 31, 2018
Raw materials	$2,411,474	$2,796,691
Work-in-process	1,056,251	1,009,424
Finished goods	2,283,439	1,904,773

	$5,751,164	$5,710,888

Inventories, as noted in the above table and on the Consolidated Balance Sheets as of February 28, 2019 and May 31, 2018, are presented net of inventory reserves of $1,150,597 and $742,900 as of February 28, 2019 and May 31, 2018.

Reserve adjustments of $(407,558) and $(6,555) for the three months ended February 28, 2019 and 2018, respectively, are included in cost of sales on the Consolidated Statements of Operations. Reserve adjustments of $(407,730) and $11,035 for the nine months ended February 28, 2019 and 2018, respectively, are included in cost of sales on the Consolidated Statements of Operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures and equipment; three years for vehicles; and twenty-five years for buildings and improvements. As of February 28, 2019 and May 31, 2018, property and equipment consisted of:

	February 28, 2019	May 31, 2018
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,406,725	1,252,598
Vehicles	44,704	44,704

	3,564,953	3,410,826
Less accumulated depreciation	(2,701,592)	(2,639,911)

	$863,361	$770,915

Long-term liabilities and current portion of long-term liabilities

Long-term liabilities consist of a financing arrangement executed for the purchase of certain property and equipment over a term of 36 months. Future minimum commitments under this agreement for the each of the years ending May 31 are as follows:

Years ending May 31,
2019	$4,218
2020	25,307
2021	25,307
2022	8,431

Total future minimum payments	63,263
Less: amount representing interest	(6,238)

Present value of minimum payments of long-term liabilities	$57,025

Current portion of long-term liabilities	21,424
Long-term liabilities	35,601

$57,025

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

To determine stock-based compensation expense recognized for those options granted during the nine months ended February 28, 2019, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model as prescribed by ASC Topic 718 using the following assumptions:

Nine Months Ended
February 28, 2019
Risk-free interest rate	3.1%
Expected life	6.0 years
Expected volatility	46.3%

At February 28, 2019, the Company had a total of 266,166 outstanding stock options (243,665 vested and exercisable and 22,501 non-vested) with a weighted average exercise price of $2.42. The Company estimates that $897 will be recorded as additional stock-based compensation expense during the next fiscal quarter for all options that were outstanding as of February 28, 2019, but which were not yet vested.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
124,166	$1.70	8.1	101,665	$1.70
15,000	2.53	4.6	15,000	2.53
82,000	2.82	5.8	82,000	2.82
45,000	3.65	2.3	45,000	3.65

266,166	2.42	6.2	243,665	2.49

Options granted, exercised, and forfeited or canceled under the Company’s stock option plan during the nine months ended February 28, 2019 are summarized as follows:

	Nine Months Ended February 28, 2019
	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	318,332	$2.36
Options granted	27,000	2.55
Options exercised	(38,333)	1.70
Options forfeited/canceled	(40,833)	2.66

Options outstanding - end of period	266,166	2.42

NOTE 3:

WEIGHTED AVERAGE SHARES AND RECONCILIATION

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
Weighted average shares (basic)	4,000,990	3,706,050	3,996,670	3,230,022
Effect of dilutive stock options	0	63,764	0	0

Weighted average shares (diluted)	4,000,990	3,769,814	3,996,670	3,230,022

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

Other long-term liabilities related to tax contingencies were $0 as of February 28, 2019 and May 31, 2018. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of February 28, 2019 and May 31, 2018.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2015 and after are subject to examination. In the United Kingdom, tax years ended May 31, 2013 and after are subject to examination.

Effective Tax Rate

The effective tax rate on consolidated net loss was 2.1% for the nine months ended February 28, 2019. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2019 will be approximately 3.2% due to the items noted above.

NOTE 5:

SEGMENTS OF BUSINESS

The Company has two reportable business segments, Balancer and Measurement. Balancer focuses on dynamic balancing and process control systems for the machine tool industry and Measurement focuses on laser-based test and measurement systems and ultrasonic measurement products. The Company operates in three principal geographic markets: North America, Europe and Asia.

Segment Information

	Three Months Ended February 28,
	2019		2018
	Balancer	Measurement	Balancer	Measurement
Net sales	$1,961,636	$1,120,545	$2,137,811	$1,101,047

Operating income (loss)	$(593,462)	$78,080	$(39,720)	$(275)

Depreciation expense	$10,346	$9,000	$16,300	$9,235

Amortization expense	$0	$26,145	$0	$26,146

Capital expenditures	$147,917	$0	$0	$0

	Nine Months Ended February 28,
	2019		2018
	Balancer	Measurement	Balancer	Measurement
Net sales	$6,501,448	$3,524,664	$6,439,054	$3,654,332

Operating income (loss)	$(1,199,680)	$346,184	$(340,486)	$255,988

Depreciation expense	$33,989	$26,998	$49,670	$28,218

Amortization expense	$0	$78,437	$0	$78,438

Capital expenditures	$153,434	$0	$8,467	$0

Inventory reserve adjustments of $(291,427) for the Balancer segment and $(116,131) for the Measurement segment are included in operating income (loss) for the three and nine months ended February 28, 2019, respectively.

Geographic Information – Net Sales by Geographic Area

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
North America	$1,899,961	$1,898,796	$6,065,868	$6,174,874
Europe	548,059	552,018	1,427,310	1,526,917
Asia	587,136	752,712	2,389,087	2,297,617
Other markets	47,025	35,332	143,847	93,978

Total net sales	$3,082,181	$3,238,858	$10,026,112	$10,093,386

	Three Months Ended February 28,
	2019		2018
	United States (2)	Europe (1)	United States (2)	Europe (1)
Operating income (loss)	$(565,426)	$50,044	$(123,205)	$83,210

Depreciation expense	$19,346	$0	$25,535	$0

Amortization expense	$26,145	$0	$26,146	$0

Capital expenditures	$147,917	$0	$0	$0

	Nine Months Ended February 28,
	2019		2018
	United States (2)	Europe (1)	United States (2)	Europe (1)
Operating income (loss)	$(959,525)	106,029	$(307,015)	222,517

Depreciation expense	$60,987	$0	$77,888	$0

Amortization expense	$78,437	$0	$78,438	$0

Capital expenditures	$153,434	$0	$8,467	$0

(1)	“Europe” is defined in the above chart to include results from the European subsidiary, Schmitt Europe Ltd.
(2)	“United States” is defined to include remainder of the results not included in the European subsidiary.

Segment and Geographic Assets

	February 28, 2019	May 31, 2018
Segment assets to total assets
Balancer	$6,292,198	$6,461,974
Measurement	3,012,100	2,712,553
Corporate assets	1,225,971	2,111,533

Total assets	$10,530,269	$11,286,060

Geographic assets to long-lived assets
United States (2)	$863,361	$770,915
Europe (1)	0	0

Total long-lived assets	$863,361	$770,915

Geographic assets to total assets
United States (2)	$9,314,335	$10,110,683
Europe (1)	1,215,934	1,175,377

Total assets	$10,530,269	$11,286,060

(1)	“Europe” includes assets held by the European subsidiary, Schmitt Europe Ltd.
(2)	“United States” includes remainder of the assets not held by the European subsidiary.

NOTE 6:

RESTRUCTURING AND RELATED CHARGES

In November 2018 Schmitt announced a strategic reorganization following the appointment of two new board members. The reorganization will position the Company to better capitalize on the growing SBS Balancer business while streamlining the company and maximizing shareholder value through the disposition of non-core assets. The reorganization has involved a streamlining of contractors and services, and employee severance and termination benefits that have increased operating expenses in the third quarter. In conjunction with these efforts, an inventory adjustment of $(407,558) was recorded during the three months ended February 28, 2019 that was the outcome of efforts to evaluate the types and levels of inventory maintained across the Company’s three product lines.

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

RESULTS OF OPERATIONS

Overview

Schmitt Industries, Inc. (“Schmitt” or the “Company”) designs, manufactures and sells high precision test and measurement products, solutions and services. We provide the products and services through our SBS®, Acuity® and Xact® Product lines, which are reported in two business segments, Balancer and Measurement:

•

Balancer (“Balancer”) Segment. Through our SBS products, the Balancer segment designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines. The Company also provides sales and service for Europe and Asia through its wholly owned subsidiary, Schmitt Europe Limited (SEL), located in Coventry, England and through its sales representative office located in Shanghai, China.

•	Measurement (“Measurement”) Segment. The Measurement segment manufacturers and sells products in two core product lines, Acuity and Xact:

•	Acuity sells products, solutions and services that includes laser and white light sensor distance, measurement and dimensional sizing products;

•

Xact product line includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the Internet of Things (“IoT”) environment. The products and services measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure web site for display.

The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

Highlights of the Three and Nine Months Ended February 28, 2019

•

Balancer segment sales decreased $176,175, or 8.2%, to $1,961,636 for the three months ended February 28, 2019 as compared to $2,137,811 for the three months ended February 28, 2018. Balancer segment sales increased $62,394, or 1.0%, to $6,501,448 for the nine months ended February 28, 2019 as compared to $6,439,054 for the nine months ended February 28, 2018.

•

Measurement segment sales increased $19,498, or 1.8%, to $1,120,545 for the three months ended February 28, 2019 as compared to $1,101,047 for the three months ended February 28, 2018. Measurement segment sales decreased $129,668, or 3.5%, to $3,524,664 for the nine months ended February 28, 2019 as compared to $3,654,332 for the nine months ended February 28, 2018.

•

Within the Measurement segment, Xact monitoring revenues continued to grow, increasing 13.4% for the three months ended February 28, 2019 compared to the three months ended February 28, 2018. Xact monitoring revenues increased 15.7% for the nine months ended February 28, 2019 as compared to the same period in the prior year.

•

Operating expenses increased $165,257, or 12.1%, to $1,527,765 for the three months ended February 28, 2019 from $1,362,508 for the three months ended February 28, 2018, and increased $36,272, or 0.8%, to $4,568,784 for the nine months ended February 28, 2019 compared to $4,532,512 for the nine months ended February 28, 2018. These results include non-recurring reorganization, legal and other professional expenses of $292,888 and $637,447 incurred during the three-month and nine-month periods ended February 28, 2019, respectively, that were not incurred during the same periods in the prior year.

•

An inventory adjustment of $(407,558) was recorded during the three months ended February 28, 2019 that was the outcome of efforts to evaluate the types and levels of inventory maintained across the Company’s three product lines. This resulted in a direct adjustment to cost of sales, thereby reducing gross margin from 46.1% to 32.8% for the three months ended February 28, 2019 and from 41.1% to 37.1% for the nine months ended February 28, 2019.

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

Discussion of Operating Results

	Three Months Ended
	February 28, 2019		February 28, 2018
Balancer sales	$1,961,636	63.6%	$2,137,811	66.0%
Measurement sales	1,120,545	36.4%	1,101,047	34.0%

Total net sales	3,082,181	100.0%	3,238,858	100.0%
Cost of sales	2,069,798	67.2%	1,916,345	59.2%

Gross profit	1,012,383	32.8%	1,322,513	40.8%

Operating expenses:
General, administration and sales	1,507,233	48.9%	1,286,718	39.7%
Research and development	20,532	0.7%	75,790	2.3%

Total operating expenses	1,527,765	49.6%	1,362,508	42.1%

Operating loss	(515,382)	(16.7%)	(39,995)	(1.2%)
Other income (expense), net	46,779	1.5%	61,815	1.9%

Income (loss) before income taxes	(468,603)	(15.2%)	21,820	0.7%
Provision for income taxes	6,586	0.2%	6,267	0.2%

Net income (loss)	$(475,189)	(15.4%)	$15,553	0.5%

	Nine Months Ended
	February 28, 2019		February 28, 2018
Balancer sales	$6,501,448	64.8%	$6,439,054	63.8%
Measurement sales	3,524,664	35.2%	3,654,332	36.2%

Total net sales	10,026,112	100.0%	10,093,386	100.0%
Cost of sales	6,310,824	62.9%	5,645,372	55.9%

Gross profit	3,715,288	37.1%	4,448,014	44.1%

Operating expenses:
General, administration and sales	4,452,091	44.4%	4,279,505	42.4%
Research and development	116,693	1.2%	253,007	2.5%

Total operating expenses	4,568,784	45.6%	4,532,512	44.9%

Operating loss	(853,496)	(8.5%)	(84,498)	(0.8%)
Other income (expense), net	(69,468)	(0.7%)	88,436	0.9%

Income (loss) before income taxes	(922,964)	(9.2%)	3,938	0.0%
Provision for income taxes	19,314	0.2%	19,235	0.2%

Net loss	$(942,278)	(9.4%)	$(15,297)	(0.2%)

Net Sales – Total net sales for the Company decreased $156,677, or 4.8%, to $3,082,181 for the three months ended February 28, 2019 from $3,238,858 for the three months ended February 28, 2018. Total net sales for the Company decreased $67,274, or 0.7%, to $10,026,112 for the nine months ended February 28, 2019 from $10,093,386 for the nine months ended February 28, 2018.

Balancer Segment – The Balancer segment focuses its sales efforts on end-users, rebuilders and original equipment manufacturers of grinding machines within the worldwide machine tool industry, with our primary target geographic markets being North America, Asia, and Europe.

Balancer segment sales decreased $176,175, or 8.2%, to $1,961,636 for the three months ended February 28, 2019 as compared to $2,137,811 for the three months ended February 28, 2018. The decrease in the three-month results was primarily attributed to weaker sales in Asia, which was impacted by tariffs and the pending trade negotiations between the U.S. and China, and a decrease in sales into Europe driven primarily by an OEM customer’s shift in project schedule. These decreases were offset by increased sales in North America.

Balancer segment sales increased $62,394, or 1.0%, to $6,501,448 for the nine months ended February 28, 2019 as compared to $6,439,054 for the nine months ended February 28, 2018. The increase in the nine-month results was primarily driven by stronger sales in Asia which occurred in the first half of Fiscal 2019, offset by decreased sales in the European market.

Sales by geographic markets for the Balancer segment for the three and nine months ended February 28, 2019 and 2018 were as follows:

	Three Months Ended February 28,
	2019	2018	Variance
North America	$929,389	$888,238	$41,151	4.6%
Asia	506,294	672,431	(166,137)	(24.7%)
Europe	490,288	545,815	(55,527)	(10.2%)
Other	35,665	31,327	4,338	13.8%

Total Balancer segment sales	$1,961,636	$2,137,811	$(176,175)	(8.2%)

	Nine Months Ended February 28,
	2019	2018	Variance
North America	$2,801,985	$2,801,118	$867	0.0%
Asia	2,225,387	2,049,900	175,487	8.6%
Europe	1,360,840	1,514,173	(153,333)	(10.1%)
Other	113,236	73,863	39,373	53.3%

Total Balancer segment sales	$6,501,448	$6,439,054	$62,394	1.0%

The levels of demand for our Balancer products in any of these geographic markets cannot be forecasted with any certainty given current economic trends and the historical volatility experienced in this market.

Measurement Segment – The Measurement segment includes two main product lines: the Acuity product line, which includes laser-based distance measurement and dimensional sizing laser sensors; and the Xact product line, which includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the IoT environment.

Measurement segment sales increased $19,498, or 1.8%, to $1,120,545 for the three months ended February 28, 2019 as compared to $1,101,047 for the three months ended February 28, 2018. This increase was due to strong Acuity sales realized in the third quarter of Fiscal 2019 and increases in Xact monitoring revenues, which increased 13.4% as product previously sold was deployed and measurements began. These increases were offset by decreases in Xact product sales.

Measurement segment sales decreased $129,668, or 3.5%, to $3,524,664 for the nine months ended February 28, 2019 from $3,654,332 for the nine months ended February 28, 2018. This decrease is primarily driven by a one-time large contract in Acuity that was realized in the second quarter of Fiscal 2018 and softer sales that occurred for Acuity during the first quarter of Fiscal 2019 as compared to the same period in the prior year. This decrease was offset by the increases in Xact product sales and monitoring revenues. The increase in Xact product sales was driven by strong results experienced in the first quarter of Fiscal 2019. Xact monitoring revenues increased 15.7% in the nine months ended February 28, 2019 as compared to the same period in the prior year as product previously sold was deployed and measurements began.

Sales by product line for the Measurement segment for the three and nine months ended February 28, 2019 and 2018 were as follows:

	Nine Months Ended February 28,
	2019	2018	Variance
North America	$2,801,985	$2,801,118	$867	0.0%
Asia	2,225,387	2,049,900	175,487	8.6%
Europe	1,360,840	1,514,173	(153,333)	(10.1%)
Other	113,236	73,863	39,373	53.3%

Total Balancer segment sales	$6,501,448	$6,439,054	$62,394	1.0%

	Nine Months Ended February 28,
	2019	2018	Variance
Acuity	$1,578,521	$1,905,397	$(326,876)	(17.2%)
Xact - product sales	927,867	795,372	132,495	16.7%
Xact - monitoring revenues	1,004,654	868,056	136,598	15.7%
Lasercheck	0	64,140	(64,140)	(100.0%)
SMS	13,622	21,367	(7,745)

Total Measurement segment sales	$3,524,664	$3,654,332	$(129,668)	(3.5%)

Gross Margin – Gross margin for the three months ended February 28, 2019 decreased to 32.8% as compared to 40.8% for the three months ended February 28, 2018. Gross margin for the nine months ended February 28, 2019 decreased to 37.1% as compared to 44.1% for the nine months ended February 28, 2018. The decreases in gross margin experienced between the periods presented were primarily influenced by efforts that occurred in the third quarter of Fiscal 2019 to evaluate the types and levels of inventory maintained across the Company’s three product lines. This resulted in a direct adjustment to cost of sales, thereby reducing gross margin from 46.1% to 32.8% for the three months ended February 28, 2019 and from 41.1% to 37.1% for the nine months ended February 28, 2019. In addition, margins were also influenced by the mix of products sold during the respective periods across the Company’s three product lines, decreases in overall product costs incurred, and the shift in SBS product sales between the European, North American and Asian markets.

Operating Expenses – Operating expenses increased $165,257, or 12.1%, to $1,527,765 for the three months ended February 28, 2019 from $1,362,508 for the three months ended February 28, 2018. These results include non-recurring reorganization and legal expenses of $292,888 incurred during the three-month period ended February 28, 2019, that are not expected to be incurred in future periods.

Other items that impacted operating expenses for the three months ended February 28, 2019 include:

•	Decrease in trade show expenses in the amount of $29,188, or 65.2%, due to timing of certain trade shows for our three product lines; and

•

Decrease in research and development expense in the amount of $55,258, or 72.9%, as a result of the shift of engineering resources towards support of existing product initiatives rather than research and development.

Operating expenses increased $36,272, or 0.8%, to $4,568,784 for the nine months ended February 28, 2019 from $4,532,512 for the nine months ended February 28, 2018. These results include non-recurring reorganization, legal and other professional expenses in the amount of $637,447 incurred during the nine-month period ended February 28, 2019, that are not expected to be incurred in future periods.

Other items that impacted operating expenses for the nine months ended February 28, 2019 include:

•	Decrease in commission expense in the amount of $148,131, or 20.8%, as a result of the restructuring of the Company’s sales commissions programs that occurred during Fiscal 2018;

•

Decrease in research and development expense in the amount of $136,314, or 53.9%, as a result of the shift of engineering resources towards support of existing product initiatives rather than research and development.

Other Income (Expense) – Other income (expense) consists of foreign currency exchange gain (loss), interest income (expense) and other income (expense). Foreign currency exchange gains were $50,725 and $58,725 for the three months ended February 28, 2019 and 2018, respectively. The shifts in the foreign currency exchange are related to significant fluctuations of foreign currencies against the U.S. dollar during the current period of Fiscal 2019. Interest income (expense), net was $(3,957) and $3,090 for the three months ended February 28, 2019 and 2018, respectively. Other income (expense) was $11 for the first quarter of Fiscal 2019 as compared to $0 for the same period in the prior year.

Foreign currency exchange gains (losses) were $(79,397) and $85,913 for the nine months ended February 28, 2019 and 2018, respectively. The shifts in the foreign currency exchange are related to significant fluctuations of foreign currencies against the U.S. dollar during the current period of Fiscal 2019. Interest income (expense), net was $9,890 and $3,122 for the nine months ended February 28, 2019 and 2018, respectively. Other income (expense) was $39 for the first half of Fiscal 2019 as compared to $(599) for the same period in the prior year.

Income Taxes – The Company’s effective tax rate on consolidated net loss was 2.1% for the nine months ended February 28, 2019. The effective tax rate on consolidated net loss differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2019 will be approximately 3.2% due to the items noted above.

Net Income (Loss) – Net loss was $475,189, or $(0.12) per fully diluted share, for the three months ended February 28, 2019 as compared to net income of $15,553, or $0.00 per fully diluted share, for the three months ended February 28, 2018. Net loss was $942,278, or $(0.24) per fully diluted share, for the nine months ended February 28, 2019 as compared to net loss of $15,297, or $0.00 per fully diluted share, for the nine months ended February 28, 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $823,361 to $7,424,612 as of February 28, 2019 as compared to $8,247,973 as of May 31, 2018.

Cash, cash equivalents and restricted cash decreased $885,768 to $1,225,765 as of February 28, 2019 from $2,111,533 as of May 31, 2018. Cash used in operating activities totaled $962,266 for the nine months ended February 28, 2019 as compared to cash used in operating activities of $1,096,192 for the nine months ended February 28, 2018. The net loss of $942,278, along with slight increases in inventories and accounts receivable, primarily impacted the total cash used in operating activities for the nine months ended February 28, 2019. The changes in inventories had the largest impact on the cash used in operating activities for the nine-month period ended February 28, 2018.

At February 28, 2019, the Company had accounts receivable of $2,078,116 as compared to $2,047,032 at May 31, 2018. The increase in accounts receivable of $31,084 was due to timing of receipts. Inventories increased $40,276 to $5,751,164 as of February 28, 2019 as compared to $5,710,888 at May 31, 2018. At February 28, 2019, total current liabilities increased $53,561 to $1,823,965, as compared to $1,770,404 at May 31, 2018. The increase in current liabilities is primarily due to the timing of payments to our vendors and sales representatives and the financing of the purchase of a new accounting and operational software system and a replacement of switches for the Company’s server.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 1, 2019, Schmitt Industries, Inc. (the “Company”) and plaintiffs North American Satellite Corp., Insite Platform Partners, and Rick Humphreys settled the lawsuit brought by the plaintiffs on January 8, 2019. Though the terms of the settlement agreement are confidential, the settlement amount is immaterial to the Company.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date: April 10, 2019	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer