Form 10-K
period 2019-05-31
SCHMITT INDUSTRIES INC
filed 2019-08-21
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2019

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

(503) 227-7908

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - no par value Series A Junior Participating Preferred Stock Purchase Rights	SMIT	NASDAQ Capital Market

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

As of the last day of the second fiscal quarter of 2019, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $6,820,200 based upon the closing price of $2.94 reported for such date on the NASDAQ Capital Market. As of July 31, 2019, the registrant had 4,032,878 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

SCHMITT INDUSTRIES, INC.

PART I

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this report are forward-looking in nature. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Certain of such risks and uncertainty are discussed in the “Risk Factors” section in Item 1A.

ITEM 1.	BUSINESS

As a global leader in precision test, measurement and process control products, Schmitt helps customers save money, increase production efficiency and improve product quality across a variety of industries.

Schmitt was founded in 1987 to provide reliable solutions for in-process dynamic balancing of precision grinding machines. The Schmitt Dynamic Balance System (“SBS”) can detect and dynamically correct vibration as low as 0.02 microns to ensure product quality, and the SBS acoustic emission sensors help grinding machine operators maximize the efficiency of the grinding process, thereby increasing part throughput and lowering operating costs.

The Company’s family of products was expanded in June 2000 with the acquisition of the Acuity™ line of dimensional and distance measurement lasers. These laser products utilize both triangulation and time-of-flight measurement principles and are known for their speed and accuracy. The Acuity products are used in a wide variety of industrial, commercial and research applications.

In 2007, the Company purchased Xact™ ultrasonic measurement technology for the remote monitoring of the fill levels of propane and other liquid tanks. Together with the Xact gauge reader, the satellite-focused Xact systems can detect and communicate fill levels, along with other information such as tank size and configuration, to customers through the “Internet of Things” ecosystem using our satellite provider and a secure website. Typical users of Xact systems are bulk propane, diesel, jet fuel suppliers and ammonia users and distributors.

Today, Schmitt Industries is a world leader in providing highly precise test, measurement and process control products that help customers save money, increase production efficiency and improve product quality.

The Company was originally incorporated under the laws of British Columbia, Canada, in 1984 and was reincorporated under the laws of the State of Oregon in 1995. Schmitt is an ISO 9001 certified company.

Schmitt trades on the Nasdaq Composite Index (the “NASDAQ”) under the ticker “SMIT”.

We serve our customers and organize our business through the following reportable segments:

•

Balancer (“Balancer”) Segment. The principle product for the Balancer segment is the SBS product line, which designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines.

•

Measurement (“Measurement”) Segment. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., the Measurement segment manufacturers and sells products in two core product lines, Acuity and Xact:

–	Acuity sells products, solutions and services that includes laser and white light sensor distance, measurement and dimensional sizing products;

–	Xact includes satellite focused remote tank monitoring products and related monitoring services for markets in the Internet of Things (“IoT”) environment. The Xact products measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure web site for display.

Our two reportable segments provide a wide range of products and services to various customers.

Balancer Segment

SCHMITT DYNAMIC BALANCE SYSTEMS (SBS)

The Company’s principal product line for the Balancer segment is the Schmitt Dynamic Balance System or SBS. SBS is an industry leader that designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines. The Company provides sales and service through three primary channels: 1) United States, North America and a portion of the Asia markets through Schmitt Industries (SII), located in Portland, Oregon; 2) Europe and a portion of the Asia markets through the Company’s wholly owned subsidiary, Schmitt Europe Limited (SEL), located in Coventry, England and 3) China through the Company’s sales representative office, located in Shanghai, China.

Products and Services

SBS products are highly precise measurement and control devices for permanent or portable installation on grinding machines that can detect and correct imbalance caused by vibration as small as 0.02 microns. SBS products play a vital role for machine tool builders as they help to 1) improve product quality by reducing variability in the grinding process, 2) increase efficiency in the grinding process by eliminating grinding gap time in the grind cycle and 3) reduce machine downtime by helping to identify abnormalities in the grind cycle. SBS systems offer ease of product adaptation, quick installation and adaptability to all types of machines.

The following products are currently offered under the SBS brand:

SB-5500 Products – The SB-5500 product line is fully automated, eliminating the need to pre-balance parts, reducing machine setup time and ensuring a smoother and more efficient grinding process. The SB-5500 control panel contains up to four slots for additional functions, such as manual balancing and balancing using hydro chambers and process monitoring, which involves the detection and analysis of high frequency noise, known as acoustic emission (AE), generated by the grinding process.

The optional Acoustic Emission Monitoring System (AEMS) control card uses proprietary acoustic sensor technology to monitor the acoustic emissions signal generated on the grinding machine during key events in the grinding process. The AEMS card allows the grinding machine’s operating system to detect any unexpected contact allowing the system to stop the grinding process within one millisecond.

The SB-5500 also offers two process control cards to provide enhanced control of the grinding process: the ExactControl™ card and the ExactDress™ card. The ExactControl process control card offers multi-functional grinding process control capability by detecting and analyzing either the acoustic emissions pattern or the machine power fluctuations. Software control strategies include ExactDisplay, ExactGap, ExactTime, ExactIntegral, and ExactDress.

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

Notable features of the SBS system include its ability to fit almost all grinding machines, ease of installation, compact and modular construction, ability to balance a wheel while on a machine, virtual elimination of wheel vibration, automatic monitoring of balancing, display in a variety of languages and units of measurement, instrument grade calibration, short balance process, measurement of both displacement and/or velocity and minimal operator maintenance. The SB-5500 also offers the capability of fully integrating its operation and output within any grinding machine’s CNC operating system by the use of its IVIS (Intelligent Visualization) software.

Customers and Markets

Precision grinding is necessary in major manufacturing areas including the automotive, industrial, aerospace and medical industries where specifications and operating tolerances on machined parts are increasingly precise.

Within the Company’s customer base for the SBS system, there are three major market segments:

Machine Tool Builders – Tool builder companies design and manufacture a variety of specialty application grinding machines. SBS systems are distributed to markets throughout the world through machine tool original equipment manufacturers (OEMs), who incorporate the SBS system into their products. SBS products are designed into world-class machine builder systems.

Examples of some well-known worldwide machine tool builders who have offered and/or installed the SBS System include Fritz Studer AG (Switzerland), Shanghai Machine Tool Works (China), ANCA (Australia), Capco Machinery (U.S.), Drake Manufacturing (U.S.), Ecotech/SMTW (China/U.S.), Matrix Machine Tool (UK), Schleifring Group (Germany, China), Shaanxi Qinchuan Machinery Development Co. (China), Fives Landis Grinding (U.S.), Koyo Machinery (U.S./Japan), Micron Machinery Limited (Japan/U.S.), Hardinge (U.S.), and Weldon Solutions (U.S.).

Machine Tool Rebuilders – Tool rebuilders develop their business by completely updating and refurbishing older grinding machines. These rebuilders typically tear the old machine apart and install new components, often including the SBS system. The Company currently sells its products directly to major machine tool rebuilders throughout the world.

Grinding Machine Users – These end users become aware of the SBS system through trade shows, trade magazine advertising, distributors, field representatives, referrals and new machine suppliers. The Company’s business is conducted worldwide with some better known customers including: Black & Decker, Briggs and Stratton, Schaeffler, Caterpillar, Eaton, Regal Beloit, Cummins Engine, Ford Motor Company, General Electric, General Motors, Ingersoll Rand, Komatsu, Sumitomo Heavy Industries, SKF Bearing Industries, Timken, TRW Automotive Components and Universal Bearing.

Schmitt works closely with our OEM customers to continually improve our systems. These relationships allow us to better serve our customers as we are better positioned to provide innovative solutions that assist them to be industry leaders in efficiency and effectiveness for their machines.

For the years ended May 31, 2019, May 31, 2018 and May 31, 2017 (Fiscal 2019, 2018 and 2016), net revenues of the Company’s Balancer segment products totaled $9,080,719, $9,026,830 and $7,082,474, respectively. Net revenues of Balancer segment products accounted for 66%, 65% and 57% of the Company’s total revenues in Fiscal 2019, 2018 and 2017, respectively. See Note 5 to Consolidated Financial Statements.

Competition

The Company’s primary competitors in the Balancer segment are Marposs S.p.A., Balance Systems S.r.l. and MPM Micro Prazision Marx GmbH.

Measurement Segment

In the Measurement Segment, our measurement solutions support a wide range of industries through its laser solutions product and applications and our tank monitoring products. These products and services include the Acuity and Xact product lines.

ACUITY LASERS

Acuity sells products, solutions and services including laser and white light sensor distance, measurement and dimensional sizing products.

Products and Services

Products sold under the Acuity brand include lasers utilizing both triangulation and time-of-flight methods of measurement, and confocal chromatic white light sensors. These lasers are used in a wide range of industrial applications including manufacturing, lumber production, steel casting, glass and paper production, medical imaging, crane control and micron-level part and surface inspection.

Customers and Markets

Acuity laser measurement sensors are used for fast and accurate dimensional measurement in a wide range of applications, including factory automation, surface profile scanning, crane positioning, road profiling, tire production, semiconductor manufacturing and many other industrial and commercial applications.

The market for Acuity lasers is growing as the industry moves from a products market to a solutions-based market as customers seek tailored solutions to solve complex problems in a range of industrial and manufacturing businesses.

Competition

The Company believes the principal elements of competition include quality of ongoing technical support and maintenance coupled with responsiveness to customer needs, as well as price, product quality, reliability and performance. The Acuity products market is extremely competitive, characterized by rapidly changing technology, and includes multinational competitors. Company pricing is intended to obtain market share and meet competitive supplier prices. The market strategy is to establish products with the best quality, reliability and performance and superior economic value.

XACT REMOTE TANK MONITORING SYSTEMS

Xact product line includes satellite focused remote tank monitoring products and related monitoring services for markets in the Internet of Things (“IoT”) environment. The products measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services includes transmission of fill data from the tanks via satellite to a secure web site for display.

Products and Services

Xact Satellite Remote Tank Monitors include both ultrasonic and gauge reader sensors that provide remote fill level monitoring of propane, diesel and other tank-based liquids for tanks anywhere in the world. The Xact systems can be used to monitor tanks as small as 125 gallons (473 liters) and as large as 90,000 gallons (340,686 liters). With Xact, users access timely and accurate remote tank data on a consistent schedule or by customized critical fill alarms to optimize inventory management processes.

There are three main components to the Xact Tank Monitoring System:

Tank Sensors – Xact offers two sensors, the Xact Ultrasonic sensor and the Xact Gauge Reader.

The Xact Ultrasonic sensor incorporates patented technology and is externally mounted to the bottom of the tank with no reliance on existing mechanical gauges. The system employs a small electrical pulse, which is able to calculate the precise fill level inside using patented sonar technology (measurement accuracy to within ±2% for large tanks and ±1% for small tanks). Ultrasonic sensors work with any tank-based liquids including propane, diesel and natural gas.

The Xact gauge reader connects to the face of a float gauge and detects the fill level that is reported by the gauge. The system then transmits that data by satellite in the same manner as the Ultrasonic sensor. Float gauges have a typical accuracy range of ±4% to ±8%. Gauge readers are primarily used in the propane industry to monitor propane tanks and support refill optimization for distributors and customers.

Satellite Radio Transmitter – The Xact radio transmitter is placed on the top of the tank and is connected by cable to the tank sensor or gauge reader. The transmitter transmits the tank data using the GlobalStar® satellite network to the secure Xact website. Xact satellite telemetry provides global coverage with no dependence on land lines, cellular networks or Wi-Fi signals, making it a reliable monitoring solution for tanks located anywhere in the world.

Xact Website – The Xact website is a secured location providing controlled access to the tank data for each customer’s various tank locations. Customers can access the website to check fill levels and additional information such as temperature, battery status, GPS coordinates and map location. In addition, the data can also be integrated into customer back-office software via API. This integration can be automatically directed to a customer’s inventory or delivery management system for full automation of the delivery process.

The Xact Tank Monitoring Systems are highly dependable, providing the ability to operate in a wide range of environments with temperatures ranging from -40ºC to 60ºC.

Customers and Markets

Accessing accurate fill level information is essential to effectively manage inventory, improve delivery efficiency, reduce operating costs and increase profitability, and justify capital expenditures for fuel providers. Xact focuses on niche satellite solutions, which separates it from intense competition in the cellular monitoring industry. To reach our customers and fill gaps in cellular monitor customers, Xact partners with select cell providers in providing our Xact solution. Given our niche market, Xact is well positioned to partner with various providers to offer a full range solution.

Customers of the Xact Tank Monitoring System include large, regional and local propane distributors, such as Superior Propane (Canada), Suburban Propane (U.S.), AmeriGas (U.S.), Dassel Petroleum (U.S.) and TermoGas (Mexico). The Company is currently focusing its business development efforts on the propane industry in the United States and Canada.

Competition

Competitors offer telemetry options based on cellular or closed-loop communication networks, whereas Xact telemetry is satellite based. General tank monitoring competitors include: Anova (Wesroc), NasCorp (SkyTracker), WACnGO, Silicon Controls, TankScan, SkyBitz, Otodata, Angus Energy (Gremlin), and Tank Utility. Competitors that offer satellite telemetry include Anova (WESROC), NasCorp (SkyTracker), and Micro-Design, Inc. (LevelCon).

Other Measurement Segment Products

Also included in the Measurement segment are the following products, however, these products are either being phased out, have been sold or are no longer actively being produced:

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

In Fiscal 2019, 2018 and 2017, net revenues of Measurement products totaled $4,729,442, $4,861,233 and $5,315,169, respectively, and accounted for 34%, 35% and 43% of the Company’s total revenues in Fiscal 2019, 2018 and 2017, respectively. See Note 5 to Consolidated Financial Statements.

Revenues by Geographic Area

In Fiscal 2019, 2018 and 2017, the Company recorded net revenues of its products in the United States, its country of domicile, of $6,819,118, $6,932,943 and $6,797,469, respectively. Net revenues in the last three fiscal years by geographic areas were:

	North America	Europe	Asia	Others
Fiscal 2019	$8,217,025	$2,094,627	$3,327,352	$171,157
Fiscal 2018	$8,371,376	$2,258,495	$3,122,484	$135,708
Fiscal 2017	$8,162,340	$1,451,293	$2,500,191	$283,819

Business and Marketing Strategy

The Company designs, manufactures and markets all of its products with operations divided into a number of different channels and geographies.

Balancer Segment Products

The Company markets and sells its SBS products in a variety of ways. First, selling channels are provided by approximately 65 individuals organizations (including approximately 15 in the United States and four in China) that are independent manufacturers’ representatives and distributors.

Second, OEMs integrate the SBS products on the machine tools they produce. Users purchase the SBS products concurrently with the machine tools. End users of grinding machines that have purchased the SBS system directly from the Company, after enjoying the benefits of our products, often request that SBS products be included with the new equipment they order from OEMs. The SBS systems are often installed by machine tool builders prior to displaying their own machine tools at various trade shows, becoming endorsements that prove beneficial to the Company’s sales efforts.

Third, worldwide trade shows have proven to be an excellent source of business. Representatives from all facets of the Company’s target markets attend these trade shows where Company representatives are able to interact with these attendees and highlight SBS products.

Measurement Segment Products

Similar to the Balancer segment, the Measurement segment uses a variety of methods to market and sell its products. Primarily, our sales and marketing managers direct the overall worldwide sales and marketing efforts for the Acuity and Xact products, including the employment and management of representatives and distributors in various markets. In addition, trade shows have recently proven to be an excellent source of business. Representatives from all facets of the Company’s target markets attend these trade shows.

Backlog

The Company does not generally track backlog. Normally, orders are shipped within one to three weeks after receipt unless the customer requests otherwise.

Manufacturing

The Company uses a variety of sources for the supply of raw materials for the product lines. Essential electronic components, available in large quantities from various suppliers, are assembled into the Balancing and Measurement electronic control units under the Company’s quality and assembly standards. Company-owned software and firmware are coupled with the electronic components to provide the basis of the Company’s various electronic control units. Management believes several supply sources exist for all electronic components and assembly work incorporated into its electronic control systems. Mechanical parts for the Company’s products are produced by high quality machine shops. The Company is not dependent on any one supplier of mechanical components. In the event of supply problems, the Company believes that two or three alternatives could be developed within 30 days. The Company is subject to availability and pricing on the various components parts purchased, which has had, and may continue to have, a material impact on operations.

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

Proprietary Technology

The Company’s success depends in part on its proprietary technology, which the Company protects through patents, copyrights, trademarks, trade secrets and other measures. Ten patents and several trademarks and copyrights currently offer protection of this proprietary technology. The Company has a policy of seeking patents, where appropriate, on inventions concerning new products and improvements developed as part of its ongoing research, development and manufacturing activities. While patents provide certain legal rights of enforceability, there can be no assurance the historic legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses with respect to issued patents will, in fact, be considered substantial in the future. There can be no assurance as to the degree and range of protection any patent will afford and whether patents will be issued or the extent to which the Company may inadvertently infringe upon patents granted to others.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of its business segments. During Fiscal 2019, 2018 and 2017, the Company’s research and development expense totaled $129,040, $327,317 and $256,164, respectively.

Employees

As of July 31, 2019, the Company employed 50 individuals, none of which were covered by a collective bargaining agreement.

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

General economic conditions and uncertainties may adversely affect the Company’s business, operating results and financial condition

The Company’s operations and performance depend significantly on worldwide economic conditions, particularly in the industrial, manufacturing and automotive sectors in the U.S., Asia and Europe, and their impact on levels of capital spending. Economic factors that could adversely influence demand for the Company’s products include uncertainty about global economic conditions leading to reduced levels of investment, reduction in demand for our customers’ products, customers’ and suppliers’ access to credit and the stability of the global financial system, the overall health of our markets, unemployment and other macroeconomic factors generally affecting commercial and industrial spending behavior.

Past distress in the global financial markets and global economy resulted in reduced liquidity and a tightening of credit markets. If these conditions were to reoccur, the Company could experience several potential adverse effects, including the inability of customers to obtain credit to finance purchases of the Company’s products, the insolvency of customers resulting in reduced revenues and bad debts, and the insolvency of key suppliers resulting in product development and production delays.

The Company’s primary markets are volatile and unpredictable

The Company’s business depends on the demand for our various products in a variety of commercial and industrial markets. In the past, demand for our products in these markets has fluctuated due to a variety of factors, some of which are beyond our control, including: general economic conditions, both domestically and internationally, the timing, number and size of orders from, and shipments to, our customers as well as the relative mix of those orders and variations in the volume of orders for a particular product line in a particular quarter. Further, as a result of efforts to reduce carbon dioxide emissions, the automotive industry is expected to move towards electric propulsion vehicles, with a lower count of parts requiring grinding per drive system. This shift may negatively affect Balancer sales in the future as fewer grinding machines are used.

Technology advance and potential competition

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

Production time and the overall cost of products could increase if any of the primary suppliers are lost or if a primary supplier increased the prices of raw materials

Manufacturing operations could be adversely affected if adequate supplies of raw materials cannot be obtained in a timely manner or if raw material costs increase significantly.

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

The Company maintains a significant investment in inventories in anticipation of future revenues

The Company believes it maintains a competitive advantage by shipping product to its customers more rapidly than its competitors and therefore maintains a significant investment in inventories. These inventories are recorded using the lower of cost or net realizable method, which requires management to make certain estimates. Management evaluates the recorded inventory values based on customer demand, market trends and expected future revenues, and changes valuation estimates accordingly. A significant shortfall of revenues may result in carrying higher levels of finished goods and raw materials thereby increasing the risk of inventory obsolescence and corresponding inventory write-downs. As a result, the Company may not carry adequate reserves to offset such write-downs.

The Company faces risks from international sales and currency fluctuations

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. International sales are subject to a number of risks, including: the imposition of governmental controls; trade restrictions; difficulty in collecting receivables; changes in tariffs and taxes; difficulties in staffing and managing international operations; political and economic instability; general economic conditions; and fluctuations in foreign currencies. Specifically, currency fluctuations will impact revenues, costs and earnings. No assurances can be given that these factors will not have a material adverse effect on future international sales and operations and, consequently, on business, financial condition and results of operations.

The Company may not be able to reduce operating costs quickly enough if revenues decline

Operating expenses are generally fixed in nature and largely based on anticipated revenues. However, should future revenues decline significantly and rapidly, there is no guarantee management could take actions that would further reduce operating expenses in either a timely manner or without seriously impacting the operations of the Company.

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

Failure to protect our technology systems from cybersecurity occurrences may have an adverse effect on the Company’s operations

Our information technology systems, or those of certain key vendors or other third parties on which we rely, are subject to an increasing threat of continually evolving cybersecurity risks. A breach in the security of our systems or our key business partners’ systems could result in business disruptions, which could have a material adverse effect on our financial condition, results of operations or cash flows. The Company does not retain any customer credit card or financial information on our technology systems.

Our reorganization activities and cost saving initiatives may not achieve the results we anticipate.

Beginning in the second half of Fiscal 2019, The Company has undergone management changes and initiated a Company reorganization and cost reduction to improve profitability and optimize operational efficiencies. For example, we initiated an in-depth review of inventory carried, our sales support staff, and our pricing and cost structures. We cannot be certain that we will be able to complete these initiatives as planned or without business interruption, that these initiatives will not generate additional costs, such as severance or other charges, or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time.

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

The Company’s design and assembly facilities and executive offices are located in Portland, Oregon in three Company-owned buildings totaling approximately 40,500 square feet. SEL occupies a 1,080-square foot facility in Coventry, England pursuant to a monthly lease. The current basic monthly rent amount is £1,167 ($1,472 as of May 31, 2019).

ITEM 3.	LEGAL PROCEEDINGS

On January 8, 2019, Schmitt was served with a complaint filed by North American Satellite Corp., Insite Platform Partners, and Rick Humphreys (collectively, the “Plaintiffs”) in the Circuit Court of the State of Oregon against the Company. The complaint made various allegations specific to patent infringement, tortious interference, unfair competition, conspiracy, conspiracy to induce breach of contract, and conversion, with the total amount of $10,000,000 being sought by the Plaintiffs. The Company believed the complaint was without merit and intended to defend the claim vigorously. On April 1, 2019, Schmitt and Plaintiffs settled the complaint. Though the terms of the settlement agreement are confidential, the settlement amount was immaterial to the Company.

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

Year Ended May 31, 2018	High	Low
First Quarter	$1.90	$1.57
Second Quarter	$2.48	$1.65
Third Quarter	$3.06	$2.25
Fourth Quarter	$2.78	$1.96

Year Ended May 31, 2019	High	Low
First Quarter	$3.11	$2.29
Second Quarter	$3.01	$2.59
Third Quarter	$2.99	$2.55
Fourth Quarter	$2.57	$2.16

As of July 31, 2019, there were 4,032,878 shares of Common Stock outstanding held by approximately 60 holders of record.

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

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2019:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	380,166	$2.68	144,000
Equity compensation plans not approved by security holders	0	0	0

	380,166	$2.68	144,000

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

In thousands, except per share information

Year Ended	5/31/2019	5/31/2018	5/31/2017	5/31/2016	5/31/2015
Net sales	$13,810	$13,888	$12,398	$11,685	$13,069
Net income (loss)	$(1,211)	$211	$(1,073)	$(1,515)	$(94)
Net income (loss) per common share, basic	$(0.30)	$0.06	$(0.36)	$(0.51)	$(0.03)
Weighted average number of common shares, basic	4,006	3,423	2,996	2,996	2,996
Net income (loss) per common share, diluted	$(0.30)	$0.06	$(0.36)	$(0.51)	$(0.03)
Weighted average number of common shares, diluted	4,006	3,460	2,996	2,996	2,996
Stockholders’ equity	$8,473	$9,516	$6,977	$8,004	$9,489
Total assets	$9,865	$11,286	$9,006	$9,635	$11,104
Long-term debt (including current portion)	$29	$0	$0	$0	$0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global leader in precision test, measurement and process control products, Schmitt’s family of products help customers save money, increase production efficiency and improve product quality across a variety of industries. The Company’s family of products included SBS, Acuity and Xact and serves a variety of industries. Schmitt trades on the NASDAQ under the ticker “SMIT”.

We serve our customers and organize our business through two reportable business segments, Balancer and Measurement, as described below under “Segment Results”.

RECENT DEVELOPMENTS

Strategic Reorganization

Following the election of new Board members in October 2018, we announced a strategic reorganization on November 30, 2018. The announced strategic reorganization was to better position the Company to capitalize on the growing SBS Balancer business, while streamlining the Company and maximizing shareholder value through the disposition of non-core assets.

On July 2, 2019, we announced that the Board of Directors adopted a stockholder rights plan in an effort to protect its net operating loss carryforwards (“NOLs”) under Section 382 of the Internal Revenue Code. As of May 31, 2019, Schmitt had federal and state NOLs of approximately $5.6 million and $6.1 million, respectively, which could be used in certain circumstances to offset Schmitt’s future taxable income or otherwise payable taxes and therefore reduce its federal and state income tax liabilities. Our ability to use the NOLs would be limited in the event of an “ownership change” under Section 382 of the Internal Revenue Code and related U.S. Treasury regulations. The stockholder rights plan is intended to reduce the likelihood of an unintended ownership change occurring through the buying of Schmitt common stock and is not meant to be an anti-takeover measure.

Key Leadership Changes

On November 30, 2018, we announced, effective December 1, 2018, the transition of David Case from CEO and President to Special Advisor to the Board of Directors. Mr. Case helped to steward the reorganization through April 2019. We also announced the appointment of Michael R. Zapata as President and Executive Chairman, effective December 1, 2018. Last, we announced the retirement of Michael Ellsworth, as Chairman and director. Mr. Ellsworth was a director since 2006 and served as Chairman from 2017.

On June 26, 2019, we announced the appointment of Steven Strom as the fifth member of the Company’s Board, effective June 21, 2019. Steven Strom is an “independent director” according to the rules of the Securities and Exchange Commission and the NASDAQ and his appointment created a majority of independent directors on the Board in compliance with NASDAQ requirements. Mr. Strom is the founder of Odinbrook Global Advisors and has more than thirty years of experience advising companies in the US, Canada, Latin America, Europe and Asia.

On August 1, 2019, we announced the appointment of Michael R. Zapata as President and Chief Executive Officer, effective July 30, 2019.

Highlights of the Fiscal Year Ended May 31, 2019

•	Consolidated revenue decreased $77,902, or 0.6%, to $13,810,161 in the fiscal year ended May 31, 2019 (Fiscal 2019) from $13,888,063 in the fiscal year ended May 31, 2018 (Fiscal 2018);

•

Balancer segment revenue increased $53,889, or 0.6%, to $9,080,719 in Fiscal 2019 compared to $9,026,830 in Fiscal 2018. Measurement segment revenue decreased $131,791, or (2.7%), to $4,729,442 in Fiscal 2019 compared to $4,861,233 in Fiscal 2018.

•

Within the Measurement segment, Xact’s products and services in the “Internet of Things” industry continue to grow with monitoring revenue increasing 16.2% to $1,367,329 in Fiscal 2019 compared to $1,176,323 in Fiscal 2018.

•

Gross margin decreased to 36.0% for Fiscal 2019 from 43.7% in Fiscal 2018. This decrease is due, in part, to the inventory adjustments of $(407,558) and $(189,990) recorded during the third and fourth quarters of Fiscal 2019. These inventory adjustments were the outcome of new management’s requirement to complete an in-depth review of the inventory, with standards of the review focused on more current turnover. This review was driven by the organizational changes to the business models for the Company’s three product lines as a result of the overall reorganization efforts. These adjustments are direct charges to cost of sales and resulted in a reduction of gross margin from 40.3%, before adjustment, to 36.0% for Fiscal 2019.

•

Operating expenses increased $170,863, or 2.9%, to $6,080,805 in Fiscal 2019 compared to $5,909,942 in Fiscal 2018. These results include non-recurring reorganization, legal and other professional expenses of $752,481 incurred during Fiscal 2019 that were not incurred during the prior year.

•	Net loss was $(1,210,990), or $(0.30) per fully diluted share, for Fiscal 2019 as compared to net income of $210,639, or $0.06 per fully diluted share, for Fiscal 2018.

•	Non-GAAP EPS for Fiscal 2019 was $0.03 per fully diluted share compared to $0.06 per fully diluted share for Fiscal 2018.

RESULTS OF OPERATIONS

	Year Ended May 31,
	2019		2018		2017
Balancer segment revenue	$9,080,719	65.8%	$9,026,830	65.0%	$7,082,474	57.1%
Measurement segment revenue	4,729,442	34.2%	4,861,233	35.0%	5,315,169	42.9%

Total revenue, net	13,810,161	100.0%	13,888,063	100.0%	12,397,643	100.0%
Cost of sales	8,836,856	64.0%	7,822,749	56.3%	7,511,836	60.6%

Gross profit	4,973,305	36.0%	6,065,314	43.7%	4,885,807	39.4%

Operating expenses:
General, administration and sales	5,951,765	43.1%	5,582,625	40.2%	5,618,327	45.3%
Research and development	129,040	0.9%	327,317	2.4%	256,164	2.1%

Total operating expenses	6,080,805	44.0%	5,909,942	42.6%	5,874,491	47.4%

Operating income (loss)	(1,107,500)	(8.0%)	155,372	1.1%	(988,684)	(8.0%)
Other income (expense), net	(77,051)	(0.6%)	81,182	0.6%	(56,671)	(0.5%)

Income (loss) before income taxes	(1,184,551)	(8.6%)	236,554	1.7%	(1,045,355)	(8.4%)
Provision for income taxes	26,439	0.2%	25,915	0.2%	28,009	0.2%

Net income (loss)	$(1,210,990)	(8.8%)	$210,639	1.5%	$(1,073,364)	(8.7%)

Fiscal Year Ended May 31, 2019 Compared to Fiscal Year Ended May 31, 2018

Consolidated Revenue – Consolidated revenue decreased $77,902, or 0.6%, to $13,810,161 in Fiscal 2019 from $13,888,063 in Fiscal 2018.

Balancer segment revenue increased $53,889, or 0.6%, to $9,080,719 in Fiscal 2019 compared to $9,026,830 in Fiscal 2018. Revenue by geographic markets for the Balancer segment for the years ended May 31, 2019 and 2018 were as follows:

	Year Ended May 31,
	2019	2018	Variance
North America	$3,868,166	$3,835,913	$32,253	0.8%
Asia	3,094,888	2,854,504	240,384	8.4%
Europe	1,981,228	2,222,747	(241,519)	(10.9%)
Other	136,437	113,666	22,771	20.0%

Total Balancer segment revenue	$9,080,719	$9,026,830	$53,889	0.6%

The continued growth in Fiscal 2019 is due to growth in Asian markets, which was offset by a reduction of revenues into the Europe market driven primarily by an OEM customer’s adjustment to their project schedule and timing. While there is concern tariffs could impact our sales into the Asia market, only marginal impact has been experienced to date.

Measurement segment revenue decreased $131,791, or 2.7%, to $4,729,442 in Fiscal 2019 as compared to $4,861,233 in Fiscal 2018. Revenue by product line for the Measurement segment for Fiscal 2019 compared to Fiscal 2018 were as follows:

	Year Ended May 31,
	2019	2018	Variance
Acuity	$2,128,136	$2,363,083	$(234,947)	(9.9%)
Xact - product	1,203,893	1,196,071	7,822	0.7%
Xact - monitoring	1,367,329	1,176,323	191,006	16.2%
Lasercheck	7,500	95,046	(87,546)	(92.1%)
SMS	22,584	30,710	(8,126)	(26.5%)

Total Measurement segment revenue	$4,729,442	$4,861,233	$(131,791)	(2.7%)

The decrease in Measurement segment revenue is a reflection of two discontinued product lines, Lasercheck and SMS and a reduction in Acuity revenue due to the loss of key sales staff at the end of Fiscal 2018. The Company is taking steps to address the sales staffing levels to continue to move Acuity from a products-based business to a solutions-based business. These decreases were partially offset by the increases in Xact monitoring revenue.

Gross margin – In Fiscal 2019, gross margin decreased to 36.0% in Fiscal 2019 from 43.7% in Fiscal 2018. This decrease was due, in part, to inventory adjustments of $(407,558) and $(189,990) recorded in the third and fourth quarters of Fiscal 2019, respectively. These adjustments were the outcome of new management’s requirement to complete an in-depth review of the inventory, with standards of the review focused on more current turnover. This review was driven by the organizational changes to the business models for the Company’s three product lines as a result of the overall reorganization efforts. These adjustments are direct charges to cost of sales and resulted in a reduction of gross margin from 40.3%, before adjustment, to 36.0% for Fiscal 2019. The remainder of the variance in gross margin between the periods presented was primarily influenced by focused efforts to reduce product costs and targeted efforts to increase prices where possible, as well as shifts in the product sales mix from lower to higher margin product line sales.

Operating expenses – Operating expenses increased $170,863, or 2.9%, to $6,080,805 in Fiscal 2019 compared to $5,909,942 in Fiscal 2018. These results include non-recurring reorganization and legal expenses of $752,481 incurred during Fiscal 2019 that are not expected to be incurred in future periods.

Items included in the non-recurring reorganization and legal expenses were as follows:

•	Employee severance and termination benefits of $248,522;

•	Cancellation of agreements with certain contractors and service providers amounting to $42,525 in non-recurring expense;

•

Legal and other professional expenses incurred totaling $403,751 related to the Company’s 2018 proxy and certain legal proceedings associated with a complaint filed against the Company, which occurred primarily during the third quarter of Fiscal 2019, and;

•	Curtailment of work provided by certain consultants, which amounted to $57,683 in Fiscal 2019 expense.

Other items that impacted operating expenses in Fiscal 2019 include:

•	Decrease in commission expense in the amount of $179,876, or 19.6%, as a result of the restructuring of the Company’s sales commissions programs that occurred during Fiscal 2018;

•

Decrease in trade show expenses in the amount of $39,949, or 17.2%, and decrease in sales travel in the amount of $51,326, or 29.7%, due to timing of certain trade shows for our three product lines; and

•

Decrease in research and development expense in the amount of $198,277, or 60.6%, as a result of the shift of engineering resources towards support of existing product initiatives rather than research and development.

Other income (expense) – Other income (expense) consists of interest income, interest expense, foreign currency exchange gain (loss) and other income (expense). Interest income was $24,221 in Fiscal 2019 compared to $10,955 in Fiscal 2018. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense was $12,160 in Fiscal 2019 compared to $1,401 in Fiscal 2018. Foreign currency exchange loss was $89,162 for the year ended May 31, 2019 compared to foreign currency exchange gain of $72,216 for the year ended May 31, 2018. The foreign currency exchange gain and loss fluctuates with the strength of foreign currencies against the U.S. dollar during the respective periods.

Adjusted EBITDA – Adjusted EBITDA, which excludes the non-recurring reorganization, legal and other professional expense and the inventory adjustments, was $365,986 for Fiscal 2019 as compared to Adjusted EBITDA of $443,194 for Fiscal 2018.

Reconciliation of EBITDA to Adjusted EBITDA – Adjusted EBITDA for Fiscal 2019 and 2018 is calculated as follows:

	Fiscal Year Ended May 31, 2019	Fiscal Year Ended May 31, 2018
Net loss	$(1,210,990)	$210,639
Provision for income taxes	26,439	25,915
Depreciation and amortization	188,348	205,239
Interest expense	12,160	1,401

EBITDA	(984,043)	443,194
Inventory adjustments	597,548	-
Non-recurring reorganization, legal and other professional expenses	752,481	-

Adjusted EBITDA (non-GAAP)	$365,986	$443,194

Provision for income taxes – The effective tax rate in Fiscal 2019 was (2.2)%. The effective tax rate in Fiscal 2018 was 11.0%. The effective tax rate on consolidated net income in Fiscal 2019 and Fiscal 2018 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

Net income (loss) – Net loss was $(1,210,990), or $(0.30) per fully diluted share, for the year ended May 31, 2019 compared to net income of $210,639, or $0.06 per fully diluted share, for the year ended May 31, 2018.

Reconciliation of Adjusted Net Income and Non-GAAP EPS — Adjusted net income excludes the inventory adjustments and non-recurring reorganization, legal and other professional expenses. See reconciliation of net loss to adjusted net income and the resulting impact on earnings per fully diluted share as follows:

Fiscal Year Ended May 31, 2019
Net loss	$(1,210,990)
Inventory adjustments	597,548
Non-recurring reorganization, legal and other professional expenses	752,481

Adjusted net income (non-GAAP)	$139,039

Non-GAAP earnings per fully diluted share	$0.03

Adjusted EBITDA and adjusted net income are not financial measures defined by Generally Accepted Accounting Principles (GAAP). Generally a non-GAAP financial measure is a numerical measure that either excludes or includes amounts that are not normally excluded or included in the most direct comparable measure calculated and presented in accounting with GAAP. Adjusted EBITDA and adjusted net income should not be construed as a substitute for net income (loss) as Adjusted EBITDA and adjusted net income are not defined by GAAP.

Fiscal Year Ended May 31, 2018 Compared to Fiscal Year Ended May 31, 2017

Consolidated Revenue – Consolidated revenue increased $1,490,420, or 12.0%, to $13,888,063 for the fiscal year ended May 31, 2018 (Fiscal 2018) from $12,397,643 in the fiscal year ended May 31, 2017 (Fiscal 2017).

Balancer segment revenue increased $1,944,356, or 27.5%, to $9,026,830 in Fiscal 2018 compared to $7,082,474 in Fiscal 2017. This increase was attributed to stronger sales in each of our target markets. Revenue by geographic markets for the Balancer segment for the years ended May 31, 2018 and 2017 were as follows:

	Year Ended May 31,
	2018	2017	Variance
North America	$3,835,913	$3,337,215	$498,698	14.9%
Asia	2,854,504	2,300,682	553,822	24.1%
Europe	2,222,747	1,261,387	961,360	76.2%
Other	113,666	183,190	(69,524)	(38.0%)

Total Balancer segment revenue	$9,026,830	$7,082,474	$1,944,356	27.5%

Measurement segment revenue decreased $453,936, or 8.5%, to $4,861,233 in Fiscal 2018 as compared to $5,315,169 in Fiscal 2017. During Fiscal 2017, the Company made the decision to no longer focus on and eventually phase out the SMS and Lasercheck product lines, which have historically been included in the Measurement segment. Revenue by product line for the Measurement segment for Fiscal 2018 compared to Fiscal 2017 were as follows:

	Year Ended May 31,
	2018	2017	Variance
Acuity	$2,363,083	$2,471,684	$(108,601)	(4.4%)
Xact - product	1,196,071	1,414,586	(218,515)	(15.4%)
Xact - monitoring	1,176,323	1,022,209	154,114	15.1%
Lasercheck	95,046	90,911	4,135	4.5%
SMS	30,710	315,779	(285,069)	(90.3%)

Total Measurement segment revenue	$4,861,233	$5,315,169	$(453,936)	(8.5%)

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

Other income (expense) – Other income (expense) consists of interest income, interest expense, foreign currency exchange gain (loss) and other income (expense). Interest income was $10,955 in Fiscal 2018 compared to $2,309 in Fiscal 2017. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense, which is primarily related to the capital lease of a piece of manufacturing equipment, was $1,401 in Fiscal 2018 compared to $2,982 in Fiscal 2017. Foreign currency exchange gain was $72,216 for the year ended May 31, 2018 compared to foreign currency exchange loss of $63,744 for the year ended May 31, 2017. The foreign currency exchange gain and loss fluctuates with the strength of foreign currencies against the U.S. dollar during the respective periods.

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

Net income (loss) – Net income was $210,639, or $0.06 per fully diluted share, for the year ended May 31, 2018 as compared to net loss of $1,073,364, or $(0.36) per fully diluted share, for the year ended May 31, 2017. Net income for Fiscal 2018 was the result of the combination of increased revenues in the Balancing segment and increases in the overall gross margin.

LIQUIDITY AND CAPITAL RESOURCES

While cash, cash equivalents and restricted cash decreased $644,098 from $2,111,533 as of May 31, 2018 to $1,467,435 as of May 31, 2019, the Company finished Fiscal 2019 by increasing its cash, cash equivalents and restricted cash balance by $241,670 from $1,225,765 at February 28, 2019.

The Company’s working capital decreased $978,056 to $7,269,917 as of May 31, 2019 compared to $8,247,973 as of May 31, 2018. The reduction in working capital in Fiscal 2019 was primarily impacted by the reduction in inventories and the use of cash for accounts payable.

Accounts payable decreased $527,894 from $1,024,256 at May 31, 2018 to $496,362 at May 31, 2019, which was driven by the reorganization efforts and the re-evaluation of the Company’s policies and procedures, including reductions in the timelines for accounts payable. The reduction in accounts payable is a reflection of a healthier balance sheet and bringing accounts payable current.

Inventories decreased $691,844 to $5,019,044 as of May 31, 2019 compared to $5,710,888 as of May 31, 2018. This decrease was due, in part, to inventory adjustments of $(407,558) and $(189,990) recorded in the third and fourth quarters of Fiscal 2019, respectively. These inventory adjustments were the outcome of new management’s requirement to complete an in-depth review of the inventory, with standards of the review focused on more current turnover. This review was driven by the organizational changes to the business models for the Company’s three product lines as a result of the overall reorganization efforts. Additional reduction in inventory is a reflection of the Company’s efforts to streamline inventory purchases as they focus on increased turns and lean purchasing.

Other items that impacted working capital included the changes in accounts receivable, customer deposits and prepayments and other accrued liabilities. At May 31, 2019, accounts receivable decreased $50,792 to $1,996,240 compared to $2,047,032 as of May 31, 2018. The decrease in accounts receivable was due to the timing of collections. Customer deposits and prepayments, which fluctuate from period to period depending on the nature of the customer orders and their credit profile, decreased from $249,579 at May 31, 2018 to $188,236 at May 31, 2019. Other accrued liabilities increased $109,057 to $218,268 at May 31, 2019 compared to $109,211 at May 31, 2018. This increase was driven by the short-term financing of the purchased enterprise resource planning software, with the remainder of the increase due to amounts owing for services rendered in Fiscal 2019 for which invoices had not yet been received.

Cash used in operating activities was $716,613 in Fiscal 2019 as compared to cash used in operating activities of $1,002,849 and $148,288 in Fiscal 2018 and Fiscal 2017, respectively. The net loss and decrease in the accounts payable balance were the primary drivers of the overall operating cash usage for Fiscal 2019. The most significant component of the cash used in operating activities for Fiscal 2018 was the cash used for the investment in inventory, which occurred after the successful completion of the Rights Offering in December 2017. The amount of cash used in operating activities for Fiscal 2017 was primarily impacted by the amount of net loss and the increase in accounts receivable, offset by decreases in inventories and increases in accounts payable.

Net cash used in investing activities of $6,473, $6,967 and $98 for Fiscal 2019, 2018 and 2017, respectively, includes purchases of computers and other office-related equipment. Fiscal 2017 also includes the results of the purchase of one vehicle and the proceeds from the disposition of two vehicles.

Net cash provided by financing activities of $52,122 for the year ended May 31, 2019 was primarily due to the proceeds associated with the exercise of options for the issuance of common stock. On December 20, 2017, the Company completed its Subscription Rights Offering (the “Rights Offering”) in which 998,635 common shares were issued, resulting in proceeds to the Company, net of expenses, of $2,386,029 which is reflected in net cash provided by financing activities for the year ended May 31, 2018. Pursuant to the Rights Offering, the Company issued one right for each common share to shareholders of record as of November 27, 2017. Holders of the rights were entitled to purchase common shares by submitting three rights and $2.50 for each share to be purchased. The new shares were issued on December 27, 2017.

We believe that our existing cash balances combined with the cash we anticipate to generate from operating activities and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

QUARTERLY FINANCIAL DATA

In thousands, except per share information (unaudited)

2019 Quarter Ended	August 31	November 30	February 28	May 31
Consolidate revenue	$3,440	$3,503	$3,082	$3,785
Gross profit	$1,340	$1,363	$1,012	$1,274
Net loss	$(212)	$(255)	$(475)	$(269)
Net loss per share, basic	$(0.05)	$(0.06)	$(0.12)	$(0.07)
Net loss per share, diluted	$(0.05)	$(0.06)	$(0.12)	$(0.07)

2018 Quarter Ended	August 31	November 30	February 28	May 31
Consolidate revenue	$3,084	$3,771	$3,239	$3,794
Gross profit	$1,400	$1,726	$1,322	$1,617
Net income (loss)	$(134)	$103	$16	$226
Net income (loss) per share, basic	$(0.04)	$0.03	$0.00	$0.07
Net income (loss) per share, diluted	$(0.04)	$0.03	$0.00	$0.07

Critical Accounting Policies

Revenue Recognition – The Company determines the amount of revenue it recognizes associated with the transfer of each product or service. For sales of products or delivery of monitoring services to all customers, each transaction is evaluated to determine whether there is approval and commitment from both the Company and the customer for the transaction; whether the rights of each party are specifically identified; whether the transaction has commercial substance; whether collectability from the customer is probable at the inception of the contract and whether the transaction amount is defined. If a transaction to sell products or provide monitoring services meets all of the above criteria, revenue is recognized for the sales of product at the time of shipment or for monitoring services at the completion of the month in which monitoring services are provided.

The Company incurs commissions associated with the sales of products, which are accrued and expensed at the time the product is shipped. These amounts are recorded within general, administration and sales expense. The Company also incurs costs related to shipping and handling of its products, the costs of which are expensed as incurred as a component of cost of sales. Shipping and handling fees billed to customers are recognized at the time of shipment as a component of net revenues.

Allowance for Doubtful Accounts – The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to the Company’s domestic and international customers. In the event there is doubt about whether a customer’s account is collectible, a reserve is provided. If these analyses lead management to the conclusion that the customer’s account is uncollectible, the balance will be directly charged to bad debt expense.

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

Deferred Taxes – The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated, and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax assets can be fully utilized.

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

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2019. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its cash equivalents.

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

Foreign Currency Risk

The Company markets and sells its products worldwide and international sales have accounted for and are expected to continue to account for a significant portion of future revenue. The Company operates a subsidiary in the United Kingdom and acquires certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. Results of operations included foreign exchange gains/(losses) of $(89,162), $72,216 and $(63,744) for Fiscal 2019, 2018 and 2017, respectively. The foreign exchange gains or losses are primarily attributable to Company’s United Kingdom subsidiary, Schmitt Europe, Ltd.

Item 8.	Financial Statements and Supplementary Data

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2019	May 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,411,732	$2,053,181
Restricted cash	55,703	58,352
Accounts receivable, net	1,996,240	2,047,032
Inventories	5,019,044	5,710,888
Prepaid expenses	150,975	148,924

	8,633,694	10,018,377
Property and equipment, net	839,374	770,915
Other assets
Intangible assets, net	392,185	496,768

TOTAL ASSETS	$9,865,253	$11,286,060

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$496,362	$1,024,256
Accrued commissions	200,116	194,797
Accrued payroll liabilities	239,476	188,568
Customer deposits and prepayments	188,236	249,579
Other accrued liabilities	218,268	109,211
Income taxes payable	491	3,993
Current portion of long-term liabilities	20,828	0

Total current liabilities	1,363,777	1,770,404

Long-term liabilities	28,543	0

Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 4,032,878 shares issued and outstanding at May 31, 2019 and 3,994,545 shares issued and outstanding at May 31, 2018	13,245,439	13,085,652
Accumulated other comprehensive loss	(527,827)	(536,307)
Accumulated deficit	(4,244,679)	(3,033,689)

Total stockholders’ equity	8,472,933	9,515,656

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,865,253	$11,286,060

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended May 31,
	2019	2018	2017
Net sales	$13,810,161	$13,888,063	$12,397,643
Cost of sales	8,836,856	7,822,749	7,511,836

Gross profit	4,973,305	6,065,314	4,885,807

Operating expenses:
General, administration and sales	5,951,765	5,582,625	5,618,327
Research and development	129,040	327,317	256,164

Total operating expenses	6,080,805	5,909,942	5,874,491

Operating income (loss)	(1,107,500)	155,372	(988,684)
Other income (expense), net	(77,051)	81,182	(56,671)

Income (loss) before income taxes	(1,184,551)	236,554	(1,045,355)
Provision for income taxes	26,439	25,915	28,009

Net income (loss)	$(1,210,990)	$210,639	$(1,073,364)

Net income (loss) per common share, basic	$(0.30)	$0.06	$(0.36)

Weighted average number of common shares, basic	4,005,795	3,422,724	2,995,910

Net income (loss) per common share, diluted	$(0.30)	$0.06	$(0.36)

Weighted average number of common shares, diluted	4,005,795	3,460,339	2,995,910

Comprehensive income (loss)
Net income (loss)	$(1,210,990)	$210,639	$(1,073,364)
Foreign currency translation adjustment	8,480	(108,735)	(33,054)

Total comprehensive income (loss)	$(1,202,510)	$101,904	$(1,106,418)

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2019	2018	2017
Cash flows relating to operating activities
Net income (loss)	$(1,210,990)	$210,639	$(1,073,364)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	188,348	205,239	219,082
(Gain) loss on disposal of property and equipment	0	619	(7,223)
Stock based compensation	94,621	50,336	79,765
Inventory adjustment	597,548	0	0
(Increase) decrease in:
Accounts receivable	24,538	311,433	(272,506)
Inventories	96,610	(1,494,009)	478,532
Prepaid expenses	(3,119)	(32,463)	14,267
Income taxes receivable	0	7,310	1,122
Increase (decrease) in:
Accounts payable	(523,410)	(78,049)	230,242
Accrued liabilities and customer deposits and prepayments	22,743	(187,897)	181,795
Income taxes payable	(3,502)	3,993	0

Net cash used in operating activities	(716,613)	(1,002,849)	(148,288)

Cash flows relating to investing activities
Purchase of property and equipment	(6,473)	(8,467)	(52,633)
Proceeds from sale of property and equipment	0	1,500	52,535

Net cash used in investing activities	(6,473)	(6,967)	(98)

Cash flows relating to financing activities
Common stock issued through rights offering, net of expenses	0	2,386,029	0
Payments on long-term liabilities	(13,044)	0	0
Common stock issued through exercise of options	65,166	0	0

Net cash provided by financing activities	52,122	2,386,029	0

Effect of foreign exchange translation on cash	26,866	(132,287)	27,307

Increase (decrease) in cash and cash equivalents	(644,098)	1,243,926	(121,079)
Cash, cash equivalents and restricted cash, beginning of period	2,111,533	867,607	988,686

Cash, cash equivalents and restricted cash, end of period	$1,467,435	$2,111,533	$867,607

Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment through financed payables	$145,784	$0	$0

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$29,940	$14,661	$27,772

Cash paid during the year for interest	$12,160	$1,401	$2,982

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Amount	Accumulated other comprehensive loss	Retained earnings	Total
Balance, May 31, 2016	2,995,910	$10,569,522	$(394,518)	$(2,170,964)	$8,004,040
Stock based compensation	0	79,765	0	0	79,765
Net loss	0	0	0	(1,073,364)	(1,073,364)
Other comprehensive loss	0	0	(33,054)	0	(33,054)

Balance, May 31, 2017	2,995,910	10,649,287	(427,572)	(3,244,328)	6,977,387
Stock based compensation	0	50,336	0	0	50,336
Common stock issued in connection with rights offering, net of expenses	998,635	2,386,029	0	0	2,386,029
Net income	0	0	0	210,639	210,639
Other comprehensive loss	0	0	(108,735)	0	(108,735)

Balance, May 31, 2018	3,994,545	13,085,652	(536,307)	(3,033,689)	9,515,656
Stock options exercised net of related tax benefit of $0	38,333	65,166	0	0	65,166
Stock-based compensation	0	94,621	0	0	94,621
Net loss	0	0	0	(1,210,990)	(1,210,990)
Other comprehensive income	0	0	8,480	0	8,480

Balance, May 31, 2019	4,032,878	$13,245,439	$(527,827)	$(4,244,679)	$8,472,933

The accompanying notes are an integral part of these consolidated statements.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

NOTE 1:

THE COMPANY

Schmitt was founded in 1987 to provide reliable solutions for in-process dynamic balancing of precision grinding machines. The Schmitt Dynamic Balance System (“SBS”) was created to serve this precision grinding industry. The SBS systems can detect and dynamically correct vibration as low as 0.02 microns to ensure product quality, and the SBS acoustic emission sensors help grinding machine operators maximize the efficiency of the grinding process, thereby increasing part throughput and lowering operating costs.

The Company’s family of products was expanded in June 2000 with the acquisition of the Acuity™ line of dimensional and distance measurement lasers. These laser products utilize both triangulation and time-of-flight measurement principles and are known for their speed and accuracy. The Acuity products are used in a wide variety of industrial, commercial and research applications.

In 2007, the Company purchased Xact™ ultrasonic measurement technology for the remote monitoring of the fill levels of propane and other liquid tanks. Together with the Xact gauge reader, the satellite-focused Xact systems can detect and communicate fill levels, along with other information such as tank size and configuration, to customers through the “Internet of Things” ecosystem using our satellite provider and a secure website. Typical users of Xact systems are bulk propane, diesel, jet fuel suppliers and ammonia users and distributors.

The Company was originally incorporated under the laws of British Columbia, Canada, in 1984 and was reincorporated under the laws of the State of Oregon in 1995. Schmitt is an ISO 9001 certified company.

We serve our customers and organize our business through the following reportable segments:

•

Balancer (“Balancer”) Segment. The principle product for the Balancer segment is the SBS product line, which designs, manufactures and sells computer-controlled vibration detection, balancing and process control systems for the worldwide machine tool industry, particularly for grinding machines.

•

Measurement (“Measurement”) Segment. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., the Measurement segment manufacturers and sells products in two core product lines, Acuity and Xact:

–	Acuity sells products, solutions and services that includes laser and white light sensor distance, measurement and dimensional sizing products;

–

Xact includes satellite focused remote tank monitoring products and related monitoring services for markets in the Internet of Things (“IoT”) environment. The Xact products measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure web site for display.

NOTE 2:

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include those of the Company and its wholly owned subsidiaries: Schmitt Measurement Systems, Inc., Schmitt Europe, Ltd. and Schmitt Industries (Canada) Limited. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

Reclassification

Certain amounts in the prior period consolidated balance sheet have been reclassified to conform to the presentation of the current period. These reclassifications had no effect on the statement of operations, comprehensive income (loss) or cash flows.

Revenue Recognition

On June 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

The Company determines the amount of revenue it recognizes associated with the transfer of each product or service. For sales of products or delivery of monitoring services to all customers, each transaction is evaluated to determine whether there is approval and commitment from both the Company and the customer for the transaction; whether the rights of each party are specifically identified; whether the transaction has commercial substance; whether collectability from the customer is probable at the inception of the contract and whether the transaction amount is defined. If a transaction to sell products or provide monitoring services meets all of the above criteria, revenue is recognized for the sales of product at the time of shipment or for monitoring services at the completion of the month in which monitoring services are provided.

The Company incurs commissions associated with the sales of products, which are accrued and expensed at the time the product is shipped. These amounts are recorded within general, administration and sales expense. The Company also incurs costs related to shipping and handling of its products, the costs of which are expensed as incurred as a component of cost of sales. Shipping and handling fees billed to customers, which are recognized at the time of shipment as a component of net revenues, were $202,615, $207,501 and $155,077 for the years ended May 31, 2019, 2018 and 2017, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company generally invests its excess cash in money market funds. The Company’s investment policy also allows for cash to be invested in investment grade highly liquid securities, and the Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. The Company’s cash consists of demand deposits in large financial institutions. At times, balances may exceed federally insured limits.

Restricted cash consists of an amount received from a customer in December 2017 as part of an on-going contract. The services being provided under this contract are on-going and expected to be completed in the first half of Fiscal 2020. Once the services under this contract are complete and acceptance has been provided by the customer, the restrictions on this advance cash payment will be released.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheets as of May 31, 2019 and 2018 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the respective years then ended:

	2019	2018
Cash and cash equivalents	$1,411,732	$2,053,181
Restricted cash	55,703	58,352

Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$1,467,435	$2,111,533

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. In the event there is doubt about whether a customer account is collectible, a reserve is provided. If these analyses lead management to the conclusion that a customer account is uncollectible, the balance will be directly charged to bad debt expense. The allowance for doubtful accounts was $43,388 and $95,207 as of May 31, 2019 and 2018, respectively.

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

	2019	2018
Raw materials	$2,222,245	$2,796,691
Work-in-process	1,020,683	1,009,424
Finished goods	1,776,116	1,904,773

	$5,019,044	$5,710,888

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

	2019	2018
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,403,755	1,252,598
Vehicles	44,704	44,704

	3,561,983	3,410,826
Less accumulated depreciation	(2,722,609)	(2,639,911)

	$839,374	$770,915

Intangible Assets

Amortizable intangible assets, which include purchased technology and patents, are amortized over their estimated useful lives ranging from five to seventeen years. As of May 31, 2019 and 2018, amortizable intangible

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

assets were $2,200,883, and accumulated amortization was $1,808,698 and $1,704,115, respectively. Amortization expense for each of the following years ending May 31 is expected to be as follows:

Year ending May 31,
2020	$104,583
2021	104,583
2022	104,583
2023	78,436
2024	0
Thereafter	0

$392,185

Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2019, no impairment existed.

Customer deposits and prepayments

Customer deposits and prepayments consists of amounts received from customers as prepayments for orders that have been received and have been produced but have not yet shipped, credit balances for items returned by customers for which refunds have not yet been provided and deposits made by customers in advance of production. For the years ended May 31, 2019 and 2018, the balance also includes an amount received from a customer in December 2017 as part of an on-going contract. The services being provided under this contract are expected to be completed in the first half of Fiscal 2020, at which time the amount will be considered to be earned.

Other accrued liabilities

Other accrued liabilities include an accrual for warranty reserve and sales return reserve, amount financed on a short-term arrangement for the purchase of the Company’s new enterprise resource planning software and amounts owing under various professional fee contracts for which invoices have not yet been received.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

Long-term liabilities and current portion of long-term liabilities

Long-term liabilities consist of a financing arrangement executed for the purchase of certain property and equipment over a term of 36 months. Future minimum commitments under this agreement for the each of the years ending May 31 are as follows:

Years ending May 31,
2020	$24,105
2021	24,105
2022	6,009
2023	0
2024	0

Total future minimum payments	54,219
Less: amount representing interest	(4,848)

Present value of minimum payments of long-term liabilities	$49,371

Current portion of long-term liabilities	20,828
Long-term liabilities	28,543

$49,371

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

Advertising

Advertising costs included in general, administration and sales, are expensed when the advertising first takes place. Advertising expense was $28,187, $71,280 and $30,500 for the years ended May 31, 2019, 2018 and 2017, respectively.

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

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. 43,751, 0 and 0 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the years ended May 31, 2019, 2018 and 2017, respectively.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk are trade accounts receivable. Credit terms generally require an invoice to be paid within 30 to 60 days or include a discount of up to 1.5% if the invoice is paid within ten days, with the net amount payable in 30 days. Terms are set for each account depending on the customer’s credit standing with the Company.

Financial Instruments

The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, accounts payable and the current portion of long-term liability) approximates fair value because of their short-term maturities.

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

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. Subsequent amendments have been issued by the FASB to clarify the codification and to correct unintended application of the new guidance. The ASU is required to be applied using a retrospective approach with two disclosure methods permissible. The full retrospective approach requires that the guidance be applied to each lease that existed at the beginning of the earliest comparative period presented. The modified retrospective approach requires that the guidance be applied to each lease that existed as of the beginning of the reporting period in which the entity first applied the standard. The Company will adopt the new standard on June 1, 2019 using the modified retrospective approach. The Company is substantially complete with its lease contract and business process review to support recognition and disclosures under this new guidance. Based on these efforts, the Company expects the adoption will not result in a material increase in the assets and liabilities on its Consolidated Balance Sheets and is not expected to have a material effect on the results of operations or cash flows.

NOTE 3:

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

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

The provision for income taxes is as follows:

	Year ended May 31,
	2019	2018	2017
Current	$26,439	$25,915	$28,009
Deferred	329,035	(808,548)	356,169
Change in valuation allowance	(329,035)	808,548	(356,169)

Total provision for income taxes	$26,439	$25,915	$28,009

Deferred tax assets are comprised of the following components:

	2019	2018
Basis difference of assets	$182,654	$202,763
Inventory related items	169,585	189,893
Other reserves and liabilities	74,694	87,519
Net operating loss carryforward	1,507,141	1,136,358
General business and other credit carryforward	489,327	456,343
Other deferred items, net	7,692	29,182

Gross deferred tax assets	2,431,093	2,102,058
Deferred tax asset valuation allowance	(2,431,093)	(2,102,058)

Net deferred tax asset	$0	$0

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax bases of assets and liabilities. During the year ended May 31, 2019, the Company increased its valuation allowance $329,035 as a result of the increase in the Company’s deferred tax assets most of which was due to the increase in net operating losses carryforwards generated by the Fiscal 2019 results. During the year ended May 31, 2018, the Company decreased its valuation allowance $808,548 as a result of the decrease in the Company’s deferred tax assets due to the impact of the reduction of the corporate rate as part of the Tax Act and income generated in Fiscal 2018. During year ended May 31, 2017, the Company increased its valuation allowance $356,169 as a result of the increase in the Company’s deferred tax assets. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent losses have been given more weight than projected future income when determining the need for a valuation allowance.

The Company has federal net operating loss carryforwards of approximately $5.6 million which begin to expire in 2030 along with the federal general business and other credit carryforwards. The Company has state net operating loss carryforwards of approximately $6.1 million which begin to expire in 2024.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax loss due to the following:

	Year ended May 31,
	2019	2018	2017
Statutory federal tax rate	21.0%	28.6%	34.0%
State taxes, net of federal benefit	5.3	2.6	4.4
Change in deferred tax valuation allowance	(25.7)	(350.8)	(34.1)
Impact of Tax Act	0.0	329.8	0.0
Stock-based compensation	(1.8)	6.6	(2.2)
R&E tax credits	1.8	1.6	(1.6)
Effect of foreign income tax rates	(3.4)	1.3	0.3
Deferred tax true-up	4.1	(12.6)	(1.8)
State minimum taxes	(1.0)	5.1	(1.1)
Permanent and other differences	(2.5)	(1.2)	(0.6)

Effective tax rate	(2.2)%	11.0%	(2.7)%

Each year the Company files income tax returns in the various federal, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. The liability for unrecognized tax benefits was $0 as of May 31, 2019 and 2018.

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of May 31, 2019 and 2018.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for the years ended May 31, 2016 and after are subject to examination. In the United Kingdom, tax year for the year ended May 31, 2018 is subject to examination.

NOTE 4:

COMMITMENTS AND CONTINGENCIES

The Company entered into a 5-year lease of manufacturing equipment in May 2014. The lease is classified as a capital lease and the asset, valued at $38,890, is included in the furniture, fixtures and equipment amount in Note 2 – Property and Equipment as of May 31, 2019 and 2018. The lease ended in May 2019 and the ownership for the asset was transferred to the Company in June 2019 when the Company executed the buy-out option for the lease.

The Company leases certain vehicles and equipment to support operations under non-cancelable operating leases and other contractual obligations. Total lease expense under operating leases for the years ended May 31, 2019, 2018 and 2017 amounted to $49,349, $47,829 and $47,695, respectively. The Company also has certain office leases that are currently month-to-month.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

The future minimum commitments under operating leases for each of the years ending May 31 are as follows:

Year ending May 31,
2020	$43,039
2021	19,080
2022	19,080
2023	15,900
2024	0
Thereafter	0

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (“TMA”), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net sales (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the years ended May 31, 2019, 2018 and 2017 amounted to $1,126, $1,527 and $15,407, respectively.

NOTE 5:

SEGMENT INFORMATION

The Company has two reportable business segments, Balancer and Measurement. Balancer focuses on dynamic balancing and process control systems for the machine tool industry and Measurement focuses on laser-based test and measurement systems and ultrasonic measurement products. The Company operates in three principal geographic markets: North America, Europe and Asia.

	Year Ended May 31,
	2019		2018		2017
	Balancer	Measurement	Balancer	Measurement	Balancer	Measurement
Net revenues	$9,080,719	$4,729,442	$9,026,830	$4,861,233	$7,082,474	$5,315,169

Operating income (loss)	$(1,508,058)	$400,558	$(50,686)	$206,058	$(931,770)	$(56,914)

Depreciation expense	$47,768	$35,997	$63,390	$37,266	$70,018	$37,534

Amortization expense	$0	$104,583	$0	$104,583	$0	$111,530

Capital expenditures	$152,257	$0	$4,353	$4,114	$46,495	$6,138

Inventory adjustments of $(384,295) for the Balancer segment and $(213,253) for the Measurement segment are included in operating income (loss) for Fiscal 2019.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

Geographic Information

	Year Ended May 31,
	2019	2018	2017
North America	$8,217,025	$8,371,376	$8,162,340
Europe	2,094,627	2,258,495	1,451,293
Asia	3,327,352	3,122,484	2,500,191
Other markets	171,157	135,708	283,819

Total net revenues	$13,810,161	$13,888,063	$12,397,643

	Year Ended May 31,
	2019		2018		2017
	United States(2)	Europe(1)	United States(2)	Europe(1)	United States(2)	Europe(1)
Operating income (loss)	$(1,290,664)	$183,164	$(225,594)	$380,966	$(947,514)	$(41,170)

Depreciation expense	$83,765	$0	$100,656	$0	$107,552	$0

Amortization expense	$104,583	$0	$104,583	$0	$111,530	$0

Capital expenditures	$152,257	$0	$8,467	$0	$52,633	$0

(1)	“Europe” is defined in the above chart to include results from the European subsidiary, Schmitt Europe Ltd.
(2)	“United States” is defined to include remainder of the results not included in the results from the European subsidiary.

Segment and Geographic Assets

	May 31, 2019	May 31, 2018
Segment assets to total assets
Balancer	$5,805,796	$6,461,974
Measurement	2,592,022	2,712,553
Corporate assets	1,467,435	2,111,533

Total assets	$9,865,253	$11,286,060

Geographic assets to long-lived assets
United States(2)	$837,228	$770,915
Europe (1)	2,146	0

Total assets	$839,374	$770,915

Geographic assets to total assets
United States(2)	$8,578,770	$10,110,683
Europe(1)	1,286,483	1,175,377

Total assets	$9,865,253	$11,286,060

(1)	“Europe” is defined in the above chart to include assets held by the European subsidiary, Schmitt Europe Ltd.
(2)	“United States” is defined to include the remainder of the assets not held by the European subsidiary.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

NOTE 6:

STOCKHOLDER RIGHTS AGREEMENT

On July 1, 2019, the Company entered into a Section 382 Rights Agreement with Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (the “Rights Agreement”) in an effort to protect stockholder value by attempting to diminish the risk that the Company’s ability to use its net operating losses (“NOLs”) to reduce U.S. taxable income and tax liabilities in future taxable periods may become substantially limited.

The Rights Agreement is intended to act as a deterrent to any person acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock, no par value (“Common Stock”) without the approval of the Company’s Board of Directors (the “Board”). Stockholders who beneficially own 4.9% or more of the outstanding Common Stock as of the close of business on July 1, 2019 will not trigger the Rights Agreement so long as they do not acquire beneficial ownership of additional shares of Common Stock representing 0.5% or more of the outstanding Common Stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding shares of Common Stock or pursuant to a split or subdivision of the outstanding shares of Common Stock) at a time when they still beneficially own 4.9% or more of the outstanding Common Stock. In addition, the Board retains the sole discretion to exempt any person or group from the penalties imposed by the Rights Agreement.

The Board remains open to all alternatives to maximize stockholder value, and may in its sole discretion, exempt a proposed acquisition of Common Stock from the Rights Agreement, including if it determines that the acquisition is in the Company’s best interests, or if it will not jeopardize the Tax Benefits. The Rights Agreement is not expected to interfere with any merger or other business combination approved by the Board.

The Board authorized the issuance of one right (a “Right”) for each outstanding share of Common Stock payable to stockholders of record as of the close of business on July 19, 2019 (the “Record Date”). One Right will also be issued together with each share of the Company’s Common Stock issued after the Record Date but before the Distribution Date (as defined below) and, in certain circumstances, after the Distribution Date. Subject to the terms, provisions and conditions of the Rights Agreement, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, no par value, of the Company (the “Series A Preferred Stock”) for a purchase price of $11.25 (the “Purchase Price”). If issued, each one-thousandth of a share of Series A Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of Common Stock. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including, without limitation, any dividend, voting or liquidation rights.

The Rights will not be exercisable until the earlier of (i) ten business days after a public announcement that a person has become an “Acquiring Person” by acquiring beneficial ownership of 4.9% or more of outstanding Common Stock (or, in the case of a person that had beneficial ownership of 4.9% or more of the outstanding Common Stock as of the close of business on July 1, 2019, by obtaining beneficial ownership of any additional shares of Common Stock representing 0.5% or more of the shares of Common Stock then outstanding (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding shares of the Common Stock or pursuant to a split or subdivision of the outstanding shares of Common Stock) at a time such person still beneficially owns 4.9% or more of the outstanding Common Stock), and (ii) ten business days (or such later date as may be specified by the Board prior to such time as any person becomes an Acquiring Person) after the commencement of a tender or exchange offer by or on behalf of a person that, if completed, would result in such person becoming an Acquiring Person (the “Distribution Date”).

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

Until the Distribution Date, Common Stock certificates or the ownership statements issued with respect to uncertificated shares of Common Stock will evidence the Rights. Any transfer of shares of Common Stock prior to the Distribution Date will also constitute a transfer of the associated Rights. After the Distribution Date, separate rights certificates will be issued and the Rights may be transferred other than in connection with the transfer of the underlying shares of Common Stock unless and until the Board has determined to effect an exchange pursuant to the Rights Agreement (as described below).

In the event that a person becomes an Acquiring Person, each holder of a Right, other than Rights that are or, under certain circumstances, were beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right and payment of the Purchase Price, a number of shares of the Company’s Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the Purchase Price. However, Rights are subject to redemption and exchange at the option of the Company.

In the event that, at any time following a person becoming an Acquiring Person, (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation; (ii) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and the Common Stock is changed or exchanged; or (iii) 70% or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided as set forth below) shall thereafter have the right to receive, upon exercise of the Right, common stock of the acquiring company having a value equal to two times the Purchase Price.

At any time until the earlier of July 1, 2022, and ten calendar days following the first date of public announcement that a person has become an Acquiring Person or that discloses information which reveals the existence of an Acquiring Person or such earlier date as a majority of the Board becomes aware of the existence of an Acquiring Person, the Board may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (the “Redemption Price”). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

At any time after a person becomes an Acquiring Person, the Board may, at its option, exchange the Rights (other than Rights that have become void), in whole or in part, at an exchange ratio of one share of Common Stock, or a fractional share of Series A Preferred Stock (or of a share of a similar class or series of the Company’s preferred stock having similar rights, preferences and privileges) of equivalent value, per Right (subject to adjustment). Immediately upon an exchange of any Rights, the right to exercise such Rights will terminate and the only right of the holders of Rights will be to receive the number of shares of Common Stock (or fractional share of Series A Preferred Stock or of a share of a similar class or series of the Company’s preferred stock having similar rights, preferences and privileges) equal to the number of such Rights held by such holder multiplied by the exchange ratio.

Each one one-thousandth of a share of Series A Preferred Stock, if issued: (i) will be junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such other series), (ii) will entitle holders to preferential cumulative quarterly dividends in an amount per share of Series A Preferred Stock equal to the greater of (a) $1 or (b) 1,000 times the aggregate the dividends, if any, declared on one share of the Company’s Common Stock, (iii) will entitle holders upon liquidation (voluntary or otherwise) to receive $1,000 per share of Series A Preferred Stock plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, (iv) will have the same voting power as one share of Common Stock, and

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

(v) will entitle holders to a per share payment equal to the payment made on one share of the Company’s Common Stock, if shares of the Common Stock are exchanged via merger, consolidation, or a similar transaction. Because of the nature of the Series A Preferred Stock’s dividend, liquidation and voting rights, the value of one one-thousandth of a share of Series A Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock.

The Rights and the Rights Agreement will expire on the earliest of (i) July 1, 2022, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the Rights are exchanged in full pursuant to the Rights Agreement, (iv) the date that the Board determines that the Rights Agreement is no longer necessary for the preservation of material valuable Tax Benefits, (v) the beginning of a taxable year of the Company to which the Board determines that no tax benefits may be carried forward, and (vi) a determination by the Board, prior to the time any Person becomes an Acquiring Person, that the Rights Agreement and the Rights are no longer in the best interests of the Company and its stockholders.

The Board may adjust the Purchase Price, the number of shares of Series A Preferred Stock or other securities or assets issuable and the number of outstanding Rights to prevent dilution that may occur as a result of certain events, including among others, a stock dividend, a stock split or a reclassification of the Series A Preferred Stock or Common Stock. With certain exceptions, no adjustments to the Purchase Price will be required until cumulative adjustments amount to at least 1% of the Purchase Price.

For so long as the Rights are redeemable, the Board may supplement or amend any provision of the Rights Agreement in any respect without the approval of the holders of the Rights. From and after the time the Rights are no longer redeemable, the Board may supplement or amend the Rights Agreement only to cure an ambiguity, to alter time period provisions, to correct inconsistent provisions, or to make any additional changes to the Rights

Agreement which the Company may deem necessary or desirable, but only to the extent that those changes do not impair or adversely affect any Rights holder (other than an Acquiring Person or any Affiliate or Associate of an Acquiring Person or certain of their transferees) and do not result in the Rights again becoming redeemable or the Rights Agreement again becoming amendable other than in accordance with this sentence.

NOTE 7:

STOCK BASED COMPENSATION

The Board of Directors adopted the 2014 Equity Incentive Plan (2014 Plan) in August 2014, the 2004 Stock Option Plan (2004 Plan) in August 2004 and the 1995 Stock Option Plan (1995 Plan) in December 1995, which was amended in August 1996 and restated in August 1998. The 2014 Plan provides for the grant of (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights or SARs, (iii) restricted stock, (iv) restricted stock units or RSUs, (v) performance awards, and (vi) other share-based awards. An incentive stock option granted under the 2014 Plan is intended to qualify as an incentive stock option (ISO) and nonstatutory stock options granted under the 2014 Plan are not intended to qualify as an ISO. An option granted under the 2004 Plan and/or 1995 Plan (the Plans) might be either an ISO or an NSO. ISOs may be granted only to employees and members of the Board of Directors of the Company and are subject to certain limitations, in addition to restrictions applicable to all stock options under the Plan. Options not meeting these limitations will be treated as NSOs. The purchase price of ISOs is fair market value on the date of grant; the purchase price of NSOs may vary from fair market value. Vesting is at the discretion of the compensation committee of the Board of Directors, but vesting schedules have generally been established as 50% at grant date and 16.7% on each anniversary thereafter; 25% at grant date and 25% on each anniversary thereafter or 0% at grant date and 33% on each anniversary thereafter. The Company initially reserved 400,000 shares for issuance under the 1995 Plan and 300,000 shares for issuance under the 2004 Plan. The Company initially reserved 300,000 shares for issuance under the 2014 Plan, which was

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

increased to 500,000 shares in October 2017. The 1995 Plan expired in December 2005 and no additional options may be issued under the 1995 Plan, although expiration of the 1995 Plan did not affect the rights of persons who received stock grants under the 1995 Plan. The 2004 Plan expired in August 2015 and no additional options may be issued under the 2004 Plan. Stock-based compensation recognized in the Company’s Consolidated Financial Statements for the years ended May 31, 2019, 2018 and 2017 includes compensation cost for stock-based awards granted. All outstanding options will expire no later than 2027.

Stock Options

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

The Company has computed, to determine stock-based compensation expense recognized for the years ended May 31, 2019, 2018 and 2017, the value of all stock options granted using the Black-Scholes option pricing model using the following assumptions:

	Year Ended May 31,
	2019	2018	2017
Risk-free interest rate	3.1%	N/A	2.8%
Expected life	6.0 years	N/A	4.7 years
Expected volatility	46.3%	N/A	43.4%

During Fiscal 2019, 2018 and 2017, total stock option compensation expense recognized was $6,576, $50,336 and $79,765, respectively, and has been recorded as general, administration and sales expense in the Consolidated Statements of Operations and Comprehensive Loss.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

As of May 31, 2019, the Company had a total of 254,166 outstanding stock options (254,166 vested and exercisable and 0 non-vested) with a weighted average exercise price of $2.41. As all options outstanding are currently vested, the Company estimates that a total of $0 will be recorded as additional stock-based compensation expense for all options which were outstanding as of May 31, 2019. Options outstanding and exercisable consist of the following as of May 31, 2019:

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
124,166	$1.70	7.9	124,166	$1.70
15,000	2.53	4.3	15,000	2.53
70,000	2.85	4.8	70,000	2.85
45,000	3.65	2.0	45,000	3.65

254,166	$2.41	5.8	254,166	$2.41

Options granted, exercised, canceled and expired under the Company’s stock-based compensation plans during the years ended May 31, 2019, 2018 and 2017 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding - May 31, 2016	147,500	$3.11
Options granted	212,500	1.70
Options exercised	0	0.00
Options forfeited/cancelled	0	0.00

Options outstanding - May 31, 2017	360,000	2.28
Options granted	0	0.00
Options exercised	0	0.00
Options forfeited/cancelled	(41,668)	1.70

Options outstanding - May 31, 2018	318,332	2.36
Options granted	15,000	2.45
Options exercised	(38,333)	1.70
Options forfeited/cancelled	(40,833)	2.66

Options outstanding - May 31, 2019	254,166	$2.41

The total intrinsic value of both outstanding and exercisable options was $0 as of May 31, 2019 and 2018. The total intrinsic value of options exercised was $0 in each of the years ended May 31, 2019, 2018 and 2017.

Restricted Stock Awards

During the year ended May 31, 2019, the Company issued a total of 12,000 shares of restricted stock awards to certain key employees and members of the Company’s Board of Directors. The grant date fair value of the restricted stock awards was $2.66, and the awards vested immediately upon issuance. During Fiscal 2019, total restricted stock award compensation expense recognized was $31,920 and has been recorded as general, administration and sales expense in the Consolidated Statements of Operations and Comprehensive Loss.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

Restricted Stock Units

Service-based and market-based restricted stock units are granted to key employees and members of the Company’s Board of Directors. Service-based restricted stock units generally vest on the first anniversary date. Market-based restricted stock units are contingent on continued service and vest based on 15-day average closing price of the Company’s common stock equal or exceeding certain targets established by the Compensation Committee of the Board of Directors.

The lattice model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award and calculates the fair value of each restricted stock unit. The Company used the following assumptions in determining the fair value of the restricted stock units:

Year Ended May 31,
2019
Expected stock price volatility	50.1%-57.5%
Expected dividend yield	0%
Average risk-free interest rate	2.55%-2.98%

The expected stock price volatility for each grant is based on the historical volatility of the Company’s stock for a period equivalent to the derived service period of each grant. The expected dividend yield is based on annual expected dividend payments. The average risk-free interest rate is based on the treasury yield rates as of the date of grant for a period equivalent to the derived service period of each grant. The fair value of each restricted stock unit is amortized over the requisite or derived service period, which is up to five years. The restricted stock units granted during the year ended May 31, 2019 have a grant date fair value of $172,224.

The following table summarizes the vesting terms for the market-based restricted stock units granted in Fiscal 2019:

Number of Restricted Stock Units	Target Price
16,000	$2.70
12,000	2.90
12,000	3.10
12,000	3.30
12,000	3.50
12,000	3.70
12,000	3.90
12,000	4.10

During the year ended May 31, 2019, the first tranche of the market-based restricted stock units granted in Fiscal 2019 vested.

During the year ended May 31, 2019, 14,000 service-based restricted stock units were granted and will vest on the first anniversary date of the grants.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

Restricted stock unit activity under the Company’s stock-based compensation plans during the year ended May 31, 2019 is summarized as follows:

	Number of Units	Weighted Average Price at Time of Grant	Aggregate Intrinsic Value
Non-vested restricted stock units - May 31, 2018	0	$0.00
Restricted stock units granted	114,000	2.94
Restricted stock units vested	(16,000)	2.99

Non-vested restricted stock units - May 31, 2019	98,000	$2.94	$105,840

During Fiscal 2019, total restricted stock unit compensation expense recognized was $56,125 and has been recorded as general, administration and sales expense in the Consolidated Statements of Operations and Comprehensive Loss.

NOTE 8:

WEIGHTED AVERAGE SHARES AND RECONCILIATION

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income (loss) from continuing operations for each of the three years in the period ended May 31:

	Net income/ (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Year ended May 31, 2019
Basic earnings per share
Loss available to common stockholders	$(1,210,990)	4,005,795	$(0.30)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Loss available to common stockholders	$(1,210,990)	4,005,795	$(0.30)

Year ended May 31, 2018
Basic earnings per share
Income available to common stockholders	$210,639	3,422,724	$0.06
Effect of dilutive securities stock options	0	37,615
Diluted earnings per share

Income available to common stockholders	$210,639	3,460,339	$(0.06)

Year ended May 31, 2017
Basic earnings per share
Loss available to common stockholders	$(1,073,364)	2,995,910	$(0.36)
Effect of dilutive securities stock options	0	0
Diluted earnings per share

Loss available to common stockholders	$(1,073,364)	2,995,910	$(0.36)

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

NOTE 9:

EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may make further contributions in the form of a profit sharing contribution or a discretionary contribution. The Company made matching contributions in conjunction with employee contributions to the plan totaling $40,336, $51,550 and $62,622 during the years ended May 31, 2019, 2018 and 2017, respectively.

NOTE 10:

MAJOR CUSTOMERS

The Company had one customer whose revenue individually represented 11.4% and 10.1% of the Company’s total net sales for the years ended May 31, 2019 and 2018, respectively. There were no customers were greater than 10% of the Company’s total net sales for the year ended May 31, 2017.

As of May 31, 2019, one customer accounted for 11.9% of accounts receivable, net. As of May 31, 2018, one customer accounted for 11.4% of accounts receivable, net.

NOTE 11:

RESTRUCTURING AND RELATED CHARGES

In November 2018, Schmitt announced a strategic reorganization following the appointment of two new board members. The reorganization will position the Company to better capitalize on the growing SBS Balancer business while streamlining the company and maximizing shareholder value through the disposition of non-core assets. In conjunction with these efforts, inventory adjustments of $(407,558) and $(189,990) were recorded in the third and fourth quarters of the fiscal year, respectively. These inventory adjustments were the outcome of new management’s requirement to complete an in-depth review of the inventory, with standards of the review focused on more current turnover. This review was driven by the organizational changes to the business models for the Company’s three product lines as a result of the overall reorganization efforts. The reorganization also involved a streamlining of contractors and services and employee severance and termination benefits which resulted in non-recurring reorganization, legal and other professional expenses to be incurred in the third and fourth quarters of the year ended May 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Schmitt Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and subsidiaries (the “Company”) as of May 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ended May 31, 2019, 2018 and 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years ended May 31, 2019, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

August 21, 2019

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of May 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the Company’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the Company’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Company’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the Company’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the Company’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2019 and 2018

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended May 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended May 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended May 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements for the years ended May 31, 2019, 2018 and 2017

Reports of Independent Registered Public Accounting Firms

(2)

Financial Statement Schedules: All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)	Exhibits: Reference is made to the list on page 53 of the Exhibits filed with this report.

INDEX TO EXHIBITS

Exhibits	Description

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

[Form 10-Q for the fiscal quarter ended November 30, 2009, Exhibit 2.1]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1998, Exhibit 3(i)]

*3.2	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1998, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*10.1†	Schmitt Industries, Inc. 2014 Equity Incentive Plan. [Appendix A to Schedule 14A filed on August 26, 2014]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2019.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:	/s/ Michael R. Zapata
Michael R. Zapata
President and Chief Executive Officer

Date: August 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 21, 2019.

Signature	Title

/s/ Michael R. Zapata Michael R. Zapata	President and Chief Executive Officer (Principal Executive Officer)

/s/ Ann M. Ferguson Ann M. Ferguson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Charles Davidson Charles Davidson	Director

/s/ Andrew P. Hines Andrew P. Hines	Director

/s/ David M. Hudson David M. Hudson	Director

/s/ Steven Strom Steven Strom	Director