Form 10-K/A
period 2019-05-31
SCHMITT INDUSTRIES INC
filed 2019-09-27
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2019

Commission File Number 000-23996

SCHMITT INDUSTRIES, INC.

Oregon	93-1151989
State of Incorporation	IRS Employer Identification Number

2765 N.W. Nicolai Street Portland, Oregon 97210-1818	(503) 227-7908
Address, including zip code, of principal executive offices	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	SMIT	NASDAQ Capital Market
Series A Junior Participating Preferred Stock Purchase Rights		NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of the last day of the registrant’s second fiscal quarter of 2019, November 30, 2018, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $6,820,200 based upon the closing price of $2.94 reported for such date on the NASDAQ Capital Market.

As of August 31, 2019, 4,032,878 shares of our common stock were outstanding.

EXPLANATORY NOTE

Schmitt Industries, Inc. (“Schmitt Industries”, “we”, “us” or “our”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2019 (the “Original Filing”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Filing rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Filing is hereby amended and restated as set forth below.

Except as described above, this Amendment does not modify or update the disclosures presented in, or as exhibits to, the Original Filing in any way. This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing. Among other things, we have not revised forward-looking statements made in the Original Filing to reflect events that occurred or facts that became known to us after the filing of the Original Filing. Therefore, you should read this Amendment in conjunction with any other documents we filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) subsequent to the Original Filing.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs set forth information regarding our executive officers and directors, including the business experience for the past five years (and, in some instances, for prior years) of each such executive officer and director.

Name	Age	Position

Michael R. Zapata(1)	41	President, Chief Executive Officer and Chairman of the Board of Directors

Ann M. Ferguson(2)	50	Chief Financial Officer and Treasurer

Charles Davidson	60	Director and Chairman of the Audit Committee and Strategic Advisory Committee

Andrew P. Hines	79	Director and Chairman of the Compensation Committee

David M. Hudson	67	Director

Steven Strom	56	Director and Chairman of the Nominating and Governance Committee

(1)	Mr. Zapata was appointed Executive Chairman and President, effective December 1, 2018.
(2)	Ms. Ferguson submitted a letter of resignation as Chief Financial Officer of the Company, effective November 30, 2019.

Executive Officers

Michael R. Zapata has served as a director since October 2018, as the Company’s Executive Chairman and President since December 2018, and as Chief Executive Officer since July 2019. Mr. Zapata is the founder and Managing Member of Sententia Capital Management, LLC, a value investing focused investment management firm. Since inception in 2012, the firm has invested in deep value public equities in a concentrated portfolio. The firm employs a rigorous research process and attempts to engage constructively with management when appropriate. Prior to Sententia Capital, he served nearly 10 years in the U.S. Navy. During his service from 2001 to 2010, he held various leadership roles during the Global War on Terror. Deploying to locations including Iraq, Afghanistan, Africa, the Middle East and the Arabian Peninsula, he brings valuable insight and expertise in intelligence fusion, operational execution, strategic planning and risk mitigation. He received his B.S. from Texas A&M University, where he was recognized as a Dougherty Award Recipient. He received his M.B.A. from Columbia University as a student in the Heilbrunn Center for Value Investing. He is a director of Intermap Technologies, a geospatial industry leader that provides location-based solutions with its powerful suite of software applications. He also serves as a director of Tip of the Spear Foundation, a non-profit dedicated to supporting Elite Operators and their families during times of need.

Ann M. Ferguson served as the Company’s Chief Financial Officer and Treasurer since April 2013 and Corporate Secretary since April 2016. Ms. Ferguson is also the Managing Director of Schmitt Europe Ltd. Ms. Ferguson is a certified public accountant (inactive) with over 25 years of experience in finance and accounting. Until June 2012, Ms. Ferguson was a partner at Deloitte & Touche LLP, where she had been employed since 1991 and served in various roles of increasing responsibility until she was admitted to the partnership in 2006. Ms. Ferguson holds a B.S. degree in Business with an emphasis in accounting from the University of Oregon. Ms. Ferguson submitted a letter of resignation as Chief Financial Officer of the Company, effective November 30, 2019.

Non-Employee Directors

Charles Davidson has served as a director since May 2016. Mr. Davidson has served as Chief Executive Officer of Attensa Corporation, an enterprise software provider, since August 2014. He was the CEO of Attensa’s predecessor company Leeward, Inc. from 2009 until 2014, when it was merged into Attensa Corporation, and was Chief Executive Officer of Attensa, Inc. from 2007 until 2009. From 2000 to 2003, Mr. Davidson was Chief Executive Officer and President of StatiaFX, a developer of software solutions for financial advisory services. When StatiaFX was acquired in 2003 by Financial Profiles, a business unit of Hanover Insurance Group, Mr. Davidson became Vice President for Strategy and Business Development of Financial Profiles and served in that function until 2006 when the business was sold. From 1994 to 1999, Mr. Davidson was Chief Operating Officer and a member of the Board of Directors of the Crabbe Huson Group. In 1993, he co-founded Co-Operations, Inc. and served as its Chairman until 2000. Mr. Davidson holds a B.S. degree in Business from the University of Oregon and a J.D. magna cum laude from Northwestern School of Law, Portland. He is a member (inactive) of the bar associations of Oregon and Washington.

Andrew P. Hines has served as a director since October 2018. Mr. Hines is the Principal of Hines & Associates, a financial management consulting firm which he has led since 2006 and partner of Drinnan Capital, an equity investment fund. He currently serves as a director for both Tronox Inc. and Intermap Technologies and as chair of the Audit Committee for Intermap Technologies. From October 2015 to November 2016, he acted as Executive Vice President/Chief Financial Officer of Natural Markets Foods Group, a chain of organic food markets. He had been Executive Vice President/Chief Financial Officer of Sonar Entertainment between June 2011 and June 2014. The company develops, produces and distributes original made-for-television movies and mini-series. From September 2009 to June 2010, Mr. Hines served as Executive Vice President/Chief Financial Officer of World Color Press Inc. (formerly, Quebecor World), a company which provided high-value and comprehensive print, digital and related services to businesses worldwide. From October 2005 to September 2006, he served as Vice President and Chief Financial Officer of GenTek, Inc., a manufacturer of industrial components and performance chemicals. Earlier experience included senior finance positions with Adidas, Woolworth and RJR Nabisco. Mr. Hines was a director of C&D Technologies, Inc. and served as Chairman of that company’s Audit Committee. From November 2003 to 2007, Mr. Hines served as a director and Chairman of the Audit Committee of Superior Essex, Inc. Mr. Hines brings to the board in-depth financial experience and highly valued senior leadership experience including public company director experience. He is a member of the American Institute and New York Society of Certified Public Accountants. Mr. Hines received his BBA from St. John’s University and attended Harvard University Management Corporate Control courses.

David M. Hudson has served as a director since April 2006. He previously served as a director of the Company from 1996 to 2003. From 2016 to 2018, Mr. Hudson was a private business consultant and the managing member of Gemini Value Partners LLC. Mr. Hudson was the founder and President of Hudson Capital Management, which through a merger became part of the Crabbe Huson Group. In 1994, he co-founded Coldstream Capital Management, Inc. Mr. Hudson holds a B.S. degree in Mathematics from the University of Oregon.

Steven Strom has served as a director since June 2019. He is the founder of Odinbrook Global Advisors and has more than thirty years of experience advising companies in the US, Canada, Latin America, Europe and Asia. Mr. Strom focuses on providing expert advice to clients to develop restructuring strategies and implement solution transactions. From 2016 to early 2018 Mr. Strom was CEO of Blackhill Partners, an investment bank based in Dallas, Texas. Previously, he was a Managing Director in the Restructuring Group at Jefferies where he joined in 2006 and was Global Head of Restructuring from 2008 to 2014. Prior to Jefferies, Mr. Strom was a Managing Director in the Restructuring Group at CIBC World Markets (2002-2006) and a Managing Director at Chanin Capital Partners (1997-2002), a Research Analyst/Trader at Commodities Corporation (1993-1996) and a Vice President in the M&A Group at Chemical Bank (1986-1993). Mr. Strom has an MBA with a concentration in Finance from the University of Michigan (1986) and a bachelor’s degree in Business (Finance) from Arizona State University (1984) where he had a Regent’s Academic Scholarship and was awarded the Outstanding Finance Student by the Financial Analysts Society.

Family Relationships

There are no family relationships among our executive officers and directors.

Legal Proceedings

None of our directors or executive officers have been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to all employees, officers and directors of the Company. A copy of the Code of Ethics is publicly available on our website at http://investor.schmitt-ind.com/corporate-governance. Amendments to the Code of Ethics or any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will also be disclosed on our website.

Board Committees

Our Board has the following standing committees to assist it with its responsibilities. These committees are described below. The charter for each committee is posted on our website at http://investor.schmitt-ind.com/corporate-governance/committee-composition.

Audit Committee

The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the consolidated financial statements of the Company. The Audit Committee is also charged with the review and approval of all related party transactions involving the Company. The current members of the Audit Committee are Messrs. Davidson, Hines and Strom. Mr. Davidson currently serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are audit committee financial experts, as defined by the SEC rules, based on their past business experience and financial certifications.

Compensation Committee

The duties and responsibilities of the Compensation Committee include, among other things, reviewing and approving the Company’s general compensation policies, setting compensation levels for the Company’s executive officers, setting the terms of and grants of awards under share-based incentive plans and retaining and terminating executive compensation consultants. The current members of the Compensation Committee are Messrs. Davidson, Hines and Strom. Mr. Hines currently serves as Chairman of the Compensation Committee.

Nomination and Corporate Governance Committee

The duties and responsibilities of the Nomination and Corporate Governance Committee include, among other things, assisting the Board in identifying individuals qualified to become Board members and recommending director nominees for the next annual meeting of shareholders, and taking a leadership role in shaping the corporate governance of the Company. The current members of the Nomination and Corporate Governance Committee are Messrs. Davidson, Hines and Strom. Mr. Strom currently serves as Chairman of the Nomination and Corporate Governance Committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in the ownership of Common Stock and other equity securities of the Company. Such persons are required to furnish us with copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to us, we believe that our directors, officers and holders of more than 10% of our Common Stock complied with all applicable filing requirements during the 2019 fiscal year other than the inadvertent late Form 3 filings by Mr. Hines, made on November 8, 2018, and by Mr. Zapata, made on November 9, 2018, and late Form 4 filings by Mr. Davidson, Mr. Hines, Mr. Zapata, Mr. Ellsworth and Ms. Ferguson, made on September 27, 2019. In addition, we are aware of delinquent and pending Form 3 and Form 4 filings for Mr. Strom.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the dollar amounts of various forms of compensation earned by our named executive officers (“NEOs”) during the years noted:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(7)	Total ($)
David W. Case(3)	2019	$193,068	$35,000	—	$1,954	$18,767	$248,789
Former President and CEO	2018	184,196	—	—	—	2,100	186,296
Michael R. Zapata(4)	2019	92,000	—	$18,639	—	—	110,639
Chairman, President and CEO	2018	—	—	—	—	—	—
Ann M. Ferguson(5)	2019	182,811	27,500	13,300	1,954	—	225,565
CFO and Treasurer	2018	189,612	—	—	—	—	189,612
David M. Hudson(6)	2019	—	—	—	—	—	—
Director	2018	198,598	—	—	—	—	198,598

(1)	The fair value of these stock awards was computed in accordance with methods allowed under FASB ASC Topic 718 “Compensation – Stock Compensation.”
(2)	Value of stock options awards was calculated using Black Scholes pricing model with assumptions discussed in Note 7 to the Company’s financial statements as of and for the year ended May 31, 2019.
(3)	Mr. Case stepped down as Chief Executive Officer and President, effective December 1, 2018.
(4)	Mr. Zapata was appointed Executive Chairman and President, effective December 1, 2018.
(5)	Ms. Ferguson submitted a letter of resignation as Chief Financial Officer of the Company, effective November 30, 2019.
(6)	Mr. Hudson was President and Chief Executive Officer from January 2016 through January 2018, and he has served as director since April 2006.
(7)

For Fiscal 2019, amounts paid to David W. Case include $2,100 in Company match to the Company’s 401(k) Profit Sharing Plan & Trust made on the same basis as provided to all Company employees and $16,667 in severance payments made pursuant to the Employment Agreement dated November 26, 2018. For Fiscal 2018, amount paid to David W. Case includes $2,100 in Company match to the Company’s 401(k) Profit Sharing Plan & Trust made on the same basis as provided to all Company employees.

Employment Agreements

David W. Case

Mr. Case stepped down as Chief Executive Officer and President, effective December 1, 2018, and continued to serve as Special Advisor to the Board of Directors through April 15, 2019. In connection with Mr. Case’s role as Special Advisor, the Registrant and Mr. Case entered into an employment agreement. Pursuant to the terms of the agreement, Mr. Case was entitled to (i) receive an annualized salary of $200,000, (ii) a signing bonus of $20,000, and (iii) certain severance payments in the event Mr. Case’s employment with the Company is terminated without cause (as defined in the agreement) or due to his disability or death.

Michael R. Zapata

Mr. Zapata is the founding member of Sententia Capital Management, LLC (“Consultant”), a value-based investment firm, of which he has served as general partner since its inception in 2012. The Company entered into a consulting agreement with Consultant, where Consultant has agreed to provide executive management services to the Company, which shall be performed by Mr. Zapata. As contemplated by the terms of the agreement, the Company will pay to Consultant compensation in the amount of $14,000 per month for the term of the agreement, which is defined as July 30, 2019 through July 31, 2020 unless extended or earlier terminated.

Ann M. Ferguson

Ms. Ferguson submitted a letter of resignation as Chief Financial Officer of the Company, effective November 30, 2019. In connection with Ms. Ferguson’s resignation the Company and Ms. Ferguson entered into a Separation Agreement and Mutual Release of Claims (“Release”) on August 23, 2019. The Company agreed to continue Ms. Ferguson’s base salary of $190,000 while she remains employed through November to assist with a transition of her role. Ms. Ferguson is also party to an executive employment agreement with the Company dated as of November 26, 2018 (the “Ferguson Employment Agreement”), pursuant to which she is entitled to (i) receive an annualized salary of $190,000, (ii) signing bonus of $12,500, (iii) 5,000 RSUs fully vested, and (iv) certain severance payments in the event her employment with the Company is terminated without cause (as defined) or due to her disability or death. Unless otherwise noted in the Release, the provisions in the Ferguson Employment Agreement will remain in effect during her employment.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding our NEOs’ unexercised option and other equity incentive plan awards to purchase our Common Stock as of May 31, 2019:

	Option Awards				Other Equity Incentive Plan Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Michael R. Zapata(1)	—	—	—	—	42,000	(5)	$94,080
David W. Case(2)	20,000	—	1.70	12/15/2019	—		—
	15,000	—	2.82	12/15/2019	—		—
	5,000	—	2.53	12/15/2019	—		—
	15,000	—	3.65	12/15/2019	—		—
Ann M. Ferguson(3)	20,000	—	1.70	4/12/2027	—		$—
	15,000	—	2.82	10/14/2024	—		—
	10,000	—	2.53	10/4/2023	—		—
	25,000	—	2.90	4/8/2023	—		—

(1)	Mr. Zapata was appointed Executive Chairman and President, effective December 1, 2018.
(2)	Mr. Case stepped down as Chief Executive Officer and President, effective December 1, 2018.
(3)	Ms. Ferguson submitted a letter of resignation as Chief Financial Officer of the Company, effective November 30, 2019.
(4)	The market value of the unearned shares is based on the closing price on May 31, 2019 of $2.24.
(5)	RSUs are market based and will vest in eight (8) tranches of 6,000 RSUs if share price averages above $2.70, $2.90, $3.10, $3.30, $3.50, $3.70, $3.90 and $4.10 for 15-trading days.

Compensation of Non-Employee Directors

The Compensation Committee periodically awards our non-employee directors with equity-based compensation. The following table presents information regarding our non-employee directors’ unexercised equity incentive plan awards to purchase our Common Stock as of May 31, 2019:

	Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Charles Davidson	21,000	(2)	$47,040
Andrew P. Hines	21,000	(2)	$47,040

(1)	The market value of the unvested units is based on the closing price on May 31, 2019 of $2.24.
(2)

Directors agreed to receive RSUs in lieu of cash based compensation. The RSUs are market based and will vest in eight (8) tranches as follows: 5,000 RSUs for the first tranche and 3,000 RSUs for the remaining seven tranches if the share price average above $2.70, $2.90, $3.10, $3.30, $3.50, $3.70, $3.90 and $4.10 for 15-trading days, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents information with respect to the beneficial ownership of our Common Stock as of August 31, 2019, by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding Common Stock;

•	each of our directors and NEOs; and

•	all of our directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to our 5% beneficial owners is based on information we received from such holders. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The percentage of beneficial ownership is based on 4,032,878 shares of Common Stock outstanding as of August 31, 2019.

Except as otherwise noted below, the address of persons listed in the following table is:

c/o Schmitt Industries, Inc.

2765 N.W. Nicolai Street

Portland, Oregon 97210

	Number of Common Stock Shares	Percentage of Outstanding Common Stock Shares

Persons known to beneficially own more than 5%
GAMCO Investors, Inc.(1)	701,029	17.4%
Walter Brown Pistor(2)	509,331	12.6%
Sententia Capital Management LLC(3)	374,556	9.3%
Renaissance Technologies LLC(4)	268,848	6.7%
Directors and NEOs
Michael R. Zapata(3)(5)	374,556	9.3%
Ann M. Ferguson(6)	75,000	1.9%
David W. Case(7)	144,596	3.6%
Charles Davidson(8)	21,000	*
Andrew P. Hines(9)	7,917	*
David M. Hudson(10)	77,634	1.9%
Steven Strom(11)	9,834	*
All executive officers and directors as a group (6 persons)(12)	563,024	14.0%

*	Represents holdings of less than 1% of shares outstanding.
(1)

The address of GAMCO Investors, Inc. is One Corporate Center, Rye, NY 10580. This disclosure is based on information contained in a Schedule 13D/A filed by GAMCO Investors, Inc. with the SEC on July 24, 2018.

(2)	The address of Walter Brown Pistor is 2415 Kalama River Road, Kalama, WA 98625. This disclosure is based on information contained in a Schedule 13D filed by Mr. Pistor on July 2, 2004.
(3)

Michael R. Zapata, as the managing member of Sententia Capital Management, LLC, general partner of Sententia Group, LP, and as the managing member of Sententia Capital Management, LLC, may be deemed to beneficially own the shares of Common Stock beneficially owned by Sententia Capital Management LLC. Mr. Zapata disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of Sententia Capital Management LLC is 102 W. 87th Street, No. 1S, New York, NY 10024. This disclosure is based on information contained in a Schedule 13D/A filed by Sententia Capital Management LLC with the SEC on October 22, 2018.

(4)

The address of Renaissance Technologies LLC is 800 Third Avenue, New York, NT 10022. This disclosure is based on information contained in a Schedule 13G/A filed by Renaissance Technologies LLC with the SEC on February 13, 2019.

(5)	Includes 23,777 shares of Common Stock issued upon exercise of restricted stock units.
(6)	Includes 70,000 shares of Common Stock issuable upon exercise of options and 5,000 shares of Common Stock issued upon exercise of restricted stock awards.
(7)	Includes 79,596 shares of Common Stock held as of August 31, 2019 and 65,000 shares of Common Stock issuable upon exercise of options.
(8)

Includes 1,000 shares of Common Stock held as of August 31, 2019, 15,000 shares of Common Stock issuable upon exercise of options and 5,000 shares of Common Stock issued upon exercise of restricted stock units.

(9)	Includes 7,917 shares of Common Stock issued upon exercise of restricted stock units.
(10)	Includes 3,468 shares of Common Stock held as of August 31, 2019 and 74,166 shares of Common Stock issuable upon exercise of options.
(11)	Includes 9,834 shares of Common Stock issued upon exercise of restricted stock units.
(12)

Consists of 355,247 shares of Common Stock held as of August 31, 2019, 159,166 shares of Common Stock issuable upon exercise of options, 5,000 shares of Common Stock issued upon exercise of restricted stock awards and 46,528 shares of Common Stock issued upon exercise of restricted stock units. Excludes shares beneficially owned by Mr. Case, who, as of December 1, 2018, is no longer an executive officer of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of May 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	380,166	2.68	144,000
Equity compensation plans not approved by security holders	0	0	0
Total	380,166	2.68	144,000

(1)	These equity compensation plans consist of our 2014 Equity Incentive Plan and our 2004 Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None

Director Independence

The Board has determined that, except for Mr. Hudson and Mr. Zapata, all of our current non-employee directors are independent within the meaning of SEC and NASDAQ rules. The Board has also determined that all directors serving on the Audit Committee, Nominating and Governance Committee and Compensation Committee are independent within the meaning of SEC and NASDAQ rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee, or one of its members to whom authority has been delegated by the Audit Committee, may also pre-approve particular services on a case-by-case basis. The Audit Committee, or one of its members to whom authority had been delegated, pre-approved all of the Company’s audit fees, audit-related fees, tax fees, and all other fees for services by the independent auditors during Fiscal 2019 and Fiscal 2018.

Fees Billed for the 2019 and 2018 Fiscal Years

Audit and Related Fees

For the fiscal years ended May 31, 2019 and May 31, 2018, Moss Adams LLP and their affiliates billed, or have estimated they will bill, a total of $167,945 and $136,010, respectively, for their audits, and fees reasonably related to the performance of the audits of the Company’s annual consolidated financial statements for those fiscal years; review of financial statements contained in the Company’s Forms 10-Q in those fiscal years; and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

For the fiscal years ended May 31, 2019 and May 31, 2018, Moss Adams LLP and their affiliates billed, or have estimated they will bill, a total of $14,913 and $26,686, respectively. The fees billed for the fiscal year ended May 31, 2019 related to services performed in conjunction with the Company’s filing of Form S-8 and Form S-3. The fees billed for the fiscal year ended May 31, 2018 related to services performed in conjunction with the Rights Offering in December 2017.

Tax Fees

For the fiscal years ended May 31, 2019 and May 31, 2018, Moss Adams LLP and their affiliates billed, or have estimated they will bill, the Company $2,649 and $2,599, respectively, for preparation of subsidiary tax return.

All Other Fees

In the fiscal years ended May 31, 2019 and May 31, 2018, Moss Adams LLP and their affiliates billed the Company $0 and $0, respectively, for services other than those already disclosed above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following documents are filed as part of this Amendment, and they supplement the exhibits filed and furnished with the Original Filing:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

Date: September 27, 2019	By:	/s/ Michael R. Zapata
Michael R. Zapata
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael R. Zapata Michael R. Zapata	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 27, 2019

/s/ Ann M. Ferguson Ann M. Ferguson	Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2019

/s/ Charles Davidson Charles Davidson	Director	September 27, 2019

/s/ Andrew P. Hines Andrew P. Hines	Director	September 27, 2019

/s/ David M. Hudson David M. Hudson	Director	September 27, 2019

/s/ Steven Strom Steven Strom	Director	September 27, 2019