Form 10-Q
period 2019-08-31
SCHMITT INDUSTRIES INC
filed 2019-10-08
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2019

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

(503) 227-7908

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock – no par value Series A Junior Participating Preferred Stock Purchase Rights	SMIT	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of September 30, 2019

Common stock, no par value	4,086,406

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2019	May 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$1,592,847	$1,411,732
Restricted cash	54,895	55,703
Accounts receivable, net	2,004,159	1,996,240
Inventories	5,019,109	5,019,044
Prepaid expenses	155,405	150,975

Total current assets	8,826,415	8,633,694

Property and equipment, net	817,478	839,374

Other assets
Intangible assets, net	366,039	392,185
Operating lease right-of-use assets	102,767	0

TOTAL ASSETS	$10,112,699	$9,865,253

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$505,496	$496,362
Accrued commissions	173,491	200,116
Accrued payroll liabilities	171,768	239,476
Customer deposits and prepayments	197,982	188,236
Other accrued liabilities	127,635	218,268
Income taxes payable	14,134	491
Current portion of long-term liabilities	21,258	20,828
Current portion of operating lease liabilities	32,721	0

Total current liabilities	1,244,485	1,363,777

Long-term liabilities	23,065	28,543
Long-term operating lease liabilities	70,046	0

Total liabilities	1,337,596	1,392,320

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 4,032,878 shares issued and outstanding at August 31, 2019 and May 31, 2019	13,317,453	13,245,439
Accumulated other comprehensive loss	(467,479)	(527,827)
Accumulated deficit	(4,074,871)	(4,244,679)
Total stockholders’ equity	8,775,103	8,472,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,112,699	$9,865,253

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2019 AND 2018

	Three Months Ended August 31,
	2019	2018
Net revenue	$3,341,885	$3,440,453
Cost of revenue	1,781,547	2,100,655

Gross profit	1,560,338	1,339,798

Operating expenses:
General, administration and sales	1,279,007	1,405,363
Research and development	12,167	48,237

Total operating expenses	1,291,174	1,453,600

Operating income (loss)	269,164	(113,802)
Other income (expense), net	(83,388)	(91,651)

Income (loss) before income taxes	185,776	(205,453)
Provision for income taxes	15,968	6,366

Net income (loss)	$169,808	$(211,819)

Net income (loss) per common share:
Basic	$0.04	$(0.05)

Weighted average number of common shares, basic	4,032,878	3,994,545

Diluted	$0.04	$(0.05)

Weighted average number of common shares, diluted	4,059,279	3,994,545

Comprehensive income (loss)
Net income (loss)	$169,808	$(211,819)
Foreign currency translation adjustment	60,348	79,644

Total comprehensive income (loss)	$230,156	$(132,175)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2019 AND 2018

	Three Months Ended August 31,
	2019	2018
Cash flows relating to operating activities
Net income (loss)	$169,808	$(211,819)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	47,974	47,217
Gain on disposal of property and equipment	(12,000)	0
Stock based compensation	72,014	5,597
(Increase) decrease in:
Accounts receivable	(22,782)	164,312
Inventories	(11,863)	(434,075)
Prepaid expenses	(5,106)	28,447
Increase (decrease) in:
Accounts payable	11,575	(14,346)
Accrued liabilities and customer deposits	(171,702)	11,722
Income taxes payable	13,643	479

Net cash provided by (used in) operating activities	91,561	(402,466)

Cash flows relating to investing activities
Purchases of property and equipment	0	(5,250)
Proceeds from the sale of property and equipment	12,000	0

Net cash provided by (used in) investing activities	12,000	(5,250)

Cash flows relating to financing activities
Payments on long-term liabilities	(5,048)	0

Net cash used in investing activities	(5,048)	0

Effect of foreign exchange translation on cash	81,794	97,009

Increase (decrease) in cash, cash equivalents and restricted cash	180,307	(310,707)
Cash, cash equivalents and restricted cash, beginning of period	1,467,435	2,111,533

Cash, cash equivalents and restricted cash, end of period	$1,647,742	$1,800,826

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$2,325	$5,887

Cash paid during the period for interest	$2,073	$263

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2019 AND 2018

	Shares	Amount	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance, May 31, 2019	4,032,878	$13,245,439	$(527,827)	$(4,244,679)	$8,472,933
Stock-based compensation	0	72,014	0	0	72,014
Net income	0	0	0	169,808	169,808
Other comprehensive income	0	0	60,348	0	60,348

Balance, August 31, 2019	4,032,878	$13,317,453	$(467,479)	$(4,074,871)	$8,775,103

Balance, May 31, 2018	3,994,545	$13,085,652	$(536,307)	$(3,033,689)	$9,515,656
Stock-based compensation	0	5,597	0	0	5,597
Net loss	0	0	0	(211,819)	(211,819)
Other comprehensive income	0	0	79,644	0	79,644

Balance, August 31, 2018	3,994,545	$13,091,249	$(456,663)	$(3,245,508)	$9,389,078

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2019 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2019 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2019. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2020.

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

The Company incurs commissions associated with the sales of products, which are accrued and expensed at the time the product is shipped. These amounts are recorded within general, administration and sales expense. The Company also incurs costs related to shipping and handling of its products, the costs of which are expensed as incurred as a component of cost of sales. Shipping and handling fees billed to customers, which are recognized at the time of shipment as a component of net revenues, were $37,228 and $49,240 for the three months ended August 31, 2019 and August 31, 2018, respectively.

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

Restricted cash consists of an amount received from a customer in December 2017 as part of an on-going contract. The services being provided under this contract are expected to be completed in the second half of Fiscal 2020. Once the services under this contract are complete and acceptance has been provided by the customer, the restrictions on this advance cash payment will be released.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheets as of August 31, 2019 and May 31, 2019 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the three months ended August 31, 2019:

	August 31, 2019	May 31, 2019
Cash and cash equivalents	$1,592,847	$1,411,732
Restricted cash	54,895	55,703

Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$1,647,742	$1,467,435

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. In the event there is doubt about whether a customer account is collectible, a reserve is provided. If these analyses lead management to the conclusion that a customer account is uncollectible, the balance will be directly charged to bad debt expense. The allowance for doubtful accounts was $48,960 and $43,388 as of August 31, 2019 and May 31, 2019, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of August 31, 2019 and May 31, 2019 inventories consisted of:

	August 31, 2019	May 31, 2019
Raw materials	$2,259,759	$2,222,245
Work-in-process	1,193,955	1,020,683
Finished goods	1,565,395	1,776,116

	$5,019,109	$5,019,044

Property and Equipment

Property and equipment are stated at cost, less depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; three years for vehicles; and twenty-five years for buildings and improvements. Expenditures for maintenance and repairs are charged to expense as incurred. As of August 31, 2019 and May 31, 2019, property and equipment consisted of:

	August 31, 2019	May 31, 2019
Land	$299,000	$299,000
Buildings and improvements	1,814,524	1,814,524
Furniture, fixtures and equipment	1,398,613	1,403,755
Vehicles	0	44,704

	3,512,137	3,561,983
Less accumulated depreciation	(2,694,659)	(2,722,609)

	$817,478	$839,374

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. Subsequent amendments have been issued by the FASB to clarify the codification and to correct unintended application of the new guidance. The ASU is required to be applied using a retrospective approach with two disclosure methods permissible. The full retrospective approach requires that the guidance be applied to each lease that existed at the beginning of the earliest comparative period presented. The modified retrospective approach requires that the guidance be applied to each lease that existed as of the beginning of the reporting period in which the entity first applied the standard. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions.

On June 1, 2019, the Company adopted the new standard on June 1, 2019 using the modified retrospective approach and electing the option to not apply the guidance to comparative periods, which continue to be presented under the accounting methods in effect for those periods.

Long-Term Liabilities and Current Portion of Long-Term Liabilities

Long-term liabilities consist of a financing arrangement executed for the purchase of certain property and equipment over a term of 36 months. Future minimum commitments under this agreement for the each of the years ending May 31 are as follows:

Years ending May 31,
2020	$18,079
2021	24,105
2022	6,009

Total future minimum payments	48,193
Less: amount representing interest	(3,870)

Present value of minimum payments of long-term liabilities	$44,323

Current portion of long-term liabilities	21,258
Long-term liabilities	23,065

$44,323

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

There were no options granted during the three months ended August 31, 2019.

At August 31, 2019, the Company had a total of 236,666 outstanding stock options (236,666 vested and exercisable and 0 non-vested) with a weighted average exercise price of $2.35. As all options outstanding as of August 31, 2019 were fully vested, the Company estimates that $0 will be recorded as additional stock-based compensation expense during the year ending May 31, 2020.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
124,166	$1.70	6.4	124,166	$1.70
15,000	2.53	2.8	15,000	2.53
62,500	2.85	3.4	62,500	2.85
35,000	3.65	0.7	35,000	3.65

236,666	$2.35	4.6	236,666	$2.35

Options granted, exercised, canceled and expired under the Company’s stock-based compensation plans during the three months ended August 31, 2019 are summarized as follows:

	Three Months Ended August 31, 2019
	Number of Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	254,166	$2.41
Options granted	0	0.00
Options exercised	0	0.00
Options forfeited/canceled	(17,500)	3.29

Options outstanding - end of period	236,666	$2.35

Restricted Stock Units

Service-based and market-based restricted stock units are granted to key employees and members of the Company’s Board of Directors. Service-based restricted stock units generally fully vest on the first anniversary date of the award. Market-based restricted stock units are contingent on continued service and vest based on 15-day average closing price of the Company’s common stock equal or exceeding certain targets established by the Compensation Committee of the Board of Directors.

During the three months ended August 31, 2019, 30,528 service-based restricted stock units were granted and were immediately vested on the date of the grants.

Restricted stock unit activity under the Company’s stock-based compensation plans during the three months ended August 31, 2019 is summarized as follows:

	Number of Units	Weighted Average Price at Time of Grant	Aggregate Intrinsic Value
Non-vested restricted stock units - May 31, 2019	98,000	$2.94
Restricted stock units granted	30,528	2.14
Restricted stock units vested	(30,528)	(2.14)

Non-vested restricted stock units - August 31, 2019	98,000	$2.94	$105,840

During the three months ending August 31, 2019, total restricted stock unit compensation expense recognized was $72,014 and has been recorded as general, administration and sales expense in the Consolidated Statements of Operations and Comprehensive Loss.

NOTE 3:

WEIGHTED AVERAGE SHARES AND RECONCILIATION

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income (loss) from continuing operations for the three months ended August 31:

	Three Months Ended August 31,
	2019	2018
Weighted average shares (basic)	4,032,878	3,994,545
Effect of dilutive stock options	26,401	0

Weighted average shares (diluted)	4,059,279	3,994,545

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

Other long-term liabilities related to tax contingencies were $0 as of both August 31, 2019 and May 31, 2019. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of August 31, 2019 and May 31, 2019.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2016 and after are subject to examination. In the United Kingdom, tax years for the years ended May 31, 2018 and after are subject to examination.

Effective Tax Rate

The effective tax rate for the three months ended August 31, 2019 was 8.6%. The effective tax rate on consolidated net income for the three months ended August 31, 2019 and 2018 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2020 will be approximately 9.2% due to the items noted above.

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

Segment Information

	Three Months Ended August 31,
	2019		2018
	Balancer	Measurement	Balancer	Measurement
Net revenue	$2,247,107	$1,094,778	$2,194,332	$1,246,121

Operating income (loss)	$74,158	$195,006	$(262,501)	$148,699

Depreciation expense	$12,894	$8,934	$12,072	$8,999

Amortization expense	$0	$26,146	$0	$26,146

Capital expenditures	$0	$0	$5,250	$0

Geographic Information

	Three Months Ended August 31,
	2019	2018
North America	$2,325,220	$2,200,201
Europe	428,551	373,463
Asia	548,151	824,776
Other markets	39,963	42,013

Total net revenue	$3,341,885	$3,440,453

	Three Months Ended August 31,
	2019		2018
	United States	Europe	United States	Europe
Operating income (loss)	$162,895	$106,269	$(131,190)	$17,388

Depreciation expense	$21,572	$256	$21,071	$0

Amortization expense	$26,146	$0	$26,146	$0

Capital expenditures	$0	$0	$5,250	$0

(1) “Europe” is defined in the above chart to include results from the European subsidiary, Schmitt Europe Ltd.

(2) “United States” is defined to include remainder of the results not included in the results from the European subsidiary

Segment and Geographic Assets

	August 31, 2019	May 31, 2019
Segment assets to total assets
Balancer	$6,003,195	$5,805,796
Measurement	2,461,762	2,592,022
Corporate assets	1,647,742	1,467,435

Total assets	$10,112,699	$9,865,253

Geographic assets to long-lived assets
United States	$815,656	$837,228
Europe	1,822	2,146

Total long-lived assets	$817,478	$839,374

Geographic assets to total assets
United States	$9,133,435	$8,578,770
Europe	979,264	1,286,483

Total assets	$10,112,699	$9,865,253

(1) “Europe” is defined in the above chart to include assets held by the European subsidiary, Schmitt Europe Ltd.

(2) “United States” is defined to include the remainder of the assets not held by the European subsidiary.

NOTE 6:

LEASES

The Company leases certain of its facilities and equipment under operating leases, which are recorded as right-of-use assets and lease liabilities. The Company’s leases generally are month-to-month leases or have terms of 2 to 5 years. The Company currently does not have leases that include options to purchase or provisions that would automatically transfer ownership of the leased property to the Company.

Operating lease expense is recognized on a straight-line basis over the lease term. The Company had no variable lease costs for the three months ended August 31, 2019. For the three months ended August 31, 2019, operating lease expense for the operating lease right-of-use assets was $9,984 and lease expense associated with short-term leases was $10,116.

The Company determines whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and direct the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company generally must also have the right to obtain substantially all of the economic benefits from the use of the property or equipment.

Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. To determine the present value of lease payments, the Company uses the rate implicit in the agreement. If the rate implicit in the agreement is not determinable, the Company’s incremental borrowing rate is used. At August 31, 2019, the weighted average remaining lease term for the operating leases was 3.0 years and the weighted average discount rate was 8.2%.

The following table summarizes the maturity of the operating lease liabilities on an undiscounted cash flow basis and provides a reconciliation to the operating lease liabilities recognized on our consolidated balance sheet as of August 31, 2019:

Years ending May 31,
2020 (excludes the three months ended August 31, 2019)	$29,953
2021	35,591
2022	19,080
2023	19,080
2024	15,900
Thereafter	0

Total future minimum payments	119,604
Less: amount representing interest	16,837

Present value of minimum payments of operating lease liabilities	$102,767

Current portion of operating lease liabilities	32,721
Long term operating lease liabilities	70,046

$102,767

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

•

Measurement (“Measurement”) Segment. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., the Measurement segment manufacturers and sells products in two core product lines, Acuity and Xact:

–	Acuity® sells products, solutions and services that includes laser and white light sensor distance, measurement and dimensional sizing products;

–

Xact® product line includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the Internet of Things (“IoT”) environment. The Xact products measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure web site for display.

The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

Highlights of the Quarter Ended August 31, 2019

•

Consolidated revenue decreased $98,568, or 2.9%, to $3,341,885 for the three months ended August 31, 2019 from $3,440,453 for three months ended August 31, 2018, attributed to a decrease in Measurement segment revenue.

•

Balancer segment revenue increased $52,775, or 2.4%, to $2,247,107 for the three months ended August 31, 2019 as compared to $2,194,332 for the three months ended August 31, 2018, attributed to growth in the North American market.

•

Measurement segment revenue decreased $151,343, or 12.1%, to $1,094,778 for the three months ended August 31, 2019 as compared to $1,246,121 for the three months ended August 31, 2018, attributed to a decrease in Xact product revenue. Xact’s services in the “Internet of Things” environment continued to grow with monitoring revenue increasing 16.3% to $367,841 for the three months ended August 31, 2019 as compared to $316,173 for the three months ended August 31, 2018.

•	Operating expenses decreased $162,426, or 11.2%, to $1,291,174 for the three months ended August 31, 2019 from $1,453,600 for the three months ended August 31, 2018.

•

Net income (loss) was $169,808, or $0.04 per fully diluted share, for the three months ended August 31, 2019 as compared to net income (loss) of $(211,819), or $(0.05) per fully diluted share, for the three months ended August 31, 2018.

Critical Accounting Policies

There were no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2019, other than the adoption of Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)” which the Company adopted on June 1, 2019. See Note 1 “Leases” for further discussion and disclosures related to the adoption of ASU No. 2016-02.

Discussion of Operating Results

	Three Months Ended
	August 31, 2019		August 31, 2018
Balancer revenue	$2,247,107	67.2%	$2,194,332	63.8%
Measurement revenue	1,094,778	32.8%	1,246,121	36.2%

Total net revenue	3,341,885	100.0%	3,440,453	100.0%
Cost of revenue	1,781,547	53.3%	2,100,655	61.1%

Gross profit	1,560,338	46.7%	1,339,798	38.9%

Operating expenses:
General, administration and sales	1,279,007	38.3%	1,405,363	40.8%
Research and development	12,167	0.4%	48,237	1.4%

Total operating expenses	1,291,174	38.6%	1,453,600	42.3%

Operating income (loss)	269,164	8.1%	(113,802)	-3.3%
Other income (expense), net	(83,388)	-2.5%	(91,651)	-2.7%

Income (loss) before income taxes	185,776	5.6%	(205,453)	-6.0%
Provision for income taxes	15,968	0.5%	6,366	0.2%

Net income (loss)	$169,808	5.1%	$(211,819)	-6.2%

Consolidated Revenue – Consolidated revenue decreased $98,568, or 2.9%, to $3,341,885 for the three months ended August 31, 2019 from $3,440,453 for the three months ended August 31, 2018. Growth in the Balancer segment was offset by declines in the Measurement segment.

Balancer segment – The Balancer segment focuses its sales efforts on end-user, rebuilders and original equipment manufacturers of grinding machines within the worldwide machine tool industry, with our primary target geographic markets being North America, Asia and Europe.

Balancer segment revenue increased $52,775, or 2.4%, to $2,247,107 for the three months ended August 31, 2019 compared to $2,194,332 for the three months ended August 31, 2018. Growth in the North American market was offset by declines in the Asian markets.

Revenue by geographic markets for the Balancer segment for the three months ended August 31, 2019 and 2018 were as follows:

	Three Months Ended August 31,
	2019	2018
North America	$1,320,138	$990,881
Asia	518,211	789,586
Europe	372,275	371,852
Other	36,483	42,013

Total Balancer segment revenue	$2,247,107	$2,194,332

Measurement segment – The Measurement segment includes two main product lines: the Acuity product line, which includes laser-based distance measurement and dimensional sizing laser sensors; and the Xact product line, which includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the IoT environment.

Measurement segment revenue decreased $151,343, or 12.1%, to $1,094,778 for the three months ended August 31, 2019 as compared to $1,246,121 in August 31, 2018, primarily attributed to a 58.5% decrease in Xact product revenue. Xact customers intermittently purchase Xact products based on their respective business needs and capital expenditure budgets, causing irregular product revenue over quarterly periods.

Revenue by product line for the Measurement segment for three months ended August 31, 2019 and 2018 were as follows:

	Three Months Ended August 31,
	2019	2018	Variance
Acuity revenue	$445,893	$420,372	$25,521	6.1%
Xact - product revenue	211,044	508,826	(297,782)	(58.5%)
Xact - monitoring revenue	367,841	316,173	51,668	16.3%

Total Measurement segment revenue - current product lines	$1,024,778	$1,245,371	(220,593)	(17.7%)
Total Measurement segment revenue - discontinued product lines	70,000	750	69,250

Total Measurement segment revenue	$1,094,778	$1,246,121	$(151,343)	(12.1%)

Gross Margin – Gross margin for the three months ended August 31, 2019 increased to 46.7% as compared to 38.9% for the three months ended August 31, 2018. The variances in gross margin between the periods presented were primarily influenced by improvements in procurement, favorable product mix shifts and the $70,000 sale of discontinued product line items with no offsetting cost of sales.

Operating Expenses – Operating expenses decreased $162,426, or 11.2%, to $1,291,174 for the three months ended August 31, 2019 from $1,453,600 for the three months ended August 31, 2018. The decrease in operating expenses for the three months ended August 31, 2019 is primarily due to decreases in professional, legal and accounting expenses, sales commissions and research and development expenses. These results also include non-recurring reorganization and legal expenses of $41,984 incurred during the three-month period ended August 31, 2019, that are not expected to be incurred in future periods.

Other Income (Expense) – Other income (expense) consists of interest income, interest expense, foreign currency exchange gain (loss) and other income (expense). Interest income was $4,285 for the three months ended August 31, 2019 as compared to $7,470 for the three months ended August 31, 2018. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense was $2,073 for the three months ended August 31, 2019 as compared to $263 for the three months ended August 31, 2018.

Foreign currency exchange loss was $85,611 for the three months ended August 31, 2019 as compared to foreign currency exchange loss of $98,872 for the three months ended August 31, 2018. The foreign currency exchange gain and loss fluctuates with the strength of foreign currencies against the U.S. dollar during the respective periods.

Income Taxes – The effective tax rate for the three months ended August 31, 2019 was 8.6%. The effective tax rate for the three months ended August 31, 2018 was (3.1)%. The effective tax rate on consolidated net income for the three months ended August 31, 2019 and 2018 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

Net Income (Loss) – Net income (loss) was $169,808, or $0.04 per fully diluted share, for the three months ended August 31, 2019 compared to net income (loss) of $(211,819), or $(0.05) per fully diluted share, for the three months ended August 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $312,013 to $7,581,930 as of August 31, 2019 as compared to $7,269,917 as of May 31, 2019.

Cash, cash equivalents and restricted cash increased $180,307 to $1,647,742 as of August 31, 2019 from $1,467,435 as of May 31, 2019. Cash generated by operating activities totaled $91,561 for the three months ended August 31, 2019 as compared to cash used in operating activities of $402,466 for the three months ended August 31, 2018. Net income of $169,808, along with decreases in accrued liabilities and customer deposits, primarily impacted the total cash generated from operating activities for the three months ended August 31, 2019.

At August 31, 2019, the Company had accounts receivable of $2,004,159 as compared to $1,996,240 at May 31, 2019, an increase of $7,919. Inventories increased $65 to $5,019,109 as of August 31, 2019 as compared to $5,019,044 at May 31, 2019. At August 31, 2019, total current liabilities decreased $119,282 to $1,244,485, as compared to $1,363,777 at May 31, 2019. The decrease in current liabilities is primarily due to decreases in accrued payroll liabilities and other accrued liabilities.

We believe that our existing cash and cash equivalents combined with the cash we anticipate generating from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

Risk Factors

Please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 for a listing of factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2019 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

SCHMITT INDUSTRIES, INC. (Registrant)

Date:	October 8, 2019	/s/ Ann M. Ferguson
Ann M. Ferguson, Chief Financial Officer and Treasurer