Form 10-Q
period 2019-11-30
SCHMITT INDUSTRIES INC
filed 2020-01-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      To:

Commission File Number: 001-38964

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The number of shares of each class of common stock outstanding as of December 31, 2019

Common stock, no par value	4,156,632

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2019	May 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$12,105,462	$1,467,435
Restricted cash	420,000	—
Accounts receivable, net	395,241	631,126
Inventories	1,077,618	1,241,132
Prepaid expenses	47,575	101,617
Current assets held for sale	—	5,192,384

Total current assets	14,045,896	8,633,694

Property and equipment, net	657,354	676,387

Other assets
Intangible assets, net	339,894	392,185
Noncurrent assets held for sale	—	162,987

TOTAL ASSETS	$15,043,144	$9,865,253

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$226,266	$102,566
Accrued commissions	41,516	71,663
Accrued payroll liabilities	22,150	112,351
Customer deposits and prepayments	103,002	78,376
Other accrued liabilities	699,923	128,353
Income taxes payable	69,100	491
Current portion of long-term liabilities	—	20,828
Current liabilities held for sale	—	849,149

Total current liabilities	1,161,957	1,363,777

Long-term liabilities	—	28,543

Total liabilities	1,161,957	1,392,320

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 4,127,632 shares issued and outstanding at November 30, 2019 and 4,032,878 shares issued and outstanding at May 31, 2019	13,438,041	13,245,439
Accumulated other comprehensive loss	—	(527,827)
Retained earnings (accumulated deficit)	443,146	(4,244,679)

Total stockholders’ equity	13,881,187	8,472,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,043,144	$9,865,253

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2019 AND 2018

	Three Months Ended November 30,		Six Months Ended November 30,
	2019	2018	2019	2018
Net revenue	$1,033,102	$1,157,999	$2,127,879	$2,404,121
Cost of revenue	643,348	675,872	1,260,771	1,443,308

Gross profit	389,754	482,127	867,108	960,813

Operating expenses:
General, administration and sales	993,230	800,671	1,697,382	1,556,651
Research and development	5,377	24,832	8,463	47,408

Total operating expenses	998,607	825,503	1,705,845	1,604,059

Operating (loss)	(608,853)	(343,376)	(838,737)	(643,246)
Other income, net	5,356	6,006	9,723	12,776

(Loss) before income taxes	(603,497)	(337,370)	(829,014)	(630,470)
Provision for income taxes	(4,439)	2,114	(7,829)	4,227

Net (loss) from continuing operations	(599,058)	(339,484)	$(821,185)	$(634,697)

Income from discontinued operations, including gain on sale, net of tax	5,117,005	84,212	5,509,010	167,608

Net income (loss)	$4,517,947	$(255,272)	$4,687,825	$(467,089)

Net (loss) per common share from continuing operations:
Basic	$(0.15)	$(0.08)	$(0.20)	$(0.16)

Weighted average number of common shares, basic	4,083,538	3,994,545	4,030,709	3,994,545

Diluted	$(0.15)	$(0.08)	$(0.20)	$(0.16)

Weighted average number of common shares, diluted	4,083,538	3,994,545	4,030,709	3,994,545

Net income per common share from discontinued operations:
Basic	$1.25	$0.02	$1.37	$0.04

Weighted average number of common shares, basic	4,083,538	3,994,545	4,030,709	3,994,545

Diluted	$1.25	$0.02	$1.37	$0.04

Weighted average number of common shares, diluted	4,083,538	3,994,545	4,030,709	3,994,545

Net income (loss) per common share:
Basic	$1.11	$(0.06)	$1.16	$(0.12)

Weighted average number of common shares, basic	4,083,538	3,994,545	4,030,709	3,994,545

Diluted	$1.11	$(0.06)	$1.16	$(0.12)

Weighted average number of common shares, diluted	4,083,538	3,994,545	4,030,709	3,994,545

Comprehensive income (loss)
Net income (loss)	$4,517,947	$(255,272)	$4,687,825	$(467,089)
Foreign currency translation adjustment	527,827	(5,907)	527,827	73,737

Total comprehensive income (loss)	$5,045,774	$(261,179)	$5,215,652	$(393,352)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2019 AND 2018

	Six Months Ended November 30,
	2019	2018
Cash flows relating to operating activities
Net income (loss)	$4,687,825	$(467,089)
Pre-tax (earnings) from discontinued operations	(532,103)	(176,108)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	83,277	88,974
Gain on disposal of property and equipment	65,020	—
Stock based compensation	192,602	8,987
Gain on sale of discontinued operations before income taxes	(5,059,845)	—
(Increase) decrease in:
Accounts receivable	235,885	(179,867)
Inventories	163,514	(263,254)
Prepaid expenses	54,042	31,390
Income taxes receivable	—	(4,435)
Increase (decrease) in:
Accounts payable	123,701	255,912
Accrued liabilities and customer deposits	436,683	(59,095)
Income taxes payable	68,609	(3,993)

Net cash provided by (used in) operating activities - continuing operations	519,210	(768,578)
Net cash provided by (used in) operating activities - discontinued operations	172,839	(84,648)

Net cash provided by (used in) operating activities - total	692,049	(853,226)
Cash flows relating to investing activities
Purchases of property and equipment	(14,690)	(5,517)
Proceeds from the sale of property and equipment	12,000	—
Proceeds from sale of net assets of discontinued operations	10,319,589	—

Net cash provided by (used in) investing activities - continuing operations	10,316,899	(5,517)
Net cash provided by (used in) investing activities - discontinuing operations	(12,693)	—

Net cash provided by (used in) investing activities - total	10,304,206	(5,517)
Cash flows relating to financing activities
Payments on long-term liabilities	(10,201)	—

Net cash used in investing activities	(10,201)	—

Effect of foreign exchange translation on cash	71,973	103,679

Increase (decrease) in cash, cash equivalents and restricted cash	11,058,027	(755,064)
Cash, cash equivalents and restricted cash, beginning of period	1,467,435	2,111,533

Cash, cash equivalents and restricted cash, end of period	$12,525,462	$1,356,469

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$4,289	$21,155

Cash paid during the period for interest	$2,435	$462

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2019 AND 2018

			Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)
	Common Stock
	Shares	Amount			Total
Balance, May 31, 2019	4,032,878	$13,245,439	$(527,827)	$(4,244,679)	$8,472,933
Stock compensation expense for restricted stock units granted to employees and directors	—	192,602			192,602
Restricted stock units exercised	94,754	—	—	—	—
Net income	—	—	—	4,687,825	4,687,825
Other comprehensive income	—	—	527,827	—	527,827

Balance, November 30, 2019	4,127,632	$13,438,041	$—	$443,146	$13,881,187

Balance, May 31, 2018	3,994,545	$13,085,652	$(536,307)	$(3,033,689)	$9,515,656
Stock-based compensation	—	8,987	—	—	8,987
Net loss	—	—	—	(467,089)	(467,089)
Other comprehensive income	—	—	73,737	—	73,737

Balance, November 30, 2018	3,994,545	$13,094,639	$(462,570)	$(3,500,778)	$9,131,291

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Consolidated Financial Statements of Schmitt Industries, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2019 and its results of operations and its cash flows for the periods presented. The Consolidated Balance Sheet at May 31, 2019 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2019. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2020.

As described in Note 8, the Company sold the Schmitt Dynamic Balance Systems (“SBS”) business line on November 22, 2019. After the sale of the SBS business, based on the types of products and services sold, and an analysis of how the Chief Operating Decision Makers review, manage and are compensated, the Company determined that it operates as one segment.

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

The Company incurs commissions associated with the sales of products, which are accrued and expensed at the time the product is shipped. These amounts are recorded within general, administration and sales expense. The Company also incurs costs related to shipping and handling of its products, the costs of which are expensed as incurred as a component of cost of sales. Shipping and handling fees billed to customers, which are recognized at the time of shipment as a component of net revenues, were $6,534 and $7,896 for the six months ended November 30, 2019 and November 30, 2018, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company generally invests its excess cash in money market funds. The Company’s investment policy also allows for cash to be invested in investment grade highly liquid securities, and the Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. The Company’s cash consists of demand deposits in large financial institutions and money market funds. At times, balances may exceed federally insured limits.

Restricted cash consists of an amount held in escrow related to the sale of the balancer business segment, as described in Note 8. Once certain events are complete, the restrictions on this cash payment will be released.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheets as of November 30, 2019 and May 31, 2019 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the respective periods then ended:

Statement of Cash Flows for the six months ended November 30, 2019 and year ended May 31, 2019:

	November 30, 2019	May 31, 2019
Cash and cash equivalents	$12,105,462	$1,467,435
Restricted cash	420,000	—

Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$12,525,462	$1,467,435

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. In the event there is doubt about whether a customer account is collectible, a reserve is provided. If these analyses lead management to the conclusion that a customer account is uncollectible, the balance will be directly charged to bad debt expense. The allowance for doubtful accounts was $81,158 and $36,826 as of November 30, 2019 and May 31, 2019, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of November 30, 2019 and May 31, 2019 inventories consisted of:

	November 30, 2019	May 31, 2019
Raw materials	$316,565	$347,095
Work-in-process	397,370	376,375
Finished goods	363,683	517,662

	$1,077,618	$1,241,132

Property and Equipment

Property and equipment are stated at cost, less depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; and twenty-five years for buildings and improvements. Expenditures for maintenance and repairs are charged to expense as incurred. As of November 30, 2019 and May 31, 2019, property and equipment consisted of:

	November 30, 2019	May 31, 2019
Land	$299,000	$299,000
Buildings and improvements	1,826,503	1,814,524
Furniture, fixtures and equipment	416,956	421,456

	2,542,459	2,534,980
Less accumulated depreciation	(1,885,105)	(1,858,593)

	$657,354	$676,387

Depreciation expense for the six months ended November 30, 2019 and 2018 was $30,986 and $36,683, respectively.

Lease Accounting

The Company determines if an arrangement is a lease or a service contract at inception. Where an arrangement is a lease the Company determines if it is an operating lease or a finance lease. Subsequently, if the arrangement is modified the Company reevaluates the classification.

Buildings leased to others under operating leases are included in property, plant and equipment. See Note 6.

Intangible Assets

Amortizable intangible assets, which include purchased technology and patents, are amortized over their estimated useful lives ranging from five to seventeen years. As of November 30, 2019 and May 31, 2019, amortizable intangible assets were $2,200,883, and accumulated amortization was $1,860,989 and $1,808,698, respectively. Amortization expense for both the six months ended November 30, 2019 and 2018 was $52,291.

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

NOTE 2:

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard on leasing. The new standard requires companies to record most leased assets and liabilities on the balance sheet, and also proposed a dual model for recognizing expense. The Company adopted the standard as of June 1, 2019, with retroactive reporting for prior periods (the comparative option). Adoption of these accounting changes did not have a material impact on the Consolidated Financial Statements.

In January 2017, the FASB issued a new accounting standard which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance was effective for the Company beginning in 2019. Adoption of these accounting changes did not have a material impact on the Consolidated Financial Statements.

In May 2017, the FASB issued a new accounting standard which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This guidance is effective for the Company beginning in 2019. Adoption of these accounting changes did not have a material impact on the Consolidated Financial Statements.

In June 2018, the FASB issued a new accounting standard which provides guidance that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new guidance is effective for the Company beginning in 2019, with early adoption permitted. Adoption of these accounting changes did not have a material impact on the Consolidated Financial Statements.

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

•

Expected Volatility. The Company estimates the volatility of its common stock (the “Common Stock”) at the date of grant based on the historical volatility of its Common Stock. The volatility factor the Company uses is based on its historical stock prices over the most recent period commensurate with the estimated expected life of the award. These historical periods may exclude portions of time when unusual transactions occurred.

•	Expected Dividend Yield. The Company does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of 0.

•

Expected Forfeitures. The Company uses relevant historical data to estimate pre-vesting option forfeitures. The Company records stock-based compensation only for those awards that are expected to vest.

There were no options granted during the six months ended November 30, 2019.

At November 30, 2019, the Company had outstanding stock options to purchase 236,666 shares of Common Stock all of which are vested and exercisable with a weighted average exercise price of $2.35. As all options outstanding as of November 30, 2019 were fully vested, the Company estimates that $0 will be recorded as additional stock-based compensation expense during the year ending May 31, 2020.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
124,166	$1.70	6.2	124,166	$1.70
15,000	2.53	2.6	15,000	2.53
37,500	2.82	3.0	37,500	2.82
25,000	2.90	3.4	25,000	2.90
35,000	3.65	0.5	35,000	3.65

236,666	$2.35	4.3	236,666	$2.35

Options granted, exercised, canceled and expired under the Company’s stock-based compensation plans during the six months ended November 30, 2019 are summarized as follows:

	Six Months Ended November 30, 2019
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable - beginning of period	254,166	$2.41	5.8
Options granted	0	0.00	0.0
Options exercised	0	0.00	0.0
Options forfeited/canceled	(17,500)	3.29	0.0

Options outstanding and exercisable - end of period	236,666	$2.35	4.3	$556,165

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

The lattice model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award and calculates the fair value of each restricted stock unit. The Company used the following assumptions in determining the fair value of the restricted stock units:

Year Ended May 31, 2019
Expected stock price volatility	50.1% - 57.5%
Expected divident yield	0%
Average risk-free interest rate	2.55% - 2.98%

During the six months ended November 30, 2019, three tranches of the market-based restricted stock units granted in Fiscal 2019 vested.

During the six months ended November 30, 2019, 41,976 service-based restricted stock units were granted and 35,754 immediately vested on the date of the grants.

Restricted stock unit activity under the Company’s stock-based compensation plans during the six months ended November 30, 2019 is summarized as follows:

	Number of Units	Weighted Average Price at Time of Grant	Aggregate Intrinsic Value
Non-vested restricted stock units - May 31, 2019	98,000	$2.94
Restricted stock units granted	41,976	2.42
Restricted stock units vested	(71,754)	(2.65)

Non-vested restricted stock units - November 30, 2019	68,222	$2.93	$199,890

During the six months ended November 30, 2019, the Company issued 23,000 shares of common stock related to restricted stock units which were granted, vested, and expensed in a prior period.

During the six months ended November 30, 2019, total restricted stock unit compensation expense recognized was $192,602 and has been recorded as general, administration and sales expense in the Consolidated Statements of Operations and Comprehensive Loss. Stock compensation expense related to non-vested restricted stock units with a time vesting condition was $932.

NOTE 4:

WEIGHTED AVERAGE SHARES AND RECONCILIATION

Basic net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase Common Stock and restricted stock units vested but not issued.    Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods.

For the three and six months ended November 30, 2019, potentially dilutive securities consisted of options of 236,666 shares of Common Stock at prices ranging from $1.70 to $3.65 per share. Of these potentially dilutive securities, none of the shares of Common Stock underlying the options are included in the computation of diluted earnings per share because the Company incurred a net loss from continuing operations. In periods when a net loss is incurred in continuing operations, no Common Stock equivalents are included in the calculation of diluted net income or loss from discontinued operations or overall Company net income or loss since they are antidilutive. As such, all stock options outstanding are excluded from the computation of diluted net income in those periods.

Basic weighted average shares for the three and six months ended November 30 is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2019	2018	2019	2018
Weighted average shares (basic)	4,083,538	3,994,545	4,030,709	3,994,545
Effect of dilutive stock options	—	—	—	—

Weighted average shares (diluted)	4,083,538	3,994,545	4,030,709	3,994,545

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

Other long-term liabilities related to tax contingencies were $0 as of both November 30, 2019 and May 31, 2019. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of November 30, 2019 and May 31, 2019.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2016 and after are subject to examination. In the United Kingdom, tax years for the years ended May 31, 2018 and after are subject to examination.

Effective Tax Rate

The effective tax rate for the three months ended November 30, 2019 was 1.5%. The effective tax rate on consolidated net income for the three months ended November 30, 2019 and 2018 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2020 will be approximately 1.6% due to the items noted above.

NOTE 6:

LEASES

On November 22, 2019, the Company entered in a commercial lease agreement, which will be accounted for pursuant to (ASU) No. 2016-02, “Leases (Topic 842)”. The Company elected the practical expedient to not separate lease and non-lease components and will present property revenues as other income, combined based upon the lease being determined to be the predominant component.

The lessor commercial agreement contains a 10-year term with a renewal option to extend, which will be considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period, and early termination options based on established terms specific to the individual agreement. Minimum future lease payments receivable are as follows:

Years ending May 31,
2020	$139,692
2021	283,578
2022	291,906
2023	300,666
2024	309,870
Thereafter	1,876,764

Total undiscounted cash flow	$3,202,476

NOTE 7:

CUSTOMER CONCENTRATION

The Company’s largest 3 customers accounted for 14.6%, 10.1%, and 4.6% of our revenues, respectively, for the three months ended November 30, 2019 and 14.8%, 10.3%, and 4.4% of our revenues, respectively, for the six months ended November 30, 2019.

NOTE 8:

DISCONTINUED OPERATIONS

On October 10, 2019, the Company entered into an agreement (“Purchase Agreement”) to sell the Schmitt Dynamic Balance Systems (“SBS”) business line to Tosei Engineering Corp. and Tosei America, Inc. (collectively “Tosei” or Buyer) for a purchase price of $10,500,000 in cash. The transaction closed on November 22, 2019 and included certain assets held by the U.S. parent company and all the outstanding stock of the UK subsidiary, Schmitt Europe Limited. As a result, the financial position, results of operations, and cash flows relating to our SBS business line are reported as discontinued operations in the accompanying financial statements.    The purchase agreement contains customary requirements of closing, including adjustments based on the final amount of working capital transferred to the Buyer.

The consideration included $9,940,000 in unrestricted cash from the Buyer at closing, plus $420,000 to be placed into an escrow account, net of $140,000 in minimum cash settled via the funds flow at closing. Remaining escrow funds become unrestricted after certain events are completed and after one year from closing. The Purchase Agreement requires an adjustment to purchase price after closing based on the difference between (a) the calculated amount of working capital at closing and (b) the target working capital of $4,200,000. The closing working capital calculation has not been completed; however, the Company does not expect any resulting adjustment to be significant.

In connection with the Purchase Agreement, the Company entered into a Transition Service Agreement (“TSA”) with the Buyer during the transition of certain accounting and treasury processes. The Company has collected $196,000 of cash on behalf of the Buyer via the TSA that is included in the cash and cash equivalents and other accrued liabilities balances at November 30, 2019.

The following table summarizes the consideration and gain recognized in the quarter ended November 30, 2019 associated with the sale of the SBS Business:

Purchase Price	$10,500,000
Cash in SEL	69,157
Less:
Net assets sold	4,460,177
Minimum cash	140,000
Transaction fees	453,287
Release of cumulative translation adjustment from OCI	455,848
Plus or minus:
Closing adjustments	—

Pre-tax gain on sale	$5,059,845

Income taxes	82,938

Gain on sale, net of income taxes	$4,976,907

The following are the carrying amounts of assets and liabilities classified as held for sale and included as a part of discontinued operations:

	November 30, 2019	May 31, 2019
Accounts receivable, net	$—	$1,365,114
Inventories	—	3,777,913
Prepaid expenses	—	49,357

Current assets held for sale	$—	$5,192,384
Property and equipment, net	—	162,987

Noncurrent assets held for sale	$—	$162,987
Accounts payable	$—	$393,773
Accrued commissions	—	128,453
Accrued payroll liabilities	—	127,124
Customer deposits and prepayments	—	109,860
Other accrued liabilities	—	89,914

Current liabilities held for sale	$—	$849,124

Net assets held for sale	$—	$4,506,247

The following is a composition of the line items constituting income from discontinued operations:

	Three Months Ended November 30,		Six Months Ended November 30,
	2019	2018	2019	2018
Net revenue	$2,095,901	$2,345,477	$4,343,008	$4,539,809
Cost of revenue	1,210,126	1,464,499	2,374,251	2,797,717

Gross profit	885,775	880,978	1,968,757	1,742,092

Operating expenses:
General, administration and sales	665,365	738,821	1,252,222	1,388,201
Research and development	26,839	23,093	35,920	48,754

Total operating expenses	692,204	761,914	1,288,142	1,436,955

Operating income	193,571	119,064	680,615	305,137
Other expense, net	(65,192)	(30,604)	(140,923)	(129,029)

Income before income taxes	128,379	88,460	539,692	176,108
Provision for income taxes	(11,719)	4,248	7,589	8,500

Net income from discontinued operations, before gain on sale, net of tax	$140,098	$84,212	$532,103	$167,608

NOTE 9:

SUBSEQUENT EVENTS

On December 3, 2019, the Company announced that its Board of Directors authorized a share repurchase plan to buy up to $2 million of its Common Stock. The Company intends to purchase shares from time to time through open market and private transactions in accordance with Securities and Exchange Commission rules. The plan is authorized through December 16, 2020.

On December 17, 2019, the Company acquired 365,490 shares of Common Stock (the “Shares”) at $3.25 per share from Walter Brown Pistor (the “Acquisition”).

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

RESULTS OF OPERATIONS

Schmitt Industries, Inc. (“Schmitt” or the “Company”) designs, manufactures and sells high precision test and measurement products, solutions and services. As described under Note 8, on October 10, 2019, the Company entered into an agreement to sell the Schmitt Dynamic Balance Systems (“SBS”) business line to Tosei Engineering Corp. and Tosei America, Inc. for a purchase price of $10,500,000 in cash (the“SBS Transaction”). The transaction closed on November 22, 2019 and included certain assets held by the U.S. parent company and all the outstanding stock of the UK subsidiary, Schmitt Europe Limited. As a result, the financial position, results of operations, and cash flows relating to our SBS business line are reported as discontinued operations in the accompanying financial statements.

We provide the products and services through our Acuity® and Xact® Product lines:

•	Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., the Company manufacturers and sells products in two core product lines, Acuity and Xact:

•	Acuity® sells products, solutions and services that includes laser and white light sensor distance, measurement and dimensional sizing products;

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

Highlights of the Three and Six Months Ended November 30, 2019

•

Company revenue decreased $124,897, or 10.8%, to $1,033,102 for the three months ended November 30, 2019 as compared to $1,157,999 for the three months ended November 30, 2018. Company revenue decreased $276,242, or 11.5%, to $2,127,879 for the six months ended November 30, 2019 as compared to $2,404,121 for the six months ended November 30, 2018. The decrease is attributable to a decline in XACT and Acuity product revenue. Xact’s services in the “Internet of Things” environment continued to grow with monitoring revenue increasing 13.0% and 14.6% to $380,975 and $748,816, respectively, for the three months and six months ended November 30, 2019.

•

Gross margin decreased 3.9% to 37.7% for the three months ended November 30, 2019 as compared to 41.6% for the three months ended November 30, 2018. The decrease in gross margin was primarily due to unrecoverable inventory costs. Gross margin increased 0.7% to 40.7% for the six months ended November 30, 2019 as compared to 40.0% for the six months ended November 30, 2018. The increase in gross margin was primarily influenced by favorable product mix shifts and the $70,000 sale of discontinued product line items with no offsetting cost of sales.

•

Operating expenses increased $173,104, or 21.0%, to $998,607 for the three months ended November 30, 2019 from $825,503 for the three months ended November 30, 2018, and increased $101,786, or 6.3%, to $1,705,845 for the six months ended November 30, 2019 compared to $1,604,059 for the six months ended November 30, 2018. These results include expenses of $466,707 and $508,681 incurred during the three- and six-month periods ended November 30, 2019, respectively, that are not expected to be incurred in future periods.

•

Net loss from continuing operations was $(599,058), or $(0.15) per fully diluted share, for the three months ended November 30, 2019 as compared to net loss of $(339,484), or $(0.08) per fully diluted share, for the three months ended November 30, 2018. Net loss was $(821,185), or $(0.20) per fully diluted share, for the six months ended November 30, 2019 as compared to net loss of $(634,697), or $(0.16) per fully diluted share, for the six months ended November 30, 2018.

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

Discussion of Operating Results from Continuing Operations

	Three Months Ended
	November 30, 2019		November 30, 2018
Revenue	1,033,102	100.0%	1,157,999	100.0%
Cost of revenue	643,348	62.3%	675,872	58.4%

Gross profit	389,754	37.7%	482,127	41.6%

Operating expenses:
General, administration and sales	993,230	96.1%	800,671	69.1%
Research and development	5,377	0.5%	24,832	2.1%

Total operating expenses	998,607	96.7%	825,503	71.3%

Operating (loss)	(608,853)	-58.9%	(343,376)	-29.7%
Other income, net	5,356	0.5%	6,006	0.5%

(Loss) before income taxes	(603,497)	-58.4%	(337,370)	-29.1%
Provision for income taxes	(4,439)	-0.4%	2,114	0.2%

Net (loss) from continuing operations	(599,058)	-58.0%	(339,484)	-29.3%

Income from discontinued operations, including gain on sale, net of tax	5,117,005	495.3%	84,212	7.3%

Net income (loss)	$4,517,947	437.3%	$(255,272)	-22.0%

	Six Months Ended
	November 30, 2019		November 30, 2018
Revenue	2,127,879	100.0%	2,404,121	100.0%
Cost of sales	1,260,771	59.3%	1,443,308	60.0%

Gross profit	867,108	40.7%	960,813	40.0%

Operating expenses:
General, administration and sales	1,697,382	79.8%	1,556,651	64.7%
Research and development	8,463	0.4%	47,408	2.0%

Total operating expenses	1,705,845	80.2%	1,604,059	66.7%

Operating loss	(838,737)	-39.4%	(643,246)	-26.8%
Other income, net	9,723	0.5%	12,776	0.5%

Loss before income taxes	(829,014)	-39.0%	(630,470)	-26.2%
Provision for income taxes	(7,829)	-0.4%	4,227	0.2%

Net loss from continuing operations	(821,185)	-38.6%	(634,697)	-26.4%

Income from discontinued operations, including gain on sale, net of tax	5,509,010	258.9%	167,608	7.0%

Net income (loss)	$4,687,825	220.3%	$(467,089)	-19.4%

Company revenue decreased $124,897 or 10.8%, to $1,033,102 for the three months ended November 30, 2019 as compared to $1,157,999 in November 30, 2018, primarily due to a 18.8% decrease in Xact product revenue and a 31.6% decrease in Acuity product revenue. Company revenue decreased $276,242, or 11.5%, to $2,127,879 for the six months ended November 30, 2019 as compared to $2,404,121 in November 30, 2018, primarily due to a 44.8% decrease in Xact product revenue and a 15.2% decrease in Acuity product revenue. Xact customers intermittently purchase Xact products based on their respective business needs and capital expenditure budgets, causing irregular product revenue over quarterly periods.

Revenue by product line for three and six months ended November 30, 2019 and 2018 were as follows:

	Three Months Ended November 30,
	2019	2018	Variance
Acuity revenue	$370,527	$541,978	$(171,451)	(31.6%)
Xact - product revenue	217,330	267,698	(50,368)	(18.8%)
Xact - monitoring revenue	380,975	337,125	43,850	13.0%
Other revenue	64,270	11,198	53,072	473.9%

Total revenue	$1,033,102	$1,157,999	(124,897)	(10.8%)

	Six Months Ended November 30,
	2019	2018	Variance
Acuity	$816,420	$962,350	$(145,930)	(15.2%)
Xact - product sales	428,374	776,524	(348,150)	(44.8%)
Xact - monitoring revenues	748,816	653,298	95,518	14.6%
Other revenue	134,269	11,949	122,320	1023.7%

Total revenue	$2,127,879	$2,404,121	$(276,242)	(11.5%)

Gross Margin – Gross margin for the three months ended November 30, 2019 decreased to 37.7% as compared to 41.6% for the three months ended November 30, 2018. The variances in gross margin between the periods presented were primarily due to unrecoverable inventory costs. Gross margin for the six months ended November 30, 2019 increased to 40.7% as compared to 40.0% for the six months ended November 30, 2018. The variances in gross margin between the periods presented were primarily influenced by favorable product mix shifts, the $70,000 sale of discontinued product line items with no offsetting cost of sales.

Operating Expenses – Operating expenses increased $173,104, or 21.0%, to $998,607 for the three months ended November 30, 2019 from $825,503 for the three months ended November 30, 2018. The increase in operating expenses for the three months ended November 30, 2019 is primarily due to increases in payroll taxes and benefits, insurance and professional, legal and accounting expenses. These results also include expenses of $466,707 incurred during the three-month period ended November 30, 2019, that are not expected to be incurred in future periods. Operating expenses increased $101,786, or 6.3%, to $1,705,845 for the six months ended November 30, 2019 from $1,604,059 for the six months ended November 30, 2018. The increase in operating expenses for the six months ended November 30, 2019 is primarily due to increases in payroll taxes and benefits and insurance expenses. These results also include expenses of $508,681 incurred during the six-month period ended November 30, 2019, that are not expected to be incurred in future periods.

Other Income (Expense) – Other income (expense) consists of interest income, interest expense, foreign currency exchange gain (loss) and other income (expense). Interest income was $5,398 for the three months ended November 30, 2019 as compared to $6,839 for the three months ended November 30, 2018. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense was $362 for the three months ended November 30, 2019 as compared to $199 for the three months ended November 30, 2018. Interest income was $9,684 for the six months ended November 30, 2019 as compared to $14,308 for the six months ended November 30, 2018. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense was $2,435 for the six months ended November 30, 2019 as compared to $462 for the six months ended November 30, 2018.

The foreign currency exchange gain and loss fluctuates with the strength of foreign currencies against the U.S. dollar during the respective periods. Foreign currency exchange loss was $247 for the three months ended November 30, 2019 as compared to foreign currency exchange loss of $644 for the three months ended November 30, 2018. Foreign currency exchange loss was $1,126 for the six months ended November 30, 2019 as compared to foreign currency exchange loss of $1,093 for the six months ended November 30, 2018.

Income Taxes – The effective tax rate for continuing operations for the three months ended November 30, 2019 was (0.7)%. The effective tax rate for the three months ended November 30, 2018 was 0.6%. The effective tax rate for the six months ended November 30, 2019 was (0.9)%. The effective tax rate for the six months ended November 30, 2018 was 0.7%. The effective tax rate on consolidated net income for the three and six months ended November 30, 2019 and 2018 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

Net Income (Loss) – Net loss was $(599,058), or $(0.15) per fully diluted share, for the three months ended November 30, 2019 compared to net loss of $(339,484), or $(0.08) per fully diluted share, for the three months ended November 30, 2018. Net loss was $(821,185), or $(0.20) per fully diluted share, for the six months ended November 30, 2019 compared to net income loss of $(634,697), or $(0.16) per fully diluted share, for the six months ended November 30, 2018.

Income from Discontinued Operations, Including Gain on Sale, Net of Tax – On November 22, 2019, we sold the net assets of our SBS business. The gain on the sale of this business together with the earnings from these discontinued operations, net of tax, totaled $5,117,005 and $5,509,010 for the three and six months ended November 30, 2019, respectively. This compares to the earnings from these discontinued operations of $84,212 and $167,608 from the three and six months ended November 30, 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $5,614,022 to $12,883,939 as of November 30, 2019 as compared to $7,269,917 as of May 31, 2019.

Cash, cash equivalents and restricted cash increased $11,058,027 to $12,525,462 as of November 30, 2019 from $1,467,435 as of May 31, 2019. The primary reason for this increase was the proceeds received from the SBS Transaction. Cash generated by operating activities from continuing operations totaled $519,210 for the six months ended November 30, 2019 as compared to cash used in operating activities from continuing operations of $768,578 for the six months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our business

Item 6. Exhibits

Exhibit	Description

10.1	Asset Purchase Agreement and Stock Purchase Agreement dated October 9, 2019, filed as Exhibit 1.01(a) to the Company’s Current Report on Form 8-K filed on October 11, 2019, is incorporated herein by reference.

10.2	Employment Agreement for Regina Walker dated October 21, 2019, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019, is incorporated herein by reference.

10.3	Transition Services Agreement, dated November 22, 2019 between the Company and Tosei America, Inc., filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 27, 2019, is incorporated herein by reference.

10.4	Lease Agreement, dated November 22, 2019 between the Company and Tosei America, Inc., filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 27, 2019, is incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC. (Registrant)

Date: January 14, 2020	/s/ Regina Walker
Regina Walker, Chief Financial Officer and Treasurer