Form 10-Q
period 2020-02-29
SCHMITT INDUSTRIES INC
filed 2020-04-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      To:

Commission File Number: 001-38964

SCHMITT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1151989 (IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of March 31, 2020

Common stock, no par value	3,777,856

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 29, 2020	May 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$10,544,255	$1,467,435
Restricted cash	420,000	—
Accounts receivable, net	645,691	631,126
Inventories	1,057,084	1,241,132
Prepaid expenses	91,376	101,617
Current assets held for sale	—	5,192,384

Total current assets	12,758,406	8,633,694

Property and equipment, net	659,263	753,407

Other assets
Intangible assets, net	313,748	392,185
Noncurrent assets held for sale	—	85,967

TOTAL ASSETS	$13,731,417	$9,865,253

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$277,825	$102,566
Accrued commissions	54,317	71,663
Accrued payroll liabilities	51,981	112,351
Customer deposits and prepayments	104,578	78,376
Other accrued liabilities	620,687	128,353
Income taxes payable	62,788	491
Current portion of long-term liabilities	—	20,828
Current liabilities held for sale	—	849,149

Total current liabilities	1,172,176	1,363,777

Long-term liabilities	—	28,543

Total liabilities	1,172,176	1,392,320

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 3,783,485 shares issued and outstanding at February 29, 2020 and 4,032,878 shares issued and outstanding at May 31, 2019	12,247,264	13,245,439
Accumulated other comprehensive loss	—	(527,827)
Retained earnings (accumulated deficit)	311,977	(4,244,679)

Total stockholders’ equity	12,559,241	8,472,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,731,417	$9,865,253

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	Three Months Ended,		Nine Months Ended,
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net revenue	$1,094,967	$1,120,545	$3,222,846	$3,524,666
Cost of revenue	491,346	705,259	1,752,116	2,148,567

Gross profit	603,621	415,286	1,470,730	1,376,099

Operating expenses:
General, administration and sales	1,011,414	826,105	2,785,816	2,382,756
Research and development	23,908	5,497	32,371	52,905

Total operating expenses	1,035,322	831,602	2,818,187	2,435,661

Operating (loss)	(431,701)	(416,316)	(1,347,457)	(1,059,562)
Other income, net	187,218	(5,458)	196,941	7,318

(Loss) before income taxes	(244,483)	(421,774)	(1,150,516)	(1,052,244)
(Benefit) for income taxes	(4,206)	2,189	(12,035)	6,416

Net loss from continuing operations	$(240,277)	$(423,963)	$(1,138,481)	$(1,058,660)

Income from discontinued operations, including gain on sale, net of tax	109,107	(51,226)	5,695,137	116,382

Net income (loss)	$(131,170)	$(475,189)	$4,556,656	$(942,278)

Net (loss) per common share from continuing operations:
Basic	$(0.06)	$(0.11)	$(0.29)	$(0.26)

Weighted average number of common shares, basic	3,858,287	4,000,990	3,992,664	3,996,670

Diluted	$(0.06)	$(0.11)	$(0.29)	$(0.26)

Weighted average number of common shares, diluted	3,858,287	4,000,990	3,992,664	3,996,670

Net income per common share from discontinued operations:
Basic	$0.03	$(0.01)	$1.43	$0.03

Weighted average number of common shares, basic	3,858,287	4,000,990	3,992,664	3,996,670

Diluted	$0.03	$(0.01)	$1.43	$0.03

Weighted average number of common shares, diluted	3,858,287	4,000,990	3,992,664	3,996,670

Net income (loss) per common share:
Basic	$(0.03)	$(0.12)	$1.14	$(0.24)

Weighted average number of common shares, basic	3,858,287	4,000,990	3,992,664	3,996,670

Diluted	$(0.03)	$(0.12)	$1.14	$(0.24)

Weighted average number of common shares, diluted	3,858,287	4,000,990	3,992,664	3,996,670

Comprehensive income (loss)
Net income (loss)	$(131,170)	$(475,189)	$4,556,656	$(942,278)
Foreign currency translation adjustment	—	(47,256)	527,827	26,481

Total comprehensive income (loss)	$(131,170)	$(522,445)	$5,084,483	$(915,797)

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	Nine Months Ended,
	February 29, 2020	February 28, 2019
Cash flows relating to operating activities
Net income (loss)	$4,556,656	$(942,278)
Pre-tax earnings from discontinued operations	(539,692)	(129,281)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	121,080	131,097
Loss on disposal of property and equipment	65,020	—
Stock based compensation	326,724	5,678
Reserve for excess or obsolete inventories	—	116,131
Gain on sale of discontinued operations before income taxes	(5,243,865)	—
(Increase) decrease in:
Accounts receivable	(14,565)	(229,226)
Inventories	184,048	(307,079)
Prepaid expenses	10,241	(68,994)
Increase (decrease) in:
Accounts payable	175,260	178,495
Accrued liabilities and customer deposits	440,820	(36,140)
Income taxes payable	62,297	(3,993)

Net cash provided by (used in) operating activities - continuing operations	144,024	(1,285,590)
Net cash provided by operating activities - discontinued operations	257,453	321,215

Net cash provided by (used in) operating activities - total	401,477	(964,375)
Cash flows relating to investing activities
Purchases of property and equipment	(28,256)	(4,674)
Proceeds from the sale of property and equipment	12,000	—
Proceeds from sale of net assets of discontinued operations	10,426,589	—

Net cash provided by (used in) investing activities - continuing operations	10,410,333	(4,674)
Net cash provided by (used in) investing activities - discontinuing operations	(12,693)	—

Net cash provided by (used in) investing activities - total	10,397,640	(4,674)
Cash flows relating to financing activities
Payments on current and long-term liabilities	(49,371)	(8,366)
Common stock issued on exercise of stock options	8,500	65,166
Repurchase of equity	(1,333,399)	—

Net cash provided by (used in) financing activities	(1,374,270)	56,800

Effect of foreign exchange translation on cash	71,973	26,481

Increase (decrease) in cash, cash equivalents and restricted cash	9,496,820	(885,768)
Cash, cash equivalents and restricted cash, beginning of period	1,467,435	2,111,533

Cash, cash equivalents and restricted cash, end of period	$10,964,255	$1,225,765

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$4,289	$23,512

Cash paid during the period for interest	$2,435	$8,985

Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment through financed payables	—	$148,760

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	Common Stock		Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)
	Shares	Amount			Total
Balance, May 31, 2019	4,032,878	$13,245,439	$(527,827)	$(4,244,679)	$8,472,933
Stock compensation expense for restricted stock units granted to employees and directors	—	326,724	—	—	326,724
Repurchase of common stock	(412,422)	(1,333,399)	—	—	(1,333,399)
Exercise of stock options	33,166	8,500	—	—	8,500
Restricted stock units exercised	129,863	—	—	—	—
Net income	—	—	—	4,556,656	4,556,656
Other comprehensive income	—	—	527,827	—	527,827

Balance, February 29, 2020	3,783,485	$12,247,264	$—	$311,977	$12,559,241

Balance, May 31, 2018	3,994,545	$13,085,652	$(536,307)	$(3,033,689)	$9,515,656
Exercise of stock options	38,333	65,166	—	—	65,166
Stock-based compensation	—	5,678	—	—	5,678
Net loss	—	—	—	(942,278)	(942,278)
Other comprehensive income	—	—	26,481	—	26,481

Balance, February 28, 2019	4,032,878	$13,156,496	$(509,826)	$(3,975,967)	$8,670,703

The accompanying notes are an integral part of these financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Consolidated Financial Statements of Schmitt Industries, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 29, 2020 and its results of operations and its cash flows for the periods presented. The Consolidated Balance Sheet at May 31, 2019 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2019. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2020.

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

Reclassification

Certain amounts in the prior period Consolidated Balance Sheet have been reclassified to conform to the presentation of the current period. Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income (loss).

Revenue Recognition

The Company determines the amount of revenue it recognizes associated with the transfer of each product or service. For sale of products or delivery of monitoring services to all customers, each transaction is evaluated to determine whether there is approval and commitment from both the Company and the customer for the transaction; whether the rights of each party are specifically identified; whether the transaction has commercial substance; whether collectability from the customer is probable at the inception of the contract and whether the transaction amount is defined. If a transaction to sell products or provide monitoring services meets all of the above criteria, revenue is recognized for the sales of product at the time of shipment or for monitoring services at the completion of the month in which monitoring services are provided.

The Company incurs commissions associated with the sales of products, which are accrued and expensed at the time the product is shipped. These amounts are recorded within general, administration and sales expense. The Company also incurs costs related to shipping and handling of its products, the costs of which are expensed as incurred as a component of cost of sales. Shipping and handling fees billed to customers, which are recognized at the time of shipment as a component of net revenues, were $21,066 and $24,242 for the nine months ended February 29, 2020 and February 28, 2019, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheets as of February 29, 2020 and May 31, 2019 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the respective periods then ended:

Statement of Cash Flows for the nine months ended February 29, 2020 and year ended May 31, 2019:

	February 29, 2020	May 31, 2019
Cash and cash equivalents	$10,544,255	$1,467,435
Restricted cash	420,000	—

Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$10,964,255	$1,467,435

The amounts in money market funds as of February 29, 2020 and May 31, 2019 were $9,168,219 and $674,092, respectively.

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. In the event there is doubt about whether a customer account is collectible, a reserve is provided. If these analyses lead management to the conclusion that a customer account is uncollectible, the balance will be directly charged to bad debt expense. The allowance for doubtful accounts was $99,442 and $36,826 as of February 29, 2020 and May 31, 2019, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of February 29, 2020 and May 31, 2019 inventories consisted of:

	February 29, 2020	May 31, 2019
Raw materials	$116,814	$347,095
Work-in-process	536,513	376,375
Finished goods	403,757	517,662

	$1,057,084	$1,241,132

Property and Equipment

Property and equipment are stated at cost, less depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; and twenty-five years for buildings and improvements. Expenditures for maintenance and repairs are charged to expense as incurred. As of February 29, 2020 and May 31, 2019, property and equipment consisted of:

	February 29, 2020	May 31, 2019
Land	$299,000	$299,000
Buildings and improvements	1,840,025	1,814,524
Furniture, fixtures and equipment	396,986	498,476

	2,536,011	2,612,000
Less accumulated depreciation	(1,876,748)	(1,858,593)

	$659,263	$753,407

Depreciation expense for the nine months ended February 29, 2020 and February 28, 2019 was $42,643 and $52,660, respectively.

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

Intangible Assets

Amortizable intangible assets, which include purchased technology and patents, are amortized over their estimated useful lives ranging from five to seventeen years. As of February 29, 2020 and May 31, 2019, amortizable intangible assets were $2,085,362 and $2,200,883, and accumulated amortization was $1,771,614 and $1,808,698, respectively.

Amortization expense for both the nine months ended February 29, 2020 and February 28, 2019 was $78,437.

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

In May 2017, the FASB issued a new accounting standard which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This guidance was effective for the Company beginning in 2019. Adoption of these accounting changes did not have a material impact on the Consolidated Financial Statements.

In June 2018, the FASB issued a new accounting standard which provides guidance that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance was effective for the Company beginning in 2019, with early adoption permitted. Adoption of these accounting changes did not have a material impact on the Consolidated Financial Statements.

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

There were no options granted during the nine months ended February 29, 2020.

At February 29, 2020, the Company had outstanding stock options to purchase 22,500 shares of Common Stock all of which are vested and exercisable with a weighted average exercise price of $1.70. As all options outstanding as of February 29, 2020 were fully vested, the Company estimates that $0 will be recorded as additional stock-based compensation expense during the year ending May 31, 2020.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
22,500	$1.70	7.1	22,500	$1.70

Options granted, exercised, canceled and expired under the Company’s stock-based compensation plans during the nine months ended February 29, 2020 are summarized as follows:

	Nine Months Ended February 29, 2020
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable - beginning of period	254,166	$2.41	5.8
Options granted	—	—	—
Options exercised	(69,166)	1.82	—
Options forfeited/canceled	(162,500)	2.77	—

Options outstanding and exercisable - end of period	22,500	$1.70	7.1	$38,250

Restricted Stock Units

Service-based and market-based restricted stock units are granted to key employees and members of the Company’s Board of Directors. Service-based restricted stock units generally fully vest on the first anniversary date of the award. Market-based restricted stock units are contingent on continued service and vest based on the 15-day average closing price of the Company’s Common Stock equal or exceeding certain targets established by the Compensation Committee of the Board of Directors.

The lattice model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award and calculates the fair value of each restricted stock unit. The Company used the following assumptions in determining the fair value of the restricted stock units:

Year Ended May 31, 2019
Expected stock price volatility	50.1% - 57.5%
Expected dividend yield	0.0%
Average risk-free interest rate	2.55% - 2.98%

During the nine months ended February 29, 2020, five tranches of the market-based restricted stock units granted in Fiscal 2019 vested.

During the nine months ended February 29, 2020, 62,780 service-based restricted stock units were granted and 46,863 immediately vested on the date of the grants.

Restricted stock unit activity under the Company’s stock-based compensation plans during the nine months ended February 29, 2020 is summarized as follows:

	Number of Units	Weighted Average Price at Time of Grant	Aggregate Intrinsic Value
Non-vested restricted stock units - May 31, 2019	98,000	$2.94
Restricted stock units granted	80,780	3.00
Restricted stock units vested	(106,863)	(2.83)
Restricted stock units forfeited	(14,000)	(2.63)

Non-vested restricted stock units - February 29, 2020	57,917	$3.30	$191,126

During the nine months ended February 29, 2020, the Company issued 23,000 shares of common stock related to restricted stock units which were granted, vested, and expensed in a prior period.

During the nine months ended February 29, 2020, total restricted stock unit compensation expense recognized was $326,724 and has been recorded as general, administration and sales expense in the Consolidated Statements of Operations and Comprehensive Loss. Stock compensation expense related to non-vested restricted stock units with a time vesting condition was $10,393.

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

For the three and nine months ended February 29, 2020, potentially dilutive securities consisted of options of 22,500 shares of Common Stock at $1.70 per share. Of these potentially dilutive securities, none of the shares of Common Stock underlying the options are included in the computation of diluted earnings per share because the Company incurred a net loss from continuing operations. In periods when a net loss is incurred in continuing operations, no Common Stock equivalents are included in the calculation of diluted net income or loss from discontinued operations or overall Company net income or loss since they are antidilutive. As such, all stock options outstanding are excluded from the computation of diluted net income in those periods.

Basic weighted average shares for the three and nine months ended February 29, 2020 and February 28, 2019 were as follows:

	Three Months Ended,		Nine Months Ended,
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Weighted average shares (basic)	3,858,287	4,000,900	3,992,664	3,996,670
Effect of dilutive stock options	—	—	—	—

Weighted average shares (diluted)	3,858,287	4,000,900	3,992,664	3,996,670

On December 3, 2019, the Company announced that its Board of Directors authorized a share repurchase plan to buy up to $2 million of its Common Stock. The Company intends to purchase shares from time to time through open market and private transactions in accordance with Securities and Exchange Commission rules. The plan is authorized through December 16, 2020.

On December 17, 2019, the Company acquired 365,490 shares of Common Stock (the “Shares”) at $3.25 per share from Walter Brown Pistor.

On January 31, 2020, the Company entered into an agreement with former director David Hudson to initiate a cashless exercise for 64,166 of his options, whereby the Company purchased 36,000 shares for $3.25 per share from Mr. Hudson to fund the exercise of his remaining 28,166 shares.

Through February 29, 2020, the Company has repurchased 46,932 Shares, at an average price of $3.10 per share, under its previously announced $2 million share repurchase plan, which was done in accordance with a 10b5-1 plan.

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

Each year the Company files income tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC Topic 740.The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

Other long-term liabilities related to tax contingencies were $0 as of both February 29, 2020 and May 31, 2019. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of February 29, 2020 and May 31, 2019.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2016 and after are subject to examination.

Effective Tax Rate

The effective tax rate for the three months ended February 29, 2020 was 1.7%. The effective tax rate on consolidated net income for the three months ended February 29, 2020 and 2018 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2020 will be approximately 1.6% due to the items noted above.

NOTE 6:

LEASES

On November 22, 2019, the Company entered in a commercial lease agreement, which has been accounted for pursuant to (ASU) No. 2016-02, “Leases (Topic 842)”. The Company elected the practical expedient to not separate lease and non-lease components and will present property revenues as other income, combined based upon the lease being determined to be the predominant component.

The lessor commercial agreement contains a 10-year term with a renewal option to extend, which will be considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period, and early termination options based on established terms specific to the individual agreement. Minimum future lease payments receivable are as follows:

Years ending May 31,
2020	$69,846
2021	283,578
2022	291,906
2023	300,666
2024	309,870
Thereafter	1,876,764

Total undiscounted cash flow	$3,132,630

NOTE 7:

CUSTOMER CONCENTRATION

The Company’s largest 3 customers accounted for 26.6%, 8.1%, and 7.6% of our revenues, respectively, for the three months ended February 29, 2020 and 30.5%, 7.9%, and 3.8% of our revenues, respectively, for the nine months ended February 29, 2020.

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

The consideration included $9,940,000 in unrestricted cash from the Buyer at closing, plus $420,000 to be placed into an escrow account, net of $140,000 in minimum cash settled via the funds flow at closing. Remaining escrow funds become unrestricted after certain events are completed and after one year from closing. The Purchase Agreement requires an adjustment to purchase price after closing based on the difference between (a) the calculated amount of working capital at closing and (b) the target working capital of $4,200,000. The closing working capital calculation resulted in $107,000 in net proceeds paid from Buyer to Seller in February 2020.

In connection with the Purchase Agreement, the Company entered into a Transition Service Agreement (“TSA”) with the Buyer during the transition of certain accounting and treasury processes. The Company has collected approximately $210,000 of cash belonging to the Buyer via the TSA that is included in the cash and cash equivalents, accounts receivable, and other accrued liabilities balances at February 29, 2020.

The following table summarizes the consideration and gain recognized in the nine months ended February 29, 2020 associated with the sale of the SBS Business:

Purchase Price	$10,500,000
Cash in SEL	69,157
Less:
Net assets sold	$4,383,157
Minimum cash	140,000
Transaction fees	453,287
Release of cumulative translation adjustment from OCI	455,848
Plus or minus:
Closing adjustments	107,000

Pre-tax gain on sale	$5,243,865

Income taxes	80,831

Gain on sale, net of income taxes	$5,163,034

The following are the carrying amounts of assets and liabilities classified as held for sale and included as a part of discontinued operations:

	February 29, 2020	May 31, 2019
Accounts receivable, net	$—	$1,365,114
Inventories	—	3,777,913
Prepaid expenses	—	49,357

Current assets held for sale	$—	$5,192,384
Property and equipment, net	—	85,967

Noncurrent assets held for sale	$—	$85,967

Accounts payable	$—	$393,773
Accrued commissions	—	128,453
Accrued payroll liabilities	—	127,124
Customer deposits and prepayments	—	109,860
Other accrued liabilities	—	89,939

Current liabilities held for sale	$—	$849,149

Net assets held for sale	$—	$4,429,202

The following is a composition of the line items constituting income from discontinued operations:

	Three Months Ended,		Nine Months Ended,
	February 29, 2020	February 28, 2019	February 29, 2020	Febraury 28, 2019
Net revenue	$—	$1,961,638	$4,343,008	$6,501,447
Cost of revenue	—	1,364,540	2,374,251	4,162,257

Gross profit	—	597,098	1,968,757	2,339,190

Operating expenses:
General, administration and sales	—	681,125	1,252,222	2,069,326
Research and development	—	15,036	35,920	63,790

Total operating expenses	—	696,161	1,288,142	2,133,116

Operating income	—	(99,063)	680,615	206,074
Other expense, net	—	52,236	(140,923)	(76,793)

Income before income taxes	—	(46,827)	539,692	129,281
Provision for income taxes	—	4,399	7,589	12,899

Net income from discontinued operations, before gain on sale, net of tax	$—	$(51,226)	$532,103	$116,382

NOTE 9:

SUBSEQUENT EVENTS

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases andaffected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. We may experience constrained supply or slowed customer demand that could materially adversely impact our business, results ofoperations and overall financial performance in future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report filed with the SEC on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Schmitt Industries, Inc. and its consolidated subsidiaries (“Schmitt” or the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

RESULTS OF OPERATIONS

The Company designs, manufactures and sells high precision test and measurement products, solutions and services. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., the Company manufactures and sells products in two core product lines, Acuity and Xact:

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

Highlights of the Three and Nine Months Ended February 29, 2020

•

Company revenue decreased 2.3% and 8.6% for the three and nine months ended February 29, 2020, respectively, as compared to the three and nine months ended February 28, 2019. The decrease is primarily due to a 14.4% decrease in Acuity product revenue for the three months ended February 29, 2020 and to a 34.9% decrease in Xact product revenue and a 14.9% decrease in Acuity product revenue for the nine months ended February 29, 2020. Xact’s services in the “Internet of Things” environment continued to grow with monitoring revenue increasing 11.5% and 13.5% to $391,678 and $1,140,494, respectively, for the three months and nine months ended February 29, 2020.

•

Gross margin increased to 55.1% and 45.6% for the three and nine months ended February 29, 2020, respectively. The increase was primarily due to an inventory reserve adjustment in Q3 FY19, better pricing from vendors and improved pricing in the Xact business line for the three months ended February 29, 2020, and primarily due to a favorable product mix shift for the nine months ended February 29, 2020.

•

Operating expenses increased 24.5% and 15.7% for the three and nine months ended February 29, 2020, respectively. The increase was primarily due to stock-based compensation recognized as a result of vesting of market-based RSUs for the three and nine months ended February 29, 2020.

•

Net loss from continuing operations was $(240,277), or $(0.06) per fully diluted share, for the three months ended February 29, 2020 as compared to net loss of $(423,963) , or $(0.11) per fully diluted share, for the three months ended February 28, 2019. Net loss was $(1,138,481), or $(0.29) per fully diluted share, for the nine months ended February 29, 2020 as compared to net loss of $(1,058,660), or $(0.26) per fully diluted share, for the nine months ended February 28, 2019.

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

Discussion of Operating Results from Continuing Operations

	Three Months Ended
	February 29, 2020		February 28, 2019
Revenue	1,094,967	100.0%	1,120,545	100.0%
Cost of revenue	491,346	44.9%	705,259	62.9%

Gross profit	603,621	55.1%	415,286	37.1%

Operating expenses:
General, administration and sales	1,011,414	92.4%	826,105	73.7%
Research and development	23,908	2.2%	5,497	0.5%

Total operating expenses	1,035,322	94.6%	831,602	74.2%

Operating (loss)	(431,701)	-39.4%	(416,316)	-37.2%
Other income, net	187,218	17.1%	(5,458)	-0.5%

(Loss) before income taxes	(244,483)	-22.3%	(421,774)	-37.6%
Provision for income taxes	(4,206)	-0.4%	2,189	0.2%

Net (loss) from continuing operations	(240,277)	-21.9%	(423,963)	-37.8%

Income from discontinued operations, including gain on sale, net of tax	109,107	10.0%	(51,226)	-4.6%

Net income (loss)	$(131,170)	-12.0%	$(475,189)	-42.4%

	Nine Months Ended
	February 29, 2020		February 28, 2019
Revenue	3,222,846	100.0%	3,524,666	100.0%
Cost of sales	1,752,116	54.4%	2,148,567	61.0%

Gross profit	1,470,730	45.6%	1,376,099	39.0%

Operating expenses:
General, administration and sales	2,785,816	86.4%	2,382,756	67.6%
Research and development	32,371	1.0%	52,905	1.5%

Total operating expenses	2,818,187	87.4%	2,435,661	69.1%

Operating (loss)	(1,347,457)	-41.8%	(1,059,562)	-30.1%
Other income, net	196,941	6.1%	7,318	0.2%

(Loss) before income taxes	(1,150,516)	-35.7%	(1,052,244)	-29.9%
Provision for income taxes	(12,035)	-0.4%	6,416	0.2%

Net (loss) from continuing operations	(1,138,481)	-35.3%	(1,058,660)	-30.0%

Income from discontinued operations, including gain on sale, net of tax	5,695,137	176.7%	116,382	3.3%

Net income (loss)	$4,556,656	141.4%	$(942,278)	-26.7%

Revenue – Company revenue decreased $25,578 or 2.3%, to $1,094,967 for the three months ended February 29, 2020 compared to $1,120,545 in February 28, 2019, primarily due to a 14.4% decrease in Acuity product revenue. Company revenue decreased $301,820, or 8.6% to $3,222,846 for the nine months ended February 29, 2020 as compared to $3,524,666 in February 28, 2019, primarily due to a 34.9% decrease in Xact product revenue and a 14.9% decrease in Acuity product revenue. Xact customers intermittently purchase Xact products based on their respective business needs and capital expenditure budgets, causing irregular product revenue over quarterly periods.

Revenue by product line for the three and nine months ended February 29, 2020 and February 28, 2019 was as follows:

	Three Months Ended,
	February 29, 2020	February 28, 2019	Variance
Acuity revenue	$527,642	$616,352	$(88,710)	(14.4%)
Xact - product revenue	175,440	151,343	24,097	15.9%
Xact - monitoring revenue	391,678	351,356	40,322	11.5%
Other revenue	207	1,494	(1,287)	(86.1%)

Total revenue	$1,094,967	$1,120,545	$(25,578)	(2.3%)

	Nine Months Ended,
	February 29, 2020	February 28, 2019	Variance
Acuity revenue	$1,344,751	$1,579,539	$(234,788)	(14.9%)
Xact - product revenue	603,814	927,867	(324,053)	(34.9%)
Xact - monitoring revenue	1,140,494	1,004,654	135,840	13.5%
Other revenue	133,787	12,606	121,181	961.3%

Total revenue	$3,222,846	$3,524,666	$(301,820)	(8.6%)

Gross Margin – Gross margin for the three months ended February 29, 2020 increased to 55.1% as compared to 37.1% for the three months ended February 28, 2019, primarily due to an inventory reserve adjustment in Q3 FY19, better pricing from vendors and improved pricing in the Xact business line. Gross margin for the nine months ended February 29, 2020 increased to 45.6% as compared to 39.0% for the nine months ended February 28, 2019, primarily due to a favorable product mix shift.

Operating Expenses – Operating expenses increased $203,720, or 24.5%, to $1,035,322 for the three months ended February 29, 2020 from $831,602 for the three months ended February 28, 2019, primarily due to stock-based compensation recognized as a result of vesting of price-dependent RSUs. Operating expenses increased $382,526, or 15.7%, to $2,818,187 for the nine months ended February 29, 2020 from $2,435,661 for the nine months ended February 28, 2019, primarily due to an increase in stock-based compensation expense.

Other Income (Expense) – Other income (expense) consists of interest income, interest expense, foreign currency exchange gain (loss) and other income (expense). Interest income was $37,614 for the three months ended February 29, 2020 as compared to $4,566 for the three months ended February 28, 2019. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense was $0 for the three months ended February 29, 2020 as compared to $8,523 for the three months ended February 28, 2019. Interest income was $47,298 for the nine months ended February 29, 2020 as compared to $18,874 for the nine months ended February 28, 2019. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense was $2,435 for the nine months ended February 29, 2020 as compared to $8,985 for the nine months ended February 28, 2019. Other income was $151,645 for the three months ended February 29, 2020 as compared to $11 for the three months ended February 28, 2019, the increase primarily due to rental income. Other income was $154,656 for the nine months ended February 29, 2020 as compared to $33 for the nine months ended February 28, 2019, the increase primarily due to rental income.

The foreign currency exchange gain and loss fluctuates with the strength of foreign currencies against the U.S. dollar during the respective periods. Foreign currency exchange loss was $2,041 for the three months ended February 29, 2020 as compared to foreign currency exchange loss of $1,512 for the three months ended February 28, 2019. Foreign currency exchange loss was $3,168 for the nine months ended February 29, 2020 as compared to foreign currency exchange loss of $2,605 for the nine months ended February 28, 2019.

Income Taxes – The effective tax rate for continuing operations for the three months ended February 29, 2020 was 1.7%. The effective tax rate for the three months ended February 28, 2019 was (0.5%). The effective tax rate for the nine months ended February 29, 2020 was 1.0%. The effective tax rate for the nine months ended February 28, 2019 was (0.6%). The effective tax rate on consolidated net income for the three and nine months ended February 29, 2020 and 2018 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

Net Income (Loss) – Net loss was $(240,277), or $(0.06) per fully diluted share, for the three months ended February 29, 2020 compared to net loss of $(423,963), or $(0.11) per fully diluted share, for the three months ended February 28, 2019. Net loss was $(1,061,461), or $(0.29) per fully diluted share, for the nine months ended February 29, 2020 compared to net loss of $(1,058,660), or $(0.26) per fully diluted share, for the nine months ended February 28, 2019.

Income from Discontinued Operations, Including Gain on Sale, Net of Tax – On November 22, 2019, we sold the net assets of our SBS business. The gain on the sale of this business together with the earnings from these discontinued operations, net of tax, totaled $109,107 and $5,695,137 for the three and nine months ended February 29, 2020, respectively. This compares to the earnings (loss) from these discontinued operations of $(51,226) and $116,382 from the three and nine months ended February 28, 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $4,316,313 to $11,586,230 as of February 29, 2020 as compared to $7,269,917 as of May 31, 2019.

Cash, cash equivalents and restricted cash increased $9,496,820 to $10,964,255 as of February 29, 2020 from $1,467,435 as of May 31, 2019. As of February 29, 2020, there is $153,508 held for use in the stock buy back program. The primary reason for this increase was the proceeds received from the SBS Transaction. Cash generated by operating activities from continuing operations totaled $221,044 for the nine months ended February 29, 2020 as compared to cash used for operating activities from continuing operations of $(1,285,590) for the nine months ended February 28, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 29, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes, other than as described below, from the risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our business.

Our results of operations could in the future be materially adversely impacted by coronavirus pandemic (COVID-19).

The global spread of the coronavirus (COVID-19) has created significant volatility and uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand for our products, solutions, and services; our ability to sell and provide our products, solutions, and services, including as a result of travel restrictions and people working from home; the ability of our customers to pay for our products, solutions, and services; and any closures of our and our customers’ offices and facilities. Clients may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in the Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On December 3, 2019, the Company announced that its Board of Directors authorized a share repurchase plan to buy up to $2 million of its Common Stock. The Company intends to purchase shares from time to time through open market and private transactions in accordance with Securities and Exchange Commission rules. The plan is authorized through December 16, 2020.

	Total number of shares	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans or programs
December 1, 2019 - December 31, 2019(1)	365,490	3.25	—	700,000
January 1, 2020 - January 31, 2020	—	—	—	700,000
February 1, 2020 - February 29, 2020	46,932	3.10	46,932	633,068

Total	412,422	3.10	46,932	633,068

(1)	As previously disclosed the Company purchased the 365,490 shares referenced in the table above in a private transaction.

Item 6.	Exhibits

Exhibit	Description

10.1	Employment Agreement for Jamie Schmidt, dated January 14, 2020, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2020, is incorporated herein by reference.

10.2	Transition Services Agreement, dated November 22, 2019 between the Company and Tosei America, Inc., filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 27, 2019, is incorporated herein by reference.

10.3	Lease Agreement, dated November 22, 2019 between the Company and Tosei America, Inc., filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 27, 2019, is incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC. (Registrant)

Date: April 14, 2020	/s/ Jamie Schmidt
Jamie Schmidt, Chief Financial Officer and Treasurer