Form 10-K
period 2020-05-31
SCHMITT INDUSTRIES INC
filed 2020-08-31
CIK 922612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended: May 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

As of the last day of the second Fiscal quarter of 2020, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $8,802,684 based upon the closing price of $3.66 reported for such date on the NASDAQ Capital Market. As of July 31, 2020, the registrant had 3,712,927 outstanding shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

SCHMITT INDUSTRIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MAY 31, 2020

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

Schmitt Industries, Inc. (the “Company”) was founded in 1987. As a leader in precision testing and measurement products, Schmitt helps customers save money, increase production efficiency and improve product quality across a variety of industries.

The Company’s current family of products includes the Acuity™ and XactTM product lines.

Acuity products utilize both triangulation and time-of-flight measurement principles and are known for their speed and accuracy. Acuity products are used in a wide variety of industrial, commercial and research applications.

Xact ultrasonic measurement technology monitors the fill levels of propane and other liquid tanks via satellite-connected devices. Together with the Xact gauge reader, Xact systems can detect and communicate fill levels, along with other information such as tank size and configuration, to customers through the “Internet of Things” ecosystem using our satellite provider and a secure website. Typical users of Xact systems are bulk propane, diesel, jet fuel suppliers and ammonia users and distributors.

The Company was originally incorporated under the laws of British Columbia, Canada, in 1984 and was reincorporated under the laws of the State of Oregon in 1995. Schmitt is an ISO 9001 certified company. Schmitt trades on the Nasdaq Composite Index (the “NASDAQ”) under the ticker “SMIT”.

As discussed further in Note 10, the Company’s former SBS business line was sold to Tosei Engineering Corp on November 22, 2019. After the sale of the SBS business, based on the types of products and services sold, and an analysis of how the Company reviews and manages operations, the Company determined that it operates as one reportable segment: Measurement (“Measurement”) Segment.

As discussed further in Note 11, the Company now operates Ample Hills Creamery following the July 9, 2020 successful asset purchase of, among other things, Ample Hills’ equipment, inventory, and all intellectual property, including the names and marks of “AMPLE HILLS” and “AMPLE HILLS CREAMERY” and all derivatives thereof.

Measurement Segment

In the Measurement Segment, our measurement solutions support a wide range of industries through laser solution products, applications, and our tank monitoring products. These products and services include the Acuity and Xact product lines.

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

Measurement Segment Products

The Measurement segment uses a variety of methods to market and sell its products. Primarily, our sales and marketing managers direct the overall worldwide sales and marketing efforts for the Acuity and Xact products, including the employment and management of representatives and distributors in various markets.

Backlog

Backlog is not a reliable indicator of Company performance. Normally, orders are shipped within one to three weeks after receipt unless the customer requests otherwise.

Manufacturing

The Company uses a variety of sources for the supply of raw materials for the product lines. Essential electronic components, available in large quantities from various suppliers, are assembled electronic control units under the Company’s quality and assembly standards. Company-owned software and firmware are coupled with the electronic components to provide the basis of the Company’s various electronic control units. Management believes several supply sources exist for all electronic components and assembly work incorporated into its electronic control systems. Mechanical parts for the Company’s products are produced by high quality machine shops. The Company is not dependent on any one supplier of mechanical components. In the event of supply problems, the Company believes that two or three alternatives could be developed within 30 days. The Company is subject to availability and pricing on the various component parts purchased, which has had, and may continue to have, a material impact on operations.

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

The Company’s Quality Control Program first received full ISO 9001 certification in 1996. In 2005, the Company received its certification to the newer ISO 9001:2000 requirements and received subsequent recertification and is current as of Fiscal year end 2020 with ISO 9001:2015 requirements.

Proprietary Technology

The Company's success depends, in part, on its proprietary technology, which the Company protects through patents, copyrights, trademarks, trade secrets and other measures. Several patents, trademarks and copyrights currently protect this proprietary technology. The Company has a policy of seeking patents, where appropriate, on inventions concerning new products and improvements developed as part of its ongoing research, development and manufacturing activities. While patents provide certain legal rights of enforceability, there can be no assurance the historic legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses with respect to issued patents will, in fact, be considered substantial in the future. There can be no assurance as to the degree and range of protection any patent will afford and whether patents will be issued or the extent to which the Company may inadvertently infringe upon patents granted to others.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of its business segments. During Fiscal 2020 and 2019, the Company’s research and development expense totaled $68,847 and $56,833, respectively.

Employees

As of May 31, 2020, the Company employed 18 individuals, none of which were covered by a collective bargaining agreement.

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

General economic conditions and uncertainties may adversely affect the Company’s business, operating results and financial condition.

The Company’s operations and performance depend significantly on worldwide economic conditions, particularly in the industrial and manufacturing sectors, and their impact on levels of capital spending. Economic factors that could adversely influence demand for the Company’s products include uncertainty about global economic conditions leading to reduced levels of investment, reduction in demand for our customers’ products, customers’ and suppliers’ access to credit and the stability of the global financial system, the overall health of our markets, unemployment and other macroeconomic factors generally affecting commercial and industrial spending behavior.

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

The Company’s primary markets are volatile and unpredictable.

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

Technological advancement and potential competition.

The failure to develop new products or enhance existing products or react to changes in existing technologies could result in decreased revenues and a loss of market share to competitors.

Competition is intense and the Company’s failure to compete effectively would adversely affect its business.

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

The Company may experience increased pricing pressure.

We have experienced and may continue to experience pricing pressure in the sale of our products, from both competitors and customers. Our business, financial condition, margins or results of operations may be materially and adversely affected by competitive pressure and intense price-based competition.

Production time and the overall cost of products could increase if any of the primary suppliers are lost or if a primary supplier increased the prices of raw materials.

Manufacturing operations could be adversely affected if adequate supplies of raw materials cannot be obtained in a timely manner or if raw material costs increase significantly.

The Company may not be able to ramp up manufacturing to satisfy increasing orders, which may lead to the loss of significant revenue opportunities.

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

The Company maintains a significant investment in inventories in anticipation of future revenues.

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

The Company may not be able to reduce operating costs quickly enough if revenues decline.

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

Changes in the effective tax rate may have an adverse effect on the Company’s results of operations.

The Company’s future effective tax rate may be adversely affected by a number of factors including: the jurisdictions in which profits are determined to be earned and taxed; the resolution of issues arising from future, potential tax audits with various tax authorities; changes in the share valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretations of such tax laws and changes in generally accepted accounting principles.

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

Failure to protect our technology systems from cybersecurity occurrences may have an adverse effect on the Company’s operations.

As part of operations management, we use information technologies for various business functions, including; data processing, data store, and to communication amongst personnel, customers and suppliers. Further, we use information technologies to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. We rely on third party providers for some of these information technologies and support.

Despite our security design and controls and other operational safeguards, and those of our third party providers, our information technology systems may be vulnerable to a variety of interruptions, including during the process of upgrading or replacing hardware, software, databases or components thereof, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber-attacks, hackers, unauthorized access attempts and other security issues or may be breached due to employee error, malfeasance or other disruptions. Such occurrences could result in operational disruptions or the misappropriation of data that could subject our organization to civil and criminal penalties, litigation or have a negative impact on our reputation.

Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and research and development initiatives. Failure to protect existing intellectual property rights may result in the loss of valuable technologies or paying other companies for infringing on their intellectual property rights. The Company relies on patent, trade secret, trademark and copyright law to protect such technologies. There is no assurance any of the Company’s U.S. patents will not be invalidated, circumvented, challenged or licensed to other companies.

Changes in securities laws and regulations have increased and could continue to increase Company expenses.

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

Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19 virus) pandemic may disrupt our business, which could materially affect our operations and results of operations.

Pandemics or disease outbreaks such as the COVID-19 pandemic, have and may continue to impact customer traffic at Company-owned locations, may make it more difficult to staff our Company-owned locations, and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or continue to cause full and partial closures of our affected Company-owned locations, sometimes for prolonged periods of time. [The Company has implemented closures, modified hours or reductions in on-site staff, resulting in cancelled shifts for some of the Company employees.] These changes and any additional changes may materially adversely affect our business or results of operations, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time. In addition, our operations could be disrupted if any of our employees or employees of the Company's suppliers and business partners were or are suspected of having COVID-19 or other illnesses since this could require the Company, its suppliers or its business partners to quarantine some or all such employees, close and disinfect locations and other facilities or, in the case of our suppliers, delay in delivering the Company's products. If a significant percentage of the Company's workforce, our suppliers and business partners are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks (including the current COVID-19 pandemic), the Company's operations may be negatively impacted, potentially materially adversely affecting the Company's business, liquidity, financial condition or results of operations. Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses has caused and could continue to cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on guest traffic at our locations or the ability to adequately staff locations. The Company could also be adversely affected if government authorities continue to impose restrictions on public gatherings, human interactions, operations of businesses or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Currently, several states and municipalities in the U.S. and abroad have temporarily suspended the operation of dining in at restaurants and instituted restrictions on public gatherings in light of COVID-19 which has caused venues such as professional sports venues, amusement parks, shopping malls and movie theaters to close temporarily. Additional regulation or requirements with respect to the compensation of the Company's employees and the employees of our business partners could also have an adverse effect on the Company's business. The implementation of such measures and if the virus or other disease continues to spread significantly, the perceived risk of infection or health risk may adversely affect the Company's business, liquidity, financial condition and results of operations.

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting related to the financial reporting cycle.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Risks Related to Ample Hills

We may be subject to and adversely affected by claims that were not properly discharged in the Bankruptcy Court order authorizing the Ample Hills Transactions, amounts that we may owe in connection with the Transactions, an inability to recover amounts owed to us in connection with the Transactions or other post-bankruptcy operational risks.

Notwithstanding the terms of the Bankruptcy Court order dated July 9, 2020 authorizing and approving the Ample Hills Transactions, a creditor (including any governmental agency) of Ample Hills may attempt to assert against us or the assets we acquired an existing lien, claim, interest, or encumbrance. Circumstances in which such claims and obligations that arose prior to the Bankruptcy Court order may not have been properly discharged include, but are not limited to, instances where a claimant had inadequate notice of the bankruptcy filing. In addition, the Ample Hills Agreement does not provide for indemnification of losses or liabilities we may incur as a result of the Transactions. Accordingly, we may not be compensated for losses we may suffer as a result of the foregoing.

Notwithstanding the terms of the Bankruptcy Court order or the applicable provisions of the United States Bankruptcy Code, it is possible that parties-in-interest in the Ample Hills bankruptcy may later attempt to challenge the terms or validity of the Transactions.

Our strategy to increase our growth through acquisitions may be unsuccessful and could adversely affect our business and results.

As part of our growth strategy, we intend to further acquire other businesses; however, there is no assurance that we will be able to identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies to realize the full benefits of the combined businesses.

While we recently acquired Ample Hills in connection with our growth strategy to acquire other businesses, we can provide no assurance that we will identify appropriate acquisition targets, successfully complete any future acquisitions or successfully integrate the business of companies we do acquire. Even if we successfully acquire a business entity, there is no assurance that our combined business will become profitable. The process of completing the integration of acquired businesses could cause an interruption of, or loss of momentum in, the activities of our company and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the pursuit of business acquisitions and the integration of acquired businesses, and the incurrence of significant, acquisition related costs in connection with proposed and completed acquisitions, could have an adverse effect on our business, financial condition or results of operations.

We may not be able to achieve the anticipated synergies and benefits from business acquisitions.

Acquisitions, including the Ample Hills Transactions, involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating accounting systems and other infrastructures, general underperformance of the business under our control versus the prior owners, unanticipated expenses and liabilities, and the impact on its internal controls of compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that our acquisitions will increase the profitability and cash flow of the Company, and its efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced, and could potentially result in the impairment of its investment in these businesses.

If the benefits of any completed or proposed acquisition of do not meet the expectations of investors, stockholders or financial analysts, the market price of our common stock may decline.

If the benefits of any completed acquisition (including Ample Hills) or proposed acquisition do not meet the expectations of investors or securities analysts, the market price of our common stock prior to such acquisition may decline. The market values of our common stock at the time of an acquisition may vary significantly from their prices on the date the acquisition target was identified.

Increases in the cost of food and paper products could harm our profitability and operating results.

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. We are unable to predict the future cost of our ice cream and expect to experience price volatility for our ice cream products during fiscal 2021. To the extent that dairy prices increase as compared to earlier periods, it could impact our results of operations. If the price of dairy or other food products that we use in our operations significantly increases, or tariffs are imposed, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease and such decrease in operating margins could have a material adverse effect on our business, results of operations or financial condition.

Fluctuations in weather, supply and demand and economic conditions could adversely affect the cost, availability and quality of some of our critical products, including dairy. Our inability to obtain requisite quantities of high-quality ingredients would adversely affect our ability to provide the menu items that are central to our business, and the highly competitive nature of our industry may limit our ability to pass through increased costs to our customers. Continuing increases in the cost of fuel would increase the distribution costs of our prime products thereby increasing the food and paper cost to us, thus negatively affecting profitability.

The retail business of the foodservice industry is highly competitive, and that competition could lower revenues, margins and market share.

The retail business of the foodservice industry is intensely competitive regarding price, service, location, personnel and type and quality of product. We compete with international, national, regional and local retailers primarily through the quality, variety and value perception of the products offered. Other key competitive factors include the number of locations, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development. We anticipate competition will continue to focus on convenience and pricing. Many of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. Extensive price discounting in the retail business of the foodservice industry could have an adverse effect on our financial results.

In addition, we compete within the foodservice market and the retail business not only for customers but also for management and hourly employees. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

Any perceived or real health risks related to the food industry could adversely affect our ability to sell our products.

We are subject to risks affecting the food industry generally, including risks posed by the following; food spoilage, contamination, or product tampering, consumer product liability claims, and potential cost and disruption of a product recall.

Our products are susceptible to contamination by disease-producing organisms, or pathogens, such as listeria monocytogenes, salmonella, campylobacter, hepatitis A, trichinosis and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that these pathogens could be introduced to our products as a result of improper handling at the manufacturing, processing, foodservice or consumer level. Our suppliers’ manufacturing facilities and products, as well as our Company operations, are subject to extensive laws and regulations relating to health, food preparation, sanitation and safety standards. Difficulties or failures by these companies in obtaining any required licenses or approvals or otherwise complying with such laws and regulations could adversely affect our revenue that is generated from these companies. Furthermore, we cannot assure you that compliance with governmental regulations by our suppliers or in connection with the Company’s operations will eliminate the risks related to food safety.

Events reported in the media, or food tampering, whether or not accurate, can cause damage to the Company’s reputation and affect sales and profitability. Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the retail business and could in the future affect our business as well. Our brand’s reputation is an important asset to the business; as a result, anything that damages our brand’s reputation could immediately and severely hurt system-wide sales and, accordingly, revenue and profits. If customers become ill from food-borne illnesses or food tampering, we could also be forced to temporarily close some, or all, locations. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the locations of competitors, could, by resulting in negative publicity about the foodservice industry, adversely affect system sales on a local, regional or system-wide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of our Company-owned locations, could materially harm our business, results of operations and financial condition.

Additionally, we may be subject to liability if the consumption of any of our products causes injury, illness, or death. A significant product liability judgment or a widespread product recall may negatively impact our sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Injury to the Company’s reputation would likely reduce revenue and profits.

Negative publicity, including complaints on social media platforms and other internet-based communications, could damage our reputation and harm our guest traffic, and in turn, negatively impact our business, financial condition, results of operations and prospects.

There has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that allow individuals to access a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our business and products may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms could also be used for dissemination of trade secret information, compromising valuable Company assets. In sum, the dissemination of information online, regardless of its accuracy, could harm our business, financial condition, results of operations and prospects.

Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19 virus) pandemic may disrupt our business, which could materially affect our operations and results of operations.

Pandemics or disease outbreaks such as the COVID-19 pandemic, have and may continue to impact customer traffic at Company-owned locations, may make it more difficult to staff our Company-owned locations, and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or continue to cause full and partial closures of our affected Company-owned locations, sometimes for prolonged periods of time. These changes and any additional changes may materially adversely affect our business or results of operations, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time. In addition, our operations could be disrupted if any of our employees or employees of the Company's suppliers and business partners were or are suspected of having COVID-19 or other illnesses since this could require the Company, its suppliers or its business partners to quarantine some or all such employees, close and disinfect locations and other facilities or, in the case of our suppliers, delay in delivering the Company's products. If a significant percentage of the Company's workforce, our suppliers and business partners are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks (including the current COVID-19 pandemic), the Company's operations may be negatively impacted, potentially materially adversely affecting the Company's business, liquidity, financial condition or results of operations. Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses has caused and could continue to cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on guest traffic at our locations or the ability to adequately staff locations. The Company could also be adversely affected if government authorities continue to impose restrictions on public gatherings, human interactions, operations of businesses or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Currently, several states and municipalities in the U.S. and abroad have temporarily suspended the operation of dining in at restaurants and instituted restrictions on public gatherings in light of COVID-19 which has caused venues such as professional sports venues, amusement parks, shopping malls and movie theaters to close temporarily. Additional regulation or requirements with respect to the compensation of the Company's employees and the employees of our business partners could also have an adverse effect on the Company's business. The implementation of such measures and if the virus or other disease continues to spread significantly, the perceived risk of infection or health risk may adversely affect the Company's business, liquidity, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns three buildings in Portland, Oregon totaling approximately 40,500 square feet.

ITEM 3.	LEGAL PROCEEDINGS

As of the reporting date of the annual report, there are no pending legal proceedings, that are material to the company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol "SMIT."

As of July 31, 2020, there were 3,712,927 shares of Common Stock outstanding held by 68 holders of record.

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

This table shows information about equity awards under the Company’s equity compensation plans at May 31, 2020:

Plan Category	Number of Securities to be issued upon exercise of outstanding awards	Weighted-average exercise price of outstanding awards	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	77,647	$3.34	435,792
Equity compensation plans not approved by security holders	-	0.00	-
	77,647	$3.34	435,792

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

In thousands, except per share information

	Year-ended, May 31,
	2020	2019
Net Sales	4,190	4,729
Net loss from continuing operations	(1,842)	(1,468)
Net loss from continuing operations per common share, basic	(0.47)	(0.37)
Weighted average number of common shares, basic	3,940	4,006
Net loss from continuing operations per common share, diluted	(0.47)	(0.37)
Weighted average number of common shares, diluted	3,940	4,006
Stockholder's Equity	11,893	8,473
Total Assets	13,201	9,865
Long-term Debt (including current portion)	-	49

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leader in precision test and measurement products, Schmitt’s family of products helps customers save money, increase production efficiency and improve product quality across a variety of industries. The Company’s family of products includes Acuity and Xact and serves a variety of industries. Schmitt trades on the NASDAQ under the ticker “SMIT”.

As described in Note 10, the Company sold the Schmitt Dynamic Balance Systems (“SBS”) business line on November 22, 2019. After the sale of the SBS business, based on the types of products and services sold, and an analysis of how the Company reviews and manages its operations, the Company determined that it operates as one segment: Measurement Segment.

RECENT DEVELOPMENTS

Strategic Highlights

The Company entered into an agreement to sell the Schmitt Dynamic Balance Systems (“SBS”) business line to Tosei Engineering Corp. and Tosei America, Inc. for a purchase price of $10,500,000 in cash (the “SBS Transaction”). The transaction closed on November 22, 2019 and included certain assets held by the U.S. parent company and all the outstanding stock of the UK subsidiary, Schmitt Europe Limited. As a result, the financial position, results of operations, and cash flows relating to our SBS business line are reported as discontinued operations in the accompanying financial statements.

Further, in Q1 of Fiscal year 2020, we announced that the Board of Directors adopted a stockholder rights plan in an effort to protect its net operating loss carryforwards (“NOLs”) under Section 382 of the Internal Revenue Code. Schmitt had federal and state NOLs of approximately $5.6 million and $6.1 million, respectively, which could be used in certain circumstances to offset Schmitt’s future taxable income or otherwise payable taxes and therefore reduce its federal and state income tax liabilities, as of May 31, 2019. Our ability to use the NOLs would be limited in the event of an “ownership change” under Section 382 of the Internal Revenue Code and related U.S. Treasury regulations. The stockholder rights plan is intended to reduce the likelihood of an unintended ownership change occurring through the buying of Schmitt common stock and was not meant to be an anti-takeover measure.

As disclosed in “Item 1. Business—Recent Developments”, the Company acquired the Ample Hills ice cream business as of July 9, 2020. Following the Transaction, Ample Hills has begun reopening retail locations, rehiring Ample Hills team members, and reopening the Red Hook ice cream factory in Brooklyn, New York. As the Transaction occurred after May 31, 2020, the results of Ample Hills are not reflected in the Company’s results but are anticipated to be a significant component of the Company’s results in subsequent periods.

Key Leadership Changes

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

On August 1, 2019, we announced the appointment of Michael R. Zapata as President and Chief Executive Officer, effective July 30, 2019.

On January 15, 2020, Jamie Schmidt was appointed Chief Financial Officer of the Company.

RESULTS OF OPERATIONS

	Years ended May 31,
	2020		2019
Total Revenue, net	$4,189,924	100.0%	$4,729,442	100.0%
Cost of Sales	2,239,376	53.4%	2,960,680	62.6%
Gross Profit	$1,950,548	46.6%	$1,768,762	37.4%
General, administration and sales	4,061,621	96.9%	3,180,497	67.2%
Research & Development	68,849	1.6%	56,833	1.2%
Total operating expenses	4,130,470	98.6%	3,237,330	68.5%
Operating Loss	$(2,179,922)	-52.0%	$(1,468,568)	-31.1%
Other Income (expense), net	322,980	7.7%	8,919	0.2%
Loss before Income taxes	$(1,856,942)	-44.3%	$(1,459,649)	-30.9%
Provision for income taxes	(14,638)	-0.3%	8,783	0.2%
Net Loss	$(1,842,304)	-44.0%	$(1,468,432)	-31.0%

Fiscal Year Ended May 31, 2020 Compared to Fiscal Year Ended May 31, 2019

Consolidated Revenue – Consolidated revenue decreased $539,518, or 11.4%, to $4,189,924 in the Fiscal year ended May 31, 2020 (“Fiscal 2020”) from $4,729,442 in the Fiscal year ended May 31, 2019 (“Fiscal 2019”).

Revenue by product line for the Measurement segment for Fiscal 2020 compared to Fiscal 2019 were as follows:

	Fiscal year ended, May 31,		Year over Year Change
	2020	2019	$	%
Acuity	$1,673,121	$2,128,136	$(455,015)	-21.4%
Xact - Product	825,114	1,203,893	(378,779)	-31.5%
Xact - Monitoring	1,524,210	1,367,329	156,881	11.5%
Other	167,479	30,084	137,395	456.7%
Total Measurement Segment Revenue	$4,189,924	$4,729,442	$(539,518)	-11.4%

Gross margin – In Fiscal 2020, gross margin increased to 46.6% from 37.4% in Fiscal 2019. The increase was due to a product mix shift towards higher-margin Xact monitoring revenue as a result of the growth of the monitoring revenue and the decline in sales of XACT and Acuity products. The Company also generated $167,479 in revenue from its discontinued product line which had no associated cost of sales.

Further impacting the gross margin were inventory adjustments that decreased from $(213,253) in Fiscal Year 2019 as compared to $(76,099) in Fiscal Year 2020. These inventory adjustments were the outcome of management’s requirement to complete an in-depth review of the inventory, with standards of the review focused on more current turnover. These adjustments are direct charges to cost of sales and resulted in a reduction of gross margin from 41.9%, before adjustment, to 37.4% for Fiscal 2019. The remainder of the year over year change in gross margin was primarily influenced by focused efforts to reduce product costs and targeted efforts to increase prices where possible.

Operating expenses – Operating expenses increased $893,140, or 27.6% to $4,130,470 in Fiscal 2020 compared to $3,237,330 in Fiscal 2019. Items that impacted operating expenses in Fiscal 2020 include:

•	Increase in professional fees of $318,934, or 28.6%, to $1,435,035 in Fiscal 2020 as compared to $1,116,101 in 2019. The increase was due in part to $842,162 in turnaround and restructuring costs related to the sale of the SBS business and business planning initiatives in Fiscal 2020 as compared to $752,481 in Fiscal 2019 for reorganization and turnaround costs.

•	Decrease in commission expense in the amount of $108,192, or 35.9%, to $193,231 in Fiscal 2020 as compared to $301,423 in Fiscal 2019 due to the restructuring of the Company’s sales commissions programs and a decrease in revenue.

•	Increase in stock compensation expense of $259,426, or 274.2%. The majority of the stock compensation was due to issuance and vesting of performance based Restricted Stock Units.

•	Accrued taxes at year end were $265,349 as of Fiscal Year end May 31, 2020 as compared to $0 as of Fiscal Year end 2019. The increase is related to a tax accrual booked to reserve for estimated tax liabilities.

•	Increase in bad debt expense in the amount of $64,106, or 383.6%, to $80,818 in Fiscal 2020 as compared to $16,712 in Fiscal 2019. The increase is primarily due to a change in reserve policy, where the company now reserves for 100% of customer balances over 90 days. The slow payment of customers is also related to the impacts of COVID-19.

Other income (expense) – Other income (expense) consists of rent income, interest income and expense, foreign currency exchange gain (loss) and other income (expense). Rental income for Fiscal 2020 increased $187,664, due to rent collected under the lease executed with Tosei Engineering in November of 2019.

Interest income was $67,129 for the year ended May 31, 2020 as compared to $24,221 in 2019. Interest income was offset by interest expense of $2,435 and $12,160 for the Fiscal Years ended May 31, 2020 and 2019, respectively. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates.

The foreign currency exchange gain and loss fluctuates with the strength of foreign currencies against the U.S. dollar during the respective periods. Foreign currency exchange gain was $3,700 for the year ended May 31, 2020 as compared to a loss of $3,186 for Fiscal 2019.

Adjusted EBITDA – Adjusted EBITDA, which excludes certain reorganization, legal and other professional expense and inventory adjustments, was $(573,502) for Fiscal 2020 as compared to Adjusted EBITDA of ($226,078) in 2019.

Reconciliation of EBITDA to Adjusted EBITDA – Adjusted EBITDA for Fiscal 2020 and 2019 is calculated as follows:

	Fiscal year ended, May 31,
	2020	2019
Loss before income taxes from continuing operations	$(1,856,942)	$(1,459,649)
Depreciation and amortization	161,137	173,216
EBITDA from continuing operations	$(1,695,805)	$(1,286,433)
Adjusted for:
Stock-based compensation	354,048	94,621
Reorganization, legal, and transaction fees	842,162	752,481
Inventory adjustments	76,099	213,253
Software write-downs (Recoveries)	17,473	-
Income from discontinued product line	(167,479)	-
Adjusted EBITDA from continuing operations	$(573,502)	$(226,078)

Provision for income taxes – The effective tax rate in Fiscal 2020 was 1.2%, as compared (-2.2)% in Fiscal 2019.  The effective tax rate on consolidated net income in Fiscal 2020 and 2019 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

Net income (loss) –For Fiscal 2020, net loss from continuing operations was $(1,842,304), or $(0.47), and income from discontinued operations and gain on sale, net of tax, of $5,722,879, or $1.45 per fully diluted share, for Fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital increased $3,683,547 to $10,953,464 as of May 31, 2020 compared to $7,269,917 as of May 31, 2019. The increase in working capital in Fiscal 2020 was primarily impacted by the sale of SBS. Primarily as a result of the sale, cash, cash equivalents and restricted cash increased $9,009,096 from $1,467,435 as of May 31, 2019 to $10,566,531 as of May 31, 2020.

Accounts payable increased $165,094 from $102,566 at May 31, 2019 to $267,660 at May 31, 2020, which was primarily related to an increase at year end in professional and legal expenses incurred related to planning and execution of strategic business opportunities.

Inventories decreased $181,775 to $1,059,337 as of May 31, 2020 compared to $1,241,132 as of May 31, 2019. The decrease was due, in part, to inventory adjustments of $(76,099) and $(213,253), in Fiscal Years 2020 and 2019, respectively. These inventory adjustments were the outcome of management’s requirement to complete an in-depth review of the inventory, with standards of the review focused on more current turnover. Additional reduction in inventory is a reflection of the Company’s efforts to streamline inventory purchases as they focus on increased turns and lean purchasing.

Other items that impacted working capital included the changes in accounts receivable, other accrued liabilities, and accrued taxes. At May 31, 2020, accounts receivable decreased $56,200 to $574,926 compared to $631,126 as of May 31, 2019. The decrease in accounts receivable was primarily due to the impacts of Covid-19, which was a driver in the decrease in year over year sales. Other accrued liabilities increased $459,139 to $587,492 at May 31, 2020 compared to $128,353 at May 31, 2019. The increase was driven an increase in professional and legal fees at year end related to strategic business planning opportunities, including the acquisition of Ample Hills Creamery. Accrued taxes at year end was $265,349 as of Fiscal Year end May 31, 2020 as compared to $0 as of Fiscal Year end 2019. The increase is related to a tax accrual booked to reserve for tax liabilities.

Cash used in operating activities, for continuing operations, was $228,944 in Fiscal 2020 as compared to cash used by operating activities of $1,379,175 in Fiscal 2019. The net loss, increase in other accrued liabilities, and accounts payable were the primary drivers of the overall operating cash usage for Fiscal 2020. The most significant component of the cash used in operating activities for Fiscal 2019 was the cash used for accounts payable.

Net cash provided by investing activities, for continuing operations was $10,396,607 in Fiscal 2020 as compared to cash used of $4,673 for Fiscal 2019. The Fiscal Year 2020 investing activity is related to the sale of the SBS business. See Note 10 to the financial statements below for further details.

Net cash used by financing activities was $1,391,576 for the year ended May 31, 2020 was due to the repurchase of shares as part of the Dutch Tender offer and the repurchase of shares from a large company stockholder. See the notes to the financial statements for further details on the share repurchase.

We believe that our existing cash balances and financing available from other sources will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

QUARTERLY FINANCIAL DATA – Continuing Operations

In thousands, except per share information

	Fiscal quarter of 2019 ending,
	8/31/2018	11/30/2018	2/28/2019	5/31/2019
Consolidated revenue	1,246	1,158	1,121	1,204
Gross profit	479	482	415	393
Net loss	(295)	(339)	(424)	(410)
Net loss per share, basic	$(0.07)	$(0.08)	$(0.11)	$(0.10)
Net loss per share, diluted	$(0.07)	$(0.08)	$(0.11)	$(0.10)

	Fiscal quarter of 2020 ending,
	8/31/2019	11 /31/2019	2/28/2020	5/31/2020
Consolidated revenue	1,095	1,033	1,095	967
Gross profit	477	390	604	480
Net loss	(222)	(676)	(240)	(704)
Net loss per share, basic	$(0.06)	$(0.17)	$(0.06)	$(0.18)
Net loss per share, diluted	$(0.06)	$(0.17)	$(0.06)	$(0.18)

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Critical Accounting Policies

The analysis of our financial condition and results of operations, above, are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

In preparing the financial statements certain estimates and judgments are required that affect the reported amounts within the Income Statement and Balance Sheet. Note 2 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Management asserts the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our Consolidated Financial Statements and have deemed these to be our critical accounting policies and estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2020. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its cash equivalents.

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

Foreign Currency Risk

The Company markets and sells its products worldwide and acquire certain materials and services from vendors transacted in foreign currencies. Therefore, the Company’s business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. Results of operations included foreign exchange gains/(losses) of $3,700 and $(3,186) for Fiscal 2020 and 2019, respectively.

Item 8.	Financial Statements and Supplementary Data

Schmitt Industries, Inc.

Consolidated Balance Sheets

	Year Ended May 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$10,146,531	$1,467,435
Restricted cash	420,000	-
Accounts receivable, net	574,926	631,126
Inventories	1,059,357	1,241,132
Prepaid expenses	60,674	101,617
Current assets held for sale	-	5,192,384
Total current assets	12,261,488	8,633,694
Property and equipment, net	652,136	753,407
Other assets
Intangible assets, net	287,602	392,185
Noncurrent assets held for sale	-	85,967
TOTAL ASSETS	$13,201,226	$9,865,253
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$267,660	$102,566
Accrued commissions	41,450	71,663
Accrued payroll liabilities	86,372	112,351
Accrued liabilities	265,349	-
Customer deposits and prepayments	12,239	78,376
Other accrued liabilities	587,492	128,353
Income taxes payable	47,462	491
Current portion of long-term liabilities	-	20,828
Current liabilities held for sale	-	849,149
Total current liabilities	1,308,024	1,363,777
Long-term liabilities	-	28,543
Total liabilities	1,308,024	1,392,320
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 3,784,554 shares issued and outstanding at May 31, 2020 and 4,032,878 shares issued and outstanding at May 31, 2019	12,257,306	13,245,439
Accumulated other comprehensive loss	-	(527,827)
Accumulated deficit	(364,104)	(4,244,679)
Total stockholders’ equity	11,893,202	8,472,933
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,201,226	$9,865,253

The accompanying notes are an integral part of these consolidated financial statement

Schmitt Industries, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended May 31,
	2020	2019
Net Sales	$4,189,924	$4,729,442
Cost of revenue	2,239,376	2,960,680
Gross profit	1,950,548	1,768,762
Operating expenses:
General, administration and sales	4,061,621	3,180,497
Research and development	68,849	56,833
Total operating expenses	4,130,470	3,237,330
Operating (loss)	(2,179,922)	(1,468,568)
Other income (expense), net	322,980	8,919
Loss before income taxes	(1,856,942)	(1,459,649)
Income tax provision (benefit) from continuing operations	(14,638)	8,783
Net loss from continuing operations	(1,842,304)	(1,468,432)
Income from discontinued operations, including gain on sale, net of tax	5,722,879	257,442
Net income (loss)	$3,880,575	$(1,210,990)
Net loss per common share from continuing operations:
Basic	$(0.47)	$(0.37)
Weighted average number of common shares, basic	3,939,833	4,005,795
Diluted	$(0.47)	$(0.37)
Weighted average number of common shares, diluted	3,939,833	4,005,795
Net income per common share from discontinued operations:
Basic	$1.45	$0.06
Weighted average number of common shares, basic	3,939,833	4,005,795
Diluted	$1.45	$0.06
Weighted average number of common shares, diluted	3,939,833	4,005,795
Net income (loss) per common share:
Basic	$0.98	$(0.30)
Weighted average number of common shares, basic	3,939,833	4,005,795
Diluted	$0.98	$(0.30)
Weighted average number of common shares, diluted	3,939,833	4,005,795
Comprehensive income (loss)
Net income (loss)	$3,880,575	$(1,210,990)
Foreign currency translation adjustment	-	8,480
Total comprehensive income (loss)	$3,880,575	$(1,202,510)

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

Consolidated Statements of Cash Flows

	Year-ended, May 31,
	2020	2019
Cash flows relating to operating activities
Net income (loss)	$3,880,575	$(1,210,990)
Pre-tax earnings from discontinued operations	(616,711)	(275,107)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	161,137	173,216
Loss on disposal of property and equipment	74,020	-
Stock based compensation	354,048	94,621
Reserve for excess or obsolete inventories	-	116,131
Gain on sale of discontinued operations before income taxes	(5,166,845)	-
(Increase) decrease in:
Accounts receivable	56,200	(145,238)
Inventories	181,775	(14,156)
Prepaid expenses	40,943	(21,244)
Increase (decrease) in:
Accounts payable	165,094	(109,714)
Accrued liabilities and customer deposits	328,450	17,405
Accrued taxes	265,349	-
Income taxes payable	46,971	(4,098)
Net cash provided by (used in) operating activities - continuing operations	(228,994)	(1,379,175)
Net cash provided by operating activities - discontinued operations	257,735	681,522
Net cash provided by (used in) operating activities - total	$28,741	$(697,653)
Cash flows relating to investing activities
Purchases of property and equipment	$(32,982)	$(4,673)
Proceeds from the sale of property and equipment	3,000	-
Proceeds from sale of net assets of discontinued operations	10,426,589	-
Net cash provided by (used in) investing activities - continuing operations	10,396,607	(4,673)
Net cash provided by (used in) investing activities - discontined operations	(6,649)	-
Net cash provided by (used in) investing activities - total	$10,389,958	$(4,673)
Cash flows relating to financing activities
Payments on current and long-term liabilities	$(49,395)	$(15,424)
Common stock issued on exercise of stock options	8,500	65,166
Repurchase of equity	(1,350,681)	-
Net cash provided by (used in) financing activities	(1,391,576)	49,742
Effect of foreign exchange translation on cash	71,973	8,485
Increase (decrease) in cash, cash equivalents and restricted cash	9,099,096	(644,098)
Cash, cash equivalents and restricted cash, beginning of period	1,467,435	2,111,533
Cash, cash equivalents and restricted cash, end of period	10,566,531	1,467,435
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$4,289	$29,940
Cash paid during the period for interest	$2,435	$12,160
Supplemental disclosure of non-cash investing and financing activities
Acquisition of property and equipment through financed payables	$-	$145,784

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Shares	Amount	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance, May 31, 2018	3,994,545	$13,085,652	(536,307)	(3,033,689)	$9,515,656
Exercise of stock options	38,333	65,166	-	-	65,166
Stock-based compensation	-	94,621	-	-	94,621
Net loss	-	-	-	(1,210,990)	(1,210,990)
Other comprehensive income	-	-	8,480		8,480
Balance, May 31, 2019	4,032,878	$13,245,439	$(527,827)	$(4,244,679)	$8,472,933
Stock compensation expense for restricted stock units granted to employees and directors	-	354,048	-	-	354,048
Repurchase of common stock	(418,051)	(1,350,681)	-	-	(1,350,681)
Exercise of stock options	33,166	8,500	-	-	8,500
Restricted stock units exercised	136,561	-	-	-	-
Net income	-	-	-	3,880,575	3,880,575
Other comprehensive income	-	-	527,827		527,827
Balance, May 31, 2020	3,784,554	$12,257,306	$-	$(364,104)	$11,893,202

The accompanying notes are an integral part of these consolidated financial statements

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2020 AND 2019

NOTE 1 – THE COMPANY

Schmitt Industries is a world leader in providing highly precise test and measurement products and services that help customers save money, increase production efficiency and improve product quality. After the sale of the SBS business, based on the types of products and services sold, and an analysis of how the Company reviews and manages operations, the Company determined that it operates as one segment. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., the Measurement segment manufacturers and sells products in two core product lines, Acuity Lasers and Xact Tank Monitoring.

•	Acuity™ was acquired in June of 2000 and manufacturers and markets dimensional and distance measurement lasers. These laser products utilize both triangulation and time-of-flight measurement principles and are known for their speed and accuracy. The Acuity products are used in a wide variety of industrial, commercial and research applications.

•	Xact™ was acquired in 2007 and offers ultrasonic measurement technology for the remote monitoring of the fill levels of propane and other liquid tanks. Together with the Xact gauge reader, the satellite-focused Xact systems can detect and communicate fill levels, along with other information such as tank size and configuration, to customers through the “Internet of Things” ecosystem using our satellite provider and a secure website. Typical users of Xact systems are bulk propane, diesel, jet fuel suppliers and ammonia users and distributors.

Additionally, as discussed further in Note 11, the Company now operates Ample Hills Creamery following the July 9, 2020 successful asset purchase of, among other things, Ample Hills’ equipment, inventory, and all intellectual property, including the names and marks of “AMPLE HILLS” and “AMPLE HILLS CREAMERY” and all derivatives thereof.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These Consolidated Financial Statements include those of the Company and its wholly owned subsidiaries: Schmitt Measurement Systems, Inc. and Schmitt Industries (Canada) Limited. All significant intercompany accounts and transactions have been eliminated in the preparation of the Consolidated Financial Statements.

Reclassification

Certain amounts in the prior period consolidated balance sheet have been reclassified to conform to the presentation of the current period. These reclassifications had no effect on previously recorded net income.

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

The Company incurs commissions associated with the sales of products, which are accrued and expensed at the time the product is shipped. These amounts are recorded within general, administration and sales expense. The Company also incurs costs related to shipping and handling of its products, the costs of which are expensed as incurred as a component of cost of sales. Shipping and handling fees billed to customers, which are recognized at the time of shipment as a component of net revenues, were $29,707 and $33,929 for the year ended May 31, 2020 and May 31, 2019, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company generally invests its excess cash in money market funds. The Company’s investment policy also allows for cash to be invested in investment grade highly liquid securities, and the Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. The Company’s cash consists of demand deposits in large financial institutions and money market funds. At times, balances may exceed federally insured limits. Restricted cash consists of an amount held in escrow related to the sale of the balancer business segment, as described in notes to the financial statements. Once certain events are complete, the restrictions on this cash payment will be released.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheets as of May 31, 2020 and 2019 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the respective years then ended:

	Years ended May 31,
	2020	2019
Cash and cash equivalents	$10,146,531	$1,467,435
Restricted cash	420,000	-
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$10,566,531	$1,467,435

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable aging reports, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. In the event there is doubt about whether a customer account is collectible, a reserve is provided. If these analyses lead management to the conclusion that a customer account is uncollectible, the balance will be directly charged to bad debt expense. The allowance for doubtful accounts was $103,029 and $36,826 as of May 31, 2020 and 2019, respectively.

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

Inventory balances as of May 31, 2020 and 2019, respectively, consisted of:

	Fiscal Year ended, May 31,
	2020	2019
Raw materials	$154,293	$347,095
Work-in-process	525,615	376,375
Finished goods	379,449	517,662
Total Inventory	$1,059,357	$1,241,132

Property and Equipment

Property and equipment are stated at cost, less depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; three years for vehicles; and twenty-five years for buildings and improvements. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the year ended May 31, 2020 and 2019 was $56,554 and $68,633, respectively.

Net property, plant and equipment balances as of May 31, 2020 and 2019, respectively, consisted of:

	Fiscal Year ended, May 31,
	2020	2019
Land	$299,000	$299,000
Buildings and improvements	1,847,505	1,814,524
Furniture, fixtures and equipment	396,264	498,476
	2,542,769	2,612,000
Less accumulated depreciation	(1,890,633)	(1,858,593)
	$652,136	$753,407

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

The lessor commercial agreement contains a 10-year term with a renewal option to extend, which will be considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period, and early termination options based on established terms specific to the individual agreement. Minimum future lease payments receivable are as follows:

Years ending May 31,
2021	$283,578
2022	291,906
2023	300,666
2024	309,870
2025	319,164
Thereafter	1,557,600
Total undiscounted cash flow	$3,062,784

Intangible Assets and Impairment

Amortizable intangible assets, which include purchased technology and patents, are amortized over their estimated useful lives ranging from five to seventeen years. As of May 31, 2020 and May 31, 2019, amortizable intangible assets were $2,085,362 and $2,200,883, and accumulated amortization was $1,797,760 and $1,808,698, respectively. Amortization expense for the year ended May 31, 2020 and May 31, 2019 was $104,583. Amortization expense for each of the following years ending May 31 is expected to be as follows;

Years ending May 31,
2021	$104,583
2022	104,583
2023	78,436
2024	-
2025	-
Thereafter	-
$287,602

Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management's best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of future operating cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. As of May 31, 2020, no impairment existed.

Customer deposits and prepayments

Customer deposits and prepayments consists of amounts received from customers as prepayments for orders that have been received and have been produced but have not yet shipped, credit balances for items returned by customers for which refunds have not yet been provided and deposits made by customers in advance of production.

Other accrued liabilities

As of May 31, 2020, other accrued liabilities included $237,633 of accrued professional and legal expenses related to transaction and turn-around costs, $121,959 in costs related to Xact Monitoring services provided to clients for Fiscal Year 2020, and $82,811 of customer deposits due to SBS Accretech. It also included an accrual for warranty reserve and sales return reserve, recurring professional expenses for consulting relationships, legal fees related to business planning expenses, amounts financed on a short-term arrangement for the purchase of the Company’s new enterprise resource planning software and amounts owing under various professional fee contracts for which invoices have not yet been received.

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

Advertising

Advertising costs included in general, administration and sales, are expensed when the advertising first takes place. Advertising expense was $7,767 and $22,018 for the years ended May 31, 2020 and 2019, respectively.

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

Income Taxes

Each year the Company files income tax returns in the various taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

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

Accrued Liabilities

In Q4 of Fiscal 2020, the Company determined that it was more likely than not that the Company had a pre-existing tax liability related to prior periods. The Company has analyzed the liability and estimated it to be $265,349 as of May 31, 2020. Accordingly, the Company recognized $265,349 in operating expenses in Q4 of Fiscal 2020 to accrue for the liability.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. There were 8,888 and 43,751 potentially dilutive common shares from outstanding stock options have been excluded from diluted earnings (loss) per share for the years ended May 31, 2020 and 2019, respectively.

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

NOTE 3 - INCOME TAXES

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

Effective Tax Rate

The effective tax rate for the three months ended May 31, 2020 was 1.2%. The effective tax rate on consolidated net income for the year ended May 31, 2020 and 2019 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes. Management believes the effective tax rate for Fiscal 2020 will be approximately 1.2% due to the items noted above.

The provision for income taxes is as follows:

	Year ended May 31,
	2020	2019
Current provision for continued operations	(14,638)	8,783
Current provision for discontinued operations	60,677	17,655
Deferred provision	999,420	329,035
Change in valuation allowance	(999,420)	(329,035)
Total provision for income taxes	$46,039	$26,438

Deferred tax assets are comprised of the following components:

	2020	2019
Basis difference for assets	$162,853	$182,654
Inventory related items	75,500	169,585
Other reserves and liabilities	112,829	74,694
Net operating loss carryforward	624,650	1,507,141
General business and other credit carry forward	455,841	489,327
Other deferred items, net	-	7,692
Gross deferred tax assets	1,431,673	2,431,093
Deferred tax asset valuation allowance	(1,431,673)	(2,431,093)
Net deferred tax assets	$-	$-

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax basis of assets and liabilities and net operating loss carryforwards. During the year ended May 31, 2020, the Company decreased its valuation allowance by $999,420 which was due to the use of net operating losses carryforwards used against the gain on the sale. The year ended May 31, 2019, the Company increased its valuation allowance $329,035 as a result of the increase in the Company’s deferred tax assets most of which was due to the increase in net operating losses carryforwards generated by the Fiscal 2019 results. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent losses from continuing operations have been given more weight than projected future income when determining the need for a valuation allowance.

The Company has federal net operating loss carryforwards of approximately $2,230,773 which begin to expire in 2037 along with the federal general business and other credit carryforwards. The Company has state net operating loss carryforwards of approximately $2,690,375 million which begin to expire in 2031.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax loss due to the following:

	2020	2019
Statutory Federal Rate	21.0%	21.0%
State Taxes, net of federal benefit	5.3%	5.3%
Change in deferred tax valuation allowance	-27.1%	-25.7%
Impact of Tax Act	0%	0.0%
Stock-based compensation	0%	-1.8%
R&E tax credits	0.2%	1.8%
Effect of foreign income tax rates	-0.1%	-3.4%
Deferred tax true-up	0.0%	4.1%
State minimum taxes	1.7%	-1.0%
Permanent and other differences	0.2%	-2.5%
Effective Tax Rate	1.2%	-2.2%

Interest and penalties associated with uncertain tax positions are recognized as components of the Provision for income taxes. The liability for payment of interest and penalties was $0 as of May 31, 2020 and 2019. Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for the years ended May 31, 2017 and after are subject to examination. In the United Kingdom, tax year for the year ended May 31, 2019 is subject to examination.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. (“TMA”), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net revenues (defined as gross sales less returns, allowances and sales commissions) of the Company’s surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the years ended May 31, 2020 and 2019 amounted to $29,965 and $1,126, respectively.

NOTE 5 - STOCKHOLDER RIGHTS AGREEMENT

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

Each one one-thousandth of a share of Series A Preferred Stock, if issued: (i) will be junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such other series), (ii) will entitle holders to preferential cumulative quarterly dividends in an amount per share of Series A Preferred Stock equal to the greater of (a) $1 or (b) 1,000 times the aggregate the dividends, if any, declared on one share of the Company’s Common Stock, (iii) will entitle holders upon liquidation (voluntary or otherwise) to receive $1,000 per share of Series A Preferred Stock plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, (iv) will have the same voting power as one share of Common Stock, and (v) will entitle holders to a per share payment equal to the payment made on one share of the Company’s Common Stock, if shares of the Common Stock are exchanged via merger, consolidation, or a similar transaction. Because of the nature of the Series A Preferred Stock’s dividend, liquidation and voting rights, the value of one one-thousandth of a share of Series A Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock.

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

NOTE 6 - STOCK BASED COMPENSATION

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

The Company has computed, to determine stock-based compensation expense recognized for the years ended May 31, 2020 and 2019, the value of all stock options granted using the Black-Scholes option pricing model using the following assumptions:

	Year Ended May 31,
	2020	2019
Average risk-free interest rate	N/A	3.1%
Expected life	N/A	6.0 years
Expected volatility	N/A	46.3%

There were no options granted during the year ended May 31, 2020 and the Company had outstanding stock options to purchase 22,500 shares of Common Stock as of May 31, 2020. All outstanding options are fully vested and exercisable with a weighted average exercise price of $1.70. As all options outstanding as of May 31, 2020 were fully vested, the Company did not record any additional stock-based compensation expense during the year ending May 31, 2020.

Outstanding Options		Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Exercise Price
22,500	$1.70	6.9	$1.70

Options granted, exercised, canceled and expired under the Company’s stock-based compensation plans during the years ended May 31, 2020 and 2019 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable - May 31, 2018	318,332	$2.36	6.8	$751,264
Options granted	15,000	2.45
Options exercised	(38,333)	1.70
Options forfeited/canceled	(40,833)	2.66
Options outstanding and exercisable - May 31, 2019	254,166	$2.41	5.8	$612,540
Options granted	-
Options exercised	(69,166)	1.82
Options forfeited/canceled	(162,500)	2.77
Options outstanding and exercisable - May 31, 2020	22,500	$1.70	6.9	$38,250

Restricted Stock Units

Service-based and market-based restricted stock units are granted to key employees and members of the Company’s Board of Directors. Service-based restricted stock units are valued at the stock price at date of grant and amortized on a straight-line over the vesting period. Service-based restricted stock units generally fully vest on the first anniversary date of the award. Market-based restricted stock units are contingent on continued service and vest based on the 15-day average closing price of the Company’s Common Stock equal or exceeding certain targets established by the Compensation Committee of the Board of Directors.

The lattice model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award and calculates the fair value of the market-based restricted stock units. The Company used the following assumptions in determining the fair value of market based restricted stock units:

	Year Ended May 31,
	2020	2019
Expected stock price volatility	54.1%	50.1% - 57.5%
Expected dividend yield	0%	0%
Average risk-free interest rate	2.3%	2.55% - 2.98%

The expected stock price volatility for each grant is based on the historical volatility of the Company’s stock for a period equivalent to the derived service period of each grant. The expected dividend yield is based on annual expected dividend payments. The average risk-free interest rate is based on the treasury yield rates as of the date of grant for a period equivalent to the derived service period of each grant. The fair value of each restricted stock unit is amortized over the requisite or derived service period, which is up to five years. The restricted stock units granted during the year ended May 31, 2020 have a grant date fair value of $218,379.

For the year ended May 31, 2020, six tranches, consisting of 18,000 units, of market-based restricted stock units were granted. The fair value of the on the grant date of the units was $27,900. The following table summarizes the vesting terms for the market-based restricted stock units granted in Fiscal 2020:

Number of restricted stock units	Target Price
3,000	$4.00
3,000	$4.20
3,000	$4.40
3,000	$4.60
3,000	$4.80
3,000	$5.00

For the year ended May 31, 2020, there were 69,478 service-based restricted stock units granted, in addition to the 18,000 market-based restricted stock units that were granted. The total fair value of the restricted stock units, service and market based, at grant date was $261,559. Of the service-based units outstanding, 113,561 units vested, and 16,770 units canceled. Restricted stock unit activity under the Company’s stock-based compensation plans during the year ended May 31, 2020 is summarized as follows:

	Number of Units	Weighted average price at grant date	Aggregate Intrinsic Value
Non-vested restricted stock units - May 31, 2019	98,000	$2.94	$288,120
Restricted stock units granted	87,478	2.99	261,559
Restricted stock units vested	(113,561)	2.83	(321,378)
Restricted stock units forfeited	(16,770)	2.79	(46,788)
Non-vested restricted stock units - May 31, 2020	55,147	$3.28	$180,882

For the year ended May 31, 2020, total restricted stock unit compensation expense recognized was $354,048 and has been recorded as general, administration and sales expense in the Consolidated Statements of Operations and the company will realize $70,533 of expenses in future periods on RSUs granted prior to May 31, 2020.

NOTE 7 - WEIGHTED AVERAGE SHARES AND RECONCILIATION

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for loss from continuing operations for fiscal years ended May 31, 2020 and 2019, respectively:

	Net	Weighted Avg	Per Share
	Income/(loss)	Shares	Amount
Year ended May 31, 2020
Basic earnings per share from continuing operations			$(0.47)
Loss available to stockholders	$(1,842,304)	3,939,833
Effect of dilutive securities stock options	-	-
Diluted earnings per share
Loss available to common stockholders	$(1,842,304)	$3,939,833	$(0.47)
Year ended May 31, 2019
Basic earnings per share from continuing operations			$(0.37)
Loss available to stockholders	$(1,468,432)	4,005,795
Effect of dilutive securities stock options	-	-
Diluted earnings per share
Loss available to common stockholders	$(1,468,432)	$4,005,795	$(0.37)

Basic net loss from continuing operations per share is computed using the weighted average number of shares of Common Stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase Common Stock and restricted stock units vested but not issued. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods.

For the year ended May 31, 2020, potentially dilutive securities consisted of options of 22,500 shares of Common Stock at $1.70 per share. Of these potentially dilutive securities, none of the shares of Common Stock underlying the options are included in the computation of diluted earnings per share because the Company incurred a net loss from continuing operations. In periods when a net loss is incurred in continuing operations, no Common Stock equivalents are included in the calculation of diluted net income or loss from discontinued operations or overall Company net income or loss since they are antidilutive. As such, all stock options outstanding are excluded from the computation of diluted net income in those periods.

On December 3, 2019, the Company announced that its Board of Directors authorized a share repurchase plan to buy up to $2 million of its Common Stock. The Company intends to purchase shares from time to time through open market and private transactions in accordance with Securities and Exchange Commission rules. The plan is authorized through December 16, 2020. For the year ended May 31, 2020, the Company has repurchased 418,051 Shares, at an average price of $3.23 per share, under its previously announced $2 million share repurchase plan, which was done in accordance with a 10b5-1 plan.

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

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may make further contributions in the form of a profit-sharing contribution or a discretionary contribution. The Company made matching contributions in conjunction with employee contributions to the plan totaling $5,710 and $40,336 during the years ended May 31, 2020 and 2019, respectively.

NOTE 9 - MAJOR CUSTOMERS

The Company had one customer whose revenue individually represented 33.8% and 31.7% of the Company’s total net revenues for the years ended May 31, 2020 and 2019, respectively. The same customer accounted for 34.1% of accounts receivable as of May 31, 2020. Additionally, in 2019 there was an additional customer, who accounted for greater than 10% of total revenue, accounting for 11.9% of sales of the continuing operations.

NOTE 10 - DISCONTINUED OPERATIONS

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

In connection with the Purchase Agreement, the Company entered into a Transition Service Agreement (“TSA”) with the Buyer during the transition of certain accounting and treasury processes. The Company has collected approximately $80,000 of cash belonging to the buyer via the TSA that is included in the cash and cash equivalents, accounts receivable, and other accrued liabilities at May 31, 2020.

The following table summarizes the consideration and gain recognized in the year ended May 31, 2020 associated with the sale of the SBS Business:

Purchase Price	$10,500,000
Cash in SEL	69,157
Less:
Net assets sold	$4,460,177
Minimum cash	140,000
Transaction fees	453,287
Release of cumulative translation adjustment from OCI	455,848
Plus or minus:
Closing adjustments	107,000
Pre-tax gain on sale	$5,166,845
Income taxes	62,100
Gain on sale, net of income taxes	$5,104,745

The following are the carrying amounts of assets and liabilities classified as held for sale and included as a part of discontinued operations:

	2020	2019
Accounts receivable, net	$-	$1,365,114
Inventories	-	3,777,913
Prepaid expenses	-	49,357
Current assets held for sale	$-	$5,192,384
Property and equipment, net	-	85,967
Noncurrent assets held for sale	$-	$85,967

Accounts payable	$-	$393,773
Accrued commissions	-	128,453
Accrued payroll liabilities	-	127,124
Customer deposits and prepayments	-	109,860
Other accrued liabilities	-	89,939
Current liabilities held for sale	$-	$849,149
Net assets held for sale	$-	$4,429,202

The following is a composition of the line items constituting income from discontinued operations:

	Fiscal year ended, May 31,
	2020	2019
Net Sales	$4,343,008	$9,080,717
Cost of revenue	2,374,251	5,876,176
Gross profit	1,968,757	3,204,541
Operating expenses:
General, administration and sales	1,252,222	2,771,254
Research and development	35,920	72,208
Total operating expenses	1,288,142	2,843,462
Operating income	680,615	361,079
Other income (expense), net	(63,904)	(85,972)
Income before Taxes	616,711	275,107
Provision for Income taxes	(1,423)	17,665
Net income from discontinued operations	$618,134	$257,442

NOTE 11 – SUBSEQUENT EVENTS

Ample Hills

On July 9, 2020, Ample Hills Acquisition LLC (“Buyer”), a New York limited liability company and wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Agreement”), dated as of June 29, 2020, with Ample Hills Holdings, Inc., a Delaware corporation, Ample Hills Creamery, Inc., a New York corporation, and their subsidiaries (collectively, “Ample Hills”). The transactions contemplated by the Agreement (the “Transactions”) closed on July 9, 2020, the day after a sale order approving the Transactions was entered by the Bankruptcy Court (defined below). The Agreement provided that, upon the terms and subject to the conditions set forth therein, Ample Hills sold, transferred and assigned to Buyer, or one or more of its affiliates, the Acquired Assets (as defined in the Agreement) and Buyer, or one or more of its affiliates, assumed the Assumed Liabilities (as defined in the Agreement) for a purchase of $1.0 million. The Asset Acquisition includes the following assets, among other things, Ample Hills’ equipment, inventory, and all intellectual property, including the names and marks of “AMPLE HILLS” and “AMPLE HILLS CREAMERY” and all derivatives thereof. Pursuant to the Agreement, Buyer also paid an additional approximately $1.0 million to certain landlords of Ample Hills in exchange for the right to assume leases with such landlords. The Transactions were funded by the Company with cash on hand and will be accounted from in accordance with ASC 805 – Business Combinations.

The Ample Hills entities are debtors-in-possession under title 11 of the United States Code, 11 U.S.C. § 101 et seq. pursuant to voluntary petitions for relief filed under chapter 11 of the Bankruptcy Code on March 15, 2020 in the United States Bankruptcy Court for the Eastern District of New York (the “Bankruptcy Court”). The Transactions were conducted through a Bankruptcy Court-supervised process, subject to Bankruptcy Court-approved bidding procedures, approval of the Transactions by the Bankruptcy Court, and the satisfaction of certain closing conditions.

The Agreement contained certain customary representations and warranties made by each party. Buyer and Ample Hills agreed to various customary covenants, including, among others, covenants regarding the conduct of the Ample Hills businesses prior to the closing of the Transactions and covenants requiring Buyer and Ample Hills to use commercially reasonable efforts to obtain certain third-party and governmental consents, approvals or other authorizations required in connection with the Transactions.

Tender Offer

On July 21, 2020 – Schmitt Industries, Inc. announced the final results of its previously announced cash tender offer to purchase up to $2.5 million of Schmitt’s common stock at a price per share not less than $3.00 and not greater than $3.25 (the “Offer”). Based on the final count by Broadridge Corporate Issuer Solutions, Inc., the depositary for the Offer, the Company has accepted for purchase 72,159 shares of Schmitt’s common stock, for an aggregate cost of approximately $234,516, excluding fees and expenses relating to the Offer. Since the Offer was not fully subscribed, no proration was required and all shares validly tendered and not withdrawn were accepted for purchase. The depositary will promptly issue payment for the shares purchased.

The shares purchased represent approximately 1.9% of the Company’s common stock issued and outstanding as of July 20, 2020. Following consummation of the Offer, the Company has 3,784,554 shares of common stock outstanding.

Paycheck Protection Program Loan

On August 3, 2020, Schmitt Industries received loan proceeds in the amount of $584,534 and returned $264,476 of the funds received and Ample Hills received $1,471,022, as part of the Paycheck Protection Program (“PPP”).  The loan was granted as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and provides qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The PPP loan transactions will be accounted for in accordance with ASC 470.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Schmitt Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Schmitt Industries, Inc. and subsidiaries (the “Company”) as of May 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ended May 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years ended May 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

August 31, 2020

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2020.

Our CEO and CFO concluded that we have a material weakness in internal control over financial reporting due to deficiencies in the design and operation of internal controls over segregation of duties; and ineffective management review over the accounting reconciliations including accounting for inventory, accrued liabilities and taxes. The material weakness described above resulted in incorrectly accounting for transactions. Rule 12b-2 under the Exchange Act defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and CFO have concluded that, as of May 31, 2020 the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Management's Remediation Initiatives

Management has developed a remediation plan in response to the material weakness identified, which includes:

•	revising the design of existing controls, and designing and implementing additional key controls related to identifying and accounting for both routine and nonroutine transactions, which include protocols for engaging third-party accounting experts, where necessary;

•	establishing protocols to ensure key controls operate on a timely basis to prevent and detect misstatement;

•	providing additional GAAP technical accounting and internal control related training to both accounting and non-accounting departments.

We anticipate that these plans will be fully implemented and tested during 2021 such that our internal control deficiency will be remediated in that timeframe.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the Company’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the Company’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Company’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the Company’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the Company’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	Consolidated Balance Sheets as of May 31, 2020 and 2019

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended May 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended May 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the years ended May 31, 2020 and 2019

Notes to Consolidated Financial Statements for the years ended May 31, 2020 and 2019

Reports of Independent Registered Public Accounting Firms

(2)	Financial Statement Schedules: All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)	Exhibits: Reference is made to the list on page 41 and 42 of the Exhibits filed with this report.

INDEX TO EXHIBITS

Exhibits	Description

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed herewith.

*2.1

Asset Purchase Agreement, dated June 29, 2020, by and among Ample Hills Acquisition LLC, Ample Hills Holdings, Inc., Ample Hills Creamery, Inc., and the Ample Hills subsidiaries.

[Form 8-K filed on July 15, 2020, Exhibit 2.1]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1998, Exhibit 3(i)]

*3.2	Articles of Amendment to Articles of Incorporation of Schmitt Industries, Inc. [Form 8-K filed on July 2, 2019, Exhibit 3.1]

*3.3	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1998, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*4.2	Section 382 Rights Agreement, dated as of July 1, 2019, between Schmitt Industries, Inc. and Broadridge Corporate Issuer Solutions, Inc. [Form 8-K filed on July 2, 2019, Exhibit 4.1]

4.3	Description of Securities

*10.1†	Schmitt Industries, Inc. 2014 Equity Incentive Plan. [Appendix A to Schedule 14A filed on August 26, 2014]

*10.2	Asset Purchase Agreement and Stock Purchase Agreement dated October 9, 2019. [Form 8-K filed on October 11, 2019, Exhibit 1.01(A)]

*10.3	Transition Services Agreement, dated November 22, 2019 between the Company and Tosei America, Inc. [Form 8-K filed on November 27, 2019, Exhibit 99.1]

*10.4	Lease Agreement, dated November 22, 2019 between the Company and Tosei America, Inc. [Form 8-K filed on November 27, 2019, Exhibit 99.2]

*10.5†	Employment Agreement for Jamie Schmidt dated January 14, 2020. [Form 8-K filed on January 16, 2020, Exhibit 10.1]

10.6	[Promissory Note, dated August 3, 2020]

10.7	[Promissory Note, dated August 3, 2020]

*14.1	Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1	Subsidiaries of Schmitt Industries, Inc. as of May 31, 2020.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:	/s/ Michael R. Zapata
Michael R. Zapata
President and Chief Executive Officer

Date: August 31, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 31, 2020.

Signature	Title

/s/ Michael R. Zapata Michael R. Zapata	President and Chief Executive Officer (Principal Executive Officer)

/s/ Jamie Schmidt Jamie Schmidt	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Charles Davidson Charles Davidson	Director

/s/ Andrew P. Hines Andrew P. Hines	Director

/s/ Steven Strom Steven Strom	Director