Form 10-K/A
period 2020-05-31
SCHMITT INDUSTRIES INC
filed 2020-09-28
CIK 922612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2020

Commission File Number 000-23996

SCHMITT INDUSTRIES, INC.

Oregon	93-1151989
State of Incorporation	IRS Employer Identification Number

2765 N.W. Nicolai Street Portland, Oregon 97210-1818	(503) 227-7908
Address, including zip code, of principal executive offices	Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	SMIT	NASDAQ Capital Market
Series A Junior Participating Preferred Stock Purchase Rights	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑

As of the last day of the registrant’s second fiscal quarter of 2020, November 30, 2019, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $8,730,531 based upon the closing price of $3.63 reported for such date on the NASDAQ Capital Market.

As of August 31, 2020, 3,752,484 shares of our common stock were outstanding.

EXPLANATORY NOTE

Schmitt Industries, Inc. (“Schmitt Industries”, “we”, “us” or “our”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on August 31, 2020 (the “Original Filing”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Filing rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Filing is hereby amended and restated as set forth below. We are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and amending Item 15 of Part IV to include such certifications. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not modify or update the disclosures presented in, or as exhibits to, the Original Filing in any way. This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing. Among other things, we have not revised forward-looking statements made in the Original Filing to reflect events that occurred or facts that became known to us after the filing of the Original Filing. Therefore, you should read this Amendment in conjunction with any other documents we filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) subsequent to the Original Filing. Capitalized terms used but not otherwise defined herein have the meanings ascribed to such terms in the Original Filing.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs set forth information regarding our executive officers and directors, including the business experience for the past five years (and, in some instances, for prior years) of each such executive officer and director.

Name	Age	Position
Michael R. Zapata(1)	42	President, Chief Executive Officer and Chairman of the Board of Directors
Jamie Schmidt(2)	31	Chief Financial Officer and Treasurer
Charles Davidson	61	Director and Chairman of the Audit Committee
Andrew P. Hines	80	Director and Chairman of the Compensation Committee
Steven Strom	57	Director and Chairman of the Nominating and Governance Committee
(1)	Mr. Zapata was appointed Executive Chairman and President, effective December 1, 2018.

(2)	Mr. Schmidt was appointed Chief Financial Officer and Treasurer, effective January 14, 2020.

Executive Officers

Michael R. Zapata has served as a director since October 2018, as the Company’s Executive Chairman and President since December 2018, and as Chief Executive Officer since July 2019. Mr. Zapata is the founder and Managing Member of Sententia Capital Management, LLC (“Sententia”), a value investing focused investment management firm. Since inception in 2012, the firm has invested in deep value public equities in a concentrated portfolio. The firm employs a rigorous research process and attempts to engage constructively with management when appropriate. Prior to Sententia, Mr. Zapata served nearly 10 years in the U.S. Navy. During his service from 2001 to 2010, he held various leadership roles during the Global War on Terror. Deploying to locations including Iraq, Afghanistan, Africa, the Middle East and the Arabian Peninsula, he brings valuable insight and expertise in intelligence fusion, operational execution, strategic planning and risk mitigation. He received his B.S. from Texas A&M University, where he was recognized as a Dougherty Award Recipient. He received his M.B.A. from Columbia University as a student in the Heilbrunn Center for Value Investing. He is a director of Communication Systems, Inc. He also serves as a director of Tip of the Spear Foundation, a non-profit dedicated to supporting Elite Operators and their families during times of need.

Jaime Schmidt was appointed as Chief Financial Officer and Treasurer on January 14, 2020. Prior to being appointed to this position, Mr. Schmidt had served as the Company’s Controller since October 2019. Prior to his role as Controller he had served as the Company’s Business Development and Financial Analyst since February 2019. Prior to joining the Company, Mr. Schmidt was an analyst at Sententia from 2016-2019. Prior to joining Sententia, Mr. Schmidt was an analyst in the Mergers & Acquisitions Department at Craig-Hallum Capital Group from 2012 to 2015, where he closed sell-side engagements in the lower middle market. Mr. Schmidt has a B.S. from Florida State University, magna cum laude, and attended Columbia Business School, MBA, Value Investing Program.

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

Andrew P. Hines is the Principal of Hines & Associates, a financial management consulting firm which he has led since 2006. From October 2015 to November 2016, he acted as Executive Vice President/Chief Financial Officer of Natural Markets Foods Group, a chain of organic food markets. He had been Executive Vice President/Chief Financial Officer of Sonar Entertainment between June 2011 and June 2014. The company develops, produces and distributes original made-for-television movies and miniseries. From September 2009 to June 2010, Mr. Hines served as Executive Vice President/Chief Financial Officer of World Color Press Inc. (formerly, Quebecor World), a company which provided high-value and comprehensive print, digital and related services to businesses worldwide. From October 2005 to September 2006, he served as Vice President and Chief Financial Officer of GenTek, Inc., a manufacturer of industrial components and performance chemicals. Earlier experience included senior finance positions with Adidas, Woolworth and RJR Nabisco. Mr. Hines was a director of Tronox LLC, Inertmap Tech, C&D Technologies and Superior Essex, Inc. and served as Chairman of those company’s Audit Committees. Mr. Hines brings to the board in-depth financial experience and highly valued senior leadership experience including public company director experience. He is a C.P.A. and member of the American Institute and New York Society of Certified Public Accountants and The Turnaround Management Association. Mr. Hines received his BBA from St. John's University and attended Harvard University Management Corporate Control courses. He served with the United States Marines.

Steven Strom has served as a director since June 2019. He is the founder of Odinbrook Global Advisors and has more than thirty years of investment banking and restructuring experience. Mr. Strom is also a member of the board of directors of Dayco LLC. From 2016 to early 2018 Mr. Strom was CEO of Blackhill Partners, an investment bank based in Dallas, Texas. Previously, he was a Managing Director in the Restructuring Group at Jefferies where he joined in 2006 and was Global Head of Restructuring from 2008 to 2014. Prior to Jefferies, Mr. Strom was a Managing Director in the Restructuring Group at CIBC World Markets (2002-2006) and a Managing Director at Chanin Capital Partners (1997-2002), a Research Analyst/Trader at Commodities Corporation (1993-1996) and a Vice President in the M&A Group at Chemical Bank (1986-1993). Mr. Strom has an MBA with a concentration in Finance from the University of Michigan (1986) and a bachelor’s degree in Business (Finance) from Arizona State University (1984) where he had a Regent’s Academic Scholarship and was awarded the Outstanding Finance Student by the Financial Analysts Society.

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

Board Committees

Our Board has the standing committees described below to assist it with its responsibilities. The charter for each committee is posted on our website at http://investor.schmitt-ind.com/corporate-governance/committee-composition.

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

Compensation Committee

The duties and responsibilities of the Compensation Committee include, among other things, reviewing and approving the Company’s general compensation policies, setting compensation levels for the Company’s executive officers, setting the terms of and grants of awards under share-based incentive plans and retaining and terminating executive compensation consultants. The current members of the Compensation Committee are Messrs. Hines, Davidson and Strom. Mr. Hines currently serves as Chairman of the Compensation Committee.

Nomination and Corporate Governance Committee

The duties and responsibilities of the Nomination and Corporate Governance Committee include, among other things, assisting the Board in identifying individuals qualified to become Board members and recommending director nominees for the next annual meeting of shareholders, and taking a leadership role in shaping the corporate governance of the Company. The current members of the Nomination and Corporate Governance Committee are Messrs. Strom, Hines and Davidson. Mr. Strom currently serves as Chairman of the Nomination and Corporate Governance Committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in the ownership of Common Stock and other equity securities of the Company. Such persons are required to furnish us with copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to us, we believe that our directors, officers and holders of more than 10% of our Common Stock complied with all applicable filing requirements during the 2020 fiscal year other than the inadvertent late Form 4 filings by Mr. Davidson, Mr. Hines, Mr. Zapata, and Ms. Ferguson (our former Chief Financial Officer) on September 27, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the dollar amounts of various forms of compensation earned by our named executive officers (“NEOs”) during the years noted:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(2)		All Other Compensation ($)	Total ($)
Michael R. Zapata(3)	2020	$140,000		$152,408		$137,012		—		—	$429,420
Chairman, President and CEO	2019	92,000		—		18,639		—		—	110,639

Jamie Schmidt (4)	2020	59,292		92,500		31,215		—		82,000	265,007
CFO and Treasurer	2019	—	(4)	—	(4)	—	(4)	—	(4)	26,000	26,000

Ann M. Ferguson(5)	2020	95,610		27,901		—		—		—	123,511
Former CFO and Treasurer	2019	182,811		27,500		13,300		1,954		—	225,565
(1)	The fair value of these stock awards was computed in accordance with methods allowed under FASB ASC Topic 718 "Compensation - Stock Compensation."

(2)	Value of stock options awards was calculated using Black Scholes pricing model with assumptions discussed in Note 7 to the Company’s financial statements as of and for the year ended May 31, 2020.

(3)	Mr. Zapata was appointed Executive Chairman and President, effective December 1, 2018. Mr. Zapata was appointed President and Chief Executive Officer, effective July 30, 2019.

(4)	Mr. Schmidt was appointed Chief Financial Officer, effective January 14, 2020. Other compensation and bonus refer to amounts earned under Mr. Schmidt’s consulting arrangement with the Company, which was effective prior to his appointment as Chief Financial Officer.

(5)	Ms. Ferguson resigned as Chief Financial Officer of the Company, effective November 30, 2019.

Employment Agreements

Michael R. Zapata

Mr. Zapata is the founding member of Sententia Capital Management, LLC, a value-based investment firm, of which he has served as general partner since its inception in 2012. The Company entered into a consulting agreement with Sententia, pursuant to which Sententia has agreed to provide executive management services to the Company, which shall be performed by Mr. Zapata. As contemplated by the terms of the agreement, the Company pays $14,000 directly to Sententia per month during the term of the agreement, which was defined as July 30, 2019 through July 31, 2020. Effective August 1, 2020, the Company extended this agreement on a month-to-month basis under similar terms. In addition, pursuant to the consulting agreement, Mr. Zapata was granted 17,777 restricted stock units on August 6, 2019 that vested on such date, and Mr. Zapata may receive a performance-based bonus to be paid in additional restricted stock units with a maximum cash value equivalent of $168,000.

Jamie Schmidt

Mr. Schmidt was named the Company’s Chief Financial Officer and Treasurer effective January 14, 2020. The Company entered into an employment agreement with Mr. Schmidt as of that date. As contemplated by the terms of the agreement, the Company will pay to Mr. Schmidt an annual salary of $164,000. Mr. Schmidt was granted 7,777 shares of restricted stock upon the execution of his agreement. The Company additionally agreed to compensate Mr. Schmidt in the form of 18,000 restricted stock units for shares of the Company’s common stock. These restricted stock units have multiple trigger prices ranging from $4.00 to $5.00 per share. The employment agreement allows for a performance-based bonus to be paid in additional restricted stock units with a maximum cash value equivalent of $82,000.

Should the Company terminate Mr. Schmidt’s employment without good cause (as defined in his employment agreement) or should he terminate his employment with good reason (as defined in his employment agreement), the Company shall pay to him, on a monthly basis for six months after such termination, an amount equal to the average of his monthly base salary and bonus paid to him for the two prior full fiscal years. In addition, the Company will pay, on a monthly basis for six months, the Company-paid portion of insurance premiums for coverage under the health and welfare programs of the Company in effect on the date of his termination. In addition, in the event that the Company, at any time within one year after a change in control (as defined in Mr. Schmidt’s employment agreement), terminates his employment without good cause, the Company shall pay to him a lump sum payment within 30 days of the termination date. The lump sum payment shall be equal to the sum of (x) the average annual base salary and bonus paid to him for the two prior full fiscal years preceding the date of termination, and (y) the Company-paid portion of insurance premiums for six months of coverage under the health and welfare programs of the Company in effect on the date of termination, in each case less all applicable taxes, payroll deductions and withholdings required by law. In addition, any unvested stock options and restricted stock shall immediately be fully vested.

Ann M. Ferguson

Ms. Ferguson resigned as Chief Financial Officer of the Company, effective November 30, 2019. In connection with Ms. Ferguson’s resignation the Company and Ms. Ferguson entered into a Separation Agreement and Mutual Release of Claims (“Release”) on August 23, 2019. The Company paid Ms. Ferguson’s base salary of $190,000 while she remained employed through November 2019.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding our NEOs’ unexercised option and other equity incentive plan awards to purchase our Common Stock as of May 31, 2020:

	Option Awards				Other Equity Incentive Plan Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Michael R. Zapata(1)	—	—	—	—	12,000	$32,760
Jamie Schmidt(2)	—	—	—	—	18,000	$49,140
Ann M. Ferguson(3)	—	—	—	—	—	—
(1)	Mr. Zapata was appointed Executive Chairman and President, effective December 1, 2018.

(2)	Mr. Schmidt was appointed Chief Financial Officer, effective January 14, 2020.

(3)	Ms. Ferguson resigned as Chief Financial Officer of the Company, effective November 30, 2019.

(4)	The market value of the unearned shares is based on the closing price on May 31, 2020 of $2.73.

Compensation of Non-Employee Directors

The Compensation Committee periodically awards our non-employee directors with equity-based compensation. The following table presents information regarding our non-employee directors’ unexercised equity incentive plan awards to purchase our Common Stock as of May 31, 2020:

	Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Charles Davidson	6,000 (2)	$16,380
Andrew P. Hines	6,000 (3)	$16,380
Steven Strom	—	—
(1)	The market value of the unvested units is based on the closing price on May 31, 2020 of $2.73.

(2)	Includes 3,000 restricted stock units that will vest if the share price average is above $3.90 and 3,000 restricted units that will vest if the share price average is above $4.10.

Includes 3,000 restricted stock units that will vest if the share price average is above $3.90, and 3,000 restricted stock units that will vest if the share price average is above $4.10.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents information with respect to the beneficial ownership of our Common Stock as of August 31, 2020, by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding Common Stock;
•	each of our directors and NEOs; and

•	all of our directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to our 5% beneficial owners is based on information we received from such holders. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The percentage of beneficial ownership is based on 3,752,484 shares of Common Stock outstanding as of August 31, 2020.

Except as otherwise noted below, the address of persons listed in the following table is:

c/o Schmitt Industries, Inc.

2765 N.W. Nicolai Street

Portland, Oregon 97210

	Number of Common Stock Shares	Percentage of Outstanding Common Stock Shares
Persons known to beneficially own more than 5%
GAMCO Investors, Inc.(1)	610,000	16.2%
Sententia Capital Management LLC(2)	474,235	12.6%
Renaissance Technologies LLC(3)	258,048	6.9%
Directors and NEOs
Michael R. Zapata(2) (4)	540,012	14.4%
Jamie Schmidt (5)	19,777	*
Charles Davidson(6)	51,867	1.4%
Andrew P. Hines(7)	52,094	1.4%
Steven Strom (8)	22,503	*
Ann M. Ferguson (9)	5,000	*
All executive officers and directors as a group (5 persons)(10)	686,253	18.3%

* Represents holdings of less than 1% of shares outstanding.

(1)	The address of GAMCO Investors, Inc. is One Corporate Center, Rye, NY 10580. This disclosure is based on information contained in a Schedule 13D/A filed by GAMCO Investors, Inc. with the SEC on August 27, 2020.

(2)	Michael R. Zapata, as the managing member of Sententia Capital Management, LLC, general partner of Sententia Group, LP, and as the managing member of Sententia Capital Management, LLC, may be deemed to beneficially own the shares of Common Stock beneficially owned by Sententia Capital Management LLC. Mr. Zapata disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. This disclosure is based on information contained in a Schedule 13D/A filed by Sententia Capital Management LLC with the SEC on December 17, 2019 and a Form 4 filed by Michael Zapata with the SEC on December 31, 2019.

(3)	The address of Renaissance Technologies LLC is 800 Third Avenue, New York, NT 10022. This disclosure is based on information contained in a Schedule 13G/A filed by Renaissance Technologies LLC with the SEC on February 14, 2020.

(4)	Includes 53,777 shares of Common Stock held directly by Mr. Zapata and 12,000 shares of Common Stock issuable upon exercise of restricted stock units, all of which were vested as of August 31, 2020. Unit vesting is performance-based with average stock price triggers ranging from $3.90 to $4.10.

(5)	Includes 7,777 shares of Common Stock held as of August 31, 2020 and 12,000 shares of Common stock issuable upon exercise of restricted stock units. Unit vesting is performance-based with average stock price triggers ranging from $4.00 to $4.60.

(6)	Includes 23,367 shares of Common Stock held as of August 31, 2020, options to purchase 22,500 shares of Common Stock at a strike price of $1.70, and 6,000 vested restricted stock units with performance-based vesting features with average stock price triggers ranging from $3.90 to $4.10.

(7)	Includes 44,776 shares of Common Stock held as of August 31, 2020, 6,000 vested performance-based restricted stock units, and 1,318 vested service-base restricted stock units. Unit vesting of performance-based restricted stock units features average stock price triggers from $3.90 to $4.10.

(8)	Includes 21,212 shares of Common Stock held as of August 31, 2020 and 1,291 vested service-based restricted stock units.

(9)	Ms. Ferguson resigned as the Company’s Chief Financial Officer as of November 30, 2019.

(10)	Consists of 625,144 shares held as of August 31, 2020, 22,500 shares of Common Stock issuable upon exercise of options with a strike price of $1.70, 36,000 shares of Common Stock that are issuable upon exercise of restricted stock awards that contain performance-based vesting features with average trading price triggers ranging from $3.90 to $5.00 and had vested as of August 31, 2020, and an addition 2,609 service-based RSUs that had vested as of August 31, 2020. Excludes shares beneficially owned by Ms. Ferguson, who, as of November 30, 2019, is no longer an executive officer of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of May 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	77,647	3.34	435,792
Equity compensation plans not approved by security holders	0	0	0
Total	77,647	3.34	435,792

(1)	These equity compensation plans consist of our 2014 Equity Incentive Plan and our 2004 Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Mr. Zapata is the founding member of Sententia, and Mr. Schmidt is a former employee of Sententia, which is one of the Company’s significant shareholders. The Company entered into a consulting agreement with Sententia, pursuant to which Sententia has agreed to provide executive management services to the Company, which shall be performed by Mr. Zapata. As contemplated by the terms of the agreement, the Company pays $14,000 directly to Sententia per month during the term of the agreement, which was defined as July 30, 2019 through July 31, 2020. Effective August 1, 2020, the Company extended this agreement on a month-to-month basis under similar terms. In addition, pursuant to the consulting agreement, Mr. Zapata was granted 17,777 restricted stock units on August 6, 2019 that vested on such date, and Mr. Zapata may receive a performance-based bonus to be paid in additional restricted stock units with a maximum cash value equivalent of $168,000.

Before becoming the Company’s Chief Financial Officer, Mr. Schmidt entered into an independent contractor agreement with the Company, which was effective February 1, 2019 until he became Chief Financial Officer. Pursuant to such agreement, Mr. Schmidt provided corporate development services, including the establishment and management of client data rooms and documents for discussions with strategic partners, to the Company, and he was paid $6,500 per month for such services. Mr. Schmidt also received an additional $92,500 as a bonus in connection with services provided to the Company related to the closing of its November 22, 2019 sale of its Schmitt Dynamic Balance Systems business line to Tosei Engineering Corp. and Tosei America, Inc.

Director Independence

The Board has determined that, except for Mr. Zapata, all of our current non-employee directors are independent within the meaning of SEC and NASDAQ rules. The Board has also determined that all directors serving on the Audit Committee, Nominating and Governance Committee and Compensation Committee are independent within the meaning of SEC and NASDAQ rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee, or one of its members to whom authority has been delegated by the Audit Committee, may also pre-approve particular services on a case-by-case basis. The Audit Committee, or one of its members to whom authority had been delegated, pre-approved all of the Company’s audit fees, audit-related fees, tax fees, and all other fees for services by the independent auditors during Fiscal 2020 and Fiscal 2019.

Fees Billed for the 2020 and 2019 Fiscal Years

Audit Fees and Audit-Related Fees

For the fiscal years ended May 31, 2020 and May 31, 2019, Moss Adams LLP and their affiliates billed, or have estimated they will bill, a total of $204,495 and $167,945, respectively, for their audits, and fees reasonably related to the performance of the audits of the Company’s annual consolidated financial statements for those fiscal years; review of financial statements contained in the Company’s Forms 10-Q in those fiscal years; and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

For the fiscal years ended May 31, 2020 and May 31, 2019, Moss Adams LLP and their affiliates billed, or have estimated they will bill, a total of $0 and $14,913, respectively. The fees billed for the fiscal year ended May 31, 2019 related to services performed in conjunction with the Company’s filing of Form S-8 and Form S-3.

Tax Fees

For the fiscal years ended May 31, 2020 and May 31, 2019, Moss Adams LLP and their affiliates billed, or have estimated they will bill, the Company $0 and $2,649, respectively, for preparation of subsidiary tax return.

All Other Fees

In the fiscal years ended May 31, 2020 and May 31, 2019, Moss Adams LLP and their affiliates billed the Company $0 and $0, respectively, for services other than those already disclosed above.

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

SCHMITT INDUSTRIES, INC.

Date:	September 28, 2020	By:	/s/ Jamie Schmidt
Jamie Schmidt
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael R. Zapata	President, Chief Executive Officer and
Michael R. Zapata	Chairman of the Board (Principal Executive Officer)	September 28, 2020

/s/ Jamie Schmidt	Chief Financial Officer
Jamie Schmidt	(Principal Financial and Accounting Officer)	September 28, 2020

/s/ Charles Davidson	Director
Charles Davidson		September 28, 2020

/s/ Andrew P. Hines	Director
Andrew P. Hines		September 28, 2020

/s/ Steven Strom	Director
Steven Strom		September 28, 2020