Form 10-Q
period 2020-08-31
SCHMITT INDUSTRIES INC
filed 2020-10-30
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2020

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-23996

SCHMITT INDUSTRIES, INC.

Oregon	93-1151989
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

2765 N.W. Nicolai Street
Portland, Oregon 97210
(Address of Principal Executive Offices) (Zip Code)

(503) 227-7908

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock – no par value Series A Junior Participating Preferred Stock Purchase Rights	SMIT	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of October 30, 2020

Common stock, no par value	3,758,484

SCHMITT INDUSTRIES, INC.

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2020	May 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$8,905,141	$10,146,531
Restricted cash	566,134	420,000
Accounts receivable, net	644,296	574,926
Inventories	1,856,772	1,059,357
Prepaid expenses	181,986	60,674
Total current assets	12,154,329	12,261,488
Leasehold assets	11,319,953	—
Property and equipment, net	2,163,670	652,136
Leasehold and Utilities Deposits	258,210	—
Other assets
Intangible assets, net	1,379,499	287,602
TOTAL ASSETS	$27,275,661	$13,201,226

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Acounts payable	699,834	$267,660
Accrued commissions	65,293	41,450
Accrued payroll liabilities	178,559	86,372
Accrued liabilities	527,655	265,349
Customer deposits and prepayments	85,390	12,239
Other accrued liabilities	324,996	587,492
Income taxes payable	49,100	47,462
Current portion of long-term liabilities and short-term debt	625,947	—
Total current liabilities	2,556,774	1,308,024
Long-term debt	1,796,576	—
Long-term leasehold liabilities	10,883,211	—
Long-term deferred tax liability	$46,934	—
Total liabilities	15,283,495	1,308,024
Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 3,752,426 shares issued and outstanding at August 31, 2020 and 3,784,554 shares issued and outstanding at May 31, 2020	12,205,611	12,257,306
Accumulated deficit	(213,445)	(364,104)
Total stockholders' equity	11,992,166	11,893,202
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,275,661	$13,201,226

See accompanying notes to condensed consolidated financial statements

SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2020 AND 2019

	Three Months Ended August 31,
	2020	2019
Net sales	$1,507,485	$1,094,778
Cost of revenue	899,841	617,423
Gross profit	607,644	477,355
Operating expenses
General, administrative and sales	2,086,716	704,152
Transaction costs	125,167	—
Research and development	17,453	3,086
Total operating expenses	2,229,336	707,238
Operating loss	(1,621,692)	(229,883)
Bargain purchase gain	1,271,615	—
Other income (expense), net	96,069	4,344
Income (loss) before income taxes	(254,008)	(225,539)
Income tax provision (benefit) from continuing operations	(404,667)	(19,385)
Net income (loss) from continuing operations	150,659	(206,154)
Income from discontinued operations, net of tax	—	375,962
Net income	$150,659	$169,808
Net income (loss) per common share from continuing operations:
Basic	$0.04	$(0.05)
Weighted average number of common shares, basic	3,763,752	4,032,878
Diluted	$0.04	$(0.05)
Weighted average number of common shares, diluted	3,776,494	4,032,878
Net income per common share from discontinued operations:
Basic	$—	$0.09
Weighted average number of common shares, basic	3,763,752	4,032,878
Diluted	$—	$0.09
Weighted average number of common shares, diluted	3,776,494	4,032,878
Net income per common share:
Basic	$0.04	$0.04
Weighted average number of common shares, basic	3,763,752	4,032,878
Diluted	$0.04	$0.04
Weighted average number of common shares, diluted	3,776,494	4,032,878
Comprehensive income
Net income	$150,659	$169,808
Foreign currency translation adjustment	—	60,348
Total comprehensive income	$150,659	$230,156

See accompanying notes to condensed consolidated financial statements

SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2020 AND 2019

	Three Months Ended August 31,
	2020	2019
Cash flows relating to operating activities
Net income	$150,659	$169,808
Pre-tax (earnings) from discontinued operations	—	(411,313)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bargain purchase gain	(1,271,615)	—
Depreciation and amortization	245,481	42,054
Gain on disposal of property and equipment	—	(3,000)
Stock-based compensation	182,822	72,014
(Increase) decrease in:
Accounts receivable	(69,370)	26,670
Inventories	(132,252)	67,959
Prepaid expenses	(65,654)	35,226
Rent & Utility Deposits	(33,030)	—
Increase (decrease) in:
Accounts payable	419,433	(13,490)
Accrued liabilities and customer deposits	141,670	(120,527)
Income taxes payable	(404,667)	13,643
Net cash provided by (used in) operating activities - continuing operations	(836,523)	(120,956)
Net cash provided by operating activities - discontinued operations	—	212,518
Net cash provided by (used in) operating activities - total	$(836,523)	$91,561
Cash flows relating to investing activities
Acquisition of Ample Hills	$(1,668,877)	$—
Purchases of property and equipment	(133,303)	—
Proceeds from the sale of property and equipment	—	3,000
Net cash provided by (used in) investing activities - continuing operations	(1,802,180)	3,000
Net cash provided by (used in) investing activities - discontinued operations	—	9,000
Net cash provided by (used in) investing activities - total	$(1,802,180)	$12,000
Cash flows relating to financing activities
Borrowing (payments) on current and long-term liabilities	$1,777,964	$(5,048)
Share Repurchases	(234,517)	—
Net cash provided by (used in) financing activities	1,543,447	(5,048)
Effect of foreign exchange translation on cash	—	81,794
Increase (decrease) in cash, cash equivalents, and restricted cash	(1,095,256)	180,307
Cash, cash equivalents and restricted cash, beginning of period	10,566,531	1,467,435
Cash, cash equivalents and restricted cash, end of period	$9,471,275	$1,647,742
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$—	$2,325
Cash paid during the period for interest	$616	$2,073

See accompanying notes to condensed consolidated financial statements

SCHMITT INDUSTRIES, INC.

Condensed Consolidated Statement of Changes in Stockholders' Equity

(UNAUDITED)

For the Three Months Ended August 31, 2020 and 2019

			Accumulated
			other
			comprehensive	Accumulated
	Shares	Amount	income (loss)	deficit	Total
Balance, May 31, 2020	3,784,554	$12,257,306	$—	$(364,104)	$11,893,202
Share repurchases	(72,159)	(234,517)	—	—	(234,517)
Shares issued to directors and officers upon vesting of RSUs	40,031		—	—	—
Stock-based compensation	—	182,822	—	—	182,822
Net income	—	—	—	150,659	150,659
Balance, August 31, 2020	3,752,426	$12,205,611	$—	$(213,445)	$11,992,166

			Accumulated
			other
			comprehensive	Accumulated
	Shares	Amount	income (loss)	deficit	Total
Balance, May 31, 2019	4,032,878	$13,245,439	$(527,827)	$(4,244,679)	$8,472,933
Stock-based compensation	—	72,014	—	—	72,014
Net income	—	—	—	169,808	169,808
Other comprehensive income	—	—	60,348	—	60,348
Balance, August 31, 2019	4,032,878	$13,317,453	$(467,479)	$(4,074,871)	$8,775,103

See accompanying notes to condensed consolidated financial statements

SCHMITT INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of Schmitt Industries, Inc. (the “Company”, “Schmitt”, “we” or “our”), the accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2020 and its results of operations and its cash flows for the periods presented. The condensed consolidated balance sheet at May 31, 2020 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2020. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2021.

Principles of Consolidation

These condensed consolidated financial statements include those of the Company and its wholly owned subsidiaries: Ample Hills Acquisition, LLC, Schmitt Measurement Systems, Inc., and Schmitt Industries (Canada) Limited. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated condensed financial statements.

Business Combination

On July 9, 2020, Ample Hills Acquisition LLC (“Buyer”), a New York limited liability company and wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Agreement”), dated as of June 29, 2020, with Ample Hills Holdings, Inc., a Delaware corporation, Ample Hills Creamery, Inc., a New York corporation, and their subsidiaries (collectively, “Ample Hills”). The transactions contemplated by the Agreement (the “Transactions”) closed on July 9, 2020, the day after a sale order approving the Transactions was entered by the Bankruptcy Court (defined below). The Ample Hills entities were debtors-in-possession under title 11 of the United States Code, 11 U.S.C. § 101 et seq. pursuant to voluntary petitions for relief filed under chapter 11 of the Bankruptcy Code on March 15, 2020 in the United States Bankruptcy Court for the Eastern District of New York (the “Bankruptcy Court”). The Transactions were conducted through a Bankruptcy Court-supervised process, subject to Bankruptcy Court-approved bidding procedures, approval of the Transactions by the Bankruptcy Court, and the satisfaction of certain closing conditions.

The Agreement provided that, upon the terms and subject to the conditions set forth therein, Ample Hills sold, transferred and assigned to Buyer, or one or more of its affiliates, the Acquired Assets (as defined in the Agreement) and Buyer, or one or more of its affiliates, assumed the Assumed Liabilities (as defined in the Agreement) for a purchase of $1.0 million. The Asset Acquisition includes the following assets, among other things, Ample Hills’ equipment, inventory, and all intellectual property, including the names and marks of “AMPLE HILLS” and “AMPLE HILLS CREAMERY” and all derivatives thereof. Pursuant to the Agreement, Buyer also paid an additional approximately $0.7 million to certain landlords of Ample Hills in exchange for the right to assume leases with such landlords. See Note 10 for allocation of purchase price based on the estimated fair value of assets acquired and liabilities assumed.

The Company’s strategy includes utilizing its capital for value opportunities. Accordingly, the primary purpose of the Ample Hills acquisition was to capitalize on this strategy by purchasing a business with a good brand name, which in light of the price we paid in bankruptcy, could have a significant upside. The Transactions were funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 – Business Combinations. ASC-805 requires, among other things, an allocation of the fair value of the consideration transferred to the sellers to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values upon acquisition. Any excess of the fair value of the purchase consideration over these identified net assets is to be recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recorded as a bargain purchase gain. Our estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill or bargain purchase gain, as appropriate, in the period in which such revised estimates are identified.

Revenue Recognition

The Company generates revenues from the following sources: (i) retail restaurant sales, (ii) wholesale sales, (iii) measurement product sales, and (iv) remote tank monitoring services.

Retail Restaurant Sales, net

The Company’s generates revenues from retail restaurant sales to its end-user customers at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales tax is collected from customers and remitted to governmental authorities and are presented on a net basis within revenue in our consolidated and combined statements of operations.

Wholesale Sales, net

The Company generates revenues from wholesale sales from its Brooklyn, NY factory to third parties for resale. These revenues are recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms are typically 30 days from the date control over the product is transferred to the customer.

Measurement Product Sales

The Company determines the amount of revenue it recognizes associated with the transfer of each product. For sales of products to all customers, each transaction is evaluated to determine whether there is approval and commitment from both the Company and the customer for the transaction; whether the rights of each party are specifically identified; whether the transaction has commercial substance; whether collectability from the customer is probable at the inception of the contract and whether the transaction amount is defined. If a transaction to sell products meets all of the above criteria, revenue is recognized for the sales of product at the time of shipment.

The Company incurs commissions associated with the sales of certain products, which are accrued and expensed at the time the product is shipped. These amounts are recorded within general, administration and sales expense. The Company also incurs costs related to shipping and handling of its products, the costs of which are expensed as incurred as a component of cost of sales. Shipping and handling fees billed to customers, which are recognized at the time of shipment as a component of net revenues, were $4,984 and $37,228 for the three months ended August 31, 2020 and August 31, 2019, respectively.

Remote Tank Monitoring Services

The Company’s Xact product line includes satellite focused remote tank monitoring products and related monitoring services for markets in the Internet of Things ("IoT") environment.

The Company determines the amount of revenue it recognizes associated with the transfer of such services. For delivery of monitoring services to all customers, each transaction is evaluated to determine whether there is approval and commitment from both the Company and the customer for the transaction; whether the rights of each party are specifically identified; whether the transaction has commercial substance; whether collectability from the customer is probable at the inception of the contract and whether the transaction amount is defined. If a transaction to provide monitoring services meets all of the above criteria, revenue is recognized at the completion of the month in which monitoring services are provided.

Contract Liabilities

The Company defers revenue recognition of revenues in instances where consideration is received from customers in advance of the Company completing its obligations in exchange for such consideration. As of August 31, 2020 and May 31, 2020, significant contract balances were as follows:

	August 31, 2020	May 31, 2020
Contract Liabilities:
Customer deposits, current	57,047	12,239
Gift card liabilities, current	28,343	—
Total Customer deposits and prepayments	85,390	12,239

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

Restricted cash consists of an amount held in escrow related to the sale of the balancer business segment, as described in the notes to the condensed consolidated financial statements. Once certain events are complete, the restrictions on this cash payment will be released.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheets as of August 31, 2020 and May 31, 2020 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the three months ended August 31, 2020:

	August 31, 2020	May 31, 2020
Cash and cash equivalents	$8,905,141	$10,146,531
Restricted cash	566,134	420,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$9,471,275	$10,566,531

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable agings, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company’s domestic and international customers. In the event there is doubt about whether a customer account is collectible, a reserve is provided. If these analyses lead management to the conclusion that a customer account is uncollectible, the balance will be directly charged to bad debt expense. The allowance for doubtful accounts was $94,007 and $103,029 as of August 31, 2020 and May 31, 2020, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of August 31, 2020 and May 31, 2020 inventories consisted of:

	August 31, 2020	May 31, 2020
Raw materials	$591,685	$154,293
Work-in-process	508,925	525,615
Finished goods	756,162	379,449
Total inventories	$1,856,772	$1,059,357

Property and Equipment

Property and equipment are stated at cost, less depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; three years for vehicles; and twenty-five years for buildings and improvements. Expenditures for maintenance and repairs are charged to expense as incurred. As of August 31, 2020 and May 31, 2020, property and equipment consisted of:

	August 31, 2020	May 31, 2020
Land	$299,000	$299,000
Buildings and improvements	2,762,158	1,847,505
Funiture, fixtures and equipment	1,049,378	396,264
	4,110,536	2,542,769
Less accumulated deprecaition	(1,946,866)	(1,890,633)
Total property and equipment	$2,163,670	$652,136

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

On June 1, 2019, the Company adopted the new standard using the modified retrospective approach and electing the option to not apply the guidance to comparative periods, which continue to be presented under the accounting methods in effect for those periods.

On November 22, 2019, the Company entered into a commercial lease agreement in which it is the lessor. This agreement contains a 10-year term with a renewal option to extend.

On July 9, 2020, the Company executed a business combination through its acquisition of Ample Hills. In connection with this business combination, the Company became the lessee for multiple leased stores and a manufacturing facility. Upon acquisition, the Company renegotiated the terms of these leases. Upon acquisition, the lease liabilities were measured based upon the present value of future lease payment.

Bargain Purchase Gain

In connection with the acquisition of Ample Hills during the quarter ended August 31, 2020 the Company recorded a bargain purchase gain of $1,271,615 that was recorded in net income. This amount represents the excess of the estimated fair value of the net assets and intangibles, described below, acquired over the estimated fair value of the consideration transferred to the sellers and their landlords. In accordance with ASC 805 – Business Combinations, we have estimated the fair value of the net assets acquired as of the acquisition date.

Intangible Assets

In connection with the acquisition of Ample Hills during the quarter ended August 31, 2020 the Company acquired multiple intangible assets including the names and marks, proprietary recipes, and company website related to the Ample Hills business. The Company has determined that the aggregate fair value of such intangibles upon the closing of the acquisition was $1,117,470. The Company estimated the fair value of these assets utilizing the relief-from-royalty method, for the Proprietary Recipes and Tradename, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. For the website, the Reproduction Cost Approach was used which estimates the cost to replace the website. These assets have been determined to be indefinite-lived and are not amortized, but instead are reviewed for impairment at least annually or more frequently if indicators of impairment exist.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2:

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU No. 2019-12: Simplifying the Accounting for Income Taxes (Topic 740). The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC 740 and clarifying existing guidance to facilitate consistent application. The standard will become effective for the Company beginning on June 1, 2021. The Company is currently evaluating the new standard to determine the potential impact on its financial condition, results of operations, cash flows, and financial statement disclosures.

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-based Consideration Payable to a Customer.  The objective of the standard is to clarify that an entity must measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. ASU 2019-08 is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those fiscal years. The Company adopted ASU 2019-08 effective June 1, 2020 and the adoption did not have an impact on the Company’s financial condition or its results of operations.

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

Stock Options

At August 31, 2020, the Company had outstanding stock options to purchase 22,500 shares of Common Stock all of which are vested and exercisable with a weighted average exercise price of $1.70. As all options outstanding as of August 31, 2020 were fully vested; the Company estimates that $0 will be recorded as additional stock-based compensation expense related to stock options during the year ending May 31, 2021.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
22,500	$1.70	6.6	22,500	$1.70

Options granted, exercised, canceled and expired under the Company’s stock-based compensation plans during the three months ended August 31, 2020 are summarized as follows:

	Three Months Ended August 31, 2020
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Options outstanding and exercisable - May 31, 2020	22,500	$1.70	6.9	$38,250
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forefited/canceled	—	—	—	—
Options outstanding and exercisable - August 31, 2020	22,500	$1.70	6.6	$38,250

Restricted Stock Units

Service-based and market-based restricted stock units are granted to key employees and members of the Company’s Board of Directors. Service-based restricted stock units generally fully vest on the first anniversary date of the award. Market-based restricted stock units are contingent on continued service and vest based on the 15-day average closing price of the Company’s Common Stock equal or exceeding certain targets established by the Compensation Committee of the Board of Directors. No market-based restricted stock units were granted in the three months ended August 31, 2020.

During the three months ended August 31, 2020, six tranches of the market-based restricted stock units granted in Fiscal 2020 and Fiscal 2019 vested.

During the three months ended August 31, 2020, 25,922 service-based restricted stock units were granted and 2,609 immediately vested on the date of the grants.

Restricted stock unit activity under the Company’s stock-based compensation plans during the three months ended August 31, 2020 is summarized as follows:

	Number of Units	Weighted Average Price at Grant Date	Aggregate Intrinsic Value
Non-vested restricted stock units - May 31, 2020	55,147	$3.28	$180,882
Restricted stock units granted	25,922	3.71	96,234
Restricted stock units vested	(40,031)	3.26	(130,572)
Non-vested restricted stock units - August 31, 2020	41,038	$3.57	$146,544

During the three months ended August 31, 2020, total restricted stock unit compensation expense recognized was $182,822 and has been recorded as general, administration and sales expense in the Consolidated Statements of Operations and Comprehensive Loss. Stock compensation expense related to non-vested restricted stock units with a time vesting condition was $25,826.

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

For the three months ended August 31, 2020, potentially dilutive securities consisted of options to purchase 22,500 shares of Common Stock at $1.70 per share. Of these potentially dilutive securities, all of the shares of Common Stock underlying the options are included in the computation of diluted earnings per share because the Company incurred a net loss from continuing operations. In periods when a net loss is incurred in continuing operations, no Common Stock equivalents are included in the calculation of diluted net income or loss from discontinued operations or overall Company net income or loss since they are antidilutive. As such, all stock options outstanding are excluded from the computation of diluted net income in those periods.

Basic weighted average shares for the three months ended August 31, 2020 and August 31, 2019 were as follows:

	Three Months Ended August 31,
	2020	2019
Weighted average shares (basic)	3,763,752	4,032,878
Effect of dilutive stock options	12,742	—
Weighted average shares (diluted)	3,776,494	4,032,878

On December 3, 2019, the Company announced that its Board of Directors authorized a share repurchase plan to buy up to $2 million of its Common Stock. The Company intends to purchase shares from time to time through open market and private transactions in accordance with Securities and Exchange Commission rules. The plan is authorized through December 16, 2020.

On December 17, 2019, the Company acquired 365,490 shares of Common Stock at $3.25 per share from Walter Brown Pistor.

On January 31, 2020, the Company entered into an agreement with former director David Hudson to initiate a cashless exercise for 64,166 of his options, whereby the Company purchased 36,000 shares for $3.25 per share from Mr. Hudson to fund the exercise of his remaining 28,166 shares.

Through August 31, 2020, the Company has repurchased 418,051 shares, at an average price of $3.23 per share, under its previously announced $2 million share repurchase plan, which was done in accordance with a 10b5-1 plan.

In addition, on July 20, 2020, the Company concluded its previously announced cash tender offer to purchase up to $2.5 million of Schmitt’s common stock at a price per share not less than $3.00 and not greater than $3.25. The Company accepted for purchase 72,159 shares at a price of $3.25.

NOTE 5:

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company’s future operations will produce sufficient earnings to allow for the deferred tax asset to be fully utilized. The Company currently maintains a full valuation allowance against net deferred tax assets. In the current quarter the company recorded an income tax benefit to reduce the valuation allowance for a deferred tax liability created by the bargain purchase.

Each year the Company files income tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s consolidated financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

Other long-term liabilities related to income tax contingencies were $0 as of August 31, 2020 and May 31, 2020. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The liability for payment of interest and penalties was $0 as of August 31, 2020 and May 31, 2020.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2017 and after are subject to examination.

Effective Tax Rate

The effective tax rate for the three months ended August 31, 2020 was 159.3%. The effective tax rate on consolidated net income for the three months ended August 31, 2020 and 2019 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

NOTE 6:

LEASES

On November 22, 2019, the Company entered in a commercial lease agreement as part of the sale of the Schmitt Dynamic Balance Systems business line to Tosei Engineering Corp. and Tosei America Inc., which has been accounted for pursuant to (ASU) No. 2016-02, “Leases (Topic 842)”. The Company elected the practical expedient to not separate lease and non-lease components and will present property revenues as other income, combined based upon the lease being determined to be the predominant component.

The lessor commercial agreement contains a 10-year term with a renewal option to extend, which will be considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period, and early termination options based on established terms specific to the individual agreement. Minimum future lease payments receivable are as follows:

Years Ending May 31,
2021	$213,732
2022	291,906
2023	300,666
2024	309,870
2025	319,164
Thereafter	1,557,600
Total undiscounted cash flow	$2,992,938

In connection with the July 9, 2020 acquisition of Ample Hills, the Company has multiple real estate leases for its leased stores as well as a manufacturing facility that are recorded as operating leases under various non-cancellable operating leases.

To determine whether a contract is or contains a lease, the Company determines at contract inception whether it contains the right to control the use of an identified asset for a period of time in exchange for consideration to the counterparty in the transaction. If the Company determines that the contract provides the right to obtain substantially all of the economic benefit from the use of the leased asset, as well as the right for the Company to direct the asset’s use, the Company recognizes a right-of-use asset and liability upon contract inception. The initial carrying value of the operating lease liability is determined by calculating the present value of future lease payments under the contract. The Company considers the future lease payments under the original terms of the contract and also includes explicitly enumerated renewal periods where management is reasonably certain that such renewal options will be exercised. Our operating leases contain varying terms and expire at various dates through 2030. For the three months ended August 31, 2020 and 2019, lease expenses under fixed term leases amounted to $265,268 and $0, respectively.

Certain of our operating leases contain variable lease payments, either in part or in total, related to certain performance targets by the Company at the underlying store locations. These variable leases costs are recognized as incurred in accordance with ASC 842 – Leases. For the three months ended August 31, 2020 and 2019, lease expenses under such variable lease term arrangements amounted to $0 and $0, respectively.

The Company’s future minimum lease payments required under operating leases that have commenced as of August 31, 2020 were as follows:

Fiscal Year Ended May 31,
2021	$697,615
2022	1,457,541
2023	1,714,502
2024	1,720,065
2025	1,694,403
Thereafter	6,549,089
Total lease payments	$13,833,215
Less: imputed interest	(2,354,172)
Present value of lease payments	11,479,044
less: current lease obligations	(595,833)
Long-term lease obligations	$10,883,211

In order to calculate the operating lease asset and liability for a lease, ASC 842 – Leases requires that a lessee apply a discount rate equal to the rate implicit in a lease whenever such a rate is readily determinable. The Company’s lease agreements do not provide a readily determinable implicit rate, or is this rate available from our leasing counterparties. Consequently, the Company estimates an incremental borrowing rate to determine the present value of the lease payments. This incremental borrowing rate represents the Company’s estimate of an interest rate that the Company would be able to obtain from a lender to borrow, on a collateralized basis, over a similar term to obtain an asset of similar value.

Lease term and discount rates were as follows:

August 31, 2020
Weighted average remaining lease term (years)	9.80
Weighted average discount rate	3.87%

NOTE 7:

CUSTOMER CONCENTRATION

The Company had one customer who exceeded 10% of net revenues for the quarter ended August 31, 2020, accounting for 25.1%.

NOTE 8:

DISCONTINUED OPERATIONS

On October 10, 2019, the Company entered into an agreement (“Purchase Agreement”) to sell the Schmitt Dynamic Balance Systems (“SBS”) business line to Tosei Engineering Corp. and Tosei America, Inc. (collectively “Tosei”) for a purchase price of $10,500,000 in cash. The transaction closed on November 22, 2019 and included certain assets held by the U.S. parent company and all the outstanding stock of the UK subsidiary, Schmitt Europe Limited. As a result, the financial position, results of operations, and cash flows relating to our SBS business line are reported as discontinued operations in the accompanying condensed consolidated financial statements.

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

The following is a composition of the line items constituting income from discontinued operations:

	Three Months Ended,
	August 31, 2020	August 31, 2019
Net revenue	$—	$2,247,107
Cost of revenue	—	1,164,125
Gross profit	—	1,082,982
Operating expenses:
General, administration and sales	—	586,857
Research and development	—	9,081
Total operating expenses	—	595,938
Operating income	—	487,044
Other income (expense), net	—	(75,731)
Income before taxes	—	411,313
Provision for income taxes	—	35,351
Net income from discontinued operations	$—	$375,962

NOTE 9:

SEGMENT INFORMATION

As described in Note 1 and Note 10, the Company closed on the acquisition of Ample Hills during the three months ended August 31, 2020. With the acquisition of Ample Hills, the Company has two reportable business segments, Ice Cream and Measurement. The Ice Cream Segment encompasses the activities of Ample Hills and focuses on the wholesale and retail sale of the Company’s ice cream products from 10 separate retail locations in New York, New Jersey and California. The Measurement Segment focuses on laser-based test and measurement systems and ultrasonic products. Substantially all of the Company’s operations are conducted within North America.

The Company has previously reported segment information between their two identified legacy reportable segments: Balancer and Measurement. As described in Note 8, the Company sold the Dynamic Balance Systems (“SBS”) business line on November 22, 2020. This entity composed substantially all of the business activities of the Company’s legacy Balancer segment. Subsequent to this sale, management determined that the Company had a single reportable segment (until the aforementioned acquisition of Ample Hills closed during the quarter ended August 31, 2020). The foregoing information presents the balances and activities of only the Measurement segment as of and for the three months ended August 31, 2019.

Segment Information

	Three Months Ended August 31,
	2020		2019
	Ice Cream*	Measurement	Ice Cream	Measurement
Net revenue	$501,420	$1,006,065	$—	$1,094,778
Operating loss	$(962,754)	$(658,938)	$—	$(229,883)
Depreciation expense	$35,326	$20,908	$—	$15,908
Amortization expense	$163,102	$26,145	$—	$26,146
Capital expenditures	$120,663	$12,640	$—	$—

(*) Ice Cream Segment activity includes activities from the date of acquisition (July 9, 2020) through August 31, 2020

Segment Assets

	August 31, 2020	May 31, 2020
Segment assets to total assets
Ice Cream	$17,611,627	$—
Measurement	2,046,250	2,251,090
Corporate assets	7,617,784	10,950,136
Total assets	$27,275,661	$13,201,226

NOTE 10:

AMPLE HILLS BUSINESS ACQUISITION

As described in Note 1, the Company closed on an acquisition on July 9, 2020. The Company entered into an asset purchase agreement with Ample Hills. The Company paid the sellers $1.0 million dollars for the net assets of Ample Hills. Additionally, the Company paid approximately $0.7 million dollars to certain landlords of the sellers in exchange for the right to assume the associated leases with such landlords.

In accordance with ASC 805 – Business Combinations, the Company has recognized the assets and liabilities of Ample Hills at fair value with the excess of such values over the fair value of consideration transferred to the seller presented as a bargain purchase gain recognized on the accompanying condensed consolidated statement of operations during the three months ended August 31, 2020. The foregoing amounts reflect our current estimates of fair value as of the July 9, 2020 acquisition date.

The following table summarizes the Company’s initial purchase price allocation for the Company’s acquisition of Ample Hills:

Purchase Price
Cash paid to sellers	$1,000,000
Cure Payments	$668,877
Total Purchase Price	$1,668,877

Purchase Price Allocation
Assets Acquired
Right-of-use operating lease assets	10,645,098
Website	26,601
Tradename and trademarks	938,863
Proprietary Recipes	152,006
Security deposits	225,180
Machinery and equipment	581,616
Leasehold improvements	852,848
Inventory	665,163
Total Assets Acquired	$14,087,375

Liabilities Assumed
Right-of-use operating lease liabilities	10,645,098
Deferred Tax Liability	453,238
Customer Deposits	20,204
Gift card liabilities	28,343
Total Liabilities Assumed	$11,146,883
Net Assets Acquired	$2,940,492
Gain on bargain purchase	$1,271,615

Further, please reference Note 9 for further details regarding the results of the Ice Cream segment.

NOTE 11:

INTANGIBLE ASSETS

Tradenames, Trademarks, Recipes and the Company website

In connection with the acquisition of Ample Hills during the quarter ended August 31, 2020 the Company acquired multiple intangible assets including the names and marks, proprietary recipes, and company website related to the Ample Hills business. The Company has determined that the aggregate fair value of such tradenames upon the closing of the acquisition was $1,117,470. The Company estimated the fair value of these assets utilizing the relief-from-royalty method, for the Proprietary Recipes and Tradename, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. For the website, the Reproduction Cost Approach was used which estimates the cost to replace the website. These assets have been determined to be indefinite-lived and are not amortized, but instead are reviewed for impairment at least annually or more frequently if indicators of impairment exist.

NOTE 12:

DEBT

Paycheck Protection Program Loan

On March 21, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES ACT”) was enacted. The CARES ACT established the Paycheck Protection Program (“PPP”) which funds eligible businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and accrued interest if the proceeds are used for eligible costs.

On August 3, 2020, Schmitt received loan proceeds in the amount of $584,534 (and subsequently returned $264,476 of the funds received) and, on August 3, 2020, Ample Hills received $1,471,022 under the PPP (the “Loans”).

The Loans were granted on July 30, 2020, under two notes payable (the “Notes”). The note payable issued by Schmitt was dated July 30, 2020 and the note payable issued by Ample Hills was dated July 30, 2020. The Notes mature two years from the date of issuance and bear interest annually at 1.0%. Principal and accrued interest are payable monthly through the maturity date, commencing on July 30, 2020 and July 30, 2020 for the Notes issued by Schmitt and Ample Hills, respectively, unless forgiven as described below. The Notes may be prepaid at any time prior to maturity with no prepayment penalties. Loan proceeds may be used only to retain workers and maintain payroll or make mortgage payments, lease payments, and utility payments. The Company intends to use the funds for eligible purposes, including the re-hiring of Ample Hills’s work force, and seek forgiveness of the balance of the loans.

Forgiveness of the Loans is only available for principal that is used for the limited purposes that qualify for forgiveness under the requirements of the United States Small Business Administration (“SBA”). To obtain forgiveness, the Company or Ample Hills, as the case may be, must request it, provide documentation in accordance with the SBA requirements, and certify that the amounts requested to be forgiven qualify under those requirements. There is no guarantee that the Loan will be forgiven by the SBA and therefore the Company has recorded $1.8 million as a loan payable on the August 31, 2020 condensed consolidated balance sheet. Of this amount, $0.0 million has been recorded as a current liability to reflect the amount due within twelve months from the balance sheet.

NOTE 13:

SUBSEQUENT EVENTS

On October 1, 2020 the Company entered into a triple-net lease agreement (the “Humboldt Lease”) with Humboldt Street Collective, LLC (“Humboldt”), whereby Humboldt will lease the Company’s building located at 2755 NW Nicolai Street, Portland, OR 97210 for a monthly fee of $3,184.80 for a term of 62 months. The Company entered into the Humboldt Lease to unlock value from an unused building. A copy of the Humboldt Lease is attached hereto as exhibit 10.1 and is incorporated herein by reference.

On October 2, 2020, the Company entered into a Chief Executive Officer Agreement with Michael Zapata. The agreement is attached hereto as exhibit 10.2 and is incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report filed with the SEC on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Schmitt Industries, Inc. and its consolidated subsidiaries that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions.

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

RESULTS OF OPERATIONS

Schmitt operates a diversified business. The Company reports in two business segments, Ice Cream and Measurement.

•	Ice Cream Segment. Through our wholly owned subsidiary, Ample Hills Acquisition, LLC, the Ice Cream Segment manufactures, wholesales, and retails ice cream and related products through a network of 10+ individual retail locations located in New York, New Jersey and California.

•	Measurement Segment. Through its wholly owned subsidiary Schmitt Measurement Systems, Inc., the Measurement Segment manufactures and sells products in two core product lines, Acuity® and Xact®.

-	Acuity® sells products, solutions and services that includes laser and white light sensor distance, measurement and dimensional sizing products;

-	Xact® product line includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the Internet of Things (“IoT”) environment. The Xact products measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure web site for display.

The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

Highlights of the Quarter Ended August 31, 2020

•	Consolidated revenues increased $412,707 or 37.7% to $1,507,485 for the three months ended August 31, 2020 as compared to $1,094,778 for the three months ended August 31, 2019.

•	The Company’s newly formed Ice Cream Segment generated revenues of $501,420 from the date of the Company’s acquisition of Ample Hills on July 9, 2020 through August 31, 2020. Revenue from the Ice Cream Segment of $501,420 represents less than a month of retail operations as most of Ample Hills’ locations were opened only partway through August.

•	Revenue for the Company’s Measurement Segment decreased $88,713 or 8.1% for the three months ended August 31, 2020 as compared to the three months ended August 31, 2019 primarily due to a $79,545 or 17.8% decline in Acuity sales. Xact’s services in the “Internet of Things” environment continue to grow with monitoring revenue increasing $20,596 or 5.6% for the three months ended August 31, 2020 as compared to the three months ended August 31, 2019.

•	Gross margin decreased to 40.3% for the three months ended August 31, 2020 as a result of the start-up of the Ample Hill’s factory and the decline in high-margin Acuity sales.

•	Operating expenses increased $1,522,098, or 215.2%, for the three months ended August 31, 2020 as compared to the three months ended August 31, 2019. The increase was primarily due to the inclusion of the Ample Hills business along with increased stock compensation, professional fees, and computer services.

•	Net income from continuing operations was $150,659, or $0.04 per fully diluted share, for the three months ended August 31, 2020 as compared to a net loss of $(206,154) , or $(0.05) per fully diluted share, for the three months ended August 31, 2019. Net income was $150,659, or $0.04 per fully diluted share, for the three months ended August 31, 2020 as compared to net income of $169,808 or $0.04 per fully diluted share, for the three months ended August 31, 2019. Net income for the three months ended August 31, 2020 includes a $1,271,615 bargain purchase gain as a result of the acquisition of Ample Hills. Excluding the bargain purchase gain from net income, the net loss for the three months ended August 31, 2020 was $1,120,956, or $0.30 per fully diluted share.

•	There was a significant increase in capital expenditures, consistent with the fiscal year 2021 plan, during the three months ended August 31, 2020 as compared to the three months ended August 31, 2019. Capital expenditures were $133,303 during the period, compared to $0 in the same period of 2019.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in its Annual Report on Form 10-K for the year ended May 31, 2020. Subsequent to the filing of the Form 10-K, the Company completed its acquisition of Ample Hills. In connection with this acquisition, the Company reports certain financial statement captions that it had not previously and, as such, has included the critical accounting policies associated with such items herein.

Bargain Purchase Gain

In accordance with ASC 805 – Business Combinations, we have estimated the fair value of the net assets acquired as part of our purchase of the Ample Hills business. We have determined that the aggregate fair value of these assets is in excess of the fair value of the consideration transferred to the seller and their landlords. As such, we have recorded a bargain purchase gain for the three months ended August 31, 2020. ASC 805 allows for a measurement period, not to exceed 12 months from the date of acquisition, for filers to compile sufficient information to complete their estimate of the fair value of the net assets acquired. As of August 31, 2020 the Company is still in this measurement period. Any significant adjustments to our estimates of fair value of acquired net assets in future periods could have significant impacts on reported results from such periods.

Tradenames, Trademarks, Recipes and the Company website

The trade names and marks obtained as part of our acquisition of Ample Hills are considered to be indefinite-lived. The Propreitary recipes and website have lives of 5 and three years respectively. For the indefinite lived intangibles, the assets are not subject to amortization but are tested annually. We will conduct our annual impairment test on May 31, or earlier if impairment indicators are present. As of August 31, 2020 the Company has not identified any events or circumstances indicating than an acceleration of this impairment test would be necessary.

Our impairment test will utilize a discounted relief-from-royalty model. The discounted cash flow analysis is subject to multiple variables requiring significant judgment including the selection of an appropriate discount rate that reasonably reflects the assumed rate of return that third party buyer would expect to receive if they were purchasing the tradename, the selection of a reasonable royalty rate that represents what the Company would pay a third party to access a similar tradename, as well as an estimate of future cash flows, which are based on our best estimates of future store openings and closings, the future performance of existing stores, the growth rate of sales as our ability to effectively manager future costs. Such inputs are highly subjective and actual results could differ substantially from our estimates. Revisions of such estimates, whether due to macroeconomic conditions or our inability to successfully execute on our revenue and profitability growth goals for the Ice Cream Segment could have a significant impact on future reported results.

Lease Accounting – Lessees

We evaluate our leases to determine if we have the right to control the use of an asset, or group of assets, for a period of time in exchange for consideration. If we determine that we have the right to obtain substantially all of the economic benefits arising from the use of such assets, we recognize a right-of-use asset and lease liability. We evaluate each lease to estimate its expected term which includes renewal options that we are reasonably assured that we will exercise and also evaluate the classification of the lease as either an operating lease or a finance lease. As our leases do not provide an implicit rate, we must estimate an incremental borrowing rate based on the information available at the time the lease is commenced or amended. This estimated rate is directly utilized in determining the present value of lease payments. As the Company does not have any outstanding debt or committed credit facilities, we must estimate the incremental borrowing rate based on prevailing financial market conditions, peer company credit analyses, and management judgment. We assess our right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Changes in assumptions regarding lease renewals and estimated incremental borrowing rates may produce materially different amounts in the initial recognition of right-of-use assets and lease liabilities. Additionally, an inability to perform on our strategic revenue and cash flow growth plans could result in the recognition of impairment losses in future periods, which could be material.

Discussion of Operating Results from Continuing Operations

The Company has previously reported segment information between their two identified reportable segments: Balancer and Measurement. As described in the accompanying condensed consolidated financial statements, the Company sold the Dynamic Balance Systems (“SBS”) business line on November 22, 2020. This entity composed substantially all of the business activities of the Company’s legacy Balancer segment. Subsequent to this sale, Management determined that the Company had a single reportable segment (until the acquisition of Ample Hills closed during the quarter ended August 31, 2020). The Company previously reported distinct segment balances and activities for the legacy Balancer and Measurement segments as of and for the three months ended August 31, 2019. The foregoing information presents the balances and activities of the Measurement segment as of and for the three months ended August 31, 2019 as balances and activities of the newly identified Measurement Segment.

	Three Months Ended
	August 31, 2020		August 31, 2019
Ice Cream revenue	$501,420	33.3%	$—	0.0%
Measurement revenue	1,006,065	66.7%	1,094,778	100.0%
Total net revenue	1,507,485	100.0%	1,094,778	100.0%
Cost of revenue	899,841	59.7%	617,423	56.4%
Gross profit	607,644	40.3%	477,355	43.6%
Operating expenses:
General, administration and sales	2,211,883	146.7%	704,152	64.3%
Research and development	17,453	1.2%	3,086	0.3%
Total operating expenses	2,229,336	147.9%	707,238	64.6%
Operating income (loss)	(1,621,692)	-107.6%	(229,883)	-21.0%
Bargain Purchase Gain	1,271,615	84.4%	—	0.0%
Other income (expense), net	96,069	6.4%	4,344	0.4%
Income (loss) before income taxes	(254,008)	-16.8%	(225,539)	-20.6%
Provision for income taxes	(404,667)	-26.8%	(19,385)	-1.8%
Net income (loss)	150,659	10.0%	(206,154)	-18.8%

Consolidated Revenue – Consolidated revenue increased $412,707, or 37.7%, to $1,507,485 for the three months ended August 31, 2020 from $1,094,778 for the three months ended August 31, 2019. The decrease in the Measurement Segment was offset by $501,420 in revenues in the newly identified Ice Cream Segment for the period from the acquisition of Ample Hills (July 9, 2020) through August 31, 2020.

Ice Cream Segment – The Ice Cream Segment encompasses the operations of Ample Hills Acquisition, LLC and focuses on the wholesale and retail sales of ice cream and related products through a network of 10 individual retail locations located in New York, New Jersey and California.

Measurement Segment – The Measurement Segment includes two main product lines: the Acuity product line, which includes laser-based distance measurement and dimensional sizing laser sensors; and the Xact product line, which includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the IoT environment. Substantially all activity of our Measurement Segment is conducted in North America.

Measurement Segment revenue decreased $88,713, or 8.1%, to $1,006,065 for the three months ended August 31, 2020 as compared to $1,094,778 for the three months ended August 31, 2019. The decrease is primarily driven by a $79,545 decrease in Acuity sales. The decline was offset by an increase in Xact monitoring revenue of $20,596, or 5.6%, as the Company’s installed base of monitoring devices continues to grow.

Revenue by product line for the Measurement Segment for three months ended August 31, 2020 and 2019 were as follows:

	Three Months Ended August 31,
	2020	2019	Variance
Acuity revenue	366,348	445,893	-17.8%
Xact - product revenue	212,993	211,044	0.9%
Xact - monitoring revenue	388,437	367,841	5.6%
Total Measurement segment revenue - current product lines	$967,778	$1,024,778	-5.6%
Total Measurement segment revenue - discontinued product lines	$38,287	$70,000	-45.3%
Total Measurement segment revenue	$1,006,065	$1,094,778	-8.1%

Gross Margin – Measurement Segment gross margin for the three months ended August 31, 2020 decreased to 39.2% as compared to 43.6% for the three months ended August 31, 2019, primarily as a result of a sale of $70,000 of discontinued product in the three months ended August 31, 2019 that had $0 in associated cost of goods sold that did not reoccur in the three months ended August 31, 2020 and a decrease in high-margin Acuity sales.

Ice Cream Segment gross margin for the period from acquisition of Ample Hills (July 9, 2020) through August 31, 2020 was 22.8%. As the Company continues to manage the day-to-day operations of the business, we expect to be able to identify opportunities to drive additional revenue and volume through our factory, which will improve gross margin.

Operating Expenses – Measurement Segment operating expenses increased $345,919, or 48.9%, to $1,053,157 for the three months ended August 31, 2020 from $707,238 for the three months ended August 31, 2019. The increase in operating expenses for the three months ended August 31, 2020 is primarily due to increased stock-based compensation, professional fees, and investments to implement a new ERP system and to invest in our Xact tank monitoring business.

Ice Cream Segment operating expenses for the Ice Cream Segment were $926,631. Results from this segment are entirely attributable to our Ample Hills business, which was acquired on July 9, 2020. As the Company continues to manage the day-to-day operations of the business, we expect to be able to identify opportunities that will allow us to more efficiently manage operating expenses in future periods.

Bargain Purchase Gain – In connection with the acquisition of Ample Hills during the quarter ended August 31, 2020 the Company recorded a bargain purchase gain of $1,271,615. This amount represents the excess of the estimated fair value of the net assets acquired over the estimated fair value of the consideration transferred to the sellers and their landlords.

Other Income (Expense) – Other income (expense) consists of interest income, interest expense, foreign currency exchange gain (loss) and other income (expense). Interest income was $4,248 for the three months ended August 31, 2020 as compared to $4,285 for the three months ended August 31, 2019. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense was $2,511 for the three months ended August 31, 2020 as compared to $2,073 for the three months ended August 31, 2019.

Foreign currency exchange loss was $0 for the three months ended August 31, 2020 as compared to foreign currency exchange loss of $880 for the three months ended August 31, 2019. The foreign currency exchange gain and loss fluctuates with the strength of foreign currencies against the U.S. dollar during the respective periods.

Income Taxes – The effective tax rate for the three months ended August 31, 2020 was 159.3%. The effective tax rate for the three months ended August 31, 2019 was 8.6%. The effective tax rate on consolidated net income for the three months ended August 31, 2020 and 2019 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

Net Income (Loss) – Net income (loss) from continuing operations was $150,659 or $0.04 per fully diluted share, for the three months ended August 31, 2020 compared to net income (loss) from continuing operations of $(206,154) or $(0.05) per fully diluted share, for the three months ended August 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased $1,335,909 to $9,597,555 as of August 31, 2020 as compared to $10,953,464 as of May 31, 2020.

Cash, cash equivalents and restricted cash decreased $1,095,256 to $9,471,275 as of August 31, 2020 from $10,566,531 as of May 31, 2020. Cash used in operating activities totaled $836,523 for the three months ended August 31, 2020 as compared to cash used in operating activities of $120,956 for the three months ended August 31, 2019. Net income from continuing operations of $150,659 along with the offsetting bargain purchase gain of $1,271,615 primarily impacted the total cash from operating activities for the three months ended August 31, 2020.

At August 31, 2020, the Company had accounts receivable of $644,296 as compared to $574,926 at May 31, 2020, an increase of $69,370. Inventories increase $797,415 to $1,856,772 as of August 31, 2020 as compared to $1,059,357 at May 31, 2020. At August 31, 2020, total current liabilities increased $1,248,750 to $2,556,774, as compared to $1,308,024 at May 31, 2020. The increase in current liabilities is primarily due to liabilities associated with the acquisition of Ample Hills.

Capital expenditures increased significantly, consistent with the fiscal year 2021 plan, during the three months ended August 31, 2020. During this period, the Company incurred $133,303 in capital expenditures. During the three months ended August 31, 2019, the Company made no capital expenditures. The increase in in capital expenditures is primarily due to the need to repair equipment at the Ice Cream segment’s factory and retail locations as well as the build-out of the segment’s new Long Beach, California location.

We believe that our existing cash and cash equivalents combined with the cash we anticipate generating from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

Please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 for a listing of factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

In addition, on July 20, 2020, the Company concluded its previously announced cash tender offer to purchase up to $2.5 million of Schmitt’s common stock at a price per share not less than $3.00 and not greater than $3.25. The Company accepted for purchase 72,159 shares at a price of $3.25.

	Total Number of Shares	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs
June 1, 2020 - June 30, 2020	—	—	—	4,354,511
July 1, 2020 - July 31, 2020	72,159	$3.25	72,159	1,854,511
August 1, 2020 - August 31, 2020	—	—	—	1,854,511
Total	72,159	$3.25	72,159	1,854,511

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended August 31, 2020, the Company acquired the Ample Hills business. Management is in the process of integrating this new business line into the Company’s overall internal control environment. Management anticipates completing these integration efforts by the end of the current fiscal year ending May 31, 2020.

Other than the above referenced matter, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2020 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Item 5. Other Information

On October 1, 2020 the Company entered into a triple-net lease agreement with Humboldt Street Collective, LLC, whereby Humboldt will lease the Company’s building located at 2755 NW Nicolai Street, Portland, OR 97210 for a monthly fee of $3,184.80 for a term of 62 months. The Company entered into the Humboldt Lease to unlock value from an unused building. A copy of the Humboldt Lease is attached hereto as exhibit 10.1 and is incorporated herein by reference.

On October 2, 2020, the Company entered into a Chief Executive Officer Agreement with Michael Zapata, which was effective as of September 30, 2020. Pursuant to the terms of his agreement, Mr. Zapata became an employee of the Company. In recognition of his services, Mr. Zapata is entitled to receive (i) an annualized salary of $250,000, and (ii) upon achieving certain performance-based objectives determined by the Board of Directors or its Compensation Committee, a bonus of up to 50% of his annual salary, payable half in cash and half in stock. Such performance-based objectives will be established by the Board as soon as reasonably practicable and reevaluated on an annual basis by mutual agreement of Mr. Zapata and the Board of Directors or its Compensation Committee. The agreement is attached hereto as exhibit 10.2 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit	Description

2.1	Asset Purchase Agreement, dated June 29, 2020, by and among Ample Hills Acquisition LLC, Ample Hills Holdings, Inc., Ample Hills Creamery, Inc., and the Ample Hills subsidiaries (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2020).

10.1	Multi-Tenant Net Lease dated October 1, 2020 between Humboldt Street Collective, LLC and Schmitt Industries, Inc.

10.2	Chief Executive Officer Agreement dated September 30, 2020 between Schmitt Industries, Inc. and Michael R. Zapata.

10.3	Promissory Note, dated August 3, 2020 (incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-K filed with the SEC on August 31, 2020).

10.4	Promissory Note, dated August 3, 2020 (incorporated by reference to Exhibit 10.7 filed with the Company’s Annual Report on Form 10-K filed with the SEC on August 31, 2020).

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	October 30, 2020	/s/ Jamie Schmidt
Jamie Schmidt, Chief Financial Officer and Treasurer