Form 10-Q
period 2020-11-30
SCHMITT INDUSTRIES INC
filed 2021-01-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2020

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of December 31, 2020

Common stock, no par value	3,802,251

  SCHMITT INDUSTRIES, INC.

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

    SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2020	May 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$6,771,335	$10,146,531
Restricted cash	566,134	420,000
Accounts receivable, net	795,440	574,926
Inventories	1,751,707	1,059,357
Prepaid expenses	107,557	60,674
Income taxes receivable	33,140	—
Total current assets	10,025,313	12,261,488
Leasehold assets	11,005,994	—
Property and equipment, net	2,045,329	486,789
Property and equipment held for sale, net	174,847	165,347
Leasehold and utilities deposits	304,350	—
Deposits on capital improvements to factory	273,278	—
Other assets
Intangible assets, net	1,347,336	287,602
TOTAL ASSETS	$25,176,447	$13,201,226

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$771,524	$267,660
Accrued commissions	84,111	41,450
Accrued payroll liabilities	251,487	86,372
Accrued liabilities	619,013	265,349
Customer deposits and prepayments	91,176	12,239
Other accrued liabilities	408,108	587,492
Income taxes payable	—	47,462
Current portion of long-term lease liabilities	800,889	—
Total current liabilities	3,026,308	1,308,024
Long-term debt	1,791,080	—
Long-term leasehold liabilities	10,617,879	—
Long-term deferred tax liability	46,934	—
Total liabilities	15,482,201	1,308,024
Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 3,769,685 shares issued and outstanding at November 30, 2020 and 3,784,554 shares issued and outstanding at May 31, 2020	12,274,160	12,257,306
Accumulated deficit	(2,579,914)	(364,104)
Total stockholders' equity	9,694,246	11,893,202
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,176,447	$13,201,226

See accompanying notes to condensed consolidated financial statements

  SCHMITT INDUSTRIES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2020 AND 2019

	Three Months Ended November 30,		Six Months Ended November 30,
	2020	2019	2020	2019
Net sales	$2,029,712	$1,033,102	$3,537,197	$2,127,879
Cost of revenue	1,067,599	643,348	1,967,440	1,260,771
Gross profit	962,113	389,754	1,569,757	867,108
Operating expenses
General, administrative and sales	3,091,516	993,230	5,178,232	1,697,382
Transaction costs	—	5,377	125,167	—
Research and development	17,877	—	35,330	8,463
Total operating expenses	3,109,393	998,607	5,338,729	1,705,845
Operating loss	(2,147,280)	(608,853)	(3,768,972)	(838,737)
Bargain purchase gain	(82,103)	—	1,189,512	—
Other income (expense), net	(135,449)	5,356	(39,380)	9,723
Loss before income taxes	(2,364,832)	(603,497)	(2,618,840)	(829,014)
Income tax provision (benefit) from continuing operations	1,637	(4,439)	(403,030)	(7,829)
Net loss from continuing operations	(2,366,469)	(599,058)	(2,215,810)	(821,185)
Income from discontinued operations, net of tax	—	5,117,005	—	5,509,010
Net income (loss)	$(2,366,469)	$4,517,947	$(2,215,810)	$4,687,825
Net loss per common share from continuing operations:
Basic	$(0.63)	$(0.15)	$(0.59)	$(0.20)
Weighted average number of common shares, basic	3,763,156	4,083,538	3,763,454	4,030,709
Diluted	$(0.63)	$(0.15)	$(0.59)	$(0.20)
Weighted average number of common shares, diluted	3,763,156	4,083,538	3,763,454	4,030,709
Net income per common share from discontinued operations:
Basic	$—	$1.25	$—	$1.37
Weighted average number of common shares, basic	3,763,156	4,083,538	3,763,454	4,030,709
Diluted	$—	$1.25	$—	$1.37
Weighted average number of common shares, diluted	3,763,156	4,083,538	3,763,454	4,030,709
Net income (loss) per common share:
Basic	$(0.63)	$1.11	$(0.59)	$1.16
Weighted average number of common shares, basic	3,763,156	4,083,538	3,763,454	4,030,709
Diluted	$(0.63)	$1.11	$(0.59)	$1.16
Weighted average number of common shares, diluted	3,763,156	4,083,538	3,763,454	4,030,709
Comprehensive income (loss)
Net income (loss)	$(2,366,469)	$4,517,947	$(2,215,810)	$4,687,825
Foreign currency translation adjustment	—	527,827	—	527,827
Total comprehensive income	$(2,366,469)	$5,045,774	$(2,215,810)	$5,215,652

See accompanying notes to condensed consolidated financial statements

    SCHMITT INDUSTRIES, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2020 AND 2019

	Six Months Ended November 30,
	2020	2019
Cash flows relating to operating activities
Net income (loss)	$(2,215,810)	$4,687,825
Pre-tax (earnings) from discontinued operations		(532,103)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bargain purchase gain	(1,189,512)	—
Depreciation and amortization	187,114	83,277
Loss on disposal of property and equipment	—	65,020
Stock-based compensation	251,371	192,602
Deferred income taxes	(406,304)	—
Gain on sale of discontinued operations before income taxes	—	(5,059,845)
(Increase) decrease in:
Accounts receivable	(220,514)	235,885
Inventories	(60,250)	163,514
Prepaid expenses	(46,883)	54,042
Leasehold and utilities deposits	(79,170)	—
Deposits on capital improvements to factory	(273,278)	—
Leasehold assets	(360,896)	—
Increase (decrease) in:
Accounts payable	503,864	123,701
Accrued liabilities, customer deposits and other accrueds	433,514	436,683
Income taxes payable	(80,602)	68,609
Leasehold liabilities	773,670	—
Net cash provided by (used in) operating activities - continuing operations	(2,783,686)	519,210
Net cash provided by operating activities - discontinued operations	—	172,839
Net cash provided by (used in) operating activities - total	$(2,783,686)	$692,049
Cash flows relating to investing activities
Acquisition of Ample Hills	$(1,711,127)	$—
Purchases of property and equipment	(258,371)	(14,690)
Proceeds from the sale of property and equipment	—	12,000
Proceeds form the Sale of net assets of discontinued operations	—	10,319,589
Net cash provided by (used in) investing activities - continuing operations	(1,969,498)	10,316,899
Net cash provided by (used in) investing activities - discontinued operations	—	(12,693)
Net cash provided by (used in) investing activities - total	$(1,969,498)	$10,304,206
Cash flows relating to financing activities
Proceeds from Paycheck Protection Program	$2,059,556	$—
Repayments on Paycheck Protection Program	(264,476)	—
Payments on short-term borrowing	(36,441)	(10,201)
Repurchase of common stock	(234,517)	—
Net cash provided by (used in) financing activities	1,524,122	(10,201)
Effect of foreign exchange translation on cash	—	71,973
Increase (decrease) in cash, cash equivalents, and restricted cash	(3,229,062)	11,058,027
Cash, cash equivalents and restricted cash, beginning of period	10,566,531	1,467,435
Cash, cash equivalents and restricted cash, end of period	$7,337,469	$12,525,462
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$80,600	$4,289
Cash paid during the period for interest	$616	$2,435

The accompanying notes are an integral part of these financial statements.

    SCHMITT INDUSTRIES, INC.

Condensed Consolidated Statement of Changes in Stockholders' Equity

(UNAUDITED)

For the Six Months Ended November 30, 2020 and 2019

			Accumulated
			other
			comprehensive	Accumulated
	Shares	Amount	income (loss)	deficit	Total
Balance, May 31, 2020	3,784,554	$12,257,306	$—	$(364,104)	$11,893,202
Share repurchases	(72,159)	(234,517)	—	—	(234,517)
Shares issued to directors and officers upon vesting of RSUs	57,290	—	—	—	—
Stock-based compensation	—	251,371	—	—	251,371
Net (Loss)	—	—	—	(2,215,810)	(2,215,810)
Balance, November 30, 2020	3,769,685	$12,274,160	$—	$(2,579,914)	$9,694,246

			Accumulated	Retained
			other	earnings
			comprehensive	(accumulated
	Shares	Amount	income (loss)	deficit)	Total
Balance, May 31, 2019	4,032,878	$13,245,439	$(527,827)	$(4,244,679)	$8,472,933
Stock-based compensation expense for restricted stock units granted to employees and directors	—	192,602	—	—	192,602
Restricted stock units exercised	94,754	—	—	—	—
Net income	—	—	—	4,687,825	4,687,825
Other comprehensive income	—	—	527,827	—	527,827
Balance, November 30, 2019	4,127,632	$13,438,041	$—	$443,146	$13,881,187

See accompanying notes to condensed consolidated financial statements

    SCHMITT INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of Schmitt Industries, Inc. (the "Company", "Schmitt", "we" or "our"), the accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2020 and its results of operations and its cash flows for the periods presented. The condensed consolidated balance sheet at May 31, 2020 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2020. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2021.

Principles of Consolidation

These condensed consolidated financial statements include those of the Company and its wholly owned subsidiaries: Ample Hills Acquisition, LLC, Schmitt Measurement Systems, Inc., and Schmitt Industries (Canada) Limited. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated condensed financial statements.

Business Combination

On July 9, 2020, Ample Hills Acquisition LLC ("Buyer"), a New York limited liability company and wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the "Agreement"), dated as of June 29, 2020, with Ample Hills Holdings, Inc., a Delaware corporation, Ample Hills Creamery, Inc., a New York corporation, and their subsidiaries (collectively, "Ample Hills"). The transactions contemplated by the Agreement (the "Transactions") closed on July 9, 2020, the day after a sale order approving the Transactions was entered by the Bankruptcy Court (defined below). The Ample Hills entities were debtors-in-possession under title 11 of the United States Code, 11 U.S.C. § 101 et seq. pursuant to voluntary petitions for relief filed under chapter 11 of the Bankruptcy Code on March 15, 2020 in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court"). The Transactions were conducted through a Bankruptcy Court-supervised process, subject to Bankruptcy Court-approved bidding procedures, approval of the Transactions by the Bankruptcy Court, and the satisfaction of certain closing conditions.

The Agreement provided that, upon the terms and subject to the conditions set forth therein, Ample Hills sold, transferred and assigned to Buyer, or one or more of its affiliates, the Acquired Assets (as defined in the Agreement) and Buyer, or one or more of its affiliates, assumed the Assumed Liabilities (as defined in the Agreement) for a purchase price of $1.0 million. The Asset Acquisition includes the following assets, among other things, Ample Hills' equipment, inventory, and all intellectual property, including the names and marks of "AMPLE HILLS" and "AMPLE HILLS CREAMERY" and all derivatives thereof. Pursuant to the Agreement, Buyer also paid an additional approximately $0.7 million to certain landlords of Ample Hills in exchange for the right to assume leases with such landlords. See Note 10 for acquisition accounting based on the estimated fair value of assets acquired and liabilities assumed.

The Company's strategy includes utilizing its capital for value opportunities. Accordingly, the primary purpose of the Ample Hills acquisition was to capitalize on this strategy by purchasing a business with a good brand name, which in light of the price we paid in bankruptcy, could have a significant upside. The Transactions were funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations. ASC-805 requires, among other things, an assignment of the the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired and liabilities assumed, using the bottom up approach, to estimate their value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets is to be recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recorded as a bargain purchase gain. Our estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill or bargain purchase gain, as appropriate, in the period in which such revised estimates are identified.

Revenue Recognition

The Company generates revenues from the following sources: (i) retail restaurant sales, (ii) factory sales, (iii) measurement product sales, and (iv) remote tank monitoring services.

Retail Restaurant Sales, net

The Company's generates revenues from retail restaurant sales to its end-user customers at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales tax is collected from customers and remitted to governmental authorities and are presented on a net basis within revenue in our consolidated and combined statements of operations.

Factory Sales, net

The Company generates revenues from sales from its Brooklyn, NY factory, including wholesale, e-commerce or direct-to-consumer, and manufacturing production sales for third parties. These revenues are recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms are typically 30 days from the date control over the product is transferred to the customer.

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

The Company incurs commissions associated with the sales of certain products, which are accrued and expensed at the time the product is shipped. These amounts are recorded within general, administrative and sales expense. The Company also incurs costs related to shipping and handling of its products, the costs of which are expensed as incurred as a component of cost of sales. Shipping and handling fees billed to customers, which are recognized at the time of shipment as a component of net revenues, were $4,511 and $6,534 for the six months ended November 30, 2020 and November 30, 2019, respectively.

Remote Tank Monitoring Services

The Company's Xact product line includes satellite focused remote tank monitoring products and related monitoring services for markets in the Internet of Things ("IoT") environment.

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

Customer deposits and prepayments

The Company defers revenue recognition of revenues in instances where consideration is received from customers in advance of the Company completing its obligations in exchange for such consideration. As of November 30, 2020 and May 31, 2020, significant contract balances were as follows:

	November 30, 2020	May 31, 2020
Customer deposits and prepayments:
Customer deposits, current	$61,544	$12,239
Gift card liabilities, current	29,632	—
Total customer deposits and prepayments	$91,176	$12,239

Cash, Cash Equivalents and Restricted Cash

The Company generally invests its excess cash in money market funds. The Company's investment policy also allows for cash to be invested in investment grade highly liquid securities, and the Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. The Company's cash consists of demand deposits in large financial institutions. At times, balances may exceed federally insured limits.

Restricted cash consists of an amount held in escrow related to the sale of the balancer business segment and Ample Hills Retail Operations respectively, as described in the notes to the condensed consolidated financial statements. Once certain events are complete, the restrictions on this cash payment will be released.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheets as of November 30, 2020 and May 31, 2020 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the three months ended November 30, 2020:

	November 30, 2020	May 31, 2020
Cash and cash equivalents	$6,771,335	$10,146,531
Restricted cash	566,134	420,000
Total cash, cash equivalents, and restricted cash	$7,337,469	$10,566,531

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable aging reports, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company's domestic and international customers. In the event there is doubt about whether a customer account is collectible, a reserve is provided. If these analyses lead management to the conclusion that a customer account is uncollectible, the balance will be directly charged to bad debt expense. The allowance for doubtful accounts was $94,007 and $103,029 as of November 30, 2020 and May 31, 2020, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of November 30, 2020 and May 31, 2020 inventories consisted of:

	November 30, 2020	May 31, 2020
Raw materials	$1,065,710	$154,293
Work-in-process	113,652	525,615
Finished goods	572,345	379,449
Total inventories	$1,751,707	$1,059,357

Property and Equipment

Property and equipment are stated at cost, less depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; three years for vehicles; and twenty-five years for buildings and improvements. Expenditures for maintenance and repairs are charged to expense as incurred. As of November 30, 2020 and May 31, 2020, property and equipment consisted of:

	November 30, 2020	May 31, 2020
Land	$159,000	$159,000
Buildings and improvements	2,612,265	1,612,003
Funiture, fixtures and equipment	1,078,204	396,264
	$3,849,469	$2,167,267
Less accumulated depreciation	(1,804,140)	(1,680,478)
Total property and equipment	$2,045,329	$486,789

Assets Held for Sale

The Company owns a two story 35,050 sq. foot building in industrial zoning that has been listed for sale. Assets held for sale are stated at the lower of cost less depreciation and expected net realizable value. Depreciation is computed using the straight-line method over estimated useful lives of 25 years for building improvements. Expenditures for maintenance and repairs are charged to expense as incurred. As of November 30, 2020 and May 31, 2020, assets held for sale consisted of:

	November 30, 2020	May 31, 2020
Land	$140,000	$140,000
Building and improvements	246,135	235,502
	$386,135	$375,502
Less accumulated depreciation	(211,288)	(210,155)
Carrying value of Assets Held for sale	$174,847	$165,347

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

In connection with the acquisition of Ample Hills on July 9, 2020, the Company executed a business combination through its acquisition of Ample Hills. In connection with this business combination, the Company became the lessee for multiple leased stores and a manufacturing facility. Upon acquisition, the Company renegotiated the terms of these leases. Upon acquisition, the lease liabilities were measured based upon the present value of future lease payments.

On October 1, 2020 the Company entered into a triple-net lease agreement (the "Humboldt Lease") with Humboldt Street Collective, LLC ("Humboldt"), whereby Humboldt will lease the Company's building located at 2765-2755 NW Nicolai Street, Portland, OR 97210 for a monthly fee of $3,185 for a term of 62 months.

Bargain Purchase Gain

In connection with the acquisition of Ample Hills during the quarter ended August 31, 2020 the Company recorded a bargain purchase gain of $1,271,615 that was recorded as a component of net income. As a result of additional information obtained during the measurement period about the facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments during the three months ended November 30, 2020 in the amount of $82,103, which resulted in a reduction in the bargain purchase gain for the six months ended November 30, 2020 to $1,189,512. The adjustment related to additional cure payments made during the quarter and obsolete inventory acquired as part of the acquisition. The bargain purchase gain amount represents the excess of the estimated fair value of the net assets and intangibles, described below, acquired over the estimated fair value of the consideration transferred to the sellers and their landlords. In accordance with ASC 805 - Business Combinations, we have estimated the fair value of the net assets acquired as of the acquisition date.

Intangible Assets

In connection with the acquisition of Ample Hills during the quarter ended August 31, 2020 the Company acquired multiple intangible assets including the names and marks, proprietary recipes, and company website related to the Ample Hills business. The Company has determined that the aggregate fair value of such intangibles upon the closing of the acquisition was $1,117,470. The Company estimated the fair value of these assets utilizing the relief-from-royalty method, for the Proprietary Recipes and Tradename, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. For the website, the Reproduction Cost Approach was used which estimates the cost to replace the website. These assets have been determined to be indefinite-lived and are not amortized, but instead are reviewed for impairment at least annually or more frequently if indicators of impairment exist. As of November 30, 2020 and May 31, 2020, net amortizable intangible assets were $1,347,336 and $287,602, respectively.

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

In November 2019, the FASB issued ASU 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-based Consideration Payable to a Customer.  The objective of the standard is to clarify that an entity must measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. ASU 2019-08 is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those fiscal years. The Company adopted ASU 2019-08 effective June 1, 2020 and the adoption did not have an impact on the Company's financial condition or its results of operations.

NOTE 3:

STOCK OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company's stock option plan. Stock-based compensation recognized during the period is based on the portion of the grant date fair value of the stock-based award that will vest during the period, adjusted for expected forfeitures. Compensation cost for all stock-based awards is recognized using the straight-line method.

Stock Options

At November 30, 2020, the Company had outstanding stock options to purchase 22,500 shares of Common Stock all of which are vested and exercisable with a weighted average exercise price of $1.70. As all options outstanding as of November 30, 2020 were fully vested; the Company estimates that $0 will be recorded as additional stock-based compensation expense related to stock options during the year ending May 31, 2021.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
22,500	$1.70	6.3	22,500	$1.70

No stock options were granted, exercised, canceled and expired under the Company's stock-based compensation plans during the six months ended November 30, 2020.

Restricted Stock Units

Service-based and market-based restricted stock units are granted to key employees and members of the Company's Board of Directors. Service-based restricted stock units generally fully vest on the first anniversary date of the award. Market-based restricted stock units are contingent on continued service and vest based on the 15-day average closing price of the Company's Common Stock equal or exceeding certain targets established by the Compensation Committee of the Board of Directors. No market-based restricted stock units were granted in the six months ended November 30, 2020.

During the six months ended November 30, 2020, two tranches of the market-based restricted stock units granted in Fiscal 2020 and Fiscal 2019 vested.

During the six months ended November 30, 2020, 44,803 service-based restricted stock units were granted.

Restricted stock unit activity under the Company's stock-based compensation plans during the six months ended November 30, 2020 is summarized as follows:

	Number of Units	Weighted Average Price at Grant Date	Aggregate Intrinsic Value
Non-vested restricted stock units - May 31, 2020	55,147	$3.28	$180,882
Restricted stock units granted	44,803	4.17	186,813
Restricted stock units vested	(57,290)	3.44	(197,089)
Non-vested restricted stock units - November 30, 2020	42,660	$4.00	$170,606

During the six months ended November 30, 2020, total restricted stock unit compensation expense recognized was $251,371 and has been recorded as general, administration and sales expense in the Consolidated Statements of Operations and Comprehensive Loss. Stock compensation expense related to non-vested restricted stock units with a time vesting condition was $64,174.

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

For the three and six months ended November 30, 2020, potentially dilutive securities consisted of options to purchase 22,500 shares of Common Stock at $1.70 per share. Of these potentially dilutive securities, all of the shares of Common Stock underlying the options are excluded from the computation of diluted earnings per share because the Company incurred a net loss from continuing operations. In periods when a net loss is incurred in continuing operations, no Common Stock equivalents are included in the calculation of diluted net income or loss from discontinued operations or overall Company net income or loss since they are antidilutive. As such, all stock options outstanding are excluded from the computation of diluted net income in those periods.

Basic weighted average shares for the three and six months ended November 30, 2020 and November 30, 2019 were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2020	2019	2020	2019
Weighted average shares (basic)	3,763,156	4,083,538	3,763,454	4,030,709
Effect of dilutive stock options	—	—	—	—
Weighted average shares (diluted)	3,763,156	4,083,538	3,763,454	4,030,709

On December 3, 2019, the Company announced that its Board of Directors authorized a share repurchase plan to buy up to $2 million of its Common Stock. The Company intends to purchase shares from time to time through open market and private transactions in accordance with Securities and Exchange Commission rules. The plan was authorized through December 16, 2020.

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

Through November 30, 2020, the Company repurchased 418,051 shares, at an average price of $3.23 per share, under its previously announced $2 million share repurchase plan, which was done in accordance with a 10b5-1 plan.

In addition, on July 20, 2020, the Company concluded its previously announced cash tender offer to purchase up to $2.5 million of the Company's common stock at a price per share not less than $3.00 and not greater than $3.25 per share. The Company accepted for purchase 72,159 shares at a price of $3.25 per share.

NOTE 5:

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management continues to review the level of the valuation allowance on a quarterly basis. There can be no assurance that the Company's future operations will produce sufficient earnings to allow for the deferred tax asset to be fully utilized. The Company currently maintains a full valuation allowance against net deferred tax assets.

Each year the Company files income tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company's consolidated financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

Other long-term liabilities related to income tax contingencies were $0 as of November 30, 2020 and $0 as of May 31, 2020. Interest and penalties associated with uncertain tax positions are recognized as components of the "Provision for income taxes." The liability for payment of interest and penalties was $0 as of November 30, 2020 and May 31, 2020.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2017 and after are subject to examination.

Effective Tax Rate

The effective tax rate was (0.1%) and (15.4%) for the three and six months ended November 30, 2020 respectively. The effective tax rate on consolidated net income for the three and six months ended November 30, 2020 and 2019 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance, tax benefit recorded related to the bargain purchase gain and the impact of certain expenses not being deductible for income tax reporting purposes.

NOTE 6:

LEASES

On November 22, 2019, the Company entered in a commercial lease agreement as part of the sale of the Schmitt Dynamic Balance Systems business line to Tosei Engineering Corp. and Tosei America Inc., which has been accounted for pursuant to (ASU) No. 2016-02, "Leases (Topic 842)". The Company elected the practical expedient to not separate lease and non-lease components and will present property revenues as Other Income, combined based upon the lease being determined to be the predominant component.

The lessor commercial agreement contains a 10-year term with a renewal option to extend, which will be considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period, and early termination options based on established terms specific to the individual agreement. Minimum future lease payments receivable are as follows:

Years Ending May 31,
2021	$143,886
2022	291,906
2023	300,666
2024	309,870
2025	319,164
Thereafter	1,557,600
Total undiscounted cash flow	$2,923,092

On October 1, 2020, the Company entered into a triple-net lease agreement with Humboldt Street Collective ("Humboldt Lease"), whereby Humboldt will lease the Company's building located at 2755 NW Nicolai Street, Portland, OR 97210 for a monthly fee of $3,185 for a term of 62 months. This lease arrangement been accounted for pursuant to (ASU) No. 2016-02, "Leases (Topic 842)". The Company presents property revenues as other income. Minimum future lease payments receivable are as follows:

Years ending May 31,
2021	$19,109
2022	38,982
2023	40,151
2024	41,356
2025	42,597
Thereafter	20,708
Total undiscounted cash flow	$202,902

In connection with the July 9, 2020 acquisition of Ample Hills, the Company has multiple real estate leases for its leased stores as well as a manufacturing facility that are recorded as operating leases under various non-cancellable operating leases.

To determine whether a contract is or contains a lease, the Company determines at contract inception whether it contains the right to control the use of an identified asset for a period of time in exchange for consideration to the counterparty in the transaction. If the Company determines that the contract provides the right to obtain substantially all of the economic benefit from the use of the leased asset, as well as the right for the Company to direct the asset's use, the Company recognizes a right-of-use asset and liability upon contract inception. The initial carrying value of the operating lease liability is determined by calculating the present value of future lease payments under the contract. The Company considers the future lease payments under the original terms of the contract and also includes explicitly enumerated renewal periods where management is reasonably certain that such renewal options will be exercised. Our operating leases contain varying terms and expire at various dates through 2030. For the three months ended November 30, 2020 and 2019 lease expenses under fixed term leases amounted to $424,824 and $0, respectively. For the six months ended November 30, 2020 and 2019, lease expenses under fixed term leases amounted to $690,092 and $0, respectively.

Certain of our operating leases contain variable lease payments, either in part or in total, related to certain performance targets by the Company at the underlying store locations. These variable leases costs are recognized as incurred in accordance with ASC 842 - Leases.

The Company's future minimum lease payments required under operating leases that have commenced as of November 30, 2020 were as follows:

Fiscal Year Ended May 31,
2021	$526,474
2022	1,457,541
2023	1,714,502
2024	1,720,065
2025	1,694,403
Thereafter	6,549,089
Total lease payments	$13,662,074
Less: imputed interest	(2,243,306)
Present value of lease payments	11,418,768
less: current lease obligations	(800,889)
Long-term lease obligations	$10,617,879

In order to calculate the operating lease asset and liability for a lease, ASC 842 - Leases requires that a lessee apply a discount rate equal to the rate implicit in a lease whenever such a rate is readily determinable. The Company's lease agreements do not provide a readily determinable implicit rate, nor is this rate available from our leasing counterparties. Consequently, the Company estimates an incremental borrowing rate to determine the present value of the lease payments. This incremental borrowing rate represents the Company's estimate of an interest rate that the Company would be able to obtain from a lender to borrow, on a collateralized basis, over a similar term to obtain an asset of similar value.

Lease term and discount rates were as follows:

November 30, 2020
Weighted average remaining lease term (years)	7.91
Weighted average discount rate	3.87%

NOTE 7:

CUSTOMER CONCENTRATION

The Company had one customer who exceeded 10% of net revenues for the six months ended November 30, 2020, accounting for 16.2% of revenues.

NOTE 8:

DISCONTINUED OPERATIONS

On October 10, 2019, the Company entered into an agreement ("Purchase Agreement") to sell the Schmitt Dynamic Balance Systems ("SBS") business line to Tosei Engineering Corp. and Tosei America, Inc. (collectively "Tosei") for a purchase price of $10,500,000 in cash. The transaction closed on November 22, 2019 and included certain assets held by the U.S. parent company and all the outstanding stock of the UK subsidiary, Schmitt Europe Limited. As a result, the financial position, results of operations, and cash flows relating to our SBS business line are reported as discontinued operations in the accompanying condensed consolidated financial statements.

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

The following is a composition of the line items constituting income from discontinued operations:

	Three Months Ended,		Six Months Ended,
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Net revenue	$—	$2,095,901	$—	$4,343,008
Cost of revenue	—	1,210,126	—	2,374,251
Gross profit	—	885,775	—	1,968,757
Operating expenses:
General, administration and sales	—	665,365	—	1,252,222
Research and development	—	26,839	—	35,920
Total operating expenses	—	692,204	—	1,288,142
Operating income	—	193,571	—	680,615
Other expense, net	—	(65,192)	—	(140,923)
Income before taxes	—	128,379	—	539,692
Provision for income taxes	—	(11,719)	—	7,589
Net income from discontinued operations	$—	$140,098	$—	$532,103

NOTE 9:

SEGMENT INFORMATION

As described in Note 1 and Note 10, the Company closed on the acquisition of Ample Hills during the three months ended August 31, 2020. With the acquisition of Ample Hills, the Company has two reportable business segments, Ice Cream and Measurement. The Ice Cream Segment encompasses the activities of Ample Hills and focuses on the wholesale and retail sale of the Company's ice cream products from 10 separate retail locations in New York, New Jersey and California. The Measurement Segment focuses on laser-based test and measurement systems and ultrasonic products. Substantially all of the Company's operations are conducted within North America.

The Company has previously reported segment information between their two identified legacy reportable segments: Balancer and Measurement. As described in Note 8, the Company sold the Dynamic Balance Systems ("SBS") business line on November 22, 2019. This entity composed substantially all of the business activities of the Company's legacy Balancer segment. Subsequent to this sale, management determined that the Company had a single reportable segment (until the aforementioned acquisition of Ample Hills closed during the quarter ended August 31, 2020). The foregoing information presents the balances and activities of only the Measurement segment as of and for the three and six months ended November 30, 2019.

Segment Information

	Three Months Ended November 30,
	2020		2019
	Ice Cream	Measurement	Ice Cream	Measurement
Net revenue	$1,158,989	$870,723	$—	$1,033,102
Operating income (loss)	(1,737,598)	(409,682)	—	(608,853)
Depreciation expense	59,160	9,401	—	15,493
Amortization expense	6,017	26,146	—	25,756
Capital expenditures	$111,387	$13,680	$—	$13,566

	Six Months Months Ended November 30,
	2020		2019
	Ice Cream*	Measurement	Ice Cream	Measurement
Net revenue	$1,660,409	$1,876,788	$—	$2,127,879
Operating income (loss)	(2,700,352)	(1,068,620)	—	(838,737)
Depreciation expense	94,486	30,309	—	30,986
Amortization expense	10,028	52,291	—	52,291
Capital expenditures	$232,051	$26,320	$—	$14,690

* Ice Cream Segment activity includes activities from the date of acquisition (July 9 ,2020) through November 30, 2020

Segment Assets

	November 30, 2020	May 31, 2020
Segment assets to total assets
Ice Cream	$16,329,077	$—
Measurement	1,453,148	2,251,090
Corporate assets	7,394,222	10,950,136
Total assets	$25,176,447	$13,201,226

NOTE 10:

AMPLE HILLS BUSINESS ACQUISITION

As described in Note 1, the Company closed on the Ample Hills acquisition on July 9, 2020. The Company paid the sellers $1.0 million dollars for assets of Ample Hills. Additionally, the Company paid approximately $0.7 million dollars to certain landlords and vendors of the sellers in exchange for the right to assume the associated leases with such landlords and $125,167 in transaction costs.

In accordance with ASC 805 - Business Combinations, the Company has recognized the assets and liabilities of Ample Hills at fair value with the excess of such values over the fair value of consideration transferred to the seller presented as a bargain purchase gain recognized on the accompanying condensed consolidated statement of operations during the six months ended November 30, 2020. The foregoing amounts reflect our current estimates of fair value as of the July 9, 2020 acquisition date.

The following table summarizes the Company's preliminary fair value of the assets acquired, and liabilities assumed, as of July 9, 2020, for the Company’s acquisition of Ample Hills.

Purchase Price
Cash paid to sellers	$1,000,000
Cash paid to landlords, designer, and insurer	711,127
Total Purchase Price	$1,711,127

Purchase Price Allocation
Assets Acquired
Right-of-use operating lease assets	10,645,098
Website	26,601
Tradename and trademarks	938,863
Proprietary Recipes	152,006
Security deposits	225,180
Machinery and equipment	581,616
Leasehold improvements	852,848
Inventory	632,100
Total Assets Acquired	$14,054,312

Liabilities Assumed
Right-of-use operating lease liabilities	10,645,098
Deferred Tax Liability	453,238
Customer Deposits	20,204
Gift card liabilities	35,133
Total Liabilities Assumed	$11,153,673
Net Assets Acquired	$2,900,639
Gain on bargain purchase	$1,189,512

As a result of additional information obtained during the measurement period about the facts and circumstances that existed as of the acquisition date, the Company recorded a measurement period adjustment during the three months ended November 30, 2020 in the amount of $82,103, which resulted in a reduction in the bargain purchase gain for the six months ended November 30, 2020 to $1,189,512. The purchase price allocation will be finalized as soon as practicable within the measurement period, but no later than one year following the acquisition date.

Prior to acquisition of Ample Hills, the company was a privately held company that was acquired out of bankruptcy. Management has performed a thorough evaluation of the pre-bankruptcy books and found the records to not be auditable. Therefore, management has engaged a third party consultant to assist in evaluating alternative means by which to provide historic financial data in future periods.

Further, please reference Note 9 for further details regarding the results of the Ice Cream segment.

NOTE 11:

INTANGIBLE ASSETS

Tradenames, Trademarks, Recipes and the Company website

In connection with the acquisition of Ample Hills during the six months ended November 30, 2020 the Company acquired multiple intangible assets including the names and marks, proprietary recipes, and company website related to the Ample Hills business. The Company has determined that the aggregate fair value of such tradenames upon the closing of the acquisition was $1,117,470. The Company estimated the fair value of these assets utilizing the relief-from-royalty method, for the Proprietary Recipes and Tradename, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. For the website, the Reproduction Cost Approach was used which estimates the cost to replace the website. These assets have been determined to be indefinite-lived and are not amortized, but instead are reviewed for impairment at least annually or more frequently if indicators of impairment exist.

NOTE 12:

DEBT

Paycheck Protection Program Loan

On March 21, 2020, the Coronavirus Aid Relief and Economic Security Act ("CARES ACT") was enacted. The CARES ACT established the Paycheck Protection Program ("PPP") which funds eligible businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and accrued interest if the proceeds are used for eligible costs.

On August 3, 2020, Schmitt received loan proceeds in the amount of $584,534 (and subsequently returned $264,476 of the funds received) and, on August 3, 2020, Ample Hills received $1,471,022 under the PPP (the "Loans").

The Loans were granted on July 30, 2020, under two notes payable (the "Notes"). The note payable issued by Schmitt was dated July 30, 2020 and the note payable issued by Ample Hills was dated July 30, 2020. The Notes mature two years from the date of issuance and bear interest annually at 1.0%. Principal and accrued interest are payable monthly through the maturity date, commencing on July 30, 2020 and July 30, 2020 for the Notes issued by Schmitt and Ample Hills, respectively, unless forgiven as described below. The Notes may be prepaid at any time prior to maturity with no prepayment penalties. Loan proceeds may be used only to retain workers and maintain payroll or make mortgage payments, lease payments, and utility payments. The Company intends to use the funds for eligible purposes, including the re-hiring of Ample Hills's work force, and seek forgiveness of the balance of the loans.

Forgiveness of the Loans is only available for principal that is used for the limited purposes that qualify for forgiveness under the requirements of the United States Small Business Administration ("SBA"). To obtain forgiveness, the Company or Ample Hills, as the case may be, must request it, provide documentation in accordance with the SBA requirements, and certify that the amounts requested to be forgiven qualify under those requirements. There is no guarantee that the Loan will be forgiven by the SBA and therefore the Company has recorded $1.8 million as a loan payable on the November 30, 2020 condensed consolidated balance sheet. Of this amount, $0.0 million has been recorded as a current liability to reflect the amount due within twelve months from the balance sheet.

NOTE 13:

SUBSEQUENT EVENTS

Beginning on December 1, 2020 the Company, lessor, entered in a lease agreement for its property located at 2451 NW 28th Avenue, Portland OR 97210, with (“Humboldt”) for a monthly fee of $4,734 for an initial lease term of 59 months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report filed with the SEC on Form 10-Q (the "Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Schmitt Industries, Inc. and its consolidated subsidiaries that are based on management's current expectations, estimates, projections and assumptions about the Company's business. Words such as "expects," "anticipates," "intends," "plans," "believes," "sees," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report as well as those discussed from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions.

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

RESULTS OF OPERATIONS

Schmitt operates a diversified business. The Company reports in two business segments, Ice Cream and Measurement.

•	Ice Cream Segment. Through our wholly owned subsidiary, Ample Hills Acquisition, LLC, the Ice Cream Segment manufactures, wholesales, and retails ice cream and related products through a network of 10 individual retail locations located in New York, New Jersey and California.

•	Measurement Segment. Through its wholly owned subsidiary Schmitt Measurement Systems, Inc., the Measurement Segment manufactures and sells products in two core product lines, Acuity® and Xact®.

-	Acuity® sells products, solutions and services that includes laser and white light sensor distance, measurement and dimensional sizing products;

-	Xact® product line includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the Internet of Things ("IoT") environment. The Xact products measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure web site for display.

The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

Highlights of the Three and Six Months Ended November 30, 2020

•	Consolidated revenues increased $996,610 or 96.5% to $2,029,712 for the three months ended November 30, 2020 as compared to $1,033,102 for the three months ended November 30, 2019. Consolidated revenues increased $1,409,318 or 66.2% to $3,537,197 for the six months ended November 30, 2020 as compared to $2,127,879 for the six months ended November 30, 2019.
•	The Company's newly formed Ice Cream Segment generated revenues of $1,158,989 and $1,660,409 for the three and six-months ended November 30, 2020. First quarter revenue from the Ice Cream Segment of $501,420 represents less than a month of retail operations as most of Ample Hills' locations were opened only partway through August.
•	Measurement Segment revenue decreased $162,379, or 15.7%, to $870,723 for the three months ended November 30, 2020 as compared to $1,033,102 for the three months ended November 30, 2019. The decrease is primarily driven by a $122,917, or 56.6%, decrease in Xact Product sales. The decline was offset by an increase in Xact monitoring revenue of $39,158, or 10.3%. Measurement Segment revenue decreased $251,092, or 11.8%, to $1,876,788 for the six months ended November 30, 2020 as compared to $2,127,879 for the six months ended November 30, 2019. The decrease is driven by a $120,968, or 28.2%, decrease in Xact Product sales and a $112,747, or 13.8%, decrease in Acuity Sales. The decline was offset by an increase in Xact monitoring revenue of $59,754, or 8.0%, for the six months ended November 30, 2020 as the Company's installed base of monitoring devices continues to grow.
•	Gross margin increased 9.7% and 3.6% to 47.4% and 44.4% for the three and six months ended November 30, 2020 as compared to 37.7% and 40.7% for the three and six months ended November 30, 2019. This improvement is a result of the start-up of the Ample Hill's factory and the decline in low-margin Acuity sales.
•	Operating expenses increased $2,110,786, or 211.4%, to 3,109,393 for the three months ended November 30, 2020 as compared to $998,607 for the three months ended November 30, 2019. Operating expenses increased $3,632,884 or 213.0% to $5,338,729 for the six months ended November 30, 2020 as compared to $1,705,845. The increase was primarily due to the inclusion of the Ample Hills business along with increased stock compensation, professional fees, build out of Xact monitoring tool, ERP development and computer services.
•	Net loss from continuing operations was ($2,366,469) or ($0.63) per fully diluted share, for the three months ended November 30, 2020 compared to net loss from continuing operations of ($599,058) or ($0.15) per fully diluted share, for the three months ended November 30, 2019. Net loss from continuing operations was ($2,215,810) or ($0.59) per fully diluted share, for the six months ended November 30, 2020 compared to net loss from continuing operations of ($821,185) or ($0.20) per fully diluted share, for the six months ended November 30, 2019. Net income for the three months ended November 30, 2019 includes a $5,117,005 gain, net of tax, associated with the sale of the net assets for the SBS business. Net income for the six months ended November 30, 2020 includes a $1,189,512 bargain purchase gain as a result of the acquisition of Ample Hills.
•	There was a significant increase in capital expenditures, consistent with the fiscal year 2021 plan, during the six months ended November 30, 2020 as compared to the three months ended November 30, 2019. Capital expenditures were $273,278 during the period, compared to $14,690 in the same period of 2019.

Critical Accounting Policies

The Company's critical accounting policies are disclosed in its Annual Report on Form 10-K for the year ended May 31, 2020. Subsequent to the filing of the Form 10-K, the Company completed its acquisition of Ample Hills. In connection with this acquisition, the Company reports certain financial statement captions that it had not previously and, as such, has included the critical accounting policies associated with such items herein.

Bargain Purchase Gain

In accordance with ASC 805 - Business Combinations, we have estimated the fair value of the net assets acquired as part of our purchase of the Ample Hills business. We have determined that the aggregate fair value of these assets is in excess of the fair value of the consideration transferred to the seller and their landlords. As such, we have recorded a bargain purchase gain for the three and six months ended November 30, 2020. ASC 805 allows for a measurement period, not to exceed 12 months from the date of acquisition, for filers to compile sufficient information to complete their estimate of the fair value of the net assets acquired. As of November 30, 2020, the Company is still in this measurement period. Any significant adjustments to our estimates of fair value of acquired net assets in future periods could have significant impacts on reported results from such periods.

Tradenames, Trademarks, Recipes and the Company website

The trade names and marks obtained as part of our acquisition of Ample Hills are considered to be indefinite-lived. The Proprietary recipes and website have lives of five and three years, respectively. For the indefinite lived intangibles, the assets are not subject to amortization but are tested annually. We will conduct our annual impairment test on May 31, or earlier if impairment indicators are present. As of November 30, 2020, the Company has not identified any events or circumstances indicating than an acceleration of this impairment test would be necessary.

A quantitative impairment test would utilize a discounted relief-from-royalty model. The discounted cash flow analysis is subject to multiple variables requiring significant judgment including the selection of an appropriate discount rate that reasonably reflects the assumed rate of return that third party buyer would expect to receive if they were purchasing the tradename, the selection of a reasonable royalty rate that represents what the Company would pay a third party to access a similar tradename, as well as an estimate of future cash flows, which are based on our best estimates of future store openings and closings, the future performance of existing stores, the growth rate of sales as our ability to effectively manager future costs. Such inputs are highly subjective and actual results could differ substantially from our estimates. Revisions of such estimates, whether due to macroeconomic conditions or our inability to successfully execute on our revenue and profitability growth goals for the Ice Cream Segment could have a significant impact on future reported results.

Lease Accounting - Lessees

We evaluate our leases to determine if we have the right to control the use of an asset, or group of assets, for a period of time in exchange for consideration. If we determine that we have the right to obtain substantially all of the economic benefits arising from the use of such assets, we recognize a right-of-use asset and lease liability. We evaluate each lease to estimate its expected term which includes renewal options that we are reasonably assured that we will exercise and also evaluate the classification of the lease as either an operating lease or a finance lease. As our leases do not provide an implicit rate, we must estimate an incremental borrowing rate based on the information available at the time the lease is commenced or amended. This estimated rate is directly utilized in determining the present value of lease payments. As the Company does not have any outstanding debt, other than the PPP Loan referred to in Note 12 to the extent not forgiven, or committed credit facilities, we must estimate the incremental borrowing rate based on prevailing financial market conditions, peer company credit analyses, and management judgment. We assess our right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

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

Discussion of Operating Results from Continuing Operations

The Company has previously reported segment information between their two identified reportable segments: Balancer and Measurement. As described in the accompanying condensed consolidated financial statements, the Company sold the Dynamic Balance Systems ("SBS") business line on November 22, 2020. This entity composed substantially all of the business activities of the Company's legacy Balancer segment. Subsequent to this sale, Management determined that the Company had a single reportable segment (until the acquisition of Ample Hills closed during the quarter ended August 31, 2020). The foregoing information presents the balances and activities of the Measurement segment as of and for the three and six months ended November 30, 2020 as balances and activities of the newly identified Ice Cream Segment.

	Three Months Ended				Six Months Ended
	November 30, 2020		November 30, 2019		November 30, 2020		November 30, 2019
Ice Cream revenue	$1,158,989	57.1%	$—	0.0%	$1,660,409	81.8%	$—	0.0%
Measurement revenue	870,723	42.9%	1,033,102	100.0%	1,876,788	92.5%	2,127,880	206.0%
Total net revenue	2,029,712	100.0%	1,033,102	100.0%	3,537,197	174.3%	2,127,880	206.0%
Cost of revenue	1,067,599	52.6%	643,348	62.3%	1,967,441	96.9%	1,260,771	122.0%
Gross profit	962,113	47.4%	389,754	37.7%	1,569,756	77.3%	867,109	83.9%
Operating expenses:		0.0%		0.0%
General, administration and sales	3,091,516	152.3%	993,230	96.1%	5,303,399	261.3%	1,697,382	164.3%
Research and development	17,877	0.9%	5,377	0.5%	35,330	1.7%	8,463	0.8%
Total operating expenses	3,109,393	153.2%	998,607	96.7%	5,338,729	263.0%	1,705,845	165.1%
Operating income (loss)	(2,147,280)	-105.8%	(608,853)	-58.9%	(3,768,972)	-185.7%	(838,736)	-81.2%
Bargain Purchase Gain	(82,103)	-4.0%	—	0.0%	1,189,512	58.6%	—	0.0%
Other expense, net	(135,449)	-6.7%	5,356	0.5%	(39,380)	-1.9%	9,700	0.9%
Income (loss) before income taxes	(2,364,832)	-116.5%	(603,497)	-58.4%	(2,618,840)	-129.0%	(829,036)	-80.2%
Provision for income taxes	1,637	0.1%	(4,439)	-0.4%	(403,030)	-19.9%	(23,824)	-2.3%
Net income (loss)	(2,366,469)	-116.6%	(599,058)	-58.0%	(2,215,810)	-109.2%	(805,212)	-77.9%

Consolidated Revenue- Consolidated revenue increased $996,610 or 96.5%, to $2,029,712 for the three months ended November 30, 2020 from $1,033,102 for the three months ended November 30, 2019. Consolidated revenue increased $1,409,318 or 66.2%, to $3,537,197 for the six months ended November 30, 2020 from $2,127,879 for the six months ended November 30, 2019. The decrease in the Measurement Segment was offset by $1,660,409 in revenues in the newly identified Ice Cream Segment for the period from the acquisition of Ample Hills (July 9, 2020) through November 30, 2020.

Ice Cream Segment -The Ice Cream Segment encompasses the operations of Ample Hills Acquisition, LLC and focuses on the wholesale and retail sales of ice cream and related products through a network of 10 individual retail locations located in New York, New Jersey and California.

Measurement Segment - The Measurement Segment includes two main product lines: the Acuity product line, which includes laser-based distance measurement and dimensional sizing laser sensors; and the Xact product line, which includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the IoT environment. Substantially all activity of our Measurement Segment is conducted in North America.

Measurement Segment revenue decreased $162,379, or 15.7%, to $870,723 for the three months ended November 30, 2020 as compared to $1,033,102 for the three months ended November 30, 2019. The decrease is primarily driven by a $122,917, or 56.6%, decrease in Xact Product sales. The decline was offset by an increase in Xact monitoring revenue of $39,158, or 10.3%. Measurement Segment revenue decreased $251,092, or 11.8%, to $1,876,788 for the six months ended November 30, 2020 as compared to $2,127,879 for the six months ended November 30, 2019. The decrease is driven by a $120,968, or 28.2%, decrease in Xact Product sales and a $112,747, or 13.8%, decrease in Acuity Sales. The decline was offset by an increase in Xact monitoring revenue of $59,754, or 8.0%, for the six months ended November 30, 2020 as the Company's installed base of monitoring devices continues to grow.

Revenue by product line for the Measurement Segment for three months and six months ended November 30, 2020 and 2019 respectively, were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2020	2019	2020	2019
Acuity revenue	337,325	370,527	703,673	816,420
Xact - product revenue	94,413	217,330	307,406	428,374
Xact - monitoring revenue	420,133	380,975	808,570	748,816
Total Measurement segment revenue - current product lines	851,871	968,832	1,819,649	1,993,610
Total Measurement segment revenue - discontinued product lines	18,852	64,270	$57,139	$134,270
Total Measurement segment revenue	870,723	1,033,102	1,876,788	2,127,880

Gross Margin - Ice Cream Segment gross margin was 40.3% and 41.0% for the three and six month period ended November 30, 2020. As the Company continues to manage the day-to-day operations of the business and as CAPEX improvements are placed into service, we expect to be able to identify opportunities to drive additional revenue and volume through our factory, which will improve gross margin.

Measurement Segment gross margin for the three months ended November 30, 2020 increased 19.1% to 56.8% as compared to 37.7% for the three months ended November 30, 2019. Margins for the six months ended November 30, 2020 increased 6.7% to 47.4% as compared to 40.7% for the six months ended November 30, 2019.

Operating Expenses – Ice Cream Segment operating expenses for the Ice Cream Segment were $2,205,196 and $3,381,377 for the three and six month periods ended November 30, 2020 respectively. Results from this segment are entirely attributable to our Ample Hills business, which was acquired on July 9, 2020. As the Company continues to manage the day-to-day operations of the business, we expect to be able to identify opportunities that will allow us to more efficiently manage operating expenses in future periods.

Measurement Segment operating expenses decreased $94,412, or 9.4%, to $904,195 for the three months ended November 30, 2020 from $998,607 for the three months ended November 30, 2019. Measurement Segment operating expenses increased $251,508, or 14.7%, to $1,957,353 for the six months ended November 30, 2020 from $1,705,845 for the six months ended November 30, 2019. The increase in operating expenses for the six months ended November 30, 2020 is primarily due to increased stock-based compensation, professional fees, and investments to develop our new ERP system and to invest in our Xact tank monitoring business. Additionally, corporate payroll expenses increased due to the hiring of a new CFO and the CEO transitioning to payroll in the three months ended November 30, 2020.

Bargain Purchase Gain -In connection with the acquisition of Ample Hills during the quarter ended August 31, 2020 the Company recorded a bargain purchase gain of $1,271,615 that was recorded as a component of net income. An adjustment was recorded to the bargain purchase gain in in the quarter ended November 30, 2020 in the amount of $82,103, reducing the bargain gain for the six months ended November 30, 2020 to $1,189,512. This amount represents the excess of the estimated fair value of the net assets acquired over the estimated fair value of the consideration transferred to the sellers and their landlords.

Other Income (Expense) - Other income (expense) consists of rental income, interest income, interest expense, foreign currency exchange gain (loss) and other income (expense). Rental income was $86,887 and $181,219 for the three and six month period ended November 30, 2020 as compared to $0 and $0 for the three and six month period ended November 30, 2020, respectively.

Interest income was $2,495 and $6,743 respectively for the three and six months ended November 30, 2020 as compared to $5,398 and $9,684 for the three and six months ended November 30, 2019. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense was ($4,943) for the three months ended November 30, 2020 as compared to ($362) for the three months ended November 30, 2019.

During the six months ended November 30, 2020, management booked reserve against escrow cash related to the sale of the SBS business in fiscal year 2020, in the amount of $220,000 to other expenses.

Foreign currency exchange loss was $0 for the three months ended November 30, 2020 as compared to foreign currency exchange loss of $247 for the three months ended November 30, 2019. The foreign currency exchange gain and loss fluctuates with the strength of foreign currencies against the U.S. dollar during the respective periods.

Income Taxes - The effective tax rate for the three months ended November 30, 2020 was (0.1)%, as compared to (0.7)% for the three months ended November 30, 2019. The effective tax rate on consolidated net income for the three months ended August 31, 2020 and 2019 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

Net Loss - Net loss from continuing operations was ($2,366,469) or ($0.63) per fully diluted share, for the three months ended November 30, 2020 compared to net loss from continuing operations of ($599,058) or ($0.15) per fully diluted share, for the three months ended November 30, 2019. Net loss from continuing operations was ($2,215,810) or ($0.59) per fully diluted share, for the six months ended November 30, 2020 compared to net loss from continuing operations of ($821,185) or ($0.20) per fully diluted share, for the six months ended November 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased $3,954,459 to $6,999,005 as of November 30, 2020 as compared to $10,953,464 as of May 31, 2020.

Cash, cash equivalents and restricted cash decreased $3,229,062 to $7,337,469 as of November 30, 2020 from $10,566,531 as of May 31, 2020. Cash used in operating activities totaled $2,783,686 the six months ended November 30, 2020 as compared to cash provided in operating activities of $692,049 for the six months ended November 30, 2019. Net loss from continuing operations of $2,215,810 along with the offsetting bargain purchase gain of $1,189,512 primarily impacted the total cash from operating activities for the six months ended November 30, 2020.

At November 30, 2020, the Company had accounts receivable of $795,440 as compared to $574,926 at May 31, 2020, an increase of $220,514. Inventories increase $692,350 to $1,751,707 as of November 30, 2020 as compared to $1,059,357 at May 31, 2020. At November 30, 2020, total current liabilities increased $1,718,284 to $3,026,308 as compared to $1,308,024 at May 31, 2020. The increase in current liabilities is primarily due to liabilities associated with the acquisition of Ample Hills.

Capital expenditures increased significantly, consistent with the fiscal year 2021 plan, during the three and six months ended November 30, 2020. During the six months ending November 30, 2020 the Company incurred $258,371 in capital expenditure as compared to $14,690 for the six month period ended November 30, 2019. The increase in in capital expenditures is primarily due to the need to repair equipment at the Ice Cream segment's factory and retail locations as well as the build-out of the segment's new Long Beach, California and Brooklyn, New York locations.

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In the current fiscal year ended May 31, 2021, the Company acquired the Ample Hills business. As of quarter ended November 30, 2020, management has expanded the head count in the accounting and finance department and is in the process of integrating this new business line into the Company's overall internal control environment. Further, management has performed a thorough review of processes and procedures to ensure appropriate segregation of duties are in place to improve the internal control environment. Management anticipates completing these integration efforts by the end of the current fiscal year ending May 31, 2021.

Other than the above referenced matter, there has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

Please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 for a listing of factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Item 5. Other Information

On October 1, 2020 the Company entered into a triple-net lease agreement with Humboldt Street Collective, LLC, whereby Humboldt will lease the Company's building located at 2755 NW Nicolai Street, Portland, OR 97210 for a monthly fee of $3,184.80 for a term of 62 months. The Company entered into the Humboldt Lease to unlock value from an unused building. A copy of the Humboldt Lease is attached hereto as exhibit 10.1 and is incorporated herein by reference.

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

On November 9, 2020, the company entered into a Chief Financial Officer Agreement with Philip Bosco, effective November 16, 2020. In recognition of his services, Mr. Bosco is entitled to receive (i) an annualized salary of $225,000 and (ii) upon achieving certain performance-based objective determined by the CEO and Compensation Committee, an RSU bonus up to an amount equivalent to $67,500 and (iii) discretionary bonuses determined by the CEO and Compensation Committee and approved by the Board. The agreement is attached hereto as exhibit 10.3 and is incorporated herein by reference.

Beginning on December 1, 2020 the Company began leasing its property located at 2451 NW 28th Avenue, Portland OR 97210 to Humboldt Street Collective, LLC (“Humboldt”) for a monthly fee of $4,734 for an initial lease term of 59 months. This lease arrangement been accounted for pursuant to (ASU) No. 2016-02, "Leases (Topic 842)". The Company presents property revenues as other income. The agreement is attached hereto as exhibit 10.4 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit	Description

10.1	Multi-Tenant Net Lease dated October 1, 2020 between Humboldt Street Collective, LLC and SCHMITT INDUSTRIES, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed to Exhibit with SEC on October 30, 2020.)

10.2*	Chief Executive Officer Agreement dated September 30, 2020 between SCHMITT INDUSTRIES, Inc. and Michael R. Zapata.(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with SEC on October 30, 2020.)

10.3*	Chief Financial Office Agreement dated November 16, 2020 between SCHMITT INDUSTRIES, Inc. and Philip Bosco.

10.4**	Multi-Tenant Net Lease dated December 1, 2020 between Humboldt Street Collective, LLC and SCHMITT INDUSTRIES, Inc.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Constitutes management compensatory agreement.
**	Exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted schedules and similar attachments to the SEC upon its request.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	January 14, 2021	/s/ Philip Bosco
Philip Bosco, Chief Financial Officer