Form 10-Q
period 2021-02-28
SCHMITT INDUSTRIES INC
filed 2021-04-22
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2021

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 001-38964

  SCHMITT INDUSTRIES, INC.

Oregon	93-1151989
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

2765 N.W. Nicolai Street
Portland, Oregon 97210
(Address of Principal Executive Offices) (Zip Code)

(503) 227-7908

(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - no par value	SMIT	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of each class of common stock outstanding as of March 31, 2021

Common stock, no par value	3,775,334

  SCHMITT INDUSTRIES, INC.

 Part I - FINANCIAL INFORMATION

 Item 1: Financial Statements

     SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2021	May 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$3,600,230	$10,146,531
Restricted cash	566,134	420,000
Accounts receivable, net	956,871	574,926
Inventories	2,004,469	1,059,357
Prepaid expenses	99,927	60,674
Income taxes receivable	31,502	—
Total current assets	7,259,133	12,261,488
Leasehold assets	10,691,336	—
Property and equipment, net	2,176,308	486,789
Property and equipment held for sale, net	174,847	165,347
Leasehold, utilities, and ERP deposits	398,474	—
Deposits on capital improvements to factory	417,794	—
Other assets
Intangible assets, net	1,315,174	287,602
TOTAL ASSETS	$22,433,066	$13,201,226

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$744,249	$267,660
Accrued commissions	110,229	41,450
Accrued payroll liabilities	272,213	86,372
Accrued liabilities	578,158	265,349
Customer deposits and prepayments	101,495	12,239
Other accrued liabilities	376,588	587,492
Income taxes payable	—	47,462
Current portion of long-term lease liabilities	942,058	—
Current portion of PPP loan	317,621	—
Total current liabilities	3,442,611	1,308,024
Long-term debt, net current portion	1,477,459	—
Long-term leasehold liabilities	10,345,466	—
Long-term deferred tax liability	46,934	—
Total liabilities	15,312,470	1,308,024
Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 3,775,334 shares issued and outstanding at February 28, 2021 and 3,784,554 shares issued and outstanding at May 31, 2020	12,120,307	12,257,306
Accumulated deficit	(4,999,711)	(364,104)
Total stockholders' equity	7,120,596	11,893,202
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,433,066	$13,201,226

See accompanying notes to condensed consolidated financial statements

   SCHMITT INDUSTRIES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	Three Months Ended February 28,		Nine Months Ended February 28,
	2021	2020	2021	2020
Net sales	$1,668,444	$1,094,967	$5,205,641	$3,222,846
Cost of revenue	837,254	491,346	2,804,694	1,752,116
Gross profit	831,190	603,621	2,400,947	1,470,730
Operating expenses
General, administrative and sales	3,313,918	1,011,414	8,492,150	2,785,816
Transaction costs	—	—	125,167	—
Research and development	21,732	23,908	57,062	32,371
Total operating expenses	3,335,650	1,035,322	8,674,379	2,818,187
Operating loss	(2,504,460)	(431,701)	(6,273,432)	(1,347,457)
Bargain purchase gain	(2,277)	—	1,187,235	—
Other income (expense), net	85,303	187,218	45,923	196,941
Loss before income taxes	(2,421,434)	(244,483)	(5,040,274)	(1,150,516)
Income tax provision (benefit) from continuing operations	(1,637)	(4,206)	(404,667)	(12,035)
Net loss from continuing operations	(2,419,797)	(240,277)	(4,635,607)	(1,138,481)
Income from discontinued operations, net of tax	—	109,107	—	5,695,137
Net income (loss)	$(2,419,797)	$(131,170)	$(4,635,607)	$4,556,656
Net loss per common share from continuing operations:
Basic	$(0.64)	$(0.06)	$(1.23)	$(0.29)
Weighted average number of common shares, basic	3,764,536	3,858,287	3,759,639	3,992,664
Diluted	$(0.64)	$(0.06)	(1.23)	$(0.29)
Weighted average number of common shares, diluted	3,764,536	3,858,287	3,759,639	3,992,664
Net income per common share from discontinued operations:
Basic	$—	$0.03	—	$1.43
Weighted average number of common shares, basic	3,764,536	3,858,287	3,759,639	3,992,664
Diluted	$—	$0.03	—	$1.43
Weighted average number of common shares, diluted	3,764,536	3,858,287	3,759,639	3,992,664
Net income (loss) per common share:
Basic	$(0.64)	$(0.03)	(1.23)	$1.14
Weighted average number of common shares, basic	3,764,536	3,858,287	3,759,639	3,992,664
Diluted	$(0.64)	$(0.03)	(1.23)	$1.14
Weighted average number of common shares, diluted	3,764,536	3,858,287	3,759,639	3,992,664
Comprehensive income (loss)
Net income (loss)	$(2,419,797)	$(131,170)	$(4,635,607)	$4,556,656
Foreign currency translation adjustment	—	—	—	527,827
Total comprehensive income	$(2,419,797)	$(131,170)	$(4,635,607)	$5,084,483

See accompanying notes to condensed consolidated financial statements

     SCHMITT INDUSTRIES, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	Nine Months Ended February 28,
	2021	2020
Cash flows relating to operating activities
Net income (loss)	$(4,635,607)	$4,556,656
Pre-tax (earnings) from discontinued operations		(539,692)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bargain purchase gain	(1,187,235)	—
Depreciation and amortization	307,732	121,080
Gain on disposal of property and equipment	(7,567)	65,020
Stock-based compensation	163,493	326,724
Deferred income taxes	(406,304)	—
Non-cash lease costs	596,188	—
Gain on sale of discontinued operations before income taxes	—	(5,243,865)
(Increase) decrease in:
Accounts receivable, net	(381,945)	(14,565)
Inventories	(313,012)	184,048
Prepaid expenses	(39,253)	10,241
Rent, Utility Deposits, & ERP Deposits	(173,294)	—
Deposits on capital improvements to factory	(417,794)	—
Increase (decrease) in:
Accounts payable	476,589	175,260
Accrued liabilities and customer deposits	439,068	440,820
Income taxes payable	(78,964)	62,297
Net cash provided by (used in) operating activities - continuing operations	(5,657,905)	144,024
Net cash provided by operating activities - discontinued operations	—	257,453
Net cash provided by (used in) operating activities - total	$(5,657,905)	$401,477
Cash flows relating to investing activities
Acquisition of Ample Hills	$(1,713,404)	$—
Purchases of property and equipment	(510,321)	(28,256)
Proceeds from the sale of property and equipment	35,500	12,000
Proceeds form the sale of net assets of discontinued operations	—	10,426,589
Net cash provided by (used in) investing activities - continuing operations	(2,188,225)	10,410,333
Net cash provided by (used in) investing activities - discontinued operations	—	(12,693)
Net cash provided by (used in) investing activities - total	$(2,188,225)	$10,397,640
Cash flows relating to financing activities
Proceeds from Paycheck Protection Program	$2,059,556	$—
Repayments on Paycheck Protection Program	(264,476)	—
Payments on short-term borrowing	(48,625)	(49,371)
Repurchase of common stock	(300,492)	(1,333,399)
Common stock issued on exercise of stock options	—	8,500
Net cash provided by (used in) financing activities	1,445,963	(1,374,270)
Effect of foreign exchange translation on cash	—	71,973
Increase (decrease) in cash, cash equivalents, and restricted cash	(6,400,167)	9,496,820
Cash, cash equivalents and restricted cash, beginning of period	10,566,531	1,467,435
Cash, cash equivalents and restricted cash, end of period	$4,166,364	$10,964,255
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$80,600	$4,289
Cash paid during the period for interest	$616	$2,435

The accompanying notes are an integral part of these financial statements.

     SCHMITT INDUSTRIES, INC.

Condensed Consolidated Statement of Changes in Stockholders' Equity

(UNAUDITED)

For the Nine Months Ended February 28, 2021 and February 29, 2020

			Accumulated
			other
			comprehensive	Accumulated
	Shares	Amount	income (loss)	deficit	Total
Balance, May 31, 2020	3,784,554	$12,257,306	$—	(364,104)	$11,893,202
Share repurchases	(72,101)	(234,517)	—	—	(234,517)
Shares issued to directors and officers upon vesting of RSUs	77,281	—	—	—	—
Stock-based compensation	—	163,493	—	—	163,493
Repurchase of restricted stock units	(14,400)	(65,975)	—	—	(65,975)
Net income	—	—	—	(4,635,607)	(4,635,607)
Balance, February 28, 2021	3,775,334	$12,120,307	$—	$(4,999,711)	$7,120,596

			Accumulated
			other
			comprehensive	Accumulated
	Shares	Amount	income (loss)	deficit	Total
Balance, May 31, 2019	4,032,878	$13,245,439	$(527,827)	(4,244,679)	$8,472,933
Share repurchases	(412,422)	(1,333,399)	—	—	(1,333,399)
Shares issued to directors and officers upon vesting of RSUs	—	326,724	—	—	326,724
Exercise of stock options	33,166	8,500	—	—	8,500
Restricted stock units exercised	129,863	—	—	—	—
Other comprehensive income			527,827		527,827
Net income	—	—	—	4,556,656	4,556,656
Balance, February 28, 2020	3,783,485	$12,247,264	$—	$311,977	$12,559,241

See accompanying notes to condensed consolidated financial statements

     SCHMITT INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of Schmitt Industries, Inc. (the "Company", "Schmitt", "we" or "our"), the accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2021 and its results of operations and its cash flows for the periods presented. The condensed consolidated balance sheet at May 31, 2020 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2020. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2021.

Principles of Consolidation

These condensed consolidated financial statements include those of the Company and its wholly owned subsidiaries: Ample Hills Acquisition, LLC and Schmitt Measurement Systems, Inc.. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated condensed financial statements.

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

The Company's strategy includes utilizing its capital for value opportunities. Accordingly, the primary purpose of the Ample Hills acquisition was to capitalize on this strategy by purchasing a business with a good brand name, which in light of the price we paid in bankruptcy, could have a significant upside. The Transactions were funded by the Company with cash on hand and has been accounted for in accordance with ASC 805 - Business Combinations. ASC-805 requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired and liabilities assumed, using the bottom up approach, to estimate their value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets is to be recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recorded as a bargain purchase gain. Our estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill or bargain purchase gain, as appropriate, in the period in which such revised estimates are identified.

Revenue Recognition

The Company generates revenues from the following sources: (i) retail restaurant sales, (ii) factory sales, (iii) measurement product sales, and (iv) remote tank monitoring services.

Retail Restaurant Sales, net

The Company's generates revenues from retail restaurant sales to its end-user customers at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales tax is collected from customers and remitted to governmental authorities and is presented on a net basis within revenue in our consolidated and combined statements of operations.

Factory Sales, net

The Company generates revenues from sales from its Brooklyn, New York factory, including wholesale, e-commerce, direct-to-consumer, and manufacturing production sales for third parties. These revenues are recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms are typically 30 days from the date control over the product is transferred to the customer.

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

The Company incurs commissions associated with the sales of certain products, which are accrued and expensed at the time the product is shipped. These amounts are recorded within general, administrative and sales expense. The Company also incurs costs related to shipping and handling of its products, the costs of which are expensed as incurred as a component of cost of sales. Shipping and handling fees billed to customers, which are recognized at the time of shipment as a component of net revenues, were $5,380 and $21,066 for the nine months ended February 28, 2021 and February 29, 2020, respectively.

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

Customer deposits and prepayments

The Company defers revenue recognition of revenues in instances where consideration is received from customers in advance of the Company completing its obligations in exchange for such consideration. As of February 28, 2021 and May 31, 2020, significant contract balances were as follows:

	February 28, 2021	May 31, 2020
Contract Liabilities:
Customer deposits, current	$63,896	$12,239
Gift card liabilities, current	37,599	—
Total customer deposits and prepayments	$101,495	$12,239

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheets as of February 28, 2021 and May 31, 2020 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the three months ended February 28, 2021:

	February 28, 2021	May 31, 2020
Cash and cash equivalents	$3,600,230	$10,146,531
Restricted cash	566,134	420,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$4,166,364	$10,566,531

Accounts Receivable

The Company maintains credit limits for all customers based upon several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable aging reports, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company's domestic and international customers. In the event there is doubt about whether a customer account is collectible, a reserve is provided. If these analyses lead management to the conclusion that a customer account is uncollectible, the balance will be directly charged to bad debt expense. The allowance for doubtful accounts was $94,007 and $103,029 as of February 28, 2021 and May 31, 2020, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of February 28, 2021 and May 31, 2020 inventories consisted of:

	February 28, 2021	May 31, 2020
Raw materials	$1,026,515	$154,293
Work-in-process	79,809	525,615
Finished goods	898,144	379,449
Total inventories	$2,004,469	$1,059,357

Property and Equipment

Property and equipment are stated at cost, less depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; three years for vehicles; the lesser of the useful life or the remaining lease term for leasehold improvements; and twenty-five years for buildings. Expenditures for maintenance and repairs are charged to expense as incurred. As of February 28, 2021 and May 31, 2020, property and equipment consisted of:

	February 28, 2021	May 31, 2020
Land	$159,000	$159,000
Buildings and improvements	2,814,299	1,612,003
Funiture, fixtures, equipment, and vehicle	1,100,187	396,264
	$4,284,774	$2,167,267
Less accumulated depreciation	(1,897,178)	(1,680,478)
Total property and equipment	$2,176,308	$486,789

Assets Held for Sale

The Company owns a two story 35,050 sq. foot building in industrial zoning that has been listed for sale. Assets held for sale are stated at the lower of cost less depreciation or expected net realizable value. Depreciation is computed using the straight-line method over estimated useful lives of 25 years for building improvements. Expenditures for maintenance and repairs are charged to expense as incurred. As of February 28, 2021 and May 31, 2020, assets held for sale consisted of:

	February 28, 2021	May 30, 2020
Land	$140,000	$140,000
Buildings and Improvements	246,135	235,502
	$386,135	$375,502
Less accumulated depreciation	(211,288)	(210,155)
Carrying Value	$174,847	$165,347

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

Bargain Purchase Gain

In connection with the acquisition of Ample Hills during the quarter ended August 31, 2020 the Company recorded a bargain purchase gain of $1,271,615 that was recorded as a component of net income. As a result of additional information obtained during the measurement period about the facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments during the nine months ended February 28, 2021 in the amount of $2,277, which resulted in a reduction in the bargain purchase gain for the nine months ended February 28, 2021 to $1,187,235. The adjustment related to additional cure payments made during the quarter and obsolete inventory acquired as part of the acquisition. The bargain purchase gain amount represents the excess of the estimated fair value of the net assets and intangibles, described below, acquired over the estimated fair value of the consideration transferred to the sellers and their landlords. In accordance with ASC 805 - Business Combinations, we have estimated the fair value of the net assets acquired as of the acquisition date.

Intangible Assets

In connection with the acquisition of Ample Hills during the quarter ended August 31, 2020 the Company acquired multiple intangible assets including the names and marks, proprietary recipes, and company website related to the Ample Hills business. The Company has determined that the aggregate fair value of such intangibles upon the closing of the acquisition was $1,117,470. The Company estimated the fair value of these assets utilizing the relief-from-royalty method, for the Proprietary Recipes and Tradename, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. For the website, the Reproduction Cost Approach was used which estimates the cost to replace the website. These assets have been determined to be indefinite-lived and are not amortized, but instead are reviewed for impairment at least annually or more frequently if indicators of impairment exist. As of February 28, 2021 and May 31, 2020, net amortizable intangible assets were $1,315,174 and $287,602, respectively.

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

Stock Options

At February 28, 2021, the Company had outstanding stock options to purchase 22,500 shares of Common Stock all of which are vested and exercisable with a weighted average exercise price of $1.70. As all options outstanding as of February 28, 2021 were fully vested; the Company estimates that $0 will be recorded as additional stock-based compensation expense related to stock options during the year ending May 31, 2021.

Outstanding Options			Exercisable Options
Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number of Shares	Weighted Average Exercise Price
22,500	$1.70	6.10	22,500	$1.70

No stock options were granted, exercised, canceled or expired under the Company's stock-based compensation plans during the nine months ended February 28, 2021.

Restricted Stock Units

Service-based and market-based restricted stock units are granted to key employees and members of the Company's Board of Directors. Service-based restricted stock units generally fully vest on the first anniversary date of the award. Market-based restricted stock units are contingent on continued service and vest based on the 15-day average closing price of the Company's Common Stock equal or exceeding certain targets established by the Compensation Committee of the Board of Directors. No market-based restricted stock units were granted in the nine months ended February 28, 2021.

During the nine months ended February 28, 2021, two tranches of the market-based restricted stock units granted in Fiscal 2020 and Fiscal 2019 vested.

During the nine months ended February 28, 2021, 62,881 service-based restricted stock units were granted.

Restricted stock unit activity under the Company's stock-based compensation plans during the nine months ended February 28, 2021 is summarized as follows:

	Number of Units	Weighted Average Price at Grant Date	Aggregate Intrinsic Value
Non-vested restricted stock units - May 31, 2020	55,147	$3.28	$180,882
Restricted stock units granted	62,881	4.62	290,529
Restricted stock units vested	(83,072)	3.78	(313,976)
Non-vested restricted stock units - February 28, 2021	34,956	$4.50	$157,435

During the nine months ended February 28, 2021, total restricted stock unit compensation expense recognized was $163,493 and has been recorded as general, administration and sales expense in the Consolidated Statements of Operations and Comprehensive Loss. Stock compensation expense related to non-vested restricted stock units with a time vesting condition was $50,048.

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

For the three and nine months ended February 28, 2021, potentially dilutive securities consisted of options to purchase 22,500 shares of Common Stock at $1.70 per share. Of these potentially dilutive securities, all of the shares of Common Stock underlying the options are excluded from the computation of diluted earnings per share because the Company incurred a net loss from continuing operations. In periods when a net loss is incurred in continuing operations, no Common Stock equivalents are included in the calculation of diluted net income or loss from discontinued operations or overall Company net income or loss since they are antidilutive. As such, all stock options outstanding are excluded from the computation of diluted net income in those periods.

Basic weighted average shares for the three and nine months ended February 28, 2021 and February 29, 2020 were as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2021	2020	2021	2020
Weighted average shares (basic)	3,764,536	3,858,287	3,759,639	3,992,664
Effect of dilutive stock options	—	—	—	—
Weighted average shares (diluted)	3,764,536	3,858,287	3,759,639	3,992,664

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

Through February 28, 2021, the Company repurchased 418,051 shares, at an average price of $3.23 per share, under its previously announced $2 million share repurchase plan, which was done in accordance with a 10b5-1 plan.

In addition, on July 20, 2020, the Company concluded its previously announced cash tender offer to purchase up to $2.5 million of the Company's common stock at a price per share not less than $3.00 and not greater than $3.25 per share. The Company accepted for purchase 72,101 shares at a price of $3.25 per share.

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

Other long-term liabilities related to income tax contingencies were $0 as of February 28, 2021 and $0 as of May 31, 2020. Interest and penalties associated with uncertain tax positions are recognized as components of the "Provision for income taxes." The liability for payment of interest and penalties was $0 as of February 28, 2021 and May 31, 2020.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2017 and after are subject to examination.

Effective Tax Rate

The effective tax rate was (0.1%)  and (15.4%) for the three and nine months ended February 28, 2021 respectively. The effective tax rate on consolidated net income for the three and nine months ended February 28, 2021 and February 29, 2020 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance, tax benefit recorded related to the bargain purchase gain and the impact of certain expenses not being deductible for income tax reporting purposes.

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

The lessor commercial agreement contains a 10-year term with a renewal option to extend, which will be considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period, and early termination options based on established terms specific to the individual agreement. Minimum future lease payments receivable are as follows:

Years Ending May 31,
2021	$71,943
2022	291,906
2023	300,666
2024	309,870
2025	319,164
Thereafter	1,557,600
Total undiscounted cash flow	$2,851,149

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

Years ending May 31,
2021	$13,787
2022	55,977
2023	57,656
2024	59,386
2025	61,167
Thereafter	16,671
Total undiscounted cash flow	$264,645

In connection with the July 9, 2020 acquisition of Ample Hills, the Company has multiple real estate leases for its leased stores as well as a manufacturing facility that are recorded as operating leases under various non-cancellable operating leases.

To determine whether a contract is or contains a lease, the Company determines at contract inception whether it contains the right to control the use of an identified asset for a period of time in exchange for consideration to the counterparty in the transaction. If the Company determines that the contract provides the right to obtain substantially all of the economic benefit from the use of the leased asset, as well as the right for the Company to direct the asset's use, the Company recognizes a right-of-use asset and liability upon contract inception. The initial carrying value of the operating lease liability is determined by calculating the present value of future lease payments under the contract. The Company considers the future lease payments under the original terms of the contract and also includes explicitly enumerated renewal periods where management is reasonably certain that such renewal options will be exercised. Our operating leases contain varying terms and expire at various dates through 2030. For the three months ended February 28, 2021 and February 29, 2020 lease expenses under fixed term leases amounted to $400,609 and $0, respectively. For the nine months ended February 28, 2021 and February 29, 2020, lease expenses under fixed term leases amounted to $1,099,993 and $0, respectively.

Certain of our operating leases contain variable lease payments, either in part or in total, related to certain performance targets by the Company at the underlying store locations. These variable leases costs are recognized as incurred in accordance with ASC 842 - Leases.

The Company's future minimum lease payments required under operating leases that have commenced as of February 28, 2021 were as follows:

Fiscal Years Ended May 31,
2021	$285,064
2022	1,457,541
2023	1,714,502
2024	1,720,065
2025	1,694,403
Thereafter	6,549,088
Total lease payments	$13,420,663
Less: imputed interest	(2,133,140)
Present value of lease payments	$11,287,524
less: current lease obligations	(942,058)
Long-term lease obligations	$10,345,466

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

Lease term and discount rates were as follows:

February 28, 2021
Weighted average remaining lease term (years)	7.64
Weighted average discount rate	3.87%

NOTE 7:

CUSTOMER CONCENTRATION

The Company had two customers who exceeded 10% of net revenues for the three months ended February 28, 2021, accounting for 21.1% and 10.9%, respectively. The Company had one customer who accounted for 17.6% of net revenues for the nine months ended February 28, 2021.

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

The following is a composition of the line items constituting income from discontinued operations:

	Three Months Ended,		Nine Months Ended,
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net revenue	$—	$—	$—	$4,343,008
Cost of revenue	—	—	—	2,374,251
Gross profit	—	—	—	1,968,757
Operating expenses:
General, administration and sales	—	—	—	1,252,222
Research and development	—	—	—	35,920
Total operating expenses	—	—	—	1,288,142
Operating income	—	—	—	680,615
Other expense, net	—	—	—	(140,923)
Income before taxes	—	—	—	539,692
Provision for income taxes	—	—	—	7,589
Net income from discontinued operations	$—	$—	$—	$532,103

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

The Company has previously reported segment information between their two identified legacy reportable segments: Balancer and Measurement. As described in Note 8, the Company sold the Dynamic Balance Systems ("SBS") business line on November 22, 2019. This entity composed substantially all of the business activities of the Company's legacy Balancer segment. Subsequent to this sale, management determined that the Company had a single reportable segment (until the aforementioned acquisition of Ample Hills closed during the quarter ended August 31, 2020). The foregoing information presents the balances and activities of only the Measurement segment as of and for the three and nine months ended February 28, 2021 and February 29, 2020.

Segment Information

	Three Months Ended February 28,
	2021		2020
	Ice Cream	Measurement	Ice Cream	Measurement
Net revenue	$621,730	$1,046,714	$—	$1,094,697
Gross margin	$263,355	$567,834	$—	$603,621
Gross margin %	42.4%	54.2%	—	55.1%
Operating income (loss)	$(2,200,003)	$(304,458)	$—	$(431,701)
Depreciation expense	82,480	$10,588	$—	$37,803
Amortization expense	$6,017	$21,562	$—	$11,657
Capital expenditures	$249,012	$2,938	$—	$13,566

	Nine Months Months February 28,
	2021		2020
	Ice Cream*	Measurement	Ice Cream	Measurement
Net revenue	$2,282,139	$2,923,502	$—	$3,222,846
Gross margin	$944,493	$1,456,454	$—	$1,470,730
Gross margin %	41.4%	49.8%	—	45.6%
Operating income (loss)	$(4,901,933)	$(1,371,500)	$—	$(1,345,457)
Depreciation expense	$176,966	$40,868	$—	$78,437
Amortization expense	$16,045	$73,853	$—	$42,643
Capital expenditures	$481,063	$29,258	$—	$28,256

* Ice Cream Segment activity includes activities from the date of acquisition (July 9, 2020) through February 28, 2021.

Segment Assets

	February 28, 2021	May 31, 2020
Segment assets to total assets
Ice Cream	$10,982,933	$—
Measurement	2,450,195	2,251,090
Corporate assets	8,999,948	10,950,136
Total assets	$22,433,066	$13,201,226

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

In accordance with ASC 805 - Business Combinations, the Company has recognized the assets and liabilities of Ample Hills at fair value with the excess of such values over the fair value of consideration transferred to the seller presented as a bargain purchase gain recognized on the accompanying condensed consolidated statement of operations during the nine months ended February 28, 2021. The foregoing amounts reflect our current estimates of fair value as of the July 9, 2020 acquisition date.

The following table summarizes the Company's preliminary fair value of the assets acquired, and liabilities assumed, as of July 9, 2020, for the Company's acquisition of Ample Hills.

Purchase Price
Cash paid to sellers	$1,000,000
Cash paid for cure costs	713,404
Total Purchase Price	$1,713,404

Purchase Price Allocation
Assets Acquired
Right-of-use operating lease assets	10,645,098
Website	26,601
Tradename and trademarks	938,863
Proprietary Recipes	152,006
Security deposits	225,180
Machinery and equipment	581,616
Leasehold improvements	852,848
Inventory	632,100
Total Assets Acquired	$14,054,312

Liabilities Assumed
Right-of-use operating lease liabilities	10,645,098
Deferred Tax Liability	453,238
Customer Deposits	20,204
Gift card liabilities	35,133
Total Liabilities Assumed	$11,153,673
Net Assets Acquired	2,900,639
Gain on bargain purchase	$1,187,235

As a result of additional information obtained during the measurement period about the facts and circumstances that existed as of the acquisition date, the Company recorded a measurement period adjustment during the three months ended November 30, 2020 in the amount of $2,277, which resulted in a reduction in the bargain purchase gain for the nine months ended February 28, 2021 to $1,187,235. The purchase price allocation will be finalized as soon as practicable within the measurement period, but no later than one year following the acquisition date.

Ample Hills was a privately held company that was acquired out of bankruptcy. Management has performed a thorough evaluation of the pre-bankruptcy books and found the records to not be auditable. Therefore, management has engaged a third party consultant to assist in evaluating alternative means by which to provide historic financial data in future periods.

Further, please reference Note 9 for further details regarding the results of the Ice Cream segment.

NOTE 11:

INTANGIBLE ASSETS

Tradenames, Trademarks, Recipes and the Company website

In connection with the acquisition of Ample Hills during the nine months ended February 28, 2021 the Company acquired multiple intangible assets including the names and marks, proprietary recipes, and company website related to the Ample Hills business. The Company has determined that the aggregate fair value of such tradenames upon the closing of the acquisition was $1,117,470. The Company estimated the fair value of these assets utilizing the relief-from-royalty method, for the Proprietary Recipes and Tradename, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. For the website, the Reproduction Cost Approach was used which estimates the cost to replace the website. These assets have been determined to be indefinite-lived and are not amortized, but instead are reviewed for impairment at least annually or more frequently if indicators of impairment exist.

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

	February 28, 2021	May 31, 2020
Paycheck Protection Program Loan Balance
Current	317,621	—
Long-term	1,477,459	—
Total Paycheck Protection Program Loan Balance	1,795,080	—

The Loans were granted on July 30, 2020, under two notes payable (the "Notes"). The note payable issued by Schmitt was dated July 30, 2020 and the note payable issued by Ample Hills was dated July 30, 2020. The Notes mature five years from the date of issuance and bear interest annually at 1.0%. Principal and accrued interest are payable monthly through the maturity date, commencing on July 30, 2020 and July 30, 2020 for the Notes issued by Schmitt and Ample Hills, respectively, unless forgiven as described below. The Notes may be prepaid at any time prior to maturity with no prepayment penalties. Loan proceeds may be used only to retain workers and maintain payroll or make mortgage payments, lease payments, and utility payments. The Company intends to use the funds for eligible purposes, including the re-hiring of Ample Hills's work force, and seek forgiveness of the balance of the loans.

Forgiveness of the Loans is only available for principal that is used for the limited purposes that qualify for forgiveness under the requirements of the United States Small Business Administration ("SBA"). To obtain forgiveness, the Company must request it, provide documentation in accordance with the SBA requirements, and certify that the amounts requested to be forgiven qualify under those requirements. There is no guarantee that the Loan will be forgiven by the SBA and therefore the Company has recorded $1.8 million as a loan payable on the February 28, 2021 condensed consolidated balance sheet. Of this amount, $0.3 million has been recorded as a current liability to reflect the amount due within twelve months from the balance sheet.

NOTE 13:

OUT-OF-PERIOD ADJUSTMENT

During the current quarter, the Company recorded an out-of-period adjustment that affected the condensed consolidated balance sheet as of February 28, 2021 and the consolidated statement of operations and comprehensive income (loss) and the condensed consolidated statement of changes in stockholders’ equity for the periods then ended.  The adjustment related to the manner in which the Company was accounting for market-based stock-based compensation.  The impact of this adjustment resulted in a decrease of stock-based compensation of approximately $243,187 for the three months ended February 28, 2021 and $243,187 for the nine months ended February 28, 2021.  The Company also recorded a decrease in additional paid-in-capital of $243,187 as of February 28, 2021.  Management has evaluated the impact of this out-of-period adjustment and has concluded that it is not material to any current or previously reported quarterly or annual consolidated financial statements.

NOTE 14:

SUBSEQUENT EVENTS

On April 6, 2021, Ample Hills Acquisition received loan proceeds in the amount of $2,000,000 from the Second Draw PPP Loan. The Loan constitutes a Second Draw PPP Loan made pursuant to Section 7(a)(37) of the Small Business Act (15 U.S.C. 636(a)(37)), as amended from time to time (the “Second Draw PPP Legislation”) and applicable provisions of the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act ((a) as amended by each of (i) the Paycheck Protection Program and Health Care Enhancement Act, (ii) the Paycheck Protection Program Flexibility Act of 2020, (iii) the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, (iv) Title V of the American Rescue Plan Act of 2021, and (v) the PPP Extension Act of 2021, and (b) as otherwise amended from time to time, the “CARES Act PPP Provisions” and, together with the Second Draw PPP Legislation, collectively, “PPP Legislation”; the PPP Legislation, together with all rules, regulations and guidance issued by the SBA with respect thereto from time to time, is referred to herein as the “PPP Guidance”).

The Loan was granted on April 6, 2021, under a note payable (the "Note"). The Note matures five years from the date of issuance and bear interest annually at 1.0%. Interest is accruing monthly, commencing on April 6, 2021. The Notes may be prepaid at any time prior to maturity with no prepayment penalties. Loan proceeds may be used only to retain workers and maintain payroll or make mortgage payments, lease payments, and utility payments. The Company intends to use the funds for eligible purposes, including the re-hiring of Ample Hills's work force, and seek forgiveness of the balance of the loans.

Forgiveness of the Loans is only available for principal that is used for the limited purposes that qualify for forgiveness under the requirements of the United States Small Business Administration ("SBA"). To obtain forgiveness, Ample Hills must request it, provide documentation in accordance with the SBA requirements, and certify that the amounts requested to be forgiven qualify under those requirements. There is no guarantee that the Loan will be forgiven by the SBA and therefore the Company has recorded $2.0 million as a loan payable in the fourth quarter of fiscal year 2021.

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

Highlights of the Three and Nine Months Ended February 28, 2021 and February 29, 2020

	Three Months Ended						Nine Months Ended
	February 28,				YoY Change		February 28,				YoY Change
	2021		2020		$	%	2021		2020		$	%
Ice Cream revenue	$621,730	37.3%	$—	0.0%	$621,730	100.0%	$2,282,139	43.8%	$—	0.0%	$2,282,139	100.0%
Measurement revenue	1,046,714	62.7%	1,094,967	100.0%	(48,253)	-4.4%	2,923,502	56.2%	3,222,846	100.0%	(299,344)	-9.3%
Total net revenue	$1,668,444	100.0%	$1,094,967	100.0%	$573,477	52.4%	$5,205,641	100.0%	$3,222,846	100.0%	$1,982,795	61.5%
Cost of revenue	837,254	50.2%	491,346	44.9%	345,908	70.4%	2,804,694	53.9%	1,752,116	54.4%	1,052,578	60.1%
Gross profit	$831,190	49.8%	$603,621	55.1%	$227,569	37.7%	$2,400,947	46.1%	$1,470,730	45.6%	$930,217	63.2%
Operating expenses:
General, administration and sales	$3,313,918	198.6%	$1,011,414	92.4%	$2,302,504	227.7%	$8,492,150	163.1%	$2,785,816	86.4%	$5,706,334	204.8%
Transaction Costs	—	0.0%	—	0.0%	—	0.0%	125,167	2.4%	—	0.0%	125,167	100.0%
Research and development	21,732	1.3%	23,908	2.2%	(2,176)	-9.1%	57,062	1.1%	32,371	1.0%	24,691	76.3%
Total operating expenses	3,335,650	199.9%	1,035,322	94.6%	2,300,328	222.2%	8,674,379	166.6%	2,818,187	87.4%	5,856,192	207.8%
Operating income (loss)	$(2,504,460)	-150.1%	$(431,701)	-39.4%	$(2,072,759)	480.1%	$(6,273,432)	-120.5%	$(1,347,457)	-41.8%	$(4,925,975)	365.6%
Other income (expense), net	85,303	5.1%	187,218	17.1%	(101,915)	-54.4%	45,923	0.9%	196,941	6.1%	(151,018)	-76.7%
Bargain Purchase Gain	(2,277)	-0.1%	—	0.0%	(2,277)	-100.0%	1,187,235	22.8%	—	0.0%	1,187,235	100.0%
Income (loss) before income taxes	$(2,421,434)	-145.1%	$(244,483)	-22.3%	$(2,176,951)	890.4%	$(5,040,274)	-96.8%	$(1,150,516)	-35.7%	$(3,889,758)	338.1%
Provision for income taxes	(1,637)	-0.1%	(4,206)	-0.4%	2,569	-61.1%	(404,667)	-7.8%	(12,035)	-0.4%	(392,632)	3262.4%
Net income (loss)	$(2,419,797)	-145.0%	$(240,277)	-21.9%	$(2,179,520)	907.1%	$(4,635,607)	-89.0%	$(1,138,481)	-35.3%	$(3,497,126)	307.2%

•	Consolidated revenues increased $573,477, or 52.4%, and $1,982,795, or 61.5%, for the three months and nine ended February 28, 2021 as compared to fiscal year 2020. The increase was driven by the new ice cream segment acquired in July of 2020 which generated revenues of $621,730 and $2,282,139 for the three and nine-months ended February 28, 2021, accounting for 37.3% and 43.8% of total revenue for the three and nine month periods, respectively.
•	Gross margin decreased 5.3% and increased 0.5% for the three and nine months ended February 28, 2021, respectively as compared to the three and nine months ended February 29, 2020.
•	Operating expenses increased $2,300,328, or 222.2%, to $3,335,650 for the three months ended February 28, 2021 as compared to fiscal year 2020. The increase was primarily due to the inclusion of the Ample Hills business, along with increased stock compensation, professional fees, build out of Xact monitoring tool, ERP development and computer services.
•	Net loss from continuing operations was ($2,419,797), or ($0.64), per fully diluted share, for the three months ended February 28, 2021 compared to net loss from continuing operations of ($240,277) or ($0.06) per fully diluted share, for the three months ended February 29, 2020. Net loss from continuing operations was ($4,635,607), or ($1.23), per fully diluted share, for the nine months ended February 28, 2021 compared to net loss from continuing operations of ($1,138,481) or ($0.29) per fully diluted share, for the nine months ended February 29, 2020. Net income for the three months ended November 30, 2019 includes a $5,117,005 gain, net of tax, associated with the sale of the net assets for the SBS business. Net income for the nine months ended November 30, 2020 includes a $1,187,235 bargain purchase gain as a result of the acquisition of Ample Hills.
•	There was a significant increase in capital expenditures tied to the factory improvements and build out at our new Brooklyn location. Capital expenditures for the nine months ended February 28, 2021 were $510,321, compared to $28,256 in the same period of fiscal 2020.

Critical Accounting Policies

The Company's critical accounting policies are disclosed in its Annual Report on Form 10-K for the year ended May 31, 2020. Subsequent to May 31, 2020, the Company completed its acquisition of Ample Hills. In connection with this acquisition, the Company reports certain financial statement captions that it had not previously and, as such, has included the critical accounting policies associated with such items herein.

Bargain Purchase Gain

In accordance with ASC 805 - Business Combinations, we have estimated the fair value of the net assets acquired as part of our purchase of the Ample Hills business. We have determined that the aggregate fair value of these assets is in excess of the fair value of the consideration transferred to the seller and their landlords. As such, we have recorded a bargain purchase gain for the three and nine months ended February 28, 2021. ASC 805 allows for a measurement period, not to exceed 12 months from the date of acquisition, for filers to compile sufficient information to complete their estimate of the fair value of the net assets acquired. As of February 28, 2021, the Company is still in this measurement period. Any significant adjustments to our estimates of fair value of acquired net assets in future periods could have significant impacts on reported results from such periods.

Tradenames, Trademarks, Recipes and the Company website

The trade names and marks obtained as part of our acquisition of Ample Hills are considered to be indefinite-lived. The Proprietary recipes and website have lives of five and three years, respectively. For the indefinite lived intangibles, the assets are not subject to amortization but are tested annually. We will conduct our annual impairment test on May 31, or earlier if impairment indicators are present. As of February 28, 2021, the Company has not identified any events or circumstances indicating than an acceleration of this impairment test would be necessary.

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

Discussion of Operating Results from Continuing Operations

The Company has previously reported segment information between their two identified reportable segments: Balancer and Measurement. As described in the accompanying condensed consolidated financial statements, the Company sold the Dynamic Balance Systems ("SBS") business line on November 22, 2020. This entity composed substantially all of the business activities of the Company's legacy Balancer segment. Subsequent to this sale, Management determined that the Company had a single reportable segment (until the acquisition of Ample Hills closed during the quarter ended August 31, 2020). The foregoing information presents the balances and activities of the Measurement segment as of and for the three and nine months ended February 28, 2021 as balances and activities of the newly identified Ice Cream Segment.

Consolidated Revenue- Consolidated revenue increased $573,477 or 52.4%, to $1,668,644 for the three months ended February 28, 2021 from $1,094,967 for the three months ended February 29, 2020. Consolidated revenue increased $1,982,795 or 61.5%, to $5,205,641 for the nine months ended February 28, 2021 from $3,222,846 for the nine months ended February 29, 2020. The decrease in the Measurement Segment was offset by revenues in the newly identified Ice Cream Segment for the period from the acquisition of Ample Hills (July 9, 2020) through February 28, 2021.

Ice Cream Segment - The Ice Cream Segment encompasses the operations of Ample Hills Acquisition, LLC and focuses on the wholesale and retail sales of ice cream and related products through a network of 10 individual retail locations located in New York, New Jersey and California.

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

Measurement Segment revenue decreased $48,253, or 4.4%, to $1,046,714 for the three months ended February 28, 2021 as compared to $1,094,967 for the three months ended February 29, 2020. The decrease is primarily driven by a decrease in Acuity and Xact product revenue of $48,029 and $36,910, respectively. The decline was offset by an increase in Xact monitoring revenue of $36,893, or 9.4%. Measurement Segment revenue decreased $299,344, or 9.3%, to $2,923,502 for the nine months ended February 28, 2021 as compared to $3,222,846 for the nine months ended February 29, 2020. The decrease is driven by a decrease in Acuity and Xact product revenue of $161,465 and $157,880, respectively. The decline was offset by an increase in Xact monitoring revenue of $96,648, or 8.5%, for the nine months ended February 28, 2021 as the Company's installed base of monitoring devices continues to grow.

Revenue by product line for the Measurement Segment for the three months and nine months ended February 28, 2021 and February 29, 2020 respectively, were as follows:

	Three Months Ended February 28,		YoY Change
	2021	2020	$	%
Acuity revenue	$479,613	$527,642	$(48,029)	-9.1%
Xact - product revenue	138,530	175,440	(36,910)	-21.0%
Xact - monitoring revenue	428,571	391,678	36,893	9.4%
Total Measurement segment revenue - current product lines	$1,046,714	$1,094,760	$(48,046)	-4.4%
Total Measurement segment revenue - discontinued product lines	—	207	(207)	-100.0%
Total Measurement segment revenue	1,046,714	1,094,967	(48,253)	-4.4%

	Nine Months Ended February 28,		YoY Change
	2021	2020	$	%
Acuity revenue	$1,183,286	$1,344,751	$(161,465)	-12.0%
Xact - product revenue	445,934	603,814	(157,880)	-26.1%
Xact - monitoring revenue	1,237,142	1,140,494	96,648	8.5%
Total Measurement segment revenue - current product lines	$2,866,362	$3,089,059	$(222,697)	-7.2%
Total Measurement segment revenue - discontinued product lines	57,140	133,787	(76,647)	-57.3%
Total Measurement segment revenue	$2,923,502	$3,222,846	$(299,344)	-9.3%

Gross Margin - Ice Cream Segment gross margin was 42.4% and 41.4% for the three and nine month period ended February 28, 2021. As the Company continues to manage the day-to-day operations of the business and as capital improvements are placed into service, we expect to be able to identify opportunities to drive additional revenue and volume through our factory, which will improve gross margin. Measurement Segment gross margin for the nine months ended February 28, 2021 increased 4.2% to 49.8% as compared to 45.6% for the nine months ended February 29, 2020.

Operating Expenses – For the three and nine month period ended February 28, 2021, operating expenses increased $2,300,328 and $5,856,192 as compared to the comparative periods in fiscal year 2020. This is primarily driven by the new Ice Cream Segment, which had operating expenses of $2,463,358 and $5,846,426 for the three and nine month periods ended February 28, 2021, respectively, and accounted for 73.8% and 67.4% total operating expenses for the three and nine month periods. Results from this segment are entirely attributable to our Ample Hills business, which was acquired on July 9, 2020.

Measurement Segment operating expenses decreased $163,030, or (15.7%), to $872,292 for the three months ended February 28, 2021 from $1,035,322 for the three months ended February 29, 2020. Measurement Segment operating expenses increased $9,766, or 0.3%, to $2,827,953 for the nine months ended February 28, 2021 from $2,818,187 for the nine months ended February 29, 2020. The increase in operating expenses for the nine months ended February 28, 2021 is primarily due to increased stock-based compensation, professional fees, and investments to develop our new ERP system and to invest in our Xact tank monitoring business. Additionally, corporate payroll expenses increased due to the hiring of a new CFO and the CEO transitioning to payroll in the nine months ended February 28, 2021.

Bargain Purchase Gain - In connection with the acquisition of Ample Hills during the quarter ended August 31, 2020 the Company recorded a bargain purchase gain of $1,271,615 that was recorded as a component of net income. Adjustments of $82,103 and $2,277 were recorded to the bargain purchase gain for quarters ended November 30, 2020 and February 28, 2021, respectively, reducing the bargain gain for the nine months ended February 28, 2021 to $1,187,235. This amount represents the excess of the estimated fair value of the net assets acquired over the estimated fair value of the consideration transferred to the sellers and their landlords.

Other Income (Expense) - Other income (expense) consists of rental income, interest income, interest expense, foreign currency exchange gain (loss) and other income (expense). Rental income was $81,203 and $254,642 for the three and nine month period ended February 28, 2021 as compared to $0 and $0 for the three and nine month period ended February 29, 2020, respectively.

Interest income was $2,114 and $8,857 respectively for the three and nine months ended February 28, 2021 as compared to $37,614 and $47,928 for the three and nine months ended February 29, 2020. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates. Interest expense was ($5,400) and ($12,854) for the three and nine months ended February 28, 2021 as compared to $0 and $2,435 for the three and nine months ended February 29, 2020, respectively.

During the nine months ended February 28, 2021, management maintained a reserve against escrow cash related to the sale of the SBS business in fiscal year 2020, in the amount of $220,000 to other expenses.

Foreign currency exchange loss was $0 for the three months ended February 28, 2021 as compared to foreign currency exchange loss of $2,041 for the three months ended February 29, 2020. The foreign currency exchange gain and loss fluctuates with the strength of foreign currencies against the U.S. dollar during the respective periods.

Income Taxes  - The effective tax rate for the three months ended February 28, 2021 was (0.1)%, as compared to 1.7% for the three months ended February 29, 2020. The effective tax rate on consolidated net income for the three months ended August 31, 2020 and 2019 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

Net Loss - Net loss from continuing operations was ($2,419,797), or ($0.64) per fully diluted share, for the three months ended February 28, 2021 compared to net loss from continuing operations of ($240,277) or ($0.06) per fully diluted share, for the three months ended February 29, 2020. Net loss from continuing operations was ($4,635,607), or ($1.23) per fully diluted share, for the nine months ended February 28, 2021 compared to net loss from continuing operations of ($1,138,481) or ($0.29) per fully diluted share, for the nine months ended February 29, 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased $7,136,942 to $3,816,522 as of February 28, 2021 as compared to $10,953,464 as of May 31, 2020.

Cash, cash equivalents and restricted cash decreased $6,400,167 to $4,166,364 as of February 28, 2021 from $10,566,531 as of May 31, 2020. Cash used in operating activities totaled $5,657,905 the nine months ended February 28, 2021 as compared to cash provided in operating activities of $401,477 for the nine months ended February 29, 2020. Net loss from continuing operations of $4,635,607 along with the offsetting bargain purchase gain of $1,187,235 primarily impacted the total cash from operating activities for the nine months ended February 28, 2021.

At February 28, 2021, the Company had accounts receivable of $956,871 as compared to $574,926 at May 31, 2020, an increase of $381,945. Inventories increase $945,112 to $2,004,469 as of February 28, 2021 as compared to $1,059,357 at May 31, 2020. At February 28, 2021, total current liabilities increased $2,134,587 to $3,442,611 as compared to $1,308,024 at May 31, 2020. The increase in current liabilities is primarily due to liabilities associated with the acquisition of Ample Hills.

Capital expenditures increased significantly, consistent with the fiscal year 2021 plan, during the nine months ended February 28, 2021. During the nine months ended February 28, 2021 the Company incurred $510,321 in capital expenditure as compared to $28,256 comparative period in fiscal year 2020. The increase in in capital expenditures is primarily due to the equipment upgrade at the Ice Cream segment's factory and retail locations as well as the build-out of the segment's new Long Beach, California and Brooklyn, New York locations.

We believe that our existing cash and cash equivalents combined with the cash we anticipate generating from operating and financing activities will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources. As the Company had a significant reduction in its cash and cash equivalents due to planned capital expenditures, the Company may also seek to generate additional cash, whether the Second Draw PPP Loan is forgiven or otherwise. Such efforts could include the sale of previously disclosed real estate efforts or additional financing. Any subsequent equity financing sought may have dilutive effects on our current shareholders. The Company has no agreements or understandings with respect to the foregoing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of February 28, 2021. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2021 due to the material weaknesses in our internal control over financial reporting described below.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2020, management had concluded that there was a material weakness in internal control over financial reporting due to deficiencies in the design and operation of internal controls over segregation of duties; and ineffective management review over accounting reconciliations for inventory, accrued liabilities, and taxes. We are in the process of remediating the material weakness as of the end of the period covered by this Quarterly Report on Form 10-Q.

During the quarter ended February 28, 2021, management identified additional material weaknesses due to deficiencies in the design of internal controls as follows:

•	The Company has insufficient and imprecise management review controls in the financial close process relating to the accounting for stock based compensation, accounts receivable, accounts payable, inventory, accrued liabilities, income taxes, expense classification, depreciation of property and equipment, and earnings per share, and

•	The Company has insufficient number of qualified accounting personnel governing the financial close and reporting process.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Remediation of Material Weaknesses

Management intends to leverage additional accounting resources, both internal and external, to strengthen the financial close and reporting process so as to more effectively detect such misstatements in a more timely fashion.  The remediation plan includes both management’s assessment and recommendations from independent accounting advisors used in the review process.  This remediation plan is intended to address the identified material weaknesses and enhance our overall control environment.

Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

In the current fiscal year ending May 31, 2021, the Company acquired the Ample Hills business. As of quarter ended February 28, 2021, management has expanded the head count in the accounting and finance department and is in the process of integrating this new business line into the Company's overall internal control environment. Further, management has performed a thorough review of processes and procedures to ensure appropriate segregation of duties are in place to improve the internal control environment. Management anticipates completing these integration efforts by the end of the current fiscal year ending May 31, 2021.

In the quarter ended February 28, 2021, the Company identified an error in its recording of market based stock compensation, and recorded an adjustment to the condensed consolidated balance sheet as of February 28, 2021, the consolidated statement of operations and comprehensive income (loss) and the condensed consolidated statement of changes in stockholders equity for the periods then ended.

Other than the above referenced matter, including those described in the Remediation of Material Weakness section above, there has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

 Part II - OTHER INFORMATION

 Item 1A. Risk Factors

Please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, and to the disclosure relating to material weaknesses due to deficiencies in the design of internal controls under  Item 4 - Controls and Procedures  of this Form 10-Q for the three months ended February 28, 2021, for a listing of factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.”

Item 5. Other Information

On April 6, 2021, Ample Hills Acquisition received loan proceeds in the amount of $2,000,000 from the Second Draw PPP Loan. The Loan constitutes a Second Draw PPP Loan made pursuant to Section 7(a)(37) of the Small Business Act (15 U.S.C. 636(a)(37)), as amended from time to time (the “Second Draw PPP Legislation”) and applicable provisions of the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act ((a) as amended by each of (i) the Paycheck Protection Program and Health Care Enhancement Act, (ii) the Paycheck Protection Program Flexibility Act of 2020, (iii) the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, (iv) Title V of the American Rescue Plan Act of 2021, and (v) the PPP Extension Act of 2021, and (b) as otherwise amended from time to time, the “CARES Act PPP Provisions” and, together with the Second Draw PPP Legislation, collectively, “PPP Legislation”; the PPP Legislation, together with all rules, regulations and guidance issued by the SBA with respect thereto from time to time, is referred to herein as the “PPP Guidance”).

The Loan was granted on April 6, 2021, under a note payable (the "Note"). The Note matures five years from the date of issuance and bear interest annually at 1.0%. Interest is accrued monthly, commencing on April 6, 2021, unless forgiven as described below. The Notes may be prepaid at any time prior to maturity with no prepayment penalties. Loan proceeds may be used only to retain workers and maintain payroll or make mortgage payments, lease payments, and utility payments. The Company intends to use the funds for eligible purposes, including the re-hiring of Ample Hills's work force, and seek forgiveness of the balance of the loans.

Forgiveness of the Loans is only available for principal that is used for the limited purposes that qualify for forgiveness under the requirements of the United States Small Business Administration ("SBA"). To obtain forgiveness, the Company or Ample Hills, as the case may be, must request it, provide documentation in accordance with the SBA requirements, and certify that the amounts requested to be forgiven qualify under those requirements. There is no guarantee that the Loan will be forgiven by the SBA and therefore the Company has recorded $2.0 million as a loan payable in the fourth quarter of fiscal year 2021.

Item 6. Exhibits

Exhibit	Description

3.1

Articles of Amendment to Articles of Incorporation of Schmitt Industries, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2021).

4.1

Amendment to Rights Agreement, dated as of January 25, 2021, between the Corporation and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent. (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2021).

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	April 22, 2021	/s/ Philip Bosco
Philip Bosco, Chief Financial Officer