Form 10-K
period 2021-05-31
SCHMITT INDUSTRIES INC
filed 2021-08-31
CIK 922612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended: May 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from Commission File Number: 001-38964

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the last day of the second fiscal quarter of 2021, the aggregate market value of registrant's common stock held by non-affiliates of the registrant was $20,469,471 based upon the closing price of $5.71 reported for such date on the NASDAQ Capital Market. As of July 31, 2021, the registrant had 3,786,502 outstanding shares of common stock.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

SCHMITT INDUSTRIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MAY 31, 2021

PART I

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this report are forward-looking in nature. Words such as "expects," "anticipates," "intends," "plans," "believes," "sees," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Certain of such risks and uncertainty are discussed in the "Risk Factors" section in Item 1A.

ITEM 1.	BUSINESS

Schmitt Industries Inc. (“Schmitt,” “Company”, “Registrant” and “We”) is a holding company owning subsidiaries engaged in diverse business activities. We purchase companies where we believe we can help operate more effectively to achieve their full potentials. We continually assess strategic opportunities to improve shareholder value.

The Company was originally incorporated under the laws of British Columbia, Canada, in 1984 and was reincorporated under the laws of the State of Oregon in 1995. Schmitt is an ISO 9001 certified company. Schmitt trades on the Nasdaq Composite Index (the “NASDAQ”) under the ticker “SMIT”. Schmitt Industries and Ample Hills, collectively, are referred to as the “Company”, “Schmitt”, “we” or “our” throughout this document.

Schmitt’s operating businesses include propane tank monitoring solutions, precision measurement solutions and ice cream production and distribution. The Company operates as two reportable segments: the Measurement Segment (“SMS”) and the Ice Cream Segment, which is comprised of the recently acquired Ample Hills Creamery.

Schmitt expanded into the food services market on July 9, 2020 by acquiring essentially all the assets of Ample Hills Creamery, a debtor-in-possession under Title 11 of the United States Bankruptcy Code in an arms’ length transaction. On July 9, 2020, Ample Hills Acquisition LLC (“Buyer”), a New York limited liability company and wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Agreement”), dated as of June 29, 2020, with Ample Hills Holdings, Inc., a Delaware corporation, Ample Hills Creamery, Inc., a New York corporation, and their subsidiaries (collectively, “Ample Hills”). The transactions contemplated by the Agreement (the ‘Transactions”) closed on July 9, 2020, the day after a sale order approving the Transactions was entered by the Bankruptcy Court (defined below). The Ample Hills entities were debtors-in-possession under title 11 of the United States Code, 11 U.S.C. § 101 et seq. pursuant to voluntary petitions for relief filed under Chapter 11 of the Bankruptcy Code on March 15, 2020 in the United States Bankruptcy Court for the Eastern District of New York (the “Bankruptcy Court”). The Transactions were conducted through a Bankruptcy Court-supervised process, subject to Bankruptcy Court-approved bidding procedures, approval of the Transactions by the Bankruptcy Court, and the satisfaction of certain closing conditions.

Schmitt Industries Measurement Segment

The Company’s SMS family of products includes the Acuity™ and XactTM product lines. The activities from these product lines comprise the Company’s Measurement Segment. In this segment, the Company’s measurement solutions support a wide range of industries through laser solution products, applications, and tank monitoring products.

Acuity products utilize both triangulation and time-of-flight measurement principles and are known for their speed and accuracy. Acuity products are used in a wide variety of industrial, commercial and research applications. Xact ultrasonic measurement technology monitors the fill levels of propane and other liquid tanks via satellite-connected devices. Together with the Xact gauge reader, Xact systems can detect and communicate fill levels, along with other information such as tank size and configuration, to customers through the Internet of Things (“IoT”) ecosystem using our satellite provider and a secure website. Typical users of Xact systems are bulk propane, diesel, jet fuel suppliers and ammonia users and distributors.

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

In April 2021, Schmitt announced the release of the AR550, Acuity Laser’s newest high speed laser sensor. The AR550 is Acuity’s fastest triangulation device for dimensional and distance measurement. At sampling rates up to 70kHz, these sensors are typically used for applications that demand high speed such as vibration measurements, scanning of roads, vehicle crash tests, and ballistic measurements.

Potential applications of the AR550 include:

•	Scanning of roads – road surfacing, road profiling, road texturing, etc.

•	Vibration measurement – speaker displacement, engine displacement, structural displacement testing

•	Capturing fast events – crash test sensors, environmental/infrastructure testing

•	High speed measurements needed on hot targets

In July 2021, Schmitt announced the release of a new product, the AS2100 Accurate Distance Sensor. Coming from the Company’s long-range sensor group, the AS2100 is an improved replacement product for the now retired AR2000. A highly accurate laser distance sensor, the AS2100 is designed to work well outdoors, in bright lights, and even on difficult hot or dark surfaces. It provides superior accuracy at long ranges. It can measure natural targets up to 100m away and Acuity reflective targets up to 500m away with an accuracy of +/- 1 mm.

Due to the product’s high performing specs and ability to provide accurate measurements on difficult targets, the AR2100 has a wide variety of applications, including:

•	Metal production applications, for example controlling fill level for steel and iron, cut to length applications for steel and aluminum, and dimensional measurements of hot materials.

•	Transportation industry applications, for example, positional measurements during materials handling processes, crane positioning, trolleys and vertical lifts positioning, and flood gate position measurements in dam operations.

•	Process control applications, such as cut to length measurements (steel & lumber industries), diameter and width measurements of rolls (paper & steel), length/width positioning measurements for sorting applications, and more.

•	Fill level measurement applications, such as silo level measurements and controlling the filling and pouring of steel and iron.

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

XACT REMOTE TANK MONITORING SYSTEMS

Xact product line includes satellite focused remote tank monitoring products and related monitoring services for markets in the IoT environment. The products measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services includes transmission of fill data from the tanks via satellite to a secure website for display.

Products and Services

Xact Satellite Remote Tank Monitors include both ultrasonic and gauge reader sensors that provide remote fill level monitoring of propane, diesel and other tank-based liquids for tanks anywhere in the world. The Xact Tank Monitoring Systems are highly dependable, providing the ability to operate in a wide range of environments with temperatures ranging from -40ºC to 60ºC. The Xact systems can be used to monitor tanks as small as 125 gallons (473 liters) and as large as 90,000 gallons (340,686 liters). With Xact, users access timely and accurate remote tank-based data on a consistent schedule or by customized critical fill alarms to optimize inventory management processes.

The three main components to the Xact Tank Monitoring System are as follows:

Tank Sensors - Xact offers two sensors, the Xact Ultrasonic sensor and the Xact Gauge Reader.

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

Satellite Radio Transmitter - The Xact radio transmitter is placed on the top of the tank and is connected by cable to the tank sensor or gauge reader. The transmitter transmits the tank data using the GlobalStar ® satellite network to the secure Xact website. Xact satellite telemetry provides global coverage with no dependence on land lines, cellular networks or Wi-Fi signals, making it a reliable monitoring solution for tanks located anywhere in the world.

Xact Website - The Xact website is a secured location providing controlled access to the tank data for each customer's various tank locations. Customers can access the website to check fill levels and additional information such as temperature, battery status, GPS coordinates and map location. In addition, the data can also be integrated into customer back-office software via an application programming interface. This integration can be automatically directed to a customer's inventory or delivery management system for full automation of the delivery process.

Customers and Markets

Accessing accurate fill level information is essential to effectively manage inventory, improve delivery efficiency, reduce operating costs and increase profitability, and justify capital expenditures for fuel providers. Xact focuses on niche satellite solutions, which separates it from intense competition in the cellular monitoring industry. To reach our customers and fill gaps in cellular monitor customers, Xact partners with select cell providers to provide our Xact solution. Given the Company’s niche market, Xact is well positioned to partner with various providers to offer a full range of solutions.

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

Backlog

Backlog is not a reliable indicator of the Company’s performance. Normally, orders for the Measurement Segment are shipped within one to three weeks after receipt unless the customer requests otherwise.

Manufacturing

The Company uses a variety of sources for the supply of raw materials for its product lines. Essential electronic components, available in large quantities from various suppliers, are assembled as electronic control units under the Company's quality and assembly standards. Company-owned software and firmware are coupled with the electronic components to provide the basis of the Company's various electronic control units. Management believes several supply sources exist for all electronic components and assembly work incorporated into its electronic control systems. Mechanical parts for the Company's products are produced by high quality machine shops. The Company is not dependent on any one supplier of mechanical components. In the event of supply problems, the Company believes that two or three alternatives could be developed within 30 days. The Company is subject to availability and pricing on the various component parts purchased, which has had, and may continue to have, a material impact on operations.

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

The Company's Quality Control Program first received full ISO 9001 certification in 1996. In 2005, the Company received its certification to the newer ISO 9001:2000 requirements and received subsequent recertification and is current as of Fiscal year end 2021 with ISO 9001:2015 requirements.

Business and Marketing Strategy

The Company designs, manufactures and markets all of its products with operations divided into a number of different channels and geographies.

The Measurement Segment uses a variety of methods to market and sell its products. Primarily, the Company’s sales and marketing managers direct the overall worldwide sales and marketing efforts for the Acuity and Xact products, including the employment and management of representatives and distributors in various markets.

Proprietary Technology

The Company's success in the Measurement Segment depends, in part, on its proprietary technology, which the Company protects through patents, copyrights, trademarks, trade secrets and other measures. Several patents, trademarks and copyrights currently protect this proprietary technology.  The Company continues to focus resources on the research and development of new products and improvements and monitors the need to protect these innovations with new patents. While patents provide certain legal rights of enforceability, there can be no assurance the historic legal standards surrounding questions of validity and enforceability will continue to be applied or that current defenses with respect to issued patents will, in fact, be considered substantial in the future. There can be no assurance as to the degree and range of protection any patent will afford and whether patents will be issued or the extent to which the Company may inadvertently infringe upon patents granted to others.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of its Measurement Segment. During the year ended May 31, 2021 (“Fiscal 2021”) and the year ended May 31, 2020 (“Fiscal 2020”), the Company's research and development expenses totaled $83,130 (of which $81,955 was for the Measurement Segment) and $68,849 (all of which was for the Measurement Segment), respectively.

Ice Cream Segment

The Company’s Ice Cream Segment is comprised of Ample Hills. Ample Hills primarily sells artisan ice cream directly to customers at its retail locations, with additional sales by the pint in grocery stores and through the internet on the Company’s website. The Company also sells ice cream cakes, serves ice cream at catering events, and holds a variety of community-building events such as ice cream classes and live comedy and music performances.

Ample Hills revenues are generated through the retail sale of the Company’s ice cream products from 11 separate retail locations in New York, New Jersey and California, as well e-commerce and wholesale sales. The Company’s ice cream manufacturing is conducted in its Brooklyn, New York factory.

Products and Services

The Company manufactures, wholesales and retails ice cream and related products. In February 2021, the Company shut down its facility to significantly upgrade its manufacturing equipment and expand its processing capacity, restarting production in March 2021. The factory produces ice cream for its retail, wholesale, and e-commerce customers. The Company also utilizes available capacity to manufacture ice cream for third parties through co-packing arrangements.

Customers and Markets

The Company sells its ice cream wholesale to a network of resellers, primarily located in the New York metropolitan area and throughout New England. The Company is actively expanding its wholesale footprint into the Mid-Atlantic and West Coast regions. Additionally, customers nationwide can purchase products for home delivery through the Company’s website. These wholesale and e-commerce sales are facilitated through the Company’s Brooklyn, New York production facility and at third party distribution centers located in Harrisburg, Pennsylvania and Reno, Nevada. Additionally, the Company operates a network of 11 separate retail locations throughout New York, New Jersey and California where customers can purchase the Company’s ice cream and ice cream-related products. In May 2021, the Company opened a long-awaited retail location along Prospect Park West in Brooklyn, New York.

Competition

The Company faces intense competition in the ice cream space. There is a large variety of internationally recognized and independently owned brands providing products similar to those of the Company.

Business and Marketing Strategy

The Ice Cream Segment facilitates wholesale activities by actively marketing its products to resellers in the New York metropolitan area. Such activities include accommodation of celebrations by offering four different types of parties, comedy shows, concerts, ice cream classes, ice cream factory tours and various other events. Ample Hills has also built an “interactive ice cream museum” and party rooms that can be rented out and a scoop shop, all of which are located at the Red Hook Factory facility in Brooklyn, New York. Additionally, the Company markets its products for nationwide e-commerce sales.

Manufacturing

The Company is the first company to pasteurize on-site in New York City and is a registered dairy plant. All of the Company’s products are manufactured in its 15,000 square foot Red Hook Factory production facility. The Company chooses the finest products to manufacture their end products and pasteurize the milk, cream, sugar and eggs on-site.

Proprietary Technology

Ample Hills produces ice cream from scratch and by hand at the Company’s 15,000 sq ft Red Hook Factory in Brooklyn, New York. The Company made ice cream history as the first to pasteurize on-site in New York City, which registered the plant as a dairy plant and earned the nickname of “Brooklyn’s freshest.” In addition, the Company bakes its mix-ins for the ice cream and controls every step of the process to create its ice creams in-house using its proprietary technology. The Company has 15 wholesale proprietary recipes and 55 retail proprietary recipes, which were valued at $146,739 and recorded as finite-lived (10 years) intangible assets in conjunction with the acquisition.

Employees

As of May 31, 2021, the Company employed 138 individuals, none of which were covered by a collective bargaining agreement.

ITEM 1A.	RISK FACTORS

General Risk Factors

The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company (see the forward-looking statements disclaimer at the beginning of Part 1, Item 1 in this Report). In addition, the risks and uncertainties described below are not the only ones that the Company faces. Unforeseen risks could arise and problems or issues that the Company now views as minor could become more significant. If the Company was unable to adequately respond to any risks, the Company's business, financial condition or results of operations could be materially adversely affected. In addition, the Company cannot be certain that any actions taken to reduce known or unknown risks and uncertainties will be effective.

General economic conditions and uncertainties may adversely affect the Company's business, operating results and financial condition.

The Company's operations and performance depend significantly on worldwide economic conditions, particularly in the industrial and manufacturing sectors, and their impact on levels of capital spending. Economic factors that could adversely influence demand for the Company's products include uncertainty about global economic conditions leading to reduced levels of investment, reduction in demand for our customers' products, customers' and suppliers' access to credit and the stability of the global financial system, the overall health of our markets, unemployment and other macroeconomic factors generally affecting commercial and industrial spending behavior.

Past distress in the global financial markets and global economy resulted in reduced liquidity and a tightening of credit markets. If these conditions were to reoccur, the Company could experience several potential adverse effects, including the inability of customers to obtain credit to finance purchases of the Company's products, the insolvency of customers resulting in reduced revenues and bad debts, and the insolvency of key suppliers resulting in product development and production delays.

We have incurred significant losses and have an accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.

As of May 31, 2021, we had cash and cash equivalents of $4,032,690 and working capital of $2,947,593. Our primary sources of cash are cash generated from the sale of assets as the Company realigned its operating businesses and Payroll Protection Program (“PPP”).

We incurred a net loss of $8,089,672 for the fiscal year ended May 31, 2021 compared to a net income of $3,880,575 for the fiscal year ended May 31, 2020, and have incurred additional net losses since inception. At May 31, 2021, we had an accumulated deficit of $8,453,776. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline. In addition, to the extent that we continue to incur losses or want to expand our operations, we may need to seek additional financing. There can be no assurance that we will be able to obtain additional financing and any additional financing could be dilutive to our stockholders.

The Company's primary markets are volatile and unpredictable.

The Company's business depends on the demand for our various products in a variety of commercial and industrial markets. In the past, demand for our products in these markets has fluctuated due to a variety of factors, some of which are beyond our control, including: general economic conditions, both domestically and internationally, the timing, number and size of orders from, and shipments to, our customers as well as the relative mix of those orders and variations in the volume of orders for a particular product line in a particular quarter.

Technological advancement and potential competition.

The failure to develop new products or enhance existing products or react to changes in existing technologies could result in decreased revenues and a loss of market share to competitors.

Competition is intense and the Company's failure to compete effectively would adversely affect its business.

The speed with which the Company can identify new applications for the Company's various technologies, develop products to meet those needs and supply commercial quantities at low prices to those new markets are important competitive factors. The principal competitive factors in the Company's markets are product features, performance, reliability and price. Many of the Company's competitors have greater financial, technical, engineering, production and marketing resources than we do. Those competitors with greater resources may, in addition to other things, be able to better withstand periodic downturns, compete more effectively on the basis of price and technology, or more quickly develop enhancements to products that compete with the products we manufacture and market. New companies may enter the markets in which we compete, further increasing competition in those markets. No assurance can be given that the Company will be able to compete effectively in the future, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Changes in the effective tax rate may have an adverse effect on the Company's results of operations.

The Company's future effective tax rate may be adversely affected by a number of factors including: the jurisdictions in which profits are determined to be earned and taxed; the resolution of issues arising from future, potential tax audits with various tax authorities; changes in the share valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretations of such tax laws and changes in generally accepted accounting principles.

Failure to protect intellectual property rights could adversely affect future performance and growth.

Failure to protect existing intellectual property rights may result in the loss of valuable technologies or paying other companies for infringing on their intellectual property rights. The Company relies on patent, trade secret, trademark and copyright law to protect such technologies. There is no assurance any of the Company's U.S. patents will not be invalidated, circumvented, challenged or licensed to other companies.

Failure to protect our technology systems from cybersecurity occurrences may have an adverse effect on the Company's operations.

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

Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and research and development initiatives. Failure to protect existing intellectual property rights may result in the loss of valuable technologies or paying other companies for infringing on their intellectual property rights. The Company relies on patent, trade secret, trademark and copyright law to protect such technologies. There is no assurance any of the Company's U.S. patents will not be invalidated, circumvented, challenged or licensed to other companies.

Changes in securities laws and regulations have increased and could continue to increase Company expenses.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission (“SEC”), have increased and may continue to increase Company expenses as the Company devotes resources to ensure compliance with all applicable laws and regulations. In addition, the NASDAQ Capital Market, on which the Company's common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. The Company may be required to hire additional personnel and use outside legal, accounting and advisory services to address these laws, rules and regulations. The Company also expects these developments to make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and the Company may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, the Company's board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect the Company.

Pandemics or disease outbreaks, such as the current novel coronavirus (“COVID-19”) pandemic may disrupt our business, which could materially affect our operations and results of operations.

Pandemics or disease outbreaks such as the COVID-19 pandemic, have and may continue to impact customer traffic at Company-owned locations, may make it more difficult to staff our Company-owned locations, and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or continue to cause full and partial closures of our affected Company-owned locations, sometimes for prolonged periods of time. The Company has implemented closures, modified hours or reductions in on-site staff, resulting in cancelled shifts for some of the Company employees. These changes and any additional changes may materially adversely affect our business or results of operations, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time. In addition, our operations could be disrupted if any of our employees or employees of the Company's suppliers and business partners were or are suspected of having COVID-19 or other illnesses since this could require the Company, its suppliers or its business partners to quarantine some or all such employees, close and disinfect locations and other facilities or, in the case of our suppliers, delay in delivering the Company's products. If a significant percentage of the Company's workforce, our suppliers and business partners are unable to work, including because of illness, travel or government restrictions in connection with pandemics or disease outbreaks (including the current COVID-19 pandemic), the Company's operations may be negatively impacted, potentially materially adversely affecting the Company's business, liquidity, financial condition or results of operations. Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses has caused and could continue to cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on guest traffic at our locations or the ability to adequately staff locations. The Company could also be adversely affected if government authorities continue to impose restrictions on public gatherings, human interactions, operations of businesses or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Additional regulation or requirements with respect to the compensation of the Company's employees and the employees of our business partners could also have an adverse effect on the Company's business. The implementation of such measures and if COVID-19 or other disease continues to spread significantly, the perceived risk of infection or health risk may adversely affect the Company's business, liquidity, financial condition and results of operations.

Our results of operations could in the future be materially adversely impacted by the COVID-19 pandemic.

The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals' actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand for our products, solutions, and services; our ability to sell and provide our products, solutions, and services, including as a result of travel restrictions and people working from home; the ability of our customers to pay for our products, solutions, and services; and any closures of our and our customers' offices and facilities. Clients may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in the Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to the financial reporting cycle.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our material weaknesses, management concluded that our internal control over financial reporting was not effective. We are actively engaged in a remediation plan designed to address these material weaknesses. Management intends to leverage additional accounting resources, both internal and external, to strengthen the financial close and reporting process so as to more effectively detect such misstatements in a more timely fashion. The remediation plan includes both management’s assessment and recommendations from independent accounting advisors used in the review process. This remediation plan is intended to address the identified material weaknesses and enhance our overall control environment.

If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our Consolidated Financial Statements may contain material misstatements and we could be required to restate our financial results. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

If the Small Business Administration (“SBA”) does not grant forgiveness of our loans under the Paycheck Protection Program (“PPP”), our business operations and cash flow likely will be adversely affected, and we may be limited in our ability to grow our operations until the unforgiven portion of this loan is repaid.

On July 30, 2020, the Company was granted two PPP loans by the SBA (collectively the “First Draw PPP Loan”) under two notes payable dated July 30, 2020 and funds were disbursed on August 3, 2020. On April 6, 2021, the Company was granted the third PPP loan (the “Second Draw PPP Loan”) under a note payable. The note payable issued by Ample Hills for the Second Draw PPP Loan was dated April 6, 2021 (the three notes collectively the “Notes”) and funds were disbursed April 6, 2021. The Notes mature five years from the date of issuance and bear interest annually of 1.0%. Interest is accrued monthly, commencing on the date of issuance. Principal and accrued interest are payable monthly through the maturity date, commencing on July 30, 2020 for the First Draw PPP Loan and April 6, 2021 for the Second Draw PPP Loan, unless forgiven. The Company is currently seeking forgiveness of the balance of the First Draw PPP Loan and intends on seeking forgiveness for the Second Draw PPP Loan.

Under the terms of the PPP, the principal balance and interest due under the Notes will be forgiven if we meet certain conditions related to the use of the loan proceeds. While we expect that the loans will be materially forgiven, we cannot be certain that the SBA will grant forgiveness of the entirety of our loans. If we do not receive forgiveness of our loans, we will be obligated to start making payments on the portion of the principal and interest that is not forgiven so that it will be fully repaid no later than five years from the date of issuance, unless we are able to negotiate new payment terms. We do not expect to have a decision from the SBA regarding the forgiveness of the PPP loans until sometime in the second quarter of fiscal 2022.

Risks Related to Ample Hills

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

While we recently acquired Ample Hills in connection with our growth strategy to acquire other businesses, we can provide no assurance that we will identify appropriate acquisition targets, successfully complete any future acquisitions or successfully integrate the business of companies we do acquire. Even if we successfully acquire a business entity, there is no assurance that our combined business will become profitable. The process of completing the integration of acquired businesses could cause an interruption of, or loss of momentum in, the activities of our company and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the pursuit of business acquisitions and the integration of acquired businesses, and the incurrence of significant, acquisition related costs in connection with proposed and completed acquisitions, could have an adverse effect on our business, financial condition or results of operations.

We may not be able to achieve the anticipated synergies and benefits from business acquisitions.

Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business' past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating accounting systems and other infrastructures, general underperformance of the business under our control versus the prior owners, unanticipated expenses and liabilities, and the impact on its internal controls of compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that our acquisitions will increase the profitability and cash flow of the Company, and its efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced and could potentially result in the impairment of our investment in these businesses.

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

The retail business of the food service industry is highly competitive, and that competition could lower revenues, margins and market share.

The retail business of the food service industry is intensely competitive regarding price, service, location, personnel and type and quality of product. We compete with international, national, regional and local retailers primarily through the quality, variety and value perception of the products offered. Other key competitive factors include the number of locations, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development. We anticipate competition will continue to focus on convenience and pricing. Many of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. Extensive price discounting in the retail business of the food service industry could have an adverse effect on our financial results.

In addition, we compete within the food service market and the retail business not only for customers but also for management and hourly employees. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

The Seasonality of Our Sales and New Store Openings Can Have a Significant Impact on Our Financial Results from Quarter to Quarter.

Our sales and earnings are seasonal, with significantly higher sales and earnings occurring during the warmer months of the year, which causes fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings. Because of the seasonality of our business and the impact of new store openings, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters.

Any perceived or real health risks related to the food industry could adversely affect our ability to sell our products.

We are subject to risks affecting the food industry generally, including risks posed by the following; food spoilage, contamination, or product tampering, consumer product liability claims, and potential cost and disruption of a product recall.

Our products are susceptible to contamination by disease-producing organisms, or pathogens, such as listeria monocytogenes, salmonella, campylobacter, hepatitis A, trichinosis and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that these pathogens could be introduced to our products as a result of improper handling at the manufacturing, processing, foodservice or consumer level. Our suppliers' manufacturing facilities and products, as well as our Company operations, are subject to extensive laws and regulations relating to health, food preparation, sanitation and safety standards. Difficulties or failures by these companies in obtaining any required licenses or approvals or otherwise complying with such laws and regulations could adversely affect our revenue that is generated from these companies. Furthermore, we cannot assure you that compliance with governmental regulations by our suppliers or in connection with the Company's operations will eliminate the risks related to food safety.

Events reported in the media, or food tampering, whether or not accurate, can cause damage to the Company's reputation and affect sales and profitability. Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the retail business and could in the future affect our business as well. Our brand's reputation is an important asset to the business; as a result, anything that damages our brand's reputation could immediately and severely hurt system-wide sales and, accordingly, revenue and profits. If customers become ill from food-borne illnesses or food tampering, we could also be forced to temporarily close some, or all, locations. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the locations of competitors, could, by resulting in negative publicity about the foodservice industry, adversely affect system sales on a local, regional or system-wide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of our Company-owned locations, could materially harm our business, results of operations and financial condition.

Additionally, we may be subject to liability if the consumption of any of our products causes injury, illness or death. A significant product liability judgment or a widespread product recall may negatively impact our sales and profitability for a period of time depending on product availability, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Injury to the Company's reputation would likely reduce revenue and profits.

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

The Company owns three buildings in Portland, Oregon totaling approximately 40,500 square feet, one of which is associated with the Measurement Segment, one that is classified as an asset held for sale, and one that was leased to Humboldt Street Collective, LLC on October 1, 2020 for a term of 62 months. See Note 2 - Significant Accounting Policies for further information on this lease. The Ice Cream Segment leases all properties which includes a 15,000 square foot manufacturing facility in Brooklyn, New York and 11 retail locations located in New York, New Jersey and California. The following table lists our corporate headquarters and our principal manufacturing and warehousing facilities for the Measurement Segment and the Ice Cream Segment, in addition to our retail locations as of May 31, 2021:

Facility Name	Facility Location	Facility Type/Usage
Measurement Segment
Portland	Portland, Oregon	Corporate Headquarters/Manufacturing/Administrative
Portland	Portland, Oregon	Asset held for sale – currently leased
Portland storage facility	Portland, Oregon	Investment-leased

Ice Cream Segment
Red Hook Facility	Brooklyn, New York	Manufacturing/Administrative
Red Hook Retail	Brooklyn, New York	Retail
Astoria	Queens, New York	Retail
Chelsea	New York, New York	Retail
Fireboat	Brooklyn, New York	Retail
Gowanus	Brooklyn, New York	Retail
Prospect Heights	Brooklyn, New York	Retail
Dekalb	Brooklyn, New York	Retail
Jersey City	Jersey City, New Jersey	Retail
Essex	New York, New York	Retail
Long Beach	Long Beach, California	Retail
Prospect Park West	Brooklyn, New York	Retail

ITEM 3.	LEGAL PROCEEDINGS

As of the reporting date of the annual report, there are no pending legal proceedings that are material to the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ Capital Market under the symbol "SMIT."

As of July 31, 2021, there were 3,786,502 shares of common stock outstanding held by 63 holders of record.

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

The following table shows information about equity awards under the Company's equity compensation plans at May 31, 2021:

Plan Category	Number of Securities to be issued upon exercise of outstanding awards	Weighted-average exercise price of outstanding awards	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	60,629	$3.55	359,477
Equity compensation plans not approved by security holders	-	-	-
Total	60,629	$3.55	359,477

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Schmitt Industries Inc. (“Schmitt,” “Company” or “Registrant” or “we”) is a holding company owning subsidiaries engaged in diverse business activities. We purchase companies where we believe we can help operate more effectively to achieves their full potentials. We continually assess strategic opportunities to improve shareholder value.

Schmitt’s operating businesses include propane tank monitoring solutions, precision measurement solutions and ice cream production and distribution. Our subsidiaries include our Measurement Segment (“SMS”) and our Ice Cream Segment, which is comprised of our recent acquisition of Ample Hills.

As described in Note 12- Discontinued Operations, the Company sold the Schmitt Dynamic Balance Systems (“SBS”) business line on November 22, 2019. After the sale of the SBS business, but prior to the acquisition of Ample Hills, the Company conducted an analysis and determined that, based on the types of products and services sold, and the manner in which the Company reviews and manages operations, that it operated as one segment. Subsequent to the Ample Hills acquisition, the Company determined that it had two distinct segments: the Measurement Segment and the Ice Cream Segment.

On July 9, 2020, Buyer entered into an Asset Purchase Agreement (the “Agreement”), dated as of June 29, 2020, with Ample Hills. The transactions contemplated by the Agreement (the “Transactions”) closed on July 9, 2020, the day after a sale order approving the Transactions was entered by the Bankruptcy Court (defined below). The Ample Hills entities were debtors-in-possession under title 11 of the United States Code, 11 U.S.C. § 101 et seq. pursuant to voluntary petitions for relief filed under Chapter 11 of the Bankruptcy Code on March 15, 2020 in the Bankruptcy Courts. The Transactions were conducted through a Bankruptcy Court-supervised process, subject to Bankruptcy Court-approved bidding procedures, approval of the Transactions by the Bankruptcy Court, and the satisfaction of certain closing conditions.

RECENT DEVELOPMENTS

Strategic Highlights

As disclosed above, the Company acquired the Ample Hills ice cream business as of July 9, 2020. Following the Transactions, Ample Hills began reopening retail locations, rehiring Ample Hills team members, and reopened the Red Hook ice cream factory in Brooklyn, New York. Further, on May 28, 2021, the Company opened a new retail location in Brooklyn, New York, bringing its total retail locations to 11 as noted above. As the Transactions occurred after Fiscal 2020, the results of Ample Hills are not reflected in the Company's results for Fiscal 2020, but are included in the results for Fiscal 2021 and anticipated to be a significant component of the Company's results in fiscal years subsequent to the acquisition.

SIGNIFICANT ACCOUNTING POLICIES

The analysis of the Company’s financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”).

In preparing the Consolidated Financial Statements certain estimates and judgments are required that affect the reported amounts within the Consolidated Statement of Operations and Balance Sheet. Note 2 - Summary of Significant Accounting Policies, in the accompanying Notes to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Management asserts the estimates, assumptions and judgments involved in the accounting policies described in Note 2 - Summary of Significant Accounting Policies have the greatest potential impact on our Consolidated Financial Statements and have deemed these to be our critical accounting policies and estimates.

Revenue Recognition

The Company generates revenues from the following sources: (i) retail restaurant sales, (ii) factory sales, (iii) measurement product sales, and (iv) remote tank monitoring services.

Retail Restaurant Sales, net

The Company's Ice Cream Segment generates revenues from retail restaurant sales to its end-user customers at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales tax is collected from customers and remitted to governmental authorities and is presented on a net basis within revenue in our Consolidated Statement of Operations.

Factory Sales, net

The Company’s Ice Cream Segment generates revenues from sales of finished goods from its Brooklyn, New York factory, including wholesale, e-commerce, and direct-to-consumer sales. These revenues, net of sales tax paid to states, are recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. The Company also generates revenues by providing manufacturing production services to third parties, and recognizes revenues as services are provided to the customer.

Measurement Product Sales

The Company’s Measurement Segment determines the amount of revenue it recognizes associated with the transfer of each product. For sales of products to all customers, each transaction is evaluated to determine whether there is approval and commitment from both the Company and the customer for the transaction; whether the rights of each party are specifically identified; whether the transaction has commercial substance; whether collectability from the customer is probable at the inception of the contract and whether the transaction amount is defined. If a transaction to sell products meets all of the above criteria, revenue is recognized for the sales of product at the time of shipment.

The Company incurs commission expense associated with the sales of certain measurement products. The Company applies the practical expedient allowed under Accounting Standards Codification (“ASC”) 340-40-25-4 by recognizing the expense at the time the product is shipped. These amounts are recorded within general, administrative and sales expense. The Company also incurs costs related to shipping and handling of its products, the costs of which are expensed as incurred as a component of cost of sales.

Remote Tank Monitoring Services

The Company's Measurement Segment revenues associated with the Xact product line include satellite focused remote tank monitoring products and related monitoring services for markets in the Internet of Things environment (“IoT”).

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

Business Combinations

In accordance with ASC 805 - Business Combinations (“ASC 805”), the Company allocates the purchase consideration to the identifiable assets acquired and liabilities assumed in business combinations based on their acquisition-date fair values. The excess of the purchase consideration over the amounts assigned to the identifiable assets and liabilities is recognized as goodwill, or if the fair value of the net assets acquired exceeds the purchase consideration, a bargain purchase gain is recorded. Factors giving rise to goodwill generally include operational synergies that are anticipated as a result of the business combination and growth expected to result in economic benefits from access to new customers and markets. The fair values of identifiable intangible assets acquired in business combinations are generally determined using an income approach, requiring financial forecasts and estimates as well as market participant assumptions.

The incremental financial results of the Ample Hills acquisition are included in the Company’s consolidated financial results from the respective acquisition date.

Bargain Purchase Gain

In connection with the acquisition of Ample Hills during Fiscal 2021, the Company recorded an initial bargain purchase gain of $1,271,615 that was recorded as a component of other income on the Consolidated Statement of Operations. As a result of additional information obtained during the measurement period about the facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments during the year, which resulted in a reduction in the bargain purchase gain for Fiscal 2021 to $1,138,808. The adjustments related to additional cure payments made during the year, the discovery of obsolete inventory, and the reduction of the deferred tax liability. The bargain purchase gain amount represents the excess of the estimated fair value of the net assets and intangibles, described below, acquired over the estimated fair value of the consideration transferred to the sellers and their landlords. In accordance with ASC 805, we have estimated the fair value of the net assets acquired as of the acquisition date.

Intangible Assets and Impairment

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived assets, included tradenames and trademarks for the Company’s Ice Cream Segment. The Company reviews the carrying values of identifiable intangibles annually or whenever events or changes in circumstances indicate that such carrying values may not be recoverable as required by ASC 350, Intangibles — Goodwill and Other. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative analysis. If the carrying value of a reporting unit exceeds its fair value, we measure any intangible impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of the intangible allocated to that reporting unit.

Unforeseen events, changes in circumstances, market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of the Company’s assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of acquired assets or the strategy for its overall business and significant negative industry or economic trends.

Finite-lived Intangible Assets

Amortizable intangible assets include purchased technology and patents for the Company’s Measurement Segment and proprietary recipes and the Company’s website for its Ice Cream Segment. These assets are amortized over their estimated useful lives ranging from three to fifteen years.

The Company reviews finite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net undiscounted cash flows from the operations to which the assets relate, based on management's best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of such undiscounted cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets, which is determined by discounting future projected cash flows.

Inventories, net

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

Lease Accounting – Leases

The Company evaluates their leases to determine if they have the right to control the use of an asset, or groups of assets, for a period of time in exchange for consideration. If the determine that they have the right to obtain substantially all of the economic benefits arising from the use of such asset, the recognize a right-of-use asset and lease liability. The Company evaluates each lease to estimate their expected term which includes renewal options that they are reasonably assured that they will exercise and they also evaluate the classification of the lease as either an operating lease or a finance lease. As the Company’s leases do not provide an implicit rate, the Company must estimate an incremental borrowing rate based on the information available at the time the lease is commenced or amended. The estimated rate is directly utilized in determining the present value of the lease payments. As the Company does not have any outstanding debt other than the PPP loans discussed in Note 16 – Long-Term Debt, to the extent not forgiven, or committed credit facilities, the Company must estimate the incremental borrowing rate based on prevailing financial market conditions, peer company credit analyses and management judgment. The Company asses their right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Changes in assumptions regarding lease renewals and estimated incremental borrowing rates may produce materially different amounts in the initial recognition of right-of-use assets and lease liabilities. Additionally, an inability to perform on the Company’s strategic revenue and cash flow growth plans could result in the recognition of impairment losses in future periods and could be material.

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

Each year the Company files income tax returns in the various taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company's financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

Discussion of Operating Results From Continuing Operations

The Company has previously reported segment information for their two identified reportable segments: Balancer and Measurement. As described in the accompanying Consolidated Financial Statements, the Company sold the SBS business line on November 22, 2019. This entity composed substantially all of the business activities of the Company’s legacy Balancer Segment. Subsequent to this sale, management determined the Company had a single reportable segment (until the acquisition of Ample Hills on July 9, 2020). Subsequent to the acquisition of Ample Hills, the Company determined they have two segments: the Measurement Segment and the Ice Cream Segment. The foregoing information presents the balances and activities of the Measurement Segment for Fiscal 2021 and Fiscal 2020 and the activities of the Ice Cream Segment for Fiscal 2021.

COVID-19 Update

As of May 31, 2021, all of our manufacturing facilities and retail shops were operational. Throughout the COVID-19 pandemic, the Company has been adhering to mandates and other guidance from local governments and health authorities, including the World Health Organization and the Centers for Disease Control and Prevention. The Company has taken extraordinary measures and invested significantly in practices to protect employees and reduce the risk of spreading the virus, while continuing to operate where permitted and to the extent possible. These actions include additional cleaning of our facilities, staggering crews, incorporating visual cues to reinforce social distancing, providing face coverings and gloves, as well as implementing daily health validation at our manufacturing and office facilities. We expect to continue to incur costs to maintain these precautionary measures for the foreseeable future. The health and safety of our employees and our communities is our highest priority.

Key Leadership Changes

On October 27, 2020, the Company announced the appointment of Lillian Tung as the fifth member of its Board of Directors, effective October 27, 2020.

On November 6, 2020, the Company announced the appointment of Philip Bosco as Chief Financial Officer, effective December 1, 2020.

RESULTS OF OPERATIONS

	Fiscal Year Ended May 31,
	2021		2020
Ice Cream Segment revenues	$4,043,436	51.4%	$-	-
Measurement Segment revenues	3,820,914	48.6%	4,189,924	100.0%
Total revenue, net	7,864,350	100.0%	4,189,924	100.0%
Cost of sales	4,593,588	58.4%	2,239,376	53.4%
Gross profit	3,270,762	41.6%	1,950,548	46.6%
General, administrative and sales	12,045,174	153.2%	4,061,621	96.9%
Impairment of intangible assets	903,422	11.5%	-	-
Transaction costs	125,167	1.6%	-	-
Research & development	83,130	1.1%	68,849	1.6%
Total operating expenses	13,156,893	167.3%	4,130,470	98.6%
Operating loss	(9,886,131)	(125.7%)	(2,179,922)	(52.0%)
Bargain purchase gain	1,138,808	14.5%	-	-
Interest expense	(19,038)	(0.2%)	-	-
Other income, net	273,023	3.5%	322,980	7.7%
Loss before income taxes	(8,493,338)	(108.0%)	(1,856,942)	(44.3%)
Income tax benefit	(403,666)	(5.1%)	(14,638)	(0.3%)
Net loss from continuing operations	(8,089,672)	(102.9%)	(1,842,304)	(44.0%)
Income from discontinued operations, net of tax	-	-	5,722,879	136.6%
Net (loss) income	$(8,089,672)	(102.9%)	$3,880,575	92.6%

Fiscal Year Ended May 31, 2021 Compared to Fiscal Year Ended May 31, 2020

Consolidated Revenue - Consolidated revenue increased $3,674,426, or 87.7%, to $7,864,350 in Fiscal 2021 from $4,189,924 in Fiscal 2020. The increase was driven by the new Ice Cream Segment, which generated $4,043,436 in sales during Fiscal 2021, accounting for 51.4% of total revenue for the fiscal year, offset by a decrease in the Measurement Segment sales of $369,010, or 8.8%, to $3,820,914 which accounted for 48.6% of total revenue. No revenues for the Ice Cream Segment are included in Fiscal 2020 due to the acquisition occurring subsequent to Fiscal 2020 year end.

Ice Cream Segment Revenue – The Ice Cream Segment encompasses the operations of Ample Hills and focuses on the wholesale and retail sales of their ice cream and related products through a network of 11 individual retail locations located in New York, New Jersey and California, in addition to sales on the Company’s website. Revenues for the Ice Cream Segment for Fiscal 2021 were $4,043,436.

Measurement Segment Revenue – The Measurement Segment includes two main product lines: the Acuity product line, which includes laser-based distance measurement and dimensional sizing laser sensor, and the Xact product line, which includes ultrasonic—based remote tank monitoring products and related monitoring revenues for markets in the LoT environment. All activity in the Company’s Measurement Segment was conducted in North America in Fiscal 2021 and substantially all in Fiscal 2020.

Measurement Segment Revenue decreased $369,010, or 8.8%, to $3,820,914 in Fiscal 2021 as compared to $4,189,924 in Fiscal 2020. The decrease in Fiscal 2021 is driven by a decrease in Acuity and Xact product revenue of $162,684, or 9.7%, and $216,138, or 26.2%, respectively. Additionally, other revenue decreased $120,845, or 72.2%. These decreases were partially offset by an increase in Xact monitoring revenue of $130,657, or 8.6%, in Fiscal 2021 as the Company’s installed base of monitoring devices continues to grow.

Revenue by product line for the Measurement Segment for Fiscal 2021 compared to Fiscal 2020 were as follows:

	Fiscal Year Ended, May 31,		Year-Over-Year Change
	2021	2020	$	%
Acuity	$1,510,437	$1,673,121	$(162,684)	(9.7%)
Xact – Product	608,976	825,114	(216,138)	(26.2%)
Xact – Monitoring	1,654,867	1,524,210	130,657	8.6%
Other	46,634	167,479	(120,845)	(72.2%)
Total Measurement Segment revenue-current product lines	$3,820,914	$4,189,924	$(369,010)	(8.8%)

Gross Margin – Consolidated gross margin for Fiscal 2021 decreased 5.0% to 41.6% as compared to 46.6% in Fiscal 2020, primarily due to lower gross margins in the newly acquired Ice Cream Segment and increased material costs for the Measurement Segment due to market effects of the COVID-19 pandemic.

Measurement Segment gross margin for Fiscal 2021 decreased 2.6% to 44.0% as compared to 46.6% in Fiscal 2020. The decrease was due to an increase of material costs due to the market effects of the COVID-19 pandemic and a decrease of sales from its discontinued product line, which had no associated cost of sales.

Ice Cream Segment gross margin was 39.4% in Fiscal 2021. As the Company continues to manage the day-to-day operations of the business and as capital improvements are placed into service, the Company expects to be able to identify opportunities to drive additional revenue and volume through their factory, which will improve gross margin.

Operating Expenses – Consolidated operating expenses increased $9,026,423, or 218.5% to $13,156,893 in Fiscal 2021 compared to $4,130,470 in Fiscal 2020. This increase was primarily due to the inclusion of the Ice Cream Segment, which had operating expenses of $9,411,447 in Fiscal 2021 and accounted for 71.5% of total operating expenses. Operating expenses for the Measurement Segment decreased $385,024 or 9.3%, to $3,745,446 in Fiscal 2021 from $4,130,470 in Fiscal 2020. Further detail of the increase in operating expenses include the following items in Fiscal 2021:

•	Impairment of indefinite live assets of $903,422.

•	Professional fees increased $ 279,673, or 19.5%, to $ 1,714,708 in Fiscal 2021 as compared to $1,435,035 in Fiscal 2020. The increase is primarily due to Fiscal 2021 inclusion of Ample Hills professional fees totaling $705,150 that were not included in Fiscal 2020, offset by a decrease in professional fees within the Measurement Segment.

The increase in operating expenses was partially offset by the following:

•	Stock compensation expense decreased $87,503, or 24.7% to $266,545; in Fiscal 2021 as compared to $354,048 in 2020. The majority of the stock compensation in both Fiscal 2021 and Fiscal 2020 was due to issuance and vesting of performance based Restricted Stock Units (“RSUs”).

Bargain Purchase Gain – As previously noted above, in connection with acquisition of Ample Hills during Fiscal 2021, the Company recorded a bargain purchase gain of $1,271,615 that was recorded as a component of net income. Adjustments of $132,807 were recorded to the bargain purchase gain subsequent to the initial recording of the gain that reduced the bargain purchase gain to $1,138,808. The adjustments related to additional cure payments made during the year, the discovery of obsolete inventory, and the reduction of the deferred tax liability. This bargain purchase gain represents the excess of the estimated fair value of the net assets acquired over the estimated fair value of the consideration transferred to the sellers and their landlords.

Other Income - Other income primarily consists of rental income, interest income and foreign currency exchange gain (in Fiscal 2020 only) and other income. Other income was $273,023 for Fiscal 2021 as compared to $322,980 for Fiscal 2020. The decrease in other income was primarily due to the Tosei restricted cash write-off of $219,872 that was settled in May of 2021, partially offset by an increase in rental income of $181,495 or 96.8% to $369,159 in Fiscal 2021 as compared to $187,664 in Fiscal 2020 due to rent collected under the lease executed with Tosei in November of 2019.

Interest income was $9,661 for Fiscal 2021 as compared to $67,129 for Fiscal 2020. Interest income was offset by interest expense of $19,038 and $2,435 for Fiscal 2021 and Fiscal 2020, respectively. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates.

Benefit from Income Taxes - The effective tax rate in Fiscal 2021 was 4.7%, as compared 1.2% in Fiscal 2020. The effective tax rate on consolidated net (loss) income in Fiscal 2021 and 2020 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

Net loss - Net loss from continuing operations in Fiscal 2021 was $8,089,672, or $2.15 per fully diluted share, and net loss from continuing operations in Fiscal 2020 was $1,842,304, or $0.47 per fully diluted share. The increase in net loss for Fiscal 2021 was primarily due to the Ice Cream Segment’s operating loss of $6,299,858, the Measurement Segment’s operating loss of $1,789,814 and an impairment of intangible assets of $903,422, partially offset by the inclusion of a $1,138,808 bargain purchase gain in Fiscal 2020 as a result of the acquisition of Ample Hills, which was not present in Fiscal 2021 results.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA – Adjusted EBITDA, which excludes certain reorganization, legal and other professional expense and inventory adjustments, was ($7,834,723) for Fiscal 2021 as compared to Adjusted EBITDA of ($573,502) in Fiscal 2020.

Reconciliation of EBITDA to Adjusted EBITDA – Adjusted EBITDA for Fiscal 2021 and Fiscal 2020 is calculated as follows on a consolidated basis and by segment:

	Fiscal Year Ended May 31,
	2021	2020
Loss before income taxes from continuing operations	$(8,493,338)	$(1,856,942)
Depreciation and amortization	549,223	161,137
EBITDA from continuing operations	$(7,944,115)	$(1,695,805)
Adjusted for:
Bargain purchase gain	(1,138,808)	-
Impairment of intangible assets	903,422	-
Stock-based compensation	266,545	354,048
Income from discontinued product line	(46,934)	(167,479)
Reorganization, legal, and transaction fees	125,167	842,162
Inventory valuation adjustments	-	76,099
Software write-downs	-	17,473
Adjusted EBITDA from continuing operations	$(7,834,723)	$(573,502)

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased $8,005,511 to $2,947,953 as of the end of Fiscal 2021 compared to $10,953,464 as of the end of Fiscal 2020. The decrease in working capital in Fiscal 2021 was primarily the result of the following:

•	Cash and cash equivalents decreased $6,113,841 to $4,032,690 at the end of Fiscal 2021 as compared to $10,146,531 at the end of Fiscal 2020. The decrease in cash in Fiscal 2021 was primarily due to the net loss from continuing operations of $8,089,672 along with the offsetting bargain purchase gain of $1,138,808. In addition, cash and cash equivalents included proceeds from the sale of SBS in Fiscal 2020.

•	As of May 31, 2021, the Company had no restricted cash, a decrease from May 31, 2020 of $420,000.

•	Accounts payable increased $316,090 to $583,750 at the end of Fiscal 2021 as compared to $267,660 at the end of Fiscal 2020.

•	Accrued payroll liabilities increased $441,236 to $527,608 at the end of Fiscal 2021 as compared to $86,372 at the end of Fiscal 2020.

•	Accrued liabilities increased $199,797 to $465,146 at the end of Fiscal 2021 as compared to $265,349 at the end of Fiscal 2020.

•	Other accrued liabilities increased $107,098 to $694,590 at the end of Fiscal 2021 as compared to $587,492 at the end of Fiscal 2020.

•	The Company had no current portion of long-term lease liabilities at the end of Fiscal 2020. Subsequent to implementing Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) on June 1, 2019, the Company recorded a long-term lease liability. As of the end of Fiscal 2021, the Company has $1,042,331 in the current portion of long-term lease liabilities, primarily related to the leases acquired in connection with the Ample Hills acquisition.

•	The Company did not receive loans in connection with the PPP in Fiscal 2020, and as such had no current portion of long-term debt. As a result of COVID-19 relief during Fiscal 2021, the Company has recorded the current portion of PPP totaling $541,691 as of the end of Fiscal 2021.

These decreases were partially offset by the following:

•	Accounts receivable, net, increased $579,719 to $1,154,645 at the end of Fiscal 2021 as compared to $574,926 at the end of Fiscal 2020.

•	Inventories increased $493,953 to $1,553,310 at the end of Fiscal 2021 as compared to $1,059,357 at the end of Fiscal 2020.

•	Prepaid expenses increased $137,671 to $198,345 at the end of Fiscal 2021 as compared to $60,674 at the end of Fiscal 2020.

Net cash used in operating activities for continuing operations was $6,939,962 in Fiscal 2021 as compared to cash used in operating activities of $228,994 in Fiscal 2020. The net loss of $8,089,672, a bargain purchase gain of $1,138,808, an increase in accounts receivable of $579,719, an decrease in deferred income taxes of $453,238, an increase in rent, utility deposits and ERP deposits of $206,628, and an increase in prepaid expenses of $84,388 were the primary drivers of the overall operating cash usage for Fiscal 2021, offset by an impairment of indefinite-lived intangible assets of $903,422, non-cash lease costs of $735,709, depreciation and amortization of $549,223, stock based compensation expense of $266,545, and an increase in accrued liabilities and customer deposits of $793,082, accounts payable of $316,090 and inventories of $138,147. In Fiscal 2020, net income of $3,880,575, depreciation and amortization of $161,137, stock-based compensation of $354,048 and an increase in inventories of $181,775, accounts payable of $165,094, accrued liabilities and customer deposits of $328,450 and accrued taxes of $265,349, offset by a gain on sale of discontinued operations before income taxes of $5,166,845 were the primary drivers of the overall operating cash usage for Fiscal 2020.

Net cash used in investing activities for continuing operations was $3,035,184 in Fiscal 2021 as compared to net cash provided by investing activities of $10,396,607 for Fiscal 2020. The net cash used in investing activities for Fiscal 2021 is driven by the $1,665,854 acquisition of Ample Hills, in addition to purchases of property and equipment and upgrades totaling $1,404,830, to increase factory capabilities, establish the Ample Hills commissary, and renovate retail locations, which includes $438,370 for the opening of a new Ample Hills retail location in Brooklyn, New York. Schmitt’s Measurement Segment incurred expenditures associated with the build out of Xact monitoring tool of $110,253 in Fiscal 2021.  Fiscal 2020 investing activity is related to the sale of the SBS business. See Note 12 - Discontinued Operations, to the financial statements below for further details.

Net cash provided by financing activities was $3,441,305 in Fiscal 2021 as compared to net cash used in financing activities of $1,391,576 for Fiscal 2020. The net cash provided by financing activities was primarily due to the proceeds from the Paycheck Protection Program totaling $4,059,556, offset by repayments to the program of $264,476, the repurchase of common stock related to the stock buyback program totaling $234,517 and the repurchase of RSUs totaling $65,975. The net cash used in financing activities for Fiscal 2020 was due to the repurchase of shares from a large company stockholder totaling $1,350,681. See the notes to the financial statements for further details on the share repurchase.

Management is seeking to sell the assets held for sale, which would be a source of liquidity. Additionally, a stockholder of the Company has committed to providing additional capital up to $1,300,000, to the extent necessary to fund operations.

We believe our existing cash and cash equivalents combined with the cash we anticipate generating from operating and financing activities will be sufficient to meet our working capital requirements for the next twelve months. In the Fiscal Year ended May 31, 2021, the Company had a significant reduction in its cash and cash equivalents due to planned capital expenditures. The Company’s plans for the current Fiscal Year do not require capital investments at the same level.

The Company’s primary source of working capital is cash generated through the sale of assets as the company realigns its operating businesses and PPP loans. As of May 31, 2021, our available funds consisted of $4,032,690 in cash and cash equivalents. The Company is seeking to sell real estate used in connection with SBS Business unit which was sold in 2019. The Company may also seek additional financing for working capital purposes or to facilitate accelerating its business plans. Any subsequent financing may have dilutive effects on our current shareholders. Shareholder Sententia Capital Management, LLC which is controlled by Michael Zapata, the Company’s Chairman and CEO, has committed $1,300,000, to the extent necessary to fund operations through August 31, 2022.

QUARTERLY FINANCIAL DATA - Continuing Operations

In thousands, except per share information

	Fiscal Quarter of 2020 Ended,
	8/31/2019	11 /31/2019	2/28/2020	5/31/2020
Consolidated revenue	$1,095	$1,033	$1,095	$967
Gross profit	$477	$390	$604	$480
Net loss	$(222)	$(676)	$(240)	$(704)
Net loss per share, basic	$(0.06)	$(0.17)	$(0.06)	$(0.18)
Net loss per share, diluted	$(0.06)	$(0.17)	$(0.06)	$(0.18)

	Fiscal Quarter of 2021 Ended,
	8/31/2020	11/30/2020	2/28/2021	5/31/2021
Consolidated revenue	$1,507	$2,030	$1,668	$2,659
Gross profit	$608	$962	$831	$870
Net income (loss)	$151	$(2,366)	$(2,420)	$(3,455)
Net income (loss) per share, basic	$0.04	$(0.63)	$(0.64)	$(0.92)
Net income (loss) per share, diluted	$0.04	$(0.63)	$(0.64)	$(0.92)

Recently Issued Accounting Guidance

Refer to Note 3 - Recently Issued Accounting Guidance in the accompanying Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of the end of Fiscal 2021. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its cash equivalents.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on the Company's interest-bearing cash equivalents and short-term investments. The Company has no credit line or other long-term obligations whose interest rates are based on variable rates that may fluctuate over time based on economic changes in the environment. Therefore, at this time, the Company is not subject to interest rate risk on outstanding interest-bearing obligations if market interest rates fluctuate and does not expect any change in the interest rates to have a material effect on the Company's results from operations.

Foreign Currency Risk

Prior to Fiscal 2021, the Company translated U.S. dollars at year-end exchange rates for assets and liabilities and weighted-average exchange rates for income and expenses. The resulting translation adjustments are included in Fiscal 2020 as a separate component of stockholders' equity titled "Accumulated Other Comprehensive Loss." Results of operations for Fiscal 2020 included foreign exchange gains of $3,700. The Company no longer had subsidiaries outside the U.S. during Fiscal 2021, and therefore, has no foreign currency risk.

Item 8.	Financial Statements and Supplementary Data

Schmitt Industries, Inc.

Consolidated Balance Sheets

	Fiscal Year Ended May 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$4,032,690	$10,146,531
Restricted cash	—	420,000
Accounts receivable, net	1,154,645	574,926
Inventories	1,553,310	1,059,357
Prepaid expenses	198,345	60,674
Income taxes receivable	18,057	—
Total current assets	6,957,047	12,261,488

Leasehold assets	10,448,486	—
Property and equipment, net	2,824,017	652,136
Property and equipment held for sale, net	174,847	—
Leasehold, utilities, and ERP deposits	431,808	—
Other assets
Intangible assets, net	337,725	287,602
TOTAL ASSETS	$21,173,930	$13,201,226

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$583,750	$267,660
Accrued commissions	60,614	41,450
Accrued payroll liabilities	527,608	86,372
Accrued liabilities	465,146	265,349
Customer deposits and prepayments	93,364	12,239
Other accrued liabilities	694,590	587,492
Income taxes payable	—	47,462
Current portion of long-term lease liabilities	1,042,331	—
Current portion of long-term debt	541,691	—
Total current liabilities	4,009,094	1,308,024

Long-term debt	3,253,389	—
Long-term leasehold liabilities	10,141,864	—
Total liabilities	17,404,347	1,308,024

Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 4,204,553 and 3,786,502 shares issued and outstanding at May 31, 2021, respectively; and 4,202,605 and 3,784,554 shares issued and outstanding at May 31, 2020, respectively	12,223,359	12,257,306
Accumulated deficit	(8,453,776)	(364,104)
Total stockholders' equity	3,769,583	11,893,202
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,173,930	$13,201,226

The accompanying notes are an integral part of these consolidated financial statements.

  Schmitt Industries, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

	Fiscal Year Ended May 31,
	2021	2020
Net sales	$7,864,350	$4,189,924
Cost of revenue	4,593,588	2,239,376
Gross profit	3,270,762	1,950,548
Operating expenses:
General, administrative and sales	12,045,174	4,061,621
Impairment of intangible assets	903,422	—
Transaction costs	125,167	—
Research and development	83,130	68,849
Total operating expenses	13,156,893	4,130,470
Operating loss	(9,886,131)	(2,179,922)
Bargain purchase gain	1,138,808	—
Interest expense	(19,038)	—
Other income, net	273,023	322,980
Loss before income taxes	(8,493,338)	(1,856,942)
Income tax benefit from continuing operations	(403,666)	(14,638)
Net loss from continuing operations	(8,089,672)	(1,842,304)
Income from discontinued operations, including gain on sale, net of tax	—	5,722,879
Net (loss) income	$(8,089,672)	$3,880,575

Net loss per common share from continuing operations:
Basic	$(2.15)	$(0.47)
Weighted-average number of common shares, basic	3,765,783	3,939,833
Diluted	$(2.15)	$(0.47)
Weighted-average number of common shares, diluted	3,765,783	3,939,833

Net income per common share from discontinued operations:
Basic	$—	$1.45
Weighted-average number of common shares, basic	3,765,783	3,939,833
Diluted	$—	$1.45
Weighted-average number of common shares, diluted	3,765,783	3,939,833

Net (loss) income per common share:
Basic	$(2.15)	$0.98
Weighted-average number of common shares, basic	3,765,783	3,939,833
Diluted	$(2.15)	$0.98
Weighted-average number of common shares, diluted	3,765,783	3,939,833

Comprehensive (loss) income
Net (loss) income	$(8,089,672)	$3,880,575
Total comprehensive (loss) income	$(8,089,672)	$3,880,575

The accompanying notes are an integral part of these consolidated financial statements.

Schmitt Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2021	2020
Cash flows relating to operating activities
Net (loss) income	$(8,089,672)	$3,880,575
Pre-tax earnings from discontinued operations	—	(616,711)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bargain purchase gain	(1,138,808)	—
Impairment of intangible assets	903,422
Depreciation and amortization	549,223	161,137
(Gain) loss on disposal of property and equipment	(24,208)	74,020
Stock-based compensation	266,545	354,048
Deferred income tax	(453,238)	—
Non-cash lease cost	735,709	—
Gain on sale of discontinued operations before income taxes	—	(5,166,845)
(Increase) decrease in:
Accounts receivable, net	(579,719)	56,200
Inventories	138,147	181,775
Prepaid expenses	(84,388)	40,943
Rent, utility deposits and ERP deposits	(206,628)	—
Increase (decrease) in:
Accounts payable	316,090	165,094
Accrued liabilities and customer deposits	793,082	328,450
Accrued taxes	—	265,349
Income taxes payable	(65,519)	46,971
Net cash used in operating activities - continuing operations	(6,939,962)	(228,994)
Net cash provided by operating activities - discontinued operations	—	257,735
Net cash (used in) provided by operating activities – total	$(6,939,962)	$28,741

Cash flows relating to investing activities
Acquisition of Ample Hills	$(1,665,854)	$—
Purchases of property and equipment	(1,404,830)	(32,982)
Proceeds from the sale of property and equipment	35,500	3,000
Proceeds from sale of net assets of discontinued operations	—	10,426,589
Net cash (used in) provided by investing activities - continuing operations	(3,035,184)	10,396,607
Net cash used in investing activities - discontinued operations	—	(6,649)
Net cash (used in) provided by investing activities – total	$(3,035,184)	$10,389,958

Cash flows relating to financing activities
Proceeds from Paycheck Protection Program	$4,059,556	$—
Repayments on Paycheck Protection Program	(264,476)	—
Payments on short-term borrowing	(53,283)	(49,395)
Repurchase of common stock	(300,492)	(1,350,681)
Common stock issued on exercise of stock options	—	8,500
Net cash provided by (used in) financing activities	3,441,305	(1,391,576)
Effect of foreign exchange translation on cash	—	71,973
(Decrease) increase in cash, cash equivalents and restricted cash	(6,533,841)	9,099,096
Cash, cash equivalents and restricted cash, beginning of period	10,566,531	1,467,435
Cash, cash equivalents and restricted cash, end of period	4,032,690	10,566,531

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$80,600	$4,289
Cash paid during the period for interest	$616	$2,435

The accompanying notes are an integral part of these consolidated financial statements.

  Schmitt Industries, Inc.

Consolidated Statements of Stockholders' Equity

	Shares	Amount	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance, May 31, 2019	4,032,878	$13,245,439	$(527,827)	$(4,244,679)	$8,472,933
Share repurchases	(418,051)	(1,350,681)	-	-	(1,350,681)
Stock compensation expense for restricted stock units granted to employees and directors	-	354,048	-	-	354,048
Exercise of stock options	33,166	8,500	-	-	8,500
Restricted stock units exercised	136,561	-	-	-	-
Net income	-	-	-	3,880,575	3,880,575
Other comprehensive income	-	-	527,827		527,827
Balance, May 31, 2020	3,784,554	$12,257,306	$-	$(364,104)	$11,893,202
Share repurchases	(72,101)	(234,517)	-	-	(234,517)
Shares issued to directors and officers upon vesting of restricted stock units	88,449	-	-	-	-
Stock-based compensation	-	266,545			266,545
Repurchase of restricted stock units	(14,400)	(65,975)	-	-	(65,975)
Net loss	-	-	-	(8,089,672)	(8,089,672)
Balance, May 31, 2021	3,786,502	$12,223,359	$-	$(8,453,776)	$3,769,583

The accompanying notes are an integral part of these consolidated financial statements.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2021 AND 2020

NOTE 1 - THE COMPANY

Schmitt Industries, Inc. (the "Company", "Schmitt", "we" or "our") is a world leader in providing highly precise test and measurement products and services that help customers save money, increase production efficiency and improve product quality. After the sale of Schmitt Dynamic Balance Systems business (“SBS”), based on the types of products and services sold, and an analysis of how the Company reviews and manages operations, prior to the acquisition of Ample Hills Holdings, Inc. and Ample Hills Creamery, Inc. and their subsidiaries (collectively, “Ample Hills”) in Fiscal 2021, the Company determined that it operated as one segment. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc., the Measurement Segment manufacturers and sells products in two core product lines, Acuity Lasers and Xact Tank Monitoring.

•	Acuity™ was acquired in June of 2000 and manufactures and markets dimensional and distance measurement lasers. These laser products utilize both triangulation and time-of-flight measurement principles and are known for their speed and accuracy. The Acuity products are used in a wide variety of industrial, commercial and research applications.

•	Xact™ was acquired in February of 2008 and offers ultrasonic measurement technology for the remote monitoring of the fill levels of propane and other liquid tanks. Together with the Xact gauge reader, the satellite-focused Xact systems can detect and communicate fill levels, along with other information such as tank size and configuration, to customers through the “Internet of Things” (“IoT”) ecosystem using the Company’s satellite provider and a secure website. Typical users of Xact systems are bulk propane, diesel, jet fuel suppliers and ammonia users and distributors.

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

The Agreement provided that, upon the terms and subject to the conditions set forth therein, Ample Hills sold, transferred and assigned to Buyer, or one or more of its affiliates, the Acquired Assets (as defined in the Agreement) and Buyer, or one or more of its affiliates, assumed the Assumed Liabilities (as defined in the Agreement) for a purchase price of $1,000,000. The Asset Acquisition includes the following assets, among other things, Ample Hills’ equipment, inventory and all intellectual property, including the tradenames and trademarks of “AMPLE HILLS” and “AMPLE HILLS CREAMERY” and all derivatives thereof. Pursuant to the Agreement, Buyer also paid an additional $700,000 to certain landlords of Ample Hills in exchange for the right to assume leases with such landlords. See Note 5 – Ample Hills Business Acquisition for acquisition accounting based on the estimated fair value of assets acquired and liabilities assumed.

Revenues associated with Ample Hills are achieved through wholesale sales of its ice cream to resellers primarily located in the New York metropolitan area. Additionally, the Company operates a network of 11 individual retail locations in New York, New Jersey and California and also sells its products nationwide through its website.

After the sale of SBS, but prior to the acquisition of Ample Hills, the Company conducted an analysis and determined that based on the types of products and services sold and the manner in which the Company reviews and manages operations that it operated as one segment. Subsequent to the Ample Hills acquisition, the Company determined that it had two distinct segments: the Measurement Segment and the Ice Cream Segment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of Schmitt Industries, the accompanying audited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of May 31, 2021 and its results of operations and its cash flows for the periods presented.

Principles of Consolidation

These Consolidated Financial Statements include those of the Company and its wholly owned subsidiaries: Schmitt Measurement Systems, Inc. and Ample Hills Acquisition, LLC. All significant intercompany accounts and transactions have been eliminated in the preparation of the Consolidated Financial Statements.

Reclassification

Certain amounts in the prior period consolidated balance sheet have been reclassified to conform to the presentation of the current period. These reclassifications had no effect on previously recorded net income.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with Generally Accepted Accounting Principals in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Liquidity

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital. As of May 31, 2021, our available funds consisted of $4,032,690 in cash and cash equivalents. Management is seeking to sell the assets held for sale, which would be a source of liquidity. Additionally, a stockholder of the Company has committed to providing additional capital up to $1,300,000, to the extent necessary to fund operations. We anticipate that the available funds and cash generated from operations will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures to fund operations for at least one year after the date the financial statements are issued.

Business Combinations

The Company allocates the purchase consideration to the identifiable assets acquired and liabilities assumed in business combinations based on their acquisition-date fair values. The excess of the purchase consideration over the amounts assigned to the identifiable assets and liabilities is recognized as goodwill, or if the fair value of the net assets acquired exceeds the purchase consideration, a bargain purchase gain is recorded. Factors giving rise to goodwill generally include operational synergies that are anticipated as a result of the business combination and growth expected to result in economic benefits from access to new customers and markets. The fair values of identifiable intangible assets acquired in business combinations are generally determined using an income approach, requiring financial forecasts and estimates as well as market participant assumptions.

The incremental financial results of the Ample Hills acquisition are included in the Company’s consolidated financial results from the respective acquisition date.

Revenue Recognition

The Company generates revenues from the following sources: (i) retail restaurant sales, (ii) factory sales, (iii) measurement product sales, and (iv) remote tank monitoring services.

Retail Restaurant Sales, net

The Company's Ice Cream Segment generates revenues from retail restaurant sales to its end-user customers at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales tax is collected from customers and remitted to governmental authorities and is presented on a net basis within revenue in our Consolidated Statements of Operations.

Factory Sales, net

The Company’s Ice Cream Segment generates revenues from sales of finished goods from its Brooklyn, New York factory, including wholesale, e-commerce, and direct-to-customer sales. These revenues, net of sales tax paid to states, are recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. The Company also generates revenues by providing manufacturing production services to third parties, and recognizes revenues as services are provided to the customer.

Measurement Product Sales

The Company’s Measurement Segment determines the amount of revenue it recognizes associated with the transfer of each product. For sales of products to all customers, each transaction is evaluated to determine whether there is approval and commitment from both the Company and the customer for the transaction; whether the rights of each party are specifically identified; whether the transaction has commercial substance; whether collectability from the customer is probable at the inception of the contract and whether the transaction amount is defined. If a transaction to sell products meets all of the above criteria, revenue is recognized for the sales of product at the time of shipment.

The Company incurs commissions associated with the sales of certain measurement products. The Company applies the practical expedient allowed under ASC 340-40-25-4 by recognizing the expense at the time the product is shipped. These amounts are recorded within general, administrative and sales expense. The Company also incurs costs related to shipping and handling of its products, the costs of which are expensed as incurred as a component of cost of sales.

Remote Tank Monitoring Services

The Company's Measurement Segment revenues associated with the Xact product line include satellite focused remote tank monitoring products and related monitoring services for markets in the IoT environment.

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

Customer Deposits and Prepayments

The Company defers revenue recognition of revenues in instances where consideration is received from customers in advance of the Company completing its obligations in exchange for such consideration. As of the fiscal year ended May 31, 2021 and May 31, 2020, significant contract balances were as follows:

	Fiscal Year Ended May 31,
	2021	2020
Contract liabilities:
Customer deposits, current	$55,464	$12,239
Gift card liabilities, current	37,900	—
Total customer deposits and prepayments	$93,364	$12,239

Commission costs are calculated as a percentage of sales for Acuity sales within the Measurement Segment and paid to both internal and external sales representatives. The Company accrues for the commission expense at the time of the sales, however, does not pay out commissions to its sales representatives until the related sales invoice is paid by the customer. These amounts are recorded within general, administrative and sales expense.

Cash, Cash Equivalents and Restricted Cash

The Company generally invests its excess cash in money market funds. The Company's investment policy also allows for cash to be invested in investment grade highly liquid securities, and the Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. The Company's cash consists of demand deposits in large financial institutions and money market funds. At times, balances may exceed federally insured limits. Restricted cash at the end of Fiscal 2020 consisted of an amount held in escrow related to the sale of the SBS within the Measurement Segment, as described in notes to the financial statements. The $420,000 restricted cash held in escrow was released in May 2021, with $192,034 disbursed to the Company and $227,966 to the purchaser of the SBS.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the Consolidated Balance Sheets as of May 31, 2021 and 2020 to the sum of the same such amounts as shown in the Consolidated Statement of Cash Flows for the respective years then ended:

	Fiscal Year Ended May 31,
	2021	2020
Cash and cash equivalents	$4,032,690	$10,146,531
Restricted cash	—	420,000
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$4,032,690	$10,566,531

Accounts Receivable, net

The Company maintains credit limits for all customers based on several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable aging reports, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company's domestic and international customers. In the event there is doubt about whether a customer account is collectible, a reserve is recorded. If these analyses lead management to the conclusion that a customer account is uncollectible, the balance will be directly charged to bad debt expense. Accounts receivable, net consisted of the following:

	Fiscal Year Ended May 31,
	2021	2020
Receivables	$1,252,968	$677,955
Less: allowance for doubtful accounts	(98,323)	(103,029)
Accounts receivable, net	$1,154,645	$574,926

Inventories, net

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

	Fiscal Year Ended May 31,
	2021	2020
Raw materials	$901,464	$441,728
Work-in-process	35,160	525,615
Finished goods	731,826	379,449
Total inventory	1,668,450	1,346,792
Inventory reserves	(115,140)	(287,435)
Inventory, net	$1,553,310	$1,059,357

Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; three years for vehicles; and twenty-five years for buildings and improvements. Depreciation expense for the fiscal years ended May 31, 2021 and 2020 was $427,161 and $56,554, respectively and are recorded within general, administrative and sales expenses on the consolidated statement of operations. Expenditures for maintenance and repairs are charged to expense as incurred, and are recorded within general, administrative and sales expenses on the consolidated statement of operations.

Property and equipment balances as of May 31, 2021 and 2020, respectively, consisted of the following:

	Fiscal Year Ended, May 31,
	2021	2020
Land	$159,000	$299,000
Buildings and improvements	2,989,140	1,847,505
Furniture, fixtures and equipment	1,788,784	396,264
Total plant and equipment	4,936,924	2,542,769
Less accumulated depreciation	(2,112,907)	(1,890,633)
Property and equipment, net	$2,824,017	$652,136

Assets Held for Sale

The Company owns a two story 35,050 sq. foot building in industrial zoning that has been listed for sale as of December 2020. Assets held for sale are stated at the lower of cost less depreciation or expected net realizable value. Depreciation is computed using the straight-line method over estimated useful lives of 25 years for building improvements. Expenditures for maintenance and repair are charged to expense as incurred and are recorded within general, administrative and sales expenses on the Consolidated Statement of Operations. As of May 31, 2021, assets held for sale consisted of:

Fiscal Year Ended, May 31,
2021
Land	$140,000
Buildings and improvements	246,135
Total assets held for sale	386,135
Less: accumulated depreciation	(211,288)
Assets held for sale, net	$174,847

Leases

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. Subsequent amendments have been issued by the FASB to clarify the codification and to correct unintended application of the new guidance. The ASU is required to be applied using a retrospective approach with two disclosure methods permissible. The full retrospective approach requires that the guidance be applied to each lease that existed at the beginning of the earliest comparative period presented. The modified retrospective approach requires that the guidance be applied to each lease that existed as of the beginning of the reporting period in which the entity first applied the standard. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions.

On June 1, 2019, the Company adopted the new standard using the modified retrospective approach and electing the option to not apply the guidance to comparative periods, which continue to be presented under the accounting methods in effect for those periods.

On November 22, 2019, the Company entered in a commercial lease agreement in which it is the lessor. This lease has been accounted for pursuant to Topic 842. The Company elected the practical expedient to not separate lease and non-lease components and will present property revenues as other income, combined based upon the lease being determined to be the predominant component. On November 22, 2019, the Company entered into a triple-net lease agreement with Tosei, whereby Tosei will lease the Company's building located at 2451 NW 28th Avenue, Portland, OR 97210 for a base monthly fee of $23,282 for a term of 120 months.

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

On October 1, 2020 the Company entered into a triple-net lease agreement in which it is the lessor (the "Humboldt Lease") with Humboldt Street Collective, LLC ("Humboldt"), whereby Humboldt will lease the Company's building located at 2765-2755 NW Nicolai Street, Portland, OR 97210 for a monthly fee of $3,185 for a term of 62 months.

On December 1, 2020 the Company entered into a triple-net lease agreement in which it is the lessor (the second “Humboldt Lease”) with Humboldt Street Collective, LLC, whereby Humboldt will lease a portion of the Company’s building located at 2451 NW 28th Avenue, Portland, OR 97210 for a monthly fee of $4,596 for a lease term of 59 months.

Bargain Purchase Gain

In connection with the acquisition of Ample Hills on July 9, 2020, the Company recognized an initial bargain purchase gain of $1,271,615 that was recorded as a component of other income on the consolidated statement of operations. The bargain purchase gain amount represents the excess of the estimated fair value of net assets acquired over the estimated fair value of the consideration transferred to the sellers and their landlords. In accordance with ASC 805 - Business Combinations (“ASC 805"), we have estimated the fair value of the net assets acquired as of the acquisition date. As a result of additional information obtained during the measurement period about the facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments of $132,807 which decreased the total bargain purchase gain recognized to $1,138,808. The adjustments were primarily related to additional cure payments subsequent to the acquisition which related to circumstances that existed prior to the acquisition date, and the identification of acquired inventory deemed obsolete as of the acquisition date. See Note 5 – Ample Hills Business Acquisition for further discussion.

Intangible Assets

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived assets included tradenames and trademarks for the Company’s Ice Cream Segment. The Company reviews the carrying values of identifiable intangibles annually or whenever events or changes in circumstances indicate that such carrying values may not be recoverable as required by ASC 350, Intangibles — Goodwill and Other. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative analysis. If the carrying value of a reporting unit exceeds its fair value, the Company measures any intangible impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of the intangible allocated to that reporting unit.

Unforeseen events, changes in circumstances, market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of the Company’s assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of acquired assets or the strategy for its overall business and significant negative industry or economic trends.

Finite-lived Intangible Assets

Amortizable intangible assets, include purchased technology and patents for the Company’s Measurement Segment and proprietary recipes and the Company’s website for its Ice Cream Segment. These assets are amortized over their estimated useful lives ranging from three to fifteen years. Amortization of intangible assets is recorded in general, administrative and sales expenses in the Consolidated Statements of Operations.

The Company reviews finite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net undiscounted cash flows from the operations to which the assets relate, based on management's best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of such undiscounted cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets, which is determined by discounting future projected cash flows.

Other Accrued Liabilities

As of May 31, 2021, other accrued liabilities includes $433,128 from the Ice Cream segment and $261,462 from the Measurement segment. The Ice Cream segment includes other accrued liabilities of $203,198 related to general accruals for routine operating expenses and $95,802 related to the build out of the new Prospect Park West shop in Brooklyn, New York. The Measurement segment includes other accrued liabilities of $82,380 related to SMS operating expenses, $62,204 of accrued SMS royalty expense related to a discontinued product line and $34,019 of professional fees. It also includes an accrual for warranty reserve and sales return reserve, recurring professional expenses for consulting relationships, legal fees related to business planning expenses, amounts financed on a short-term arrangement for the purchase of the Company's new enterprise resource planning software and amounts owed under various professional fee contracts for which invoices have not yet been received.

Foreign Currency

Prior to Fiscal 2021, the Company translated U.S. dollars at year-end exchange rates for assets and liabilities and weighted-average exchange rates for income and expenses. In Fiscal 2020, the resulting translation adjustments are included as a separate component of stockholders' equity titled "Accumulated Other Comprehensive Loss." In addition, translation gains and losses are included in net income for Fiscal 2020. The Company no longer has subsidiaries outside the U.S. as of the end of Fiscal 2020, and therefore, no foreign currency translation is required for Fiscal 2021.

Advertising

Advertising costs included in general, administrative and sales, are expensed when the advertising first takes place. Advertising expense was $63,635 and $7,767 for the years ended May 31, 2021 and 2020, respectively.

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

Stock-Based Compensation/Restricted Stock Units

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

Restricted Stock Units

Service-based and market-based restricted stock units (“RSUs”) are granted to key employees and members of the Company's Board of Directors. Service-based RSUs generally fully vest on the first anniversary date of the award. Market-based RSUs are contingent on continued service and vest based on the 15-day average closing price of the Company's Common Stock equal or exceeding certain targets established by the Compensation Committee of the Board of Directors.

The lattice model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award and calculates the fair value of the market-based RSUs. The expected stock price volatility for each grant is based on the historical volatility of the Company's stock for a period equivalent to the derived service period of each grant. The expected dividend yield is based on annual expected dividend payments. The average risk-free interest rate is based on the treasury yield rates as of the date of grant for a period equivalent to the derived service period of each grant. The fair value of each RSU is amortized over the requisite or derived service period, which is up to five years.

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

Each year the Company files income tax returns in the various taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company's financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. There were no potentially dilutive common shares from outstanding stock option for 2021 as a result of the Company’s net loss. There were 8,888 potentially dilutive common shares from outstanding stock options that have been excluded from diluted earnings per share for the years ended May 31, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk are trade accounts receivable. Credit terms generally require an invoice to be paid within 30 to 60 days or include a discount of up to 1.5% if the invoice is paid within ten days, with the net amount payable in 30 days. Terms are set for each account depending on the customer's credit standing with the Company.

Financial Instruments

The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, accounts payable, the current portion of PPP loans, customer deposits and prepayments) approximates fair value because of their short-term maturities.

NOTE 3 – RECENTLY ISSUED ACCOUNTING GUIDANCE

In February 2016, the FASB issued a new accounting standard on leasing. The new standard requires companies to record most leased assets and liabilities on the balance sheet, and also proposed a dual model for recognizing expense. The Company adopted the standard as of June 1, 2019, with retroactive reporting for prior periods (the comparative option). Adoption of these accounting changes did not have a material impact on the Consolidated Financial Statements.

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

NOTE 4 - INCOME TAXES

Effective Tax Rate

The effective tax rate for the Fiscal 2021 and Fiscal 2020 was 4.7% and 1.2%, respectively. The effective tax rate on consolidated net income/(loss) for Fiscal 2021 and Fiscal 2020 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

The provision for income taxes for the fiscal years ended May 31, 2021 and 2020 are as follows:

	Fiscal Year Ended May 31,
	2021	2020
Current provision for continued operations	$(403,666)	$(14,638)
Current provision for discontinued operations	—	60,677
Deferred provision	2,203,268	999,420
Change in valuation allowance	(2,203,268)	(999,420)
Total provision for income taxes	$(403,666)	$46,039

Deferred tax assets are comprised of the following components as of May 31, 2021 and 2020:

	Fiscal Year Ended May 31,
	2021	2020
Basis difference for assets	$(541,015)	$162,853
Inventory related items	30,910	75,500
ROU Leases	197,573	—
Other reserves and liabilities	163,348	112,829
Net operating loss carryforward	3,333,873	624,650
General business and other credit carry forward	450,252	455,841
Gross deferred tax assets	3,634,941	1,431,673
Deferred tax asset valuation allowance	(3,634,941)	(1,431,673)
Net deferred tax assets	$—	$—

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax basis of assets and liabilities and net operating loss carryforwards. During the fiscal year ended May 31, 2021, the Company increased its valuation allowance $2,203,268 as a result of the increase in the Company's deferred tax assets most of which was due to the increase in net operating losses carryforwards generated by the Fiscal 2021 results. During the fiscal year ended May 31, 2020, the Company decreased its valuation allowance by $999,420 which was due to the use of net operating losses carryforwards used against the gain on the sale. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent losses from continuing operations have been given more weight than projected future income when determining the need for a valuation allowance.

The Company has federal net operating loss carryforwards of $12,532,654 which begin to expire in 2037 along with the federal general business and other credit carryforwards. The Company has state net operating loss carryforwards of $12,767,308 which begin to expire in 2031.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax loss due to the following:

	Fiscal Year Ended May 31,
	2021	2020
Statutory federal rate	21.0%	21.0%
State Taxes, net of federal benefit	5.8%	5.3%
Change in deferred tax valuation allowance	(25.8)%	(27.1)%
Bargain Gain	4.8%	—%
R&E tax credits	—%	0.2%
Effect of foreign income tax rates	—%	(0.1)%
State minimum taxes	(0.1)%	1.7%
Permanent and other differences	(1.0)%	0.2%
Effective Tax Rate	4.7%	1.2%

Interest and penalties associated with uncertain tax positions are recognized as components of the Provision for income taxes. There was no liability for payment of interest and penalties as of May 31, 2021 and 2020. Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for the years ended May 31, 2018 and after are subject to examination.

NOTE 5 – AMPLE HILLS BUSINESS ACQUISITION

As described in Note 1 - The Company, on July 9, 2020, the Company entered into an agreement to acquire Ample Hills Holdings, Inc. and Ample Hills Creamery, Inc. and their subsidiaries. Ample Hills was a debtor-in-possession under title 11 of the United States Code, 11 U.S.C. § 101 et seq. pursuant to voluntary petitions for relief filed under Chapter 11 of the Bankruptcy Code on March 15, 2020. The acquisition was conducted through a Bankruptcy Court-supervised process subject to bidding procedures and certain closing conditions.

The terms of the agreement provided that the Company acquired select assets and liabilities of Ample Hills for a base purchase price of $1,000,000. Pursuant to the agreement, the Company also paid an additional $713,404 to certain landlords of Ample Hills in exchange for the right to assume such leases. The Company also incurred $125,167 in transaction costs in connection with the acquisition, which were recorded as operating expenses on income statement. Payment of the base purchase price, cure payments, and transaction costs were funded using cash on-hand as of the acquisition date.

The Company's operating strategy includes utilizing its capital for value opportunities. Accordingly, the primary purpose of the Ample Hills acquisition was to capitalize on this strategy by purchasing a business with a good brand name, which, in light of the price paid in bankruptcy, could have a significant upside.

In accordance with ASC 805, the Company has recognized the assets acquired and liabilities assumed at fair value as of the acquisition date. Under ASC 805, any excess of the fair value of the purchase consideration over the identified net assets is to be recorded as goodwill; conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recorded as a bargain purchase gain. The excess of the aggregate fair value of the tangible net assets acquired over the total purchase price was $1,138,808, which was recorded as a bargain purchase gain on the accompanying consolidated statement of operations for the fiscal year ended May 31, 2021. The bargain purchase gain was primarily due to the fair value of the identifiable intangible assets acquired.

The following table summarizes the Company’s purchase price allocation for the acquisition of Ample Hills:

Purchase Price
Cash paid to sellers	$1,000,000
Cure payments	713,404
Total purchase price	$1,713,404

Purchase Price Allocation
Assets Acquired
Right-of-use operating lease assets	$10,645,098
Website	25,445
Tradename and trademarks	903,422
Proprietary recipes	146,739
Security deposits	225,180
Machinery and equipment	564,553
Leasehold improvements	815,798
Inventory	632,100
Total assets acquired	$13,958,335

Liabilities Assumed
Right-of-use operating lease liabilities	$10,645,098
Deferred tax liability	405,688
Customer deposits	20,204
Gift card liabilities	35,133
Total liabilities assumed	11,106,123
Net assets acquired	2,852,212
Gain on bargain purchase	$1,138,808

Estimates of fair value are based upon assumptions believed to be reasonable. However, estimates are inherently uncertain and, as a result, may differ from actual performance. Pursuant to ASC 805, the Company may adjust the fair values of assets acquired and liabilities assumed as additional facts come to light for a period not to extend beyond one year of the acquisition date, or July 9, 2021. All such adjustments are recorded to the gain on bargain purchase in the period that the adjustment is identified.

See Note 13 - Segments for further details regarding the operating results of the Ice Cream Segment.

NOTE 6 - STOCKHOLDER RIGHTS AGREEMENT

On July 1, 2019, the Company entered into a Section 382 Rights Agreement with Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (the "Rights Agreement") in an effort to protect stockholder value by attempting to diminish the risk that the Company's ability to use its net operating losses ("NOLs") to reduce U.S. taxable income and tax liabilities in future taxable periods may become substantially limited.

Subsequent to the sale of SBS and the utilization of the  majority of NOLs in 2020, the Board of Directors believed the Rights Agreement served its purpose and the Board passed a resolution to terminate the Rights Agreement effective January 14, 2021.

NOTE 7 – STOCK OPTIONS AND STOCK-BASED COMPENSATION

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

Stock Options

The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. These variables include, but are not limited to:

·	Risk-Free Interest Rate. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award.

·	Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures.

·	Expected Volatility. The Company estimates the volatility of its Common Stock at the date of grant based on the historical volatility of its common stock. The volatility factor the Company uses is based on its historical stock prices over the most recent period commensurate with the estimated expected life of the award. These historical periods may exclude portions of time when unusual transactions occurred.

·	Expected Dividend Yield. The Company does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of 0.

·	Expected Forfeitures. The Company uses relevant historical data to estimate pre-vesting option forfeitures. The Company records stock-based compensation only for those awards that are expected to vest.

There were no options granted during the fiscal years ended May 31, 2021 and 2020 and the Company had outstanding stock options to purchase 22,500 shares of Common Stock as of May 31, 2021 and 2020. All outstanding options are fully vested and exercisable with a weighted-average exercise price of $1.70. As all options outstanding as of May 31, 2021 and 2020 were fully vested, the Company did not record any additional stock-based compensation expense during the fiscal years ended May 31, 2021 and 2020.

Options granted, exercised, canceled and expired under the Company's stock-based compensation plans during the fiscal years ended May 31, 2021 and 2020 are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable - May 31, 2019	254,166	$2.41	5.8	$612,540
Options granted	—
Options exercised	(69,166)	$1.82
Options forfeited/canceled	(162,500)	$2.77
Options outstanding and exercisable - May 31, 2020	22,500	$1.70	6.9	$38,250
Options granted	—	—
Options exercised	—	—
Options forfeited/canceled	—	—
Options outstanding and exercisable - May 31, 2021	22,500	$1.70	5.8	$38,250

Restricted Stock Units

Service-based and market-based RSUs are granted to key employees and members of the Company's Board of Directors. Service-based RSUs generally fully vest on the first anniversary date of the award. Market-based RSUs are contingent on continued service and vest based on the 15-day average closing price of the Company's Common Stock equal or exceeding certain targets established by the Compensation Committee of the Board of Directors. No market-based RSUs were granted during the fiscal year ended May 31, 2021.

The lattice model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award and calculates the fair value of the market-based RSUs. The Company used the following assumptions in determining the fair value of market-based RSUs:

	Fiscal Year Ended May 31,
	2021	2020
Expected stock price volatility	N/A	54.1%
Expected dividend yield	N/A	—%
Average risk-free interest rate	N/A	2.3%

The expected stock price volatility for each grant is based on the historical volatility of the Company's stock for a period equivalent to the derived service period of each grant. The expected dividend yield is based on annual expected dividend payments. The average risk-free interest rate is based on the treasury yield rates as of the date of grant for a period equivalent to the derived service period of each grant. The fair value of each RSU is amortized over the requisite or derived service period, which is up to five years. The RSUs granted during the fiscal year ended May 31, 2020 have a grant date fair value of $218,379.

During the fiscal year ended May 31, 2020, six tranches, consisting of 18,000 units, of market-based RSUs were granted. The fair value of the on the grant date of the units was $27,900. All outstanding market-based RSUs vested in Fiscal 2021.

During the fiscal year ended May 31, 2021, there were 76,315 service-based RSUs granted. The total fair value of the RSUs at grant date was $372,717. Of the service-based RSUs outstanding, 97,225 units vested, and no units canceled. RSU activity under the Company's stock-based compensation plans during the fiscal year ended May 31, 2021 is summarized as follows:

	Number of Units	Weighted- Average Price at Grant Date	Aggregate Intrinsic Value
Non-vested restricted stock units – May 31, 2020	55,147	$3.28	$180,882
Restricted stock units granted	76,315	4.88	372,717
Restricted stock units vested	(97,225)	4.03	(392,199)
Non-vested restricted stock units – May 31, 2021	34,237	$4.71	$161,400

During fiscal year ended May 31, 2021, total restricted stock unit compensation expense recognized was $266,545 and has been recorded as general, administrative and sales expense in the Consolidated Statements of Operations and Comprehensive Loss. Stock compensation expense related to non-vested restricted stock units with a time vesting condition was $81,385.

NOTE 8 – WEIGHTED-AVERAGE SHARES AND RECONCILIATION

Basic net loss from continuing operations per share is computed using the weighted-average number of shares of Common Stock outstanding. Diluted net loss per share is computed using the weighted-average number of shares of Common Stock outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase Common Stock and restricted stock units vested but not issued. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods.

For the fiscal year ended May 31, 2021, potentially dilutive securities consisted of options of 22,500 shares of Common Stock at $1.70 per share. Of these potentially dilutive securities, none of the shares of Common Stock underlying the options are included in the computation of diluted earnings per share because the Company incurred a net loss from continuing operations. In periods when a net loss is incurred in continuing operations, no Common Stock equivalents are included in the calculation of diluted net income or loss from discontinued operations or overall Company net income or loss since they are antidilutive. As such, all stock options outstanding are excluded from the computation of diluted net income in those periods.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for loss from continuing operations for fiscal years ended May 31, 2021 and 2020, respectively:

	Net	Weighted-Avg	Per Share
	Loss	Shares	Amount
Fiscal year ended May 31, 2021
Basic earnings per share from continuing operations			$(2.15)
Loss available to stockholders	$(8,089,672)	3,765,783	—
Loss available to common stockholders	$(8,089,672)	3,765,783	$(2.15)
Fiscal year ended May 31, 2020
Basic earnings per share from continuing operations			$(0.47)
Loss available to stockholders	$(1,842,304)	3,939,833
Loss available to common stockholders	$(1,842,304)	3,939,833	$(0.47)

On December 3, 2019, the Company announced that its Board of Directors authorized a share repurchase plan to buy up to $2,000,000 of its Common Stock. The Company intends to purchase shares from time to time through open market and private transactions in accordance with SEC rules. The plan was authorized through December 16, 2020. For the fiscal year ended May 31, 2021, the Company repurchased 418,051 Shares, at an average price of $3.23 per share, under its previously announced $2,000,000 share repurchase plan, which was done in accordance with a 10b5-1 plan.

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

NOTE 9 - LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. Subsequent amendments have been issued by the FASB to clarify the codification and to correct unintended application of the new guidance. Topic 842 is required to be applied using a retrospective approach with two disclosure methods permissible. The full retrospective approach requires that the guidance be applied to each lease that existed at the beginning of the earliest comparative period presented. The modified retrospective approach requires that the guidance be applied to each lease that existed as of the beginning of the reporting period in which the entity first applied the standard. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions.

On June 1, 2019, the Company adopted the new standard using the modified retrospective approach and electing the option to not apply the guidance to comparative periods, which continue to be presented under the accounting methods in effect for those periods.

Lessor Arrangements

On November 22, 2019, the Company entered in a commercial lease agreement in which it is the lessor. This lease has been accounted for pursuant to ASU No. 2016-02, "Leases (Topic 842)". The Company elected the practical expedient to not separate lease and non-lease components and will present property revenues as other income, combined based upon the lease being determined to be the predominant component. On November 22, 2019, the Company entered into a triple-net lease agreement with Tosei America, Inc., whereby Tosei will lease the Company's building located at 2451 NW 28th Avenue, Portland, OR 97210 for a base monthly fee of $23,282 for a term of 120 months.

The lessor commercial agreement contains a 10-year term with a renewal option to extend, which will be considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period, and early termination options based on established terms specific to the individual agreement. Minimum future lease payments receivable are as follows:

Years Ending May 31,
2022	$291,906
2023	300,666
2024	309,870
2025	319,164
2026	328,740
Thereafter	1,228,860
Total undiscounted cash flow	$2,779,206

On October 1, 2020 the Company entered into a triple-net lease agreement in which it is the lessor (the "Humboldt Lease") with Humboldt Street Collective, LLC ("Humboldt"), whereby Humboldt will lease the Company's building located at 2765-2755 NW Nicolai Street, Portland, OR 97210 for a monthly fee of $3,185 for a term of 62 months. This lease arrangement has been accounted for pursuant to ASU Topic 842. Minimum future lease payments receivable are as follows:

Years Ending May 31,
2022	$94,959
2023	97,807
2024	100,742
2025	103,764
2026	47,585
Total undiscounted cash flow	$444,857

Lessee Arrangements

On July 9, 2020, the Company executed a business combination through its acquisition of Ample Hills. In connection with this business combination, the Company became the lessee for multiple leased stores and a manufacturing facility. The Company renegotiated the terms of these leases contemporaneously with the closing of the acquisition. The arrangements were determined to be operating leases, and the respective lease liabilities were measured based upon the present value of future lease payments at the acquisition date.

To determine whether a contract is or contains a lease, the Company determines at contract inception whether it contains the right to control the use of an identified asset for a period of time in exchange for consideration to the counterparty in the transaction. If the Company determines that the contract provides the right to obtain substantially all of the economic benefit from the use of the leased asset, as well as the right for the Company to direct the asset's use, the Company recognizes a right-of-use asset and liability upon contract inception. The initial carrying value of the operating lease liability is determined by calculating the present value of future lease payments under the contract. The Company considers the future lease payments under the original terms of the contract and also includes explicitly enumerated renewal periods where management is reasonably certain that such renewal options will be exercised. Our operating leases contain varying terms and expire at various dates through 2030. Lease expenses under fixed term leases were $1,438,502 and $0 for Fiscal 2021 and Fiscal 2020, respectively.

Certain of our operating leases contain variable lease payments, either in part or in total, related to certain performance targets by the Company at the underlying store locations. These variable leases costs are recognized as incurred in accordance with Topic 842.

The Company's future minimum lease payments required under operating leases that have commenced as of May 31, 2021 were as follows:

Years Ending May 31,
2022	$1,457,541
2023	1,714,502
2024	1,720,065
2025	1,694,403
2026	1,464,115
Thereafter	5,203,649
Total lease payments	13,254,275
Less: imputed interest	(2,070,080)
Present value of lease payments	11,184,195
Less: current lease obligations	(1,042,331)
Long-term lease obligations	$10,141,864

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

Lease term and discount rates were as follows:

May 31, 2021
Weighted-average remaining lease term (years)	7.39
Weighted-average discount rate	3.87%

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may make further contributions in the form of a profit-sharing contribution or a discretionary contribution. The Company made matching contributions in conjunction with employee contributions to the plan totaling $55,005 and $5,710 during the years ended May 31, 2021 and 2020, respectively.

NOTE 11 - CUSTOMER CONCENTRATION

The Company had one customer who exceeded 10% of net revenues for Fiscal 2021, who accounted for 15.4% of net revenues. The same customer accounted for 33.8% of total revenues in Fiscal 2020.

NOTE 12 - DISCONTINUED OPERATIONS

On October 10, 2019, the Company entered into an agreement ("Purchase Agreement") to sell the SBS business line to Tosei Engineering Corp. and Tosei America, Inc. (collectively "Tosei" or Buyer) for a purchase price of $10,500,000 in cash. The transaction closed on November 22, 2019 and included certain assets held by the U.S. parent company and all the outstanding stock of the UK subsidiary, Schmitt Europe Limited. As a result, the financial position, results of operations, and cash flows relating to our SBS business line are reported as discontinued operations in the accompanying financial statements.

The consideration included $9,940,000 in unrestricted cash from the Buyer at closing, plus $420,000 to be placed into an escrow account, net of $140,000 in minimum cash settled via the funds flow at closing. Remaining escrow funds became unrestricted after certain events were completed and after one year from the date of closing. The $420,000 restricted cash held in escrow was released in May 2021, with $192,034 disbursed to the Company and $227,966 to the purchaser of the balancer business. The Purchase Agreement required an adjustment to purchase price after closing based on the difference between (a) the calculated amount of working capital at closing and (b) the target working capital of $4,200,000. The closing working capital calculation resulted in $107,000 in net proceeds paid from Buyer to Seller in February 2020.

In connection with the Purchase Agreement, the Company entered into a Transition Service Agreement ("TSA") with the Buyer during the transition of certain accounting and treasury processes. The Company collected approximately $80,000 of cash belonging to the buyer via the TSA that is included in the cash and cash equivalents, accounts receivable, and other accrued liabilities at May 31, 2020. As of May 31, 2021 there were no residual balances remaining related to this matter.

The following table summarizes the consideration and gain recognized in the fiscal year ended May 31, 2020 associated with the sale of the SBS Business:

Purchase Price	$10,500,000
Cash in SEL	69,157
Less:
Net assets sold	4,460,177
Minimum cash	140,000
Transaction fees	453,287
Release of cumulative translation adjustment from OCI	455,848
Plus or minus:
Closing adjustments	107,000
Pre-tax gain on sale	5,166,845
Income taxes	62,100
Gain on sale, net of income taxes	$5,104,745

The following is a composition of the line items constituting income from discontinued operations:

Fiscal Year Ended May 31, 2020
Net sales	$4,343,008
Cost of revenue	2,374,251
Gross profit	1,968,757
Operating expenses:
General, administrative and sales	1,252,222
Research and development	35,920
Total operating expenses	1,288,142
Operating income	680,615
Other income (expense), net	(63,904)
Income before Taxes	616,711
Provision for Income taxes	(1,423)
Net income from discontinued operations	$618,134

NOTE 13 – SEGMENT INFORMATION

As described in Note 1 - The Company and Note 5 - Ample Hills Business Acquisition, the Company closed on the acquisition of Ample Hills during the fiscal year ended May 31, 2021. With the acquisition of Ample Hills, the Company has two reportable business segments, Ice Cream and Measurement. The Ice Cream Segment encompasses the activities of Ample Hills and focuses on the wholesale and retail sale of the Company’s ice cream products from 11 separate retail locations in New York, New Jersey and California. The Measurement Segment focuses on laser-based test and measurement systems and ultrasonic products. All of the Company’s operations are conducted within North America.

The Company has previously reported segment information between their two identified legacy reportable segments: Balancer and Measurement. As described in Note 12 - Discontinued Operations, the Company sold the Dynamic Balance Systems (“SBS”) business line on November 22, 2020. This entity composed substantially all of the business activities of the Company’s legacy Balancer segment. Subsequent to this sale, management determined that the Company had a single reportable segment (until the aforementioned acquisition of Ample Hills closed during the fiscal year ended May 31, 2021). The foregoing information presents the balances and activities of the Measurement Segment for both Fiscal 2021 and Fiscal 2020 and for the Ice Cream segment the balances and activities for Fiscal 2021 due to the acquisition occurring on July 9, 2020:

Segment Information

	Fiscal Year Ended May 31,
	2021		2020
	Ice Cream*	Measurement	Ice Cream	Measurement
Net revenue	$4,043,436	$3,820,914	$—	$4,189,924
Gross margin	$1,591,207	$1,679,555	$—	$1,950,548
Gross margin %	$39.4%	$44.0%	$—	$46.6%
Operating loss	$(7,820,240)	$(2,065,891)	$—	$(2,179,922)
Depreciation expense	$377,641	$49,520	$—	$56,554
Amortization expense	$22,062	$100,000	$—	$104,583
Capital expenditures	$1,382,959	$21,871	$—	$32,982

(*) Ice Cream Segment activity includes activities from the date of acquisition (July 9, 2020) through May 31, 2021.

Segment Assets

	Fiscal Year Ended May 31,
	2021	2020
Segment assets to total assets
Ice Cream Segment	$10,713,832	$—
Measurement Segment	2,565,701	2,251,090
Corporate assets	7,894,397	10,950,136
Total assets	$21,173,930	$13,201,226

All of the Company’s operations for both the Ice Cream Segment and the Measurement Segments are conducted within North America.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. ("TMA"), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net revenues (defined as gross sales less returns, allowances and sales commissions) of the Company's surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the fiscal years ended May 31, 2021 and 2020 amounted to $32,106 and $29,965, respectively.

In Fiscal 2020, the Company determined that it was more likely than not that the Company had a pre-existing tax liability related to prior periods. The Company has analyzed the liability and estimated it to be $265,349 and accordingly, the Company recognized estimated liability in operating expenses in Fiscal 2020 and recorded an accrual for the liability. Management has evaluated the exposure related to this matter and believes that the remaining liability is its best estimate as of May 31, 2021

NOTE 15 – INTANGIBLE ASSETS

Indefinite-Lived Intangible Assets

In connection with the acquisition of Ample Hills on July 9, 2021, the Company acquired tradenames and trademarks related to the Ample Hills business. The Company estimated the fair value of these assets utilizing the relief-from-royalty method. These assets were determined to be indefinite-lived and are not amortized, but instead are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that such carrying values may not be recoverable as required by ASC 350, Intangibles — Goodwill and Other. The Company first performs a qualitative analysis to determine if it is “more likely than not” that an impairment event has occurred. If it is deemed to be more likely than not, then the Company will perform a qualitative analysis to estimate the fair value of the assets based on their discounted future cash flows. Should the carrying value of such assets exceed this fair value estimate, then an impairment charge for the difference will be recognized in earnings. The Company’s annual qualitative impairment analysis indicated that it was more likely than not that the indefinite-lived assets were impaired and, accordingly, a quantitative analysis was performed.

During the fourth quarter of 2021, the Company made an evaluation based on factors such as changes in the Ice Cream segment’s growth rate and recent trends in the Ice Cream segment’s forecasted financial information, and concluded that a triggering event for an interim impairment analysis had occurred. As part of qualitative assessment, it was determined that the carrying value of the Ample Hills Tradename exceeded its estimated fair value. The Tradename was valued using the relief-from-royalty method – a variation of the income approach – which was used for the initial valuation of the Tradename in connection with the Company’s acquisition of Ample Hills. Due to a reduction in estimated total enterprise value as a result of the change in financial projections, there is no incremental fair value to allocate to the tradename. Therefore, the Company recognized an impairment loss in the amount of $903,422, which equals the total carrying value of the Tradename as of the testing date.

Finite-lived Intangible Assets

Amortizable intangible assets, include purchased technology and patents for the Company’s Measurement Segment and proprietary recipes and the Company’s website for its Ice Cream Segment. These assets are amortized over their estimated useful lives ranging from three to fifteen years. In total, the weighted-average remaining amortization period of the Company’s intangible assets was 4.69 years as of May 31, 2021.

As of May 31, 2021 and May 31, 2020, for the Measurement Segment, the gross carrying value of amortizable intangible assets was $2,085,362, and accumulated amortization was $1,897,759 and $1,797,760, respectively, which includes fully amortized assets. Amortization expense for the Measurement Segment for both years ended May 31, 2021 and May 31, 2020 was $100,000. The weighted-average remaining amortization period for Measurement Segment intangible assets was 1.75 years as of May 31, 2021.

As of May 31, 2021, for the Ice Cream Segment, the gross carrying value of amortizable intangible assets was $172,184, and accumulated amortization was $22,062. Amortization expense for the Ice Cream Segment for the year ended May 31, 2021 was $22,062. The weighted-average remaining amortization period for Ice Cream Segment intangible assets was 8.26 years as of May 31, 2021.

The following table presents the major components of finite-intangible assets which are subject to amortization as of May 31, 2021:

As of May 31, 2021	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets subject to amortization:
Measurement Segment
Patented technology	15	$1,663,538	$(1,475,935)	$187,603
Measurement Segment finite-lived assets		1,663,538	(1,475,935)	187,603

Ice Cream Segment
Proprietary recipes	10	146,739	(13,934)	132,805
Company website	3	25,445	(8,128)	17,317
Ice Cream Segment finite-lived intangible assets		172,184	(22,062)	150,122
Total finite-lived intangible assets		$1,835,722	$(1,497,997)	$337,725

Estimated amortization expense for each of the following years is as follows:

Year Ending May 31,
2022	$127,738
2023	101,593
2024	15,381
2025	14,674
2026	14,674
Thereafter	63,665
Total expected amortization expense	$337,725

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net undiscounted cash flows from the operations to which the assets relate, based on management's best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined to be in excess of such undiscounted cash flows, the asset is considered impaired and a loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets, which is determined by discounting future projected cash flows.

NOTE 16 – LONG-TERM DEBT

Paycheck Protection Program Loan

On March 21, 2020, the Coronavirus Aid Relief and Economic Security Ace (“CARES ACT”) was enacted. The CARES ACT established the PPP which funds eligible businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and accrued interest if the proceeds are used for eligible costs, which include, but are not limited to, payroll, benefits, mortgage, lease, and utility expenses.

As of May 31, 2021, the Company’s long term debt includes three PPP loans (the “Loans”)The Company received three PPP loans during Fiscal 2021 as follows:

	Loan Amount	Issuance Date	Maturity Period	Interest Rate
PPP Loans
Schmitt Industries*	$588,534	July 30, 2020	5 years	1.0%
Ample Hills	1,471,022	July 30, 2020	5 years	1.0%
Ample Hills	2,000,000	April 6, 2021	5 years	1.0%
Total PPP Loan Balance	$4,059,556

*Subsequent to Schmitt receiving the proceeds of this loan, the Company returned $264,476 of the funds received.

The first two loans were granted on July 30, 2020 (collectively the “First Draw PPP Loan”) under two notes payable. Both notes were issued July 30, 2020 and funds were disbursed on August 3, 2020. The third loan was granted April 6, 2021 (the “Second Draw PPP Loan”) under a note payable. The note payable issued by Ample Hills for the Second Draw PPP Loan was dated April 6, 2021 (the three notes collectively the “Notes”) and funds were disbursed April 6, 2021. The Notes mature five years from the date of issuance and bear interest annually of 1.0%. Interest is accrued monthly, commencing on the date of issuance. Principal and accrued interest are payable monthly through the maturity date, commencing on July 30, 2020 for the First Draw PPP Loan and April 6, 2021 for the Second Draw PPP Loan, unless forgiven as described below. The Notes may be prepaid at any time prior to maturity with no prepayment penalties. As noted above, Loan proceeds may be used only for eligible expenses. The Company has used and intends to use the remaining funds for eligible purposes, including the re-hiring of Ample Hill’s workforce, The Company is currently seeking forgiveness of the balance of the First Draw PPP Loan and intends on seeking forgiveness for the Second Draw PPP Loan.

Forgiveness of the Loans is available for principal that is used for the limited purposes that qualify for forgiveness under the requirements of the United States Small Business Administration (“SBA”), in addition to accrued interest. To obtain forgiveness, the Company must request it, provide documentation in accordance with SBA requirements and certify that the amounts requested to be forgiven qualify under those requirements. There is no guarantee that the Loan will be forgiven by the SBA and therefore, the Company has recorded a $3,795,080 loan payable on the Consolidated Balance Sheet as of the end of Fiscal 2021. Of this amount, $541,691 has been recorded as a current liability to reflect the amount due within twelve months from the end of Fiscal 2021.

As of May 31, 2021, the Company has the following current and long-term liabilities recorded for the PPP loans:

	Fiscal Year Ended May 31,
	2021	2020
PPP Loan Balance
Current	$541,691	$—
Long-term	3,253,389	—
Total PPP Loan Balance	$3,795,080	$—

NOTE 17 – OUT-OF-PERIOD ADJUSTMENTS

During Fiscal 2021, the Company recorded an out-of-period adjustment that affected the Consolidated Balance Sheet as of the end of Fiscal 2021 and the Consolidated Statement of Operations and Comprehensive Loss and the Consolidated Statement of Changes in Stockholders’ Equity for Fiscal 2021. The adjustment related to the matter in which the Company was accounting for market-based stock-based compensation. The impact of this adjustment resulted in a decrease of stock-based compensation of $243,187 in Fiscal 2021. The Company also recorded a decrease in common stock of $243,187 as of the end of Fiscal 2021. Management has evaluated the impact of this out-of-period adjustment and has concluded that it is not material to any current or previously reported annual period.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Schmitt Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Schmitt Industries, Inc. (the "Company") as of May 31, 2021, the related Consolidated Statement of Operations and Comprehensive Loss, Stockholders’ Equity and Cash Flows for the year ended May 31, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021, and the consolidated results of its operations and its cash flows for the year ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination

As described in Note 5 to the consolidated financial statements, the Company completed its acquisition of Ample Hills Creamery for consideration of $1.7 million during the first quarter of fiscal year 2021. The Company allocated the fair value of the purchase consideration to the assets acquired and liabilities assumed in the acquired entity generally based on their fair values at the acquisition date. As a result of the acquisition, management was required to estimate fair values of the assets acquired and liabilities assumed, including certain identifiable intangible assets. Management utilized a third-party valuation specialist to assist in the preparation of the valuation of certain identifiable intangible assets.

We identified the determination of fair values of certain identifiable intangible assets, which primarily included trade names and trademarks, proprietary recipes, and a website, as a critical audit matter. Management exercised significant judgment to select the valuation methods and to develop the assumptions used in the measurement of the fair value of the identifiable intangible assets. Significant assumptions included discount rates, royalty rates, and projected revenue growth rates. These assumptions are forward-looking and could be affected by future economic and market conditions. The principal considerations for our determination included the following: (i) changes in the significant assumptions that could have a significant impact on the fair value of the assets acquired, (ii) significant unobservable inputs and assumptions utilized by management in determining the fair value of the identifiable intangible assets acquired and liabilities assumed, including the earn-out provision, and (iii) appropriateness of use of various valuation models to determine the fair value of the identifiable intangible assets acquired. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address the critical audit matter included:

•	Testing the completeness, accuracy and relevance of underlying data used in the analysis.

•	Assessing the reasonableness of significant underlying assumptions through: (i) comparing prospective financial information to current industry trends, as well as to historical performance of the acquired business, and (ii) performing analyses to evaluate the potential effect of changes in the significant assumptions.

•	Utilizing personnel with specialized knowledge and skills with valuations to assist in: (i) assessing the reasonableness of certain significant assumptions incorporated into the various valuation models, and (ii) assessing the appropriateness of various valuation models utilized by management to determine the fair values of the assets acquired.

Going Concern Assessment

As described in Note 2 to the consolidated financial statements, the Company has realized a net loss for the year ended May 31, 2021 and has negative cash flows from operating activities as of May 31, 2021. The Company determined these, and other factors, raised substantial doubt as to the Company's ability to continue as a going concern one year from the issuance date of the consolidated financial statements. The Company believes that the projected cash flows from continuing operations, existing cash on hand as of May 31, 2021 and access to a $1.3 million line of credit are sufficient to fund operations and pay operating expenses for at least one year following the issuance of these consolidated financial statements, which alleviates any substantial doubt about the Company's ability to continue as a going concern. In making this determination, management prepared a one-year cash flow projection. Management used significant assumptions in preparing the one-year cash flow projection, which included expected operating costs and financing obligations.

How We Addressed the Matter in Our Audit

The principal considerations for our determination that the evaluation of management's going concern analysis was a critical audit matter are the significant judgment and subjectivity from management when evaluating the uncertainty related to the Company's future cash flow projection and a high degree of auditor judgment in evaluating management's forecasts for at least the next 12 months.

The primary procedures we performed to address the critical audit matter included:

•	Obtaining evidence of the Company’s access to a $1.3 million line of credit.

•	Evaluating the reasonableness of key assumptions and estimates used by the management in the one-year cash flow projection in the light of its existing operating requirements and plans.

•	Testing the completeness, accuracy, and relevance of underlying data in the one-year cash flow projection.

•	Evaluating the reasonableness of management's plans on the cash flow requirements of the operations.

•	Evaluating the adequacy of the Company's disclosure of management's plans in the notes to the consolidated financial statements.

Indefinite-Lived Intangible Asset Impairment

As described in Notes 2, 5 and 15 to the Company’s consolidated financial statements, in connection with the business acquisition, the Company identified certain indefinite-lived intangible assets. The Company’s evaluation of indefinite-lived intangible assets for impairment involves the comparison of the fair value of each reporting unit or indefinite-lived intangible asset to its carrying value. The Company estimates fair value using the income method, which is based on the present value of estimated future cash flows attributable to the respective assets. This requires management to make significant estimates and assumptions related to forecasts of future net sales and earnings, including growth rates beyond a 10-year time period, royalty rates, and discount rates. Changes in the assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. During the fourth quarter of 2021, the Company made an evaluation based on factors such as changes in the Ice Cream segment’s growth rate and recent trends in the Ice Cream segment’s forecasted financial information and concluded that a triggering event for an interim impairment analysis had occurred. As a result, the Company performed its impairment assessments of the Ice Cream reporting unit and the Ample Hills tradename indefinite-lived intangible asset (the “Ample Hills Brand”). Because the estimated fair values of the tradename and trademarks did not exceed their carrying values, an impairment was recorded, and the asset was written-off in its entirety.

We identified the Company’s impairment evaluations of the Ice Cream reporting unit and the Ample Hills brand as a critical audit matter because of the significant judgments made by management to estimate the fair values of the reporting unit and the brand. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future net sales and earnings as well as the selection of royalty rates and discount rates, including the need to involve our valuation specialists.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•	Evaluating management’s ability to accurately forecast net sales and earnings by comparing actual results to management’s historical forecasts.

•	Evaluating the reasonableness of management’s forecast of net sales and earnings by comparing the forecasts to:

•	Historical net sales and earnings.

•	Underlying analysis detailing business strategies and growth plans including consideration of the effects related to the COVID-19 pandemic.

•	Internal communications to management and the Board of Directors.

•	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

•	Utilizing personnel with specialized knowledge and skills with valuations to assist in: (i) assessing the reasonableness of certain significant assumptions incorporated into the various valuation models, and (ii) assessing the appropriateness of various valuation models utilized by management to determine the fair values of the reporting unit and brand assets.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

Melville, New York

August 31, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Schmitt Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Schmitt Industries, Inc. and subsidiaries (the “Company”) as of May 31, 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2020, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Portland, Oregon

August 31, 2020

We served as the Company’s auditor from 2009 to 2021.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2021.

Our CEO and CFO concluded that we have a material weakness in internal control over financial reporting due to deficiencies in the design and operation of internal controls over segregation of duties, as well as insufficient and imprecise management review controls in the financial close process relating to the accounting for stock-based compensation, accounts receivable, accounts payable, inventory, accrued liabilities, sales taxes, expense classification, depreciation of property and equipment, and earnings per share. In addition, the Company has insufficient number of qualified accounting personnel governing the financial close and reporting process.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and CFO have concluded that, as of May 31, 2021 the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Remediation of Material Weaknesses

Management has developed a remediation plan in response to the material weakness identified. Management intends to leverage additional accounting resources, both internal and external, to strengthen the financial close and reporting process so as to more effectively detect such misstatements in a more timely fashion. Additional accounting resources include the Company’s announcement of the appointment of Philip Bosco as Chief Financial Officer on November 6, 2020, effective December 1, 2020. In addition, a consulting firm has been engaged to assist with the development and implementation of our internal controls remediation plan.

The remediation plan includes both management’s assessment and recommendations from independent accounting advisors used in the review process.  This remediation plan is intended to address the identified material weaknesses and enhance our overall control environment.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Notwithstanding the identified material weaknesses, management believes that the Consolidated Financial Statements included in this Annal Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

In the current fiscal year ending May 31, 2021, the Company acquired the Ample Hills business. As of May 31, 2021, management has expanded the head count in the accounting and finance department and is in the process of integrating this new business line into the Company's overall internal control environment. Further, management has performed a thorough review of processes and procedures to ensure appropriate segregation of duties are in place to improve the internal control environment. Management anticipates completing these integration efforts by the end of the fiscal year ending May 31, 2022.

During Fiscal 2021, the Company identified an error in its recording of market-based stock compensation, and recorded an adjustment to the Consolidated Balance Sheet as of May 31, 2021, the Consolidated Statement of Operations and Comprehensive Income (Loss) and the Consolidated Statement of Changes in Stockholders Equity for the periods then ended.

Other than the above referenced matter, including those described in the Remediation of Material Weakness section above, there has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal year ended May 31, 2021 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Certain information required by Part III is included in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders ("Proxy Statement") and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the Company's Proxy Statement relating to the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the Company's Proxy Statement relating to the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Company's Proxy Statement relating to the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the Company's Proxy Statement relating to the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the Company's Proxy Statement relating to the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements

(1)	Consolidated Balance Sheets as of May 31, 2021 and 2020

(2)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended May 31, 2021 and 2020

(3)	Consolidated Statements of Cash Flows for the years ended May 31, 2021 and 2020

(4)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2021 and 2020

(5)	Notes to Consolidated Financial Statements for the years ended May 31, 2021 and 2020

(6)	Reports of Independent Registered Public Accounting Firms

(b)    Financial Statement Schedules: All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(c)    Exhibits: Reference is made to the list on page 68 and 69 of the Exhibits filed with this report.

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

[Form 8-K filed on July 15, 2020, Exhibit 2.1]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1998, Exhibit 3(i)]

*3.2	Articles of Amendment to Articles of Incorporation of Schmitt Industries, Inc. [Form 8-K filed on July 2, 2019, Exhibit 3.1]

*3.3	Articles of Amendment to Articles of Incorporation of Schmitt Industries, Inc. [Form 8-K filed on January 27, 2021, Exhibit 3.1]

*3.3	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1998, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*4.2	Section 382 Rights Agreement, dated as of July 1, 2019, between Schmitt Industries, Inc. and Broadridge Corporate Issuer Solutions, Inc. [Form 8-K filed on July 2, 2019, Exhibit 4.1]

4.3	Amendment to Rights Agreement, dated as of January 25, 2021, between the Corporation and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent. [Form 8-K filed on January 27, 2021, Exhibit 4.1]

4.4	Description of Securities [Form 10-K for the fiscal year ended May 31, 2020, Exhibit 4.3]

*10.1†	Schmitt Industries, Inc. 2014 Equity Incentive Plan. [Appendix A to Schedule 14A filed on August 26, 2014]

*10.2	Asset Purchase Agreement and Stock Purchase Agreement dated October 9, 2019. [Form 8-K filed on October 11, 2019, Exhibit 1.01(A)]

*10.3	Transition Services Agreement, dated November 22, 2019 between the Company and Tosei America, Inc. [Form 8-K filed on November 27, 2019, Exhibit 99.1]

*10.4	Lease Agreement, dated November 22, 2019 between the Company and Tosei America, Inc. [Form 8-K filed on November 27, 2019, Exhibit 99.2]

*10.5†		Employment Agreement for Jamie Schmidt dated January 14, 2020. [Form 8-K filed on January 16, 2020, Exhibit 10.1]

*10.6		Promissory Note, dated August 3, 2020 [Form 10-K for the fiscal year ended May 31, 2020]

*10.7		Promissory Note, dated August 3, 2020 [Form 10-K for the fiscal year ended May 31, 2020]

*10.8		Multi-Tenant Net Lease dated October 1, 2020 between Humboldt Street Collective, LLC and Schmitt Industries, Inc. [Form 10-Q for the fiscal quarter ended August 31, 2020, Exhibit 10.1]

*10.9	†	Chief Executive Officer Agreement dated September 30, 2020 between Schmitt Industries, Inc. and Michael R. Zapata. [Form 10-Q for the fiscal quarter ended August 31, 2020, Exhibit 10.2]

*10.10	†	Chief Financial Officer Agreement dated November 16, 2020 between SCHMITT INDUSTRIES, Inc. and Philip Bosco. [Form 10-Q for the fiscal quarter ended November 30, 2020, Exhibit 10.3]

*10.11		Multi-Tenant Net Lease dated December 1, 2020 between Humboldt Street Collective, LLC and SCHMITT INDUSTRIES, Inc. [Form 10-Q for the fiscal quarter ended November 30, 2020, Exhibit 10.4]

*14.1		Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1		Subsidiaries of Schmitt Industries, Inc. as of May 31, 2021.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:	/s/ Michael R. Zapata
Michael R. Zapata
President and Chief Executive Officer

Date: August 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 31, 2021.

Signature	Title

/s/ Michael R. Zapata Michael R. Zapata	President and Chief Executive Officer (Principal Executive Officer)

/s/ Philip Bosco Philip Bosco	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Charles Davidson Charles Davidson	Director

/s/ Andrew P. Hines Andrew P. Hines	Director

/s/ Steven Strom Steven Strom	Director

/s/ Lillian Tung Lillian Tung	Director