Form 10-K/A
period 2021-05-31
SCHMITT INDUSTRIES INC
filed 2021-09-28
CIK 922612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2021

Commission File Number: 001-38964

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

As of August 31, 2021, 3,800,479 shares of our common stock were outstanding.

EXPLANATORY NOTE

Schmitt Industries, Inc. (“Schmitt Industries”, “we”, “us” or “our”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on August 31, 2021 (the “Original Filing”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Filing rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Filing is hereby amended and restated as set forth below. We are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and amending Item 15 of Part IV to include such certifications. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Name	Age	Position
Michael R. Zapata(1)	43	President, Chief Executive Officer and Chairman of the Board of Directors
Philip Bosco(2)	52	Chief Financial Officer and Treasurer
Charles Davidson	62	Director and Chairman of the Audit Committee
Andrew P. Hines	81	Director and Chairman of the Compensation Committee
Steven Strom	59	Director and Chairman of the Nominating and Governance Committee
Lilian Tung	38	Director

(1)	Mr. Zapata was appointed Executive Chairman and President, effective December 1, 2018.

(2)	Mr. Bosco was appointed Chief Financial Officer and Treasurer, effective December 1, 2020.

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

Philip Bosco was appointed as Chief Financial Officer and Treasurer, effective December 1, 2020. Philip Bosco has a wide range of financial experience across a diverse set of industries and companies, including start-ups, turnaround situations, and established organizations. Prior to joining Schmitt, Mr. Bosco served as CFO Americas for Intega Group Limited, a publicly held company, with the Americas division generating $200M of revenue and including 1,100 staff and over 50 offices. Prior to that, Mr. Bosco worked for Shell Oil Company in a variety of global and regional roles, both financial and commercial, across the chemicals, refining, and distribution businesses. Mr. Bosco also served as CFO for a start-up biofuels joint venture seeking to commercialize its core technology. Mr. Bosco received a Bachelor of Science in Accounting from Marquette University and his Master of Business Administration from the University of Houston. He is a Certified Public Accountant licensed in the State of Texas.

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

Lillian Tung has served as a director since October 2020. Ms. Tung is the co-founder of Fur and has more than a decade of experience in marketing and entrepreneurship. Prior to starting Fur, Ms. Tung worked at L’Oréal USA on the Maybelline Global Marketing team from 2011 to 2015. Prior to L’Oréal, Ms. Tung served in the Consumer Marketing division of Time Inc. from 2007 – 2008, and as an analyst for JPMorgan Chase Inc. in the Financial Sponsors Group from 2005 to 2007. She currently serves on the board of the Horace Mann School Alumni Council. Ms. Tung has an MBA with a concentration in Management and Marketing from Columbia Business School (2011) and a bachelor’s degree in East Asian Languages and Civilizations from Harvard University (2005) where she was on the dean’s list for three years.

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

Audit Committee

The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the consolidated financial statements of the Company. The Audit Committee is also charged with the review and approval of all related party transactions involving the Company. The current members of the Audit Committee are Ms. Tung and Messrs. Davidson, and Strom. Mr. Davidson currently serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are audit committee financial experts, as defined by the SEC rules, based on their past business experience and financial certifications.

Compensation Committee

The duties and responsibilities of the Compensation Committee include, among other things, reviewing and approving the Company’s general compensation policies, setting compensation levels for the Company’s executive officers, setting the terms of and grants of awards under share-based incentive plans and retaining and terminating executive compensation consultants. The current members of the Compensation Committee are Ms. Tung and Messrs. Hines and Strom. Mr. Hines currently serves as Chairman of the Compensation Committee.

Nomination and Corporate Governance Committee

The duties and responsibilities of the Nomination and Corporate Governance Committee include, among other things, assisting the Board in identifying individuals qualified to become Board members and recommending director nominees for the next annual meeting of shareholders, and taking a leadership role in shaping the corporate governance of the Company. The current members of the Nomination and Corporate Governance Committee are Ms. Tung and Messrs. Strom and Davidson. Mr. Strom currently serves as Chairman of the Nomination and Corporate Governance Committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in the ownership of Common Stock and other equity securities of the Company. Such persons are required to furnish us with copies of all Section 16(a) filings.

Based upon a review of the copies of the forms furnished to us, we believe that our directors, officers and holders of more than 10% of our Common Stock complied with all applicable filing requirements during the 2021 fiscal year other than the following Company Form 4 filings: (i) Ms. Tung on November 6, 2020, (ii) Mr. Zapata, Mr. Bosco, Mr. Schmidt (our former Chief Financial Officer), Mr. Davidson and Mr. Strom on November 30, 2020, (iii) Mr. Hines on December 2, 2020, (iv) Ms. Tung, Mr. Hines and Mr. Strom on January 19, 2021, (v) Ms. Tung and Mr. Strom on April 21, 2021, (vi) Mr. Hines on April 22, 2021 and (vii) Mr. Hines on April 26, 2021 and May 6, 2021. The Form 4 filings primarily relate to the grant or vesting of restricted stock units of which the Company had data entry problems that resulted in delayed filings on behalf of named directors.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the dollar amounts of various forms of compensation earned by our named executive officers (“NEOs”) during the years noted:

Name and		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Principal Position	Year	($)	($)	($)(1)	($)(2)	($)	($)
Michael R. Zapata(3)	2021	$222,667	$—	$57,543	—	$18,000	$298,210
Chairman, President and CEO	2020	140,000	152,408	137,012	—	—	429,420

Philip Bosco(4)	2021	121,875	—	—	—	—	121,875
CFO and Treasurer	2020	—	—	—	—	—	—

Jamie Schmidt(5)	2021	95,756	—	127,024	—	—	223,780
Former CFO and Treasurer	2020	59,292	92,500	31,215	—	82,000	265,007

(1)	The fair value of these stock awards was computed in accordance with methods allowed under FASB ASC Topic 718 "Compensation - Stock Compensation."

(2)	Value of stock options awards was calculated using Black Scholes pricing model with assumptions discussed in Note 7 to the Company’s financial statements as of and for the year ended May 31, 2021.

(3)	Mr. Zapata was appointed Executive Chairman and President, effective December 1, 2018. Mr. Zapata was appointed Chief Executive Officer, effective July 30, 2019.

(4)	Mr. Bosco was appointed Chief Financial Officer, effective December 1, 2020.

(5)	Mr. Schmidt transitioned from Chief Financial Officer of the Company, effective December 1, 2020.

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

Philip Bosco

Mr. Bosco was named the Company’s Chief Financial Officer and Treasurer effective December 1, 2020. The Company entered into an employment agreement with Mr. Bosco as of November 16, 2020. As contemplated by the terms of the agreement, the Company will pay to Mr. Bosco an annual salary of $225,000. Mr. Bosco was granted 9,222 shares of restricted stock upon the execution of his agreement. The employment agreement allows for a performance-based bonus to be paid in additional restricted stock units with a maximum cash value equivalent of $67,500.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding our NEOs’ unexercised option and other equity incentive plan awards to purchase our Common Stock as of May 31, 2021:

	Option Awards				Other Equity Incentive Plan Awards
Equity Incentive
					Equity Incentive	Plan Awards:
	Number of	Number of			Plan Awards:	Market or Payout
	Securities	Securities			Number of	Value of Unearned
	Underlying	Underlying			Unearned Shares,	Shares, Units or
	Unexercised	Unexercised	Option	Option	Units or Other	Other Rights That
	Options (#)	Options (#)	Exercise Price	Expiration	Rights That Have	Have Not Vested ($)
Name	Exercisable	Unexercisable	($)	Date	Not Vested (#)	(4)
Michael R. Zapata(1)	—	—	—	—	—	—
Philip Bosco(2)	—	—	—	—	9,222	$49,799
Jamie Schmidt(3)	—	—	—	—	—	—

(1)	Mr. Zapata was appointed Executive Chairman and President, effective December 1, 2018.

(2)	Mr. Bosco was appointed Chief Financial Officer, effective December 1, 2020.

(3)	Mr. Schmidt transitioned from Chief Financial Officer of the Company, effective December 1, 2020.

(4)	The market value of the unearned shares is based on the closing price on May 28, 2021 of $5.40.

Compensation of Non-Employee Directors

In July 2019, the Board simplified the director compensation structure. Directors are expected to attend, at a minimum, each quarterly meeting, and to be available to provide insight and guidance of the strategy of the Company, as needed throughout the year.

Under this current policy, independent directors are paid a $20,000 annual retainer, and the Chairman will receive a $30,000 annual retainer, paid quarterly. These retainers will be paid in restricted stock units until the director has reached the minimum share ownership guidelines of three times their annual retainer amount.

Further, the chairman and members of the Audit Committee will receive an annual fee of $5,000 and $2,000, respectively, paid quarterly; the chairman and members of the Compensation Committee will receive an annual fee of $2,000 and $1,000, respectively, paid quarterly; and the chairman and members of the Nominating and Corporate Governance Committee will receive an annual fee of $1,000 and $500, respectively, paid quarterly. Directors may receive their committee fees in cash regardless of their Company stock ownership level.

The Company also reimburses travel and lodging expenses incurred in connection with attending meetings of the Board and its committees.

The following table presents information regarding cash compensation paid to non-employee directors of the Company for fiscal year 2021 (“Fiscal 2021”):

Name	Cash	Equity(1)		Total
Current Directors:
Charles Davidson	$26,000	$26,520		$52,520
Andrew Hines	—	49,726	(2)	166,523
Steven Strom	1,980	21,983		23,963
Lillian Tung(3)	12,847	19,285		32,132

_______________

(1)	The value of restricted stock units is granted to each applicable director have been determined in accordance with United States generally accepted accounting principles
(2)	Does not include certain compensation paid to the Mr. Hines’ spouse in connection to services to the Company. See Item 13 “Certain Relationships and Related Transactions and Director Independence”.
(3)	Ms. Tung became a director of the Company in October 2020.

The Compensation Committee periodically awards our non-employee directors with equity-based compensation. The following table presents information regarding our non-employee directors’ unexercised equity incentive plan awards to purchase our Common Stock as of May 31, 2021:

Stock Awards
Equity Incentive Plan
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Charles Davidson	—	—
Andrew P. Hines	—	—
Steven Strom	—	—
Lillian Tung	—	—

(1)	The market value of the unvested units is based on the closing price on May 28, 2021 of $5.40.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents information with respect to the beneficial ownership of our Common Stock as of August 31, 2021, by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding Common Stock;

•	each of our directors and NEOs; and

•	all of our directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to our 5% beneficial owners is based on information we received from such holders. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The percentage of beneficial ownership is based on 3,800,479 shares of Common Stock outstanding as of August 31, 2021.

Except as otherwise noted below, the address of persons listed in the following table is:

c/o Schmitt Industries, Inc.

2765 N.W. Nicolai Street

Portland, Oregon 97210

	Number of	Percentage of Outstanding
	Common Stock Shares	Common Stock Shares
Persons known to beneficially own more than 5%
GAMCO Investors, Inc.(1)	610,000	16.1%
Sententia Capital Management LLC(2)	474,235	12.5%

Directors and NEOs
Michael R. Zapata(2)(3)	536,102	14.1%
Philip Bosco(4)	0	*
Charles Davidson(5)	41,967	1.1%
Andrew P. Hines(6)	65,220	1.7%
Steven Strom(7)	25,358	*
Lillian Tung(8)	3,559	*
Jamie Schmidt(9)	0	*
All executive officers and directors as a group (6 persons)(10)	672,206	17.7%

* Represents holdings of less than 1% of shares outstanding.

(1)	The address of GAMCO Investors, Inc. is One Corporate Center, Rye, NY 10580. This disclosure is based on information contained in a Schedule 13D/A filed by GAMCO Investors, Inc. with the SEC on August 27, 2020.

(2)	Michael R. Zapata, as the managing member of Sententia Capital Management, LLC, general partner of Sententia Group, LP, and as the managing member of Sententia Capital Management, LLC, may be deemed to beneficially own the shares of Common Stock beneficially owned by Sententia Capital Management LLC. Mr. Zapata disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. This disclosure is based on information contained in a Schedule 13D/A filed by Sententia Capital Management LLC with the SEC on December 20, 2019 and a Form 4 filed by Michael Zapata with the SEC on November 30, 2020.

(3)	Includes 49,867 shares of Common Stock held directly by Mr. Zapata and 12,000 shares of Common Stock issuable upon exercise of restricted stock units, all of which were vested as of August 31, 2021.

(4)	Includes 0 shares of Common Stock held as of August 31, 2021.

(5)	Includes 26,967 shares of Common Stock held as of August 31, 2021, options to purchase15,000 shares of Common Stock at a strike price of $1.70 all of which were vested as of August 31, 2021.

(6)	Includes 45,086 shares of Common Stock held as of August 31, 2020, and 20,134 shares of Common Stock held by Mr. Hines’ spouse.

(7)	Includes 25,358 shares of Common Stock held as of August 31, 2021.

(8)	Includes 3,559 shares of Common Stock held as of August 31, 2021.

(9)	Jamie Schmidt transitioned as the Company’s Chief Financial Officer as of December 1, 2020.

(10)	Consists of 657,206 shares held as of August 31, 2021, 15,000 shares of Common Stock issuable upon exercise of options with a strike price of $1.70. Excludes shares beneficially owned by Mr. Schmidt, who, as of December 1, 2020, is no longer an executive officer of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of May 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	15,000	1.70	359,477
Equity compensation plans not approved by security holders	0	0	0
Total	15,000	1.70	359,477

(1)	These equity compensation plans consist of our 2014 Equity Incentive Plan and our 2004 Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Mr. Zapata is the founding member of Sententia, and Mr. Schmidt, our former CFO and Treasurer, is a former employee of Sententia, which is one of the Company’s significant shareholders. The Company entered into a consulting agreement with Sententia, pursuant to which Sententia has agreed to provide executive management services to the Company, which shall be performed by Mr. Zapata. As contemplated by the terms of the agreement, the Company pays $14,000 directly to Sententia per month during the term of the agreement, which was defined as July 30, 2019 through July 31, 2020. Effective August 1, 2020, the Company extended this agreement on a month-to-month basis under similar terms. In addition, pursuant to the consulting agreement, Mr. Zapata was granted 17,777 restricted stock units on August 6, 2019 that vested on such date, and Mr. Zapata may receive a performance-based bonus to be paid in additional restricted stock units with a maximum cash value equivalent of $168,000.

Before becoming the Company’s Chief Financial Officer, Mr. Schmidt entered into an independent contractor agreement with the Company, which was effective February 1, 2019 through his appointment as Chief Financial Officer in January 2020. Pursuant to Mr. Schmidt’s independent agreement, Mr. Schmidt provided corporate development services, including the establishment and management of client data rooms and documents for discussions with strategic partners, to the Company, and he was paid $6,500 per month for such services. Mr. Schmidt also received a $92,500 closing bonus in connection with services provided to the Company related to the closing of its November 22, 2019 sale of its Schmitt Dynamic Balance Systems business line to Tosei Engineering Corp. and Tosei America, Inc.

Sherry Hines, the wife of Director Andrew Hines, was engaged in an independent contractor agreement with the Company, effective July 4, 2020, to provide human resource services for Ample Hills Creamery. She was granted 10,000 restricted stock units for her initial term. The Company entered into a subsequent agreement, effective October 4, 2020, whereby she would be granted additional stock each quarter for continued services, with total compensation not exceeding $120,000. Due to Ms. Hines’ compensation. Mr. Hines was no longer considered an independent director for the Audit Committee and stepped down from his position on the Audit Committee.

Director Independence

The Board has determined that, except for Messrs. Zapata and Hines, all of our current non-employee directors are independent within the meaning of SEC and NASDAQ rules. The Board has also determined that all directors serving on the Audit Committee, Nominating and Governance Committee and Compensation Committee are independent within the meaning of SEC and NASDAQ rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee, or one of its members to whom authority has been delegated by the Audit Committee, may also pre-approve particular services on a case-by- case basis. The Audit Committee, or one of its members to whom authority had been delegated, pre-approved all of the Company’s audit fees, audit-related fees, tax fees, and all other fees for services by the independent auditors during Fiscal 2021 and Fiscal 2020.

Fees Billed for the 2021 and 2020 Fiscal Years

Audit Fees and Audit-Related Fees

For the fiscal years ended May 31, 2021 and May 31, 2020, Moss Adams LLP and their affiliates billed, or have estimated they will bill, a total of $314,747 and $204,495, respectively, for their audits, and fees reasonably related to the performance of the audits of the Company’s annual consolidated financial statements for those fiscal years; review of financial statements contained in the Company’s Forms 10-Q in those fiscal years; and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

For the fiscal years ended May 31, 2021 and May 31, 2020 UHY LLP and their affiliates billed, or have estimated they will bill, a total of $92,250 and $0, respectively.

Tax Fees

For the fiscal years ended May 31, 2021 and May 31, 2020, Moss Adams LLP and their affiliates billed, or have estimated they will bill, the Company $0 and $0, respectively, for preparation of subsidiary tax return.

All Other Fees

In the fiscal years ended May 31, 2021 and May 31, 2020, Moss Adams LLP and their affiliates billed the Company $71,878 and $0, respectively, for services other than those already disclosed above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following documents are filed as part of this Amendment, and they supplement the exhibits filed and furnished with the Original Filing:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

Date: September 28, 2021	By:	/s/ Philip Bosco
Philip Bosco
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael R. Zapata	President, Chief Executive Officer and
Michael R. Zapata	Chairman of the Board	September 28, 2021
(Principal Executive Officer)

/s/ Philip Bosco	Chief Financial Officer
Philip Bosco	(Principal Financial and Accounting Officer)	September 28, 2021

/s/ Charles Davidson	Director
Charles Davidson		September 28, 2021

Director
Andrew P. Hines		September 28, 2021

/s/ Steven Strom	Director
Steven Strom		September 28, 2021

/s/ Lillian Tung	Director
Lillian Tung		September 28, 2021