Form 10-Q
period 2021-08-31
SCHMITT INDUSTRIES INC
filed 2021-10-20
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of each class of common stock outstanding as of September 30, 2021

Common stock, no par value – outstanding	3,800,479

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

     SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2021	May 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,725,643	$4,032,690
Accounts receivable, net	981,421	1,154,645
Inventories, net	1,823,337	1,553,310
Prepaid expenses	203,625	198,345
Other current assets	264,476	—
Income taxes receivable	3,676	18,507
Total current assets	6,002,178	6,957,047
Leasehold assets	10,131,277	10,448,486
Property and equipment, net	2,831,052	2,824,017
Property and equipment held for sale, net	174,847	174,847
Leasehold, utilities and ERP deposits	513,946	431,808
Other assets
Intangible assets, net	305,846	337,725
TOTAL ASSETS	$19,959,146	$21,173,930

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$604,219	$583,750
Accrued commissions	49,806	60,614
Accrued payroll liabilities	616,168	527,608
Accrued liabilities	627,532	465,146
Customer deposits and prepayments	143,273	93,364
Other accrued liabilities	738,650	694,590
Current portion of long-term lease liabilities	815,141	1,042,331
Current portion of long-term debt	670,517	541,691
Total current liabilities	4,265,306	4,009,094
Long-term debt, net current portion	2,800,505	3,253,389
Long-term leasehold liabilities, net current portion	10,141,864	10,141,864
Total liabilities	17,207,675	17,404,347
Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 4,218,530 and 3,800,479 shares issued and outstanding at August 31, 2021, respectively; and 4,204,553 and 3,786,502 shares issued and outstanding at May 31, 2021, respectively	12,250,286	12,223,359
Accumulated deficit	(9,498,815)	(8,453,776)
Total stockholders' equity	2,751,471	3,769,583
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,959,146	$21,173,930

See accompanying notes to condensed consolidated financial statements

SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2021 AND AUGUST 31, 2020

	Three Months Ended August 31,
	2021	2020
Net sales	$3,759,175	$1,507,485
Cost of revenue	1,349,975	899,841
Gross profit	2,409,200	607,644
Operating expenses
Selling, general and administrative	4,130,686	2,086,716
Transaction costs	—	125,167
Research and development	9,265	17,453
Total operating expenses	4,139,951	2,229,336
Operating loss	(1,730,751)	(1,621,692)
Bargain purchase gain	—	1,271,615
Forgiveness of Paycheck Protection Program loan	588,534	—
Interest expense	(11,276)	(2,511)
Other income, net	112,029	98,580
Loss before income taxes	(1,041,464)	(254,008)
Income tax provision (benefit)	3,575	(404,667)
Net (loss) income	$(1,045,039)	$150,659

Net (loss) income per common share
Basic	$(0.28)	$0.04
Weighted-average number of common shares, basic	3,780,439	3,763,752
Diluted	$(0.28)	$0.04
Weighted-average number of common shares, diluted	3,780,439	3,776,494

See accompanying notes to condensed consolidated financial statements

     SCHMITT INDUSTRIES, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2021 AND AUGUST 31, 2020

	Three Months Ended August 31,
	2021	2020
Cash flows relating to operating activities
Net (loss) income	$(1,045,039)	$150,659
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bargain purchase gain	—	(1,271,615)
Forgiveness of Paycheck Protection Program loan	(588,534)	—
Depreciation and amortization	149,478	245,481
Stock-based compensation	26,927	182,822
Non-cash lease costs	90,018	—
(Increase) decrease in:
Accounts receivable, net	173,224	(69,370)
Inventories, net	(270,027)	(132,252)
Prepaid expenses	(5,280)	(65,654)
Other current assets	(264,476)	—
Rent, utility deposits and ERP deposits	(82,138)	(33,030)
Increase (decrease) in:
Accounts payable	20,469	419,433
Accrued liabilities and customer deposits	334,108	141,670
Income taxes payable	14,381	(404,667)
Net cash used in operating activities	$(1,446,889)	$(836,523)

Cash flows relating to investing activities
Acquisition of Ample Hills	$—	$(1,668,877)
Purchases of property and equipment	(124,634)	(133,303)
Net cash used in investing activities	$(124,634)	$(1,802,180)

Cash flows relating to financing activities
Proceeds from Paycheck Protection Program, net of repayment	$264,476	$1,777,964
Repurchase of common stock	—	(234,517)
Net cash provided by financing activities	$264,476	$1,543,447
Decrease in cash and cash equivalents	(1,307,047)	(1,095,256)
Cash and cash equivalents, beginning of period	4,032,690	10,566,531
Cash and cash equivalents, end of period	$2,725,643	$9,471,275
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$10,806	$—
Cash paid during the period for interest	$—	$616

See accompanying notes to condensed consolidated financial statements

     SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended August 31, 2021 and August 31, 2020

	Shares	Amount	Accumulated Deficit	Total
Balance, May 31, 2021	3,786,502	$12,223,359	$(8,453,776)	$3,769,583
Stock-based compensation	—	26,927	—	26,927
Shares issued to directors, officers and others upon vesting of RSUs	13,977	—	—	—
Net loss	—	—	(1,045,039)	(1,045,039)
Balance, August 31, 2021	3,800,479	$12,250,286	$(9,498,815)	$2,751,471

	Shares	Amount	Accumulated Deficit	Total
Balance, May 31, 2020	3,784,554	$12,257,306	$(364,104)	$11,893,202
Share repurchases	(72,159)	(234,517)	—	(234,517)
Shares issued to directors and officers upon vesting of RSUs	40,031	—	—	—
Stock-based compensation	—	182,822	—	182,822
Net income	—	—	150,659	150,659
Balance, August 31, 2020	3,752,426	$12,205,611	$(213,445)	$11,992,166

See accompanying notes to condensed consolidated financial statements

      SCHMITT INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of Schmitt Industries, Inc. (the "Company", "Schmitt", "we" or "our"), the accompanying unaudited interim condensed consolidated financial statements, collectively hereinafter the “consolidated financial statements”, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of August 31, 2021 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2021 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2021. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2022.

Principles of Consolidation

These condensed consolidated financial statements include those of the Company and its wholly owned subsidiaries: Schmitt Measurement Systems, Inc. and Ample Hills Acquisition LLC. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

Reclassification

Certain amounts in the prior period consolidated balance sheet have been reclassified to conform to the presentation of the current period. These reclassifications had no effect on previously recorded net income.

Use of Estimates

The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Liquidity

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital. As of August 31, 2021, our available funds consisted of $2,725,643 in cash and cash equivalents. Management is seeking to sell the assets held for sale, which would be a source of liquidity, in addition to sources related to the forgiveness of the Paycheck Protection Program (“PPP”) loans (see Note 11 – Long-Term Debt) and the commitment from our CEO to provide additional capital if needed (see below for details). We anticipate that the available funds and cash generated from operations and financing activities will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures to fund operations for at least one year after the date the consolidated financial statements are issued.

On August 7, 2021, the Company received The Commitment Letter to Schmitt Industries (“Commitment”) from Michael Zapata, CEO. The Commitment states that Sententia Capital Management LLC (“SCM”) or its affiliated entities will provide additional capital as required to Schmitt up to $1,300,000 for the Company’s operations as needed through August 31, 2022. The Company has not requested or used any of the funds available as of August 31, 2021.

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

The Agreement assigned to Buyer, or one or more of its affiliates, the Acquired Assets (as defined in the Agreement) and Buyer, or one or more of its affiliates, assumed the Assumed Liabilities (as defined in the Agreement) for a purchase price of $1,000,000. The Asset Acquisition included the following assets, among other things, Ample Hills' equipment, inventory, and all intellectual property, including the names and marks of "AMPLE HILLS" and "AMPLE HILLS CREAMERY" and all derivatives thereof. Pursuant to the Agreement, Buyer also paid approximately $700,000 to certain landlords of Ample Hills in exchange for the right to assume leases with such landlords. See Note 3 – Ample Hills Business Acquisition for acquisition accounting based on the estimated fair value of assets acquired and liabilities assumed.

The Company's strategy includes utilizing its capital for value opportunities. Accordingly, the primary purpose of the Ample Hills acquisition was to capitalize on this strategy by purchasing a business with a good brand name, which in light of the purchase price paid in bankruptcy, could have a significant upside. The Transactions were funded by the Company with cash on hand and has been accounted for in accordance with Accounting Standard Codification (“ASC”) 805 - Business Combinations. ASC-805 requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired and liabilities assumed, using the bottom up approach, to estimate their value at acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets is to be recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recorded as a bargain purchase gain. Our estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, the Company recorded adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill or bargain purchase gain, as appropriate, in the period in which such revised estimates are identified. The purchase price allocation has been finalized as of May 31, 2021, within the measurement period, and no further adjustments will be made.

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

Factory Sales, net

The Company’s Ice Cream Segment generates revenues from sales of finished goods from its Brooklyn, New York factory, including wholesale, e-commerce, and direct-to-consumer sales. These revenues, net of sales tax paid to states, are recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. The Company also generates revenues by providing manufacturing production services to third parties, and recognizes revenues as services provided to the customer.

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

The Company incurs commission expense associated with the sales of certain measurement products. The Company applies the practical expedient allowed under ASC 340-40-25-4 by recognizing the expense at the time the product is shipped. These amounts are recorded within selling, general and administrative expense. The Company also incurs costs related to shipping and handling of its products, which are expensed as incurred as a component of cost of sales.

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

Customer Deposits and Prepayments

The Company defers recognition of revenues in instances where consideration is received from customers in advance of the Company completing its obligations in exchange for such consideration. As of August 31, 2021 and May 31, 2021, significant customer deposits and prepayments balances were as follows:

	August 31, 2021	May 31, 2021
Contract Liabilities
Customer deposits, current	$102,687	$55,464
Gift card liabilities, current	40,586	37,900
Total customer deposits and prepayments	$143,273	$93,364

Seasonality

The Company’s sales and earnings are seasonal for the Ice Cream Segment, with significantly higher sales and earnings occurring during the warmer months of the year, which causes fluctuations in the Company’s quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings. Because of the seasonality of the Company’s business and the impact of new store openings, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters.

Cash and Cash Equivalents

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

	August 31,	May 31,
	2021	2021
Accounts receivable	$1,079,748	$1,252,968
Less: allowance for doubtful accounts	(98,327)	(98,323)
Accounts receivable, net	$981,421	$1,154,645

Inventories, net

Inventories, net are valued at the lower of cost or net realizable value with cost determined on the average cost basis. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. As of August 31, 2021 and May 31, 2021 inventories consisted of the following:

	August 31, 2021	May 31, 2021
Raw materials	$1,059,697	$901,464
Work-in-process	28,396	35,160
Finished goods	836,023	731,826
Total inventories	1,924,116	1,668,450
Inventory reserves	(100,779)	(115,140)
Inventory, net	$1,823,337	$1,553,310

Property and Equipment, net

Property and equipment, net are stated at cost, less depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; three years for vehicles; the lesser of the useful life or the remaining lease term for leasehold improvements; and twenty-five years for buildings. Expenditures for maintenance and repairs are charged to expense as incurred. As of August 31, 2021 and May 31, 2021, property and equipment, net consisted of the following:

	August 31, 2021	May 31, 2021
Land	$159,000	$159,000
Buildings and improvements	3,052,166	2,989,140
Furniture, fixtures and equipment	1,840,685	1,788,784
Total property and equipment	5,051,851	4,936,924
Less accumulated depreciation	(2,220,799)	(2,112,907)
Total property and equipment, net	$2,831,052	$2,824,017

Assets Held for Sale

The Company owns a two story 35,050 sq. foot building in an industrial zone that has been listed for sale since December 2020. Assets held for sale are stated at the lower of cost less depreciation or expected net realizable value. Depreciation is computed using the straight-line method over estimated useful lives of 25 years for building improvements. Expenditures for maintenance and repair are charged to expense as incurred and are recorded within selling, general, and administrative expenses on the consolidated statement of operations. As of August 31, 2021 and May 31, 2021, assets held for sale consisted of:

	August 31, 2021	May 31, 2021
Land	$140,000	$140,000
Buildings and improvements	246,135	246,135
Total property and equipment-held for sale	386,135	386,135
Less accumulated depreciation	(211,288)	(211,288)
Total property and equipment, net held for sale	$174,847	$174,847

Leases

On November 22, 2019, the Company entered in a commercial lease agreement in which it is the lessor. This lease has been accounted for pursuant to Topic 842. The Company elected the practical expedient to not separate lease and non-lease components and will present property revenues as other income, combined based upon the lease being determined to be the predominant component. On November 22, 2019, the Company entered into a triple-net lease agreement with Tosei Engineering Corp. and Tosei America, Inc. (collectively “Tosei”), whereby Tosei will lease the Company's building located at 2451 NW 28th Avenue, Portland, OR 97210 for a base monthly fee of $23,282 for a term of 120 months.

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

On December 1, 2020 the Company entered into a triple-net lease agreement in which it is the lessor (the “Second Humboldt Lease”) with Humboldt, whereby Humboldt will lease a portion of the Company’s building located at 2451 NW 28th Avenue, Portland, OR 97210 for a monthly fee of $4,596 for a lease term of 59 months.

Bargain Purchase Gain

In connection with the acquisition of Ample Hills on July 9, 2020, the Company recognized an initial bargain purchase gain of $1,271,615 that was recorded as a component of other income on the consolidated statement of operations. The bargain purchase gain amount represents the excess of the estimated fair value of net assets acquired over the estimated fair value of the consideration transferred to the sellers and their landlords. In accordance with ASC 805, we have estimated the fair value of the net assets acquired as of the acquisition date. As a result of additional information obtained during the measurement period about the facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments of $132,807 which decreased the total bargain purchase gain recognized to $1,138,808. The adjustments were primarily related to additional cure payments subsequent to the acquisition which related to circumstances that existed prior to the acquisition date, and the identification of acquired inventory deemed obsolete as of the acquisition date. See Note 3 – Ample Hills Business Acquisition for further discussion. The purchase price allocation has been finalized as of May 31, 2021, within the measurement period, and no further adjustments will be made.

Intangible Assets and Impairment

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

During the fourth quarter of the year ended May 31, 2021, the Company made an evaluation based on factors such as changes in the Ice Cream Segment’s forecasted financial information, and concluded that a triggering event for an interim impairment analysis had occurred. As part of qualitative assessment, it was determined that the carrying value of the Ample Hills tradename exceeded its estimated fair value. The tradename was valued using the relief-from-royalty method – a variation of the income approach – which was used for the initial valuation of the tradename in connection with the Company’s acquisition of Ample Hills. Due to a reduction in estimated total enterprise value as a result of the change in financial projections, there is no incremental fair value to allocate to the tradename. Therefore, the Company recognized an impairment loss in the amount of $903,422, which equals the total carrying value of the tradename as of the testing date.

Finite-Lived Intangible Assets

Amortizable intangible assets include purchased technology and patents for the Company’s Measurement Segment and proprietary recipes and the Company’s website for its Ice Cream Segment. These assets are amortized over their estimated useful lives ranging from three to fifteen years. Amortization of intangible assets is recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

Other Accrued Liabilities

Other accrued liabilities were $738,650 and $694,590, respectively, as of August 31, 2021 and May 31, 2021. As of August 31, 2021, other accrued liabilities includes $379,915 from the Ice Cream Segment and $358,735 from the Measurement Segment. The Ice Cream Segment includes other accrued liabilities of $374,573 related to general accruals for routine operating expenses and $5,342 related to unearned revenue. The Measurement Segment includes other accrued liabilities of $265,124 related to general accruals for routine operating expenses, $69,846 of accrued SMS royalty expense related to a discontinued product line and $29,547 for the Company’s warranty reserve and ($5,782) for miscellaneous other accrued liabilities.

Advertising

Advertising costs included in selling, general and administrative expenses are expensed when the advertising first takes place. Advertising expense was $11,869 and $1,078 for the three months ended August 31, 2021 and August 31, 2020, respectively.

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

Warranty Reserve

Warranty costs are estimated and charged to operating expense to cover a defined warranty period. The estimated warranty cost is based on the history of warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty reserve accrual, included in other accrued liabilities, is reviewed periodically and updated based on warranty trends.

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

Each year the Company files income tax returns in the various taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company's financial statements in accordance with ASC Topic 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding. Diluted (loss) earnings per share is computed using the weighted-average number of common shares outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods. There were no potentially dilutive common shares from outstanding stock options for the three months ended August 31, 2021 as a result of the Company’s net loss.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12: Simplifying the Accounting for Income Taxes (Topic 740). The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC 740 and clarifying existing guidance to facilitate consistent application. The standard will become effective for the Company beginning on June 1, 2021. The Company adopted ASU 2019-12 effective June 1, 2021 and the adoption did not have an impact on the Company's financial condition or its results of operations.

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

NOTE 3 - AMPLE HILLS BUSINESS ACQUISITION

As described in Note 1, the Company closed on the Ample Hills acquisition on July 9, 2020. The Company paid the sellers $1,000,000 for assets of Ample Hills. Additionally, the Company paid approximately $700,000 to certain landlords and vendors of the sellers in exchange for the right to assume the associated leases with such landlords and $125,167 in transaction costs.

In accordance with ASC 805 - Business Combinations, the Company has recognized the assets and liabilities of Ample Hills at fair value with the excess of such values over the fair value of consideration transferred to the seller presented as a bargain purchase gain recognized on the accompanying consolidated statement of operations during the year ended May 31, 2021. The foregoing amounts reflect our current estimates of fair value as of the July 9, 2020 acquisition date.

The following table summarizes the Company's fair value of the assets acquired, and liabilities assumed, as of July 9, 2020, for the Company's acquisition of Ample Hills.

Purchase Price
Cash paid to sellers	$1,000,000
Cash paid for cure costs	713,404
Total Purchase Price	$1,713,404

Purchase Price Allocation
Assets Acquired
Right-of-use operating lease assets	10,645,098
Website	25,545
Tradename and trademarks	903,422
Proprietary recipes	146,739
Security deposits	225,180
Machinery and equipment	564,553
Leasehold improvements	815,798
Inventory	632,100
Total assets acquired	$13,958,335

Liabilities Assumed
Right-of-use operating lease liabilities	10,645,098
Deferred tax liability	405,688
Customer deposits	20,204
Gift card liabilities	35,133
Total liabilities assumed	$11,106,123
Net assets acquired	2,852,212
Gain on bargain purchase	$1,138,808

As a result of additional information obtained during the measurement period about the facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments which resulted in a reduction in the bargain purchase gain, reducing it to $1,138,808. The adjustments related to additional cure payments made during the prior year, the discovery of obsolete inventory, and the reduction of the deferred tax liability. The bargain purchase gain amount represents the excess of the estimated fair value of the net assets and intangibles, described below, acquired over the estimated fair value of the consideration transferred to the sellers and their landlords. In accordance with ASC 805, the Company estimated the fair value of the net assets acquired as of the acquisition date.

The purchase price allocation has been finalized as of May 31, 2021, within the measurement period, and no further adjustments will be made.

Ample Hills was a privately held company that was acquired out of bankruptcy. Management has performed a thorough evaluation of the pre-bankruptcy books and found the records to not be auditable. Therefore, management has engaged a third party consultant to assist in evaluating alternative means by which to provide historic financial data in future periods.

For further information see Note 10 – Intangibles Assets, net for further details regarding the results of the Ice Cream segment.

NOTE 4 - STOCK OPTIONS AND STOCK-BASED COMPENSATION

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

Stock Options

At August 31, 2021, the Company had outstanding stock options to purchase 22,500 shares of Common Stock all of which are vested and exercisable with a weighted-average exercise price of $1.70. As all options outstanding as of August 31, 2021 were fully vested; the Company recorded no expense as additional stock-based compensation expense related to stock options during the quarter ending August 31, 2021.

Outstanding Options			Exercisable Options
Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Number of Shares	Weighted- Average Exercise Price
22,500	$1.70	5.8	22,500	$1.70

No stock options were granted, exercised, canceled or expired under the Company's stock-based compensation plans during the three months ended August 31, 2021.

Restricted Stock Units

Service-based and market-based RSUs are granted to key employees and members of the Company's Board of Directors. Service-based RSUs generally fully vest on the first anniversary date of the award. Market-based RSUs are contingent on continued service and vest based on the 15-day average closing price of the Company's common stock equal or exceeding certain targets established by the Compensation Committee of the Board of Directors. No market-based RSUs were granted in the three months ended August 31, 2021.

During the three months ended August 31, 2021, 664 service-based RSUs were granted.

RSU activity under the Company's stock-based compensation plans during the three months ended August 31, 2021 is summarized as follows:

	Number of Units	Weighted-Average Price at Grant Date	Aggregate Intrinsic Value
Non-vested RSUs - May 31, 2020	34,237	$4.71	$161,400
RSUs granted	664	$5.31	3,526
RSUs vested	(13,977)	$3.81	(53,215)
Non-vested RSUs – August 3, 2021	20,924	$5.34	$111,711

During the three months ended August 31, 2021, total restricted stock-compensation expense recognized was $26,927 and has been recorded as selling, general and administration expense in the condensed consolidated statements of operations. The remaining stock-compensation expense on non-vested RSUs with a time-vesting condition is $17,225.

NOTE 5 – WEIGHTED-AVERAGE SHARES AND RECONCILIATION

Basic net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding, adjusted for dilutive incremental shares attributed to outstanding options to purchase common stock and RSUs vested but not issued. Common stock equivalents for stock options are computed using the treasury stock method. In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding are excluded from the computation of diluted net loss in those periods.

For the three months ended August 31, 2021, potentially dilutive securities consisted of options to purchase 22,500 shares of common stock at $1.70 per share. Of these potentially dilutive securities, all of the shares of common stock underlying the options are excluded from the computation of diluted earnings per share because the Company incurred a net loss. In periods when a net loss is incurred, no common stock equivalents are included in the calculation of diluted net income or loss for the Company since they are antidilutive. As such, all stock options outstanding are excluded from the computation of diluted net income in those periods.

Basic weighted-average shares for the three months ended August 31, 2021 and August 31, 2020 were as follows:

	Three Months Ended August 31,
	2021	2020
Weighted-average shares (basic)	3,780,439	3,763,752
Effect of dilutive stock options	—	12,742
Weighted-average shares (diluted)	3,780,439	3,776,494

NOTE 6 - INCOME TAXES

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

As of August 31, 2021 and of May 31, 2021 the Company had no other long-term liabilities related to income tax contingencies. Interest and penalties associated with uncertain tax positions are recognized as components of the "Provision for income taxes." The Company had no liability for payment of interest and penalties as of August 31, 2021 and May 31, 2021.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2018 and after are subject to examination.

Effective Tax Rate

The effective tax rate was (0.1%) and 159.3%, respectively, for the three months ended August 31, 2021 and August 31, 2020. The effective tax rate on consolidated net (loss) income for the three months ended August 31, 2021 and August 31, 2020 differs from the federal statutory tax rate primarily due to changes in the deferred tax asset valuation allowance. For the three months ended August 31, 2020, the tax benefit recorded related to the bargain purchase gain and the impact of certain expenses not being deductible for income tax reporting purposes.

NOTE 7 - LEASES

On November 22, 2019, the Company entered into a triple-net lease agreement with Tosei, whereby Tosei will lease the Company’s building located at 2451 NW 28th Avenue, Portland, OR 97210 for a base monthly fee of $23,282 for a term of 120 months. This lease arrangement been accounted for pursuant to ASU No. 2016-02, "Leases (Topic 842)". The Company presents property revenues as other income.

The lessor commercial agreement contains a 10-year term with a renewal option to extend, which will be considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period, and early termination options based on established terms specific to the individual agreement. Minimum future lease payments receivable are as follows:

Years Ending May 31,
2022	$219,963
2023	300,666
2024	309,870
2025	319,164
2026	328,740
Thereafter	1,228,860
Total undiscounted cash flow	$2,707,263

On October 1, 2020, the Company entered into a lease with Humboldt, whereby Humboldt will lease the Company's building located at 2755 NW Nicolai Street, Portland, OR 97210 for a monthly fee of $3,185 for a term of 62 months. This lease arrangement been accounted for pursuant to ASU No. 2016-02, "Leases (Topic 842)". The Company presents property revenues as other income. Minimum future lease payments receivable are as follows:

Years Ending May 31,
2022	$42,189
2023	57,656
2024	59,386
2025	61,167
2026	31,036
Thereafter	—
Total undiscounted cash flow	$251,434

On December 1, 2020 the Company entered into the Second Humboldt Lease, whereby Humboldt will lease a portion of the Company’s building located at 2451 NW 28th Avenue, Portland, OR 97210 for a monthly fee of $4,596 for a lease term of 59 months. Minimum future lease payments receivable are as follows:

Years Ending May 31,
2022	$29,428
2023	40,151
2024	41,356
2025	42,597
2026	14,338
Thereafter	—
Total undiscounted cash flow	$167,870

In connection with the July 9, 2020 acquisition of Ample Hills, the Company has multiple real estate leases for its leased stores as well as a manufacturing facility that are recorded as operating leases under various non-cancellable operating leases.

To determine whether a contract is or contains a lease, the Company determines at contract inception whether it contains the right to control the use of an identified asset for a period of time in exchange for consideration to the counterparty in the transaction. If the Company determines that the contract provides the right to obtain substantially all of the economic benefit from the use of the leased asset, as well as the right for the Company to direct the asset's use, the Company recognizes a right-of-use asset and liability upon contract inception. The initial carrying value of the operating lease liability is determined by calculating the present value of future lease payments under the contract. The Company considers the future lease payments under the original terms of the contract and also includes explicitly enumerated renewal periods where management is reasonably certain that such renewal options will be exercised. The Company’s operating leases contain varying terms and expire at various dates through 2030. For the three months ended August 31, 2021 and August 31, 2020 lease expenses under fixed term leases amounted to $409,030 and $265,268, respectively

Certain of the Company’s operating leases contain variable lease payments, either in part or in total, related to certain performance targets by the Company at the underlying store locations. These variable leases costs are recognized as incurred in accordance with ASC 842 - Leases.

The Company's future minimum lease payments required under operating leases that have commenced as of August 31, 2021 were as follows:

Years Ending May 31, 2021
2022	$1,122,800
2023	1,714,502
2024	1,720,065
2025	1,694,403
2026	1,464,115
Thereafter	5,203,655
Total lease payments	12,919,540
Less: imputed interest	(1,962,535)
Present value of lease payments	10,957,005
less: current lease obligations	(815,141)
Long-term lease obligations	$10,141,864

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

Lease term and discount rates were as follows:

August 31, 2021
Weighted-average remaining lease term (years)	7.14
Weighted-average discount rate	3.87%

NOTE 8 - CUSTOMER CONCENTRATION

The Company had no customers who exceeded 10% of net revenues for the three months ended August 31, 2021. The Company had one customer who accounted for 25.1% of net revenues for the three months ended August 31, 2020.

NOTE 9 - SEGMENT INFORMATION

As described in Note 3 - Ample Hills Business Acquisition, the Company closed on the acquisition of Ample Hills during the Fiscal 2021. With the acquisition of Ample Hills, the Company now has two reportable business segments, the Ice Cream Segment and the Measurement Segment. The Ice Cream Segment encompasses the activities of Ample Hills and focuses on the wholesale and retail sales of the Company’s ice cream products from 11 separate retail locations in New York, New Jersey and California. The Measurement Segment focuses on laser-based test and measurement systems and ultrasonic products. All of the Company’s operations are conducted within North America.

The foregoing information presents the balances and activities of the Measurement Segment for both the three months ended August 31, 2021 and August 31, 2020. For the Ice Cream Segment, the balances and activities for the three months ended August 31, 2021 are included, however, due to the acquisition occurring on July 9, 2020, only a portion of balances and activities are presented for the three months ended August 31, 2020.

Segment Information

	Three Months Ended August 31,
	2021		2020
	Ice Cream	Measurement	Ice Cream	Measurement
Revenue, net	$2,955,755	$803,420	$501,420	$1,006,065
Gross margin	$2,009,190	$400,010	$230,221	$394,222
Gross margin %	68.0%	49.8%	45.9%	39.2%
Operating loss	$(1,215,218)	$(515,553)	$(962,754)	$(658,938)
Depreciation expense	$107,892	$9,707	$35,326	$20,908
Amortization expense	$5,733	$26,146	$163,102	$26,145
Capital expenditures	$124,634	$—	$120,663	$12,640

Segment Assets

	August 31, 2021	May 31, 2021
Segment assets to total assets
Ice Cream Segment	$9,975,115	$10,713,832
Measurement Segment	1,939,006	2,565,701
Corporate assets	8,045,025	7,894,397
Total assets	$19,959,146	$21,173,930

NOTE 10 - INTANGIBLE ASSETS

Indefinite-Lived Intangible Assets

In connection with the acquisition of Ample Hills on July 9, 2020, the Company acquired tradenames and trademarks related to the Ample Hills business. The Company estimated the fair value of these assets utilizing the relief-from-royalty method. These assets were determined to be indefinite-lived and are not amortized, but instead are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that such carrying values may not be recoverable as required by ASC 350, Intangibles — Goodwill and Other. The Company first performs a qualitative analysis to determine if it is “more likely than not” that an impairment event has occurred. If it is deemed to be more likely than not, then the Company will perform a qualitative analysis to estimate the fair value of the assets based on their discounted future cash flows. Should the carrying value of such assets exceed this fair value estimate, then an impairment charge for the difference will be recognized in earnings. The Company’s annual qualitative impairment analysis indicated that it was more likely than not that the indefinite-lived assets were impaired and, accordingly, a quantitative analysis was performed.

During the fourth quarter of the fiscal year ended May 31, 2021, the Company made an evaluation based on factors such as changes in the Ice Cream Segment’s growth rate and recent trends in the Ice Cream Segment’s forecasted financial information, and concluded that a triggering event for an interim impairment analysis had occurred. As part of qualitative assessment, it was determined that the carrying value of the Ample Hills Tradename exceeded its estimated fair value. The Tradename was valued using the relief-from-royalty method – a variation of the income approach – which was used for the initial valuation of the Tradename in connection with the Company’s acquisition of Ample Hills. Due to a reduction in estimated total enterprise value as a result of the change in financial projections, there is no incremental fair value to allocate to the tradename. Therefore, during the fiscal year ended May 31, 2021, the Company recognized an impairment loss in the amount of $903,422, which equals the total carrying value of the Tradename as of the testing date.

Finite-lived Intangible Assets

Amortizable intangible assets, include purchased technology and patents for the Company’s Measurement Segment and proprietary recipes and the Company’s website for its Ice Cream Segment. These assets are amortized over their estimated useful lives ranging from three to fifteen years. In total, the weighted-average remaining amortization period of the Company’s intangible assets was 4.61 years as of August 31, 2021.

As of August 31, 2021 and May 31, 2021, for the Measurement Segment, the gross carrying value of amortizable intangible assets was $2,085,362, and accumulated amortization was $1,923,905 and $1,897,759 for the three months ended August 31, 2021 and the year ended May 31, 2021, respectively, which includes fully amortized assets. Amortization expense for the Measurement Segment for both of the three month periods ended August 31, 2021 and August 31, 2020 was $26,146. The weighted-average remaining amortization period for Measurement Segment intangible assets was 1.50 years as of August 31, 2021.

As of August 31, 2021 and May 31, 2021, for the Ice Cream Segment, the gross carrying value of amortizable intangible assets was $172,184 for both of the three month period ended August 31, 2021 and the year ended May 31, 2020. Accumulated amortization for the three months ended August 31, 2021 and May 31, 2021 was $27,795 and $22,062, respectively. Amortization expense for the Ice Cream Segment for the three months ended August 31, 2021 and 2020 was $5,733 and $4,011, respectively. The weighted-average remaining amortization period for Ice Cream Segment intangible assets was 8.10 years as of August 31, 2021.

The following tables present the major components of finite-intangible assets which are subject to amortization as of August 31, 2021 and May 31, 2021:

As of August 31, 2021	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets subject to amortization:
Measurement Segment
Patented technology	15	$1,663,538	$(1,502,081)	$161,457
Measurement Segment finite-lived assets		1,663,538	(1,502,081)	161,457

Ice Cream Segment
Proprietary recipes	10	146,739	(17,589)	129,150
Company website	3	25,445	(10,206)	15,239
Ice Cream Segment finite-lived intangible assets		172,184	(27,795)	144,389
Total finite-lived intangible assets		$1,835,722	$(1,529,876)	$305,846

As of May 31, 2021	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets subject to amortization:
Measurement Segment
Patented technology	15	$1,663,538	$(1,475,935)	$187,603
Measurement Segment finite-lived assets		1,663,538	(1,475,935)	187,603

Ice Cream Segment
Proprietary recipes	10	146,739	(13,934)	132,805
Company website	3	25,445	(8,128)	17,317
Ice Cream Segment finite-lived intangible assets		172,184	(22,062)	150,122
Total finite-lived intangible assets		$1,835,722	$(1,497,997)	$337,725

Estimated amortization expense for each of the following years is as follows:

Year Ending May 31,
2022	$95,637
2023	101,370
2024	15,313
2025	14,621
2026	14,621
Thereafter	64,284
Total expected amortization expense	$305,846

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

NOTE 11 – LONG-TERM DEBT

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

The Company received three PPP loans during the fiscal year ended May 31, 2021, one of which was forgiven during the three months ended August 31, 2021. The remaining PPP loans are as follows:

	Loan Amount	Issuance Date	Maturity Period	Interest Rate
PPP Loans
Ample Hills	$1,471,022	July 30, 2020	5 years	1.0%
Ample Hills	2,000,000	April 6, 2021	5 years	1.0%
Total PPP Loan Balance	$3,471,022

The first two loans (one of which was forgiven during the three months ended August 31, 2021 and therefore excluded from the table) were granted on July 30, 2020 (collectively the “First Draw PPP Loan”) under two notes payable. Both notes were issued July 30, 2020 and funds were disbursed on August 3, 2020. The third loan was granted April 6, 2021 (the “Second Draw PPP Loan”) under a note payable. The note payable issued by Ample Hills for the Second Draw PPP Loan was dated April 6, 2021 (the three notes collectively the “Notes”) and funds were disbursed April 6, 2021. The Notes mature five years from the date of issuance and bear interest annually of 1.0%. Interest is accrued monthly, commencing on the date of issuance. Principal and accrued interest are payable monthly through the maturity date, commencing on July 30, 2020 for the First Draw PPP Loan and April 6, 2021 for the Second Draw PPP Loan, unless forgiven as described below. The Notes may be prepaid at any time prior to maturity with no prepayment penalties. As noted above, Loan proceeds may be used only for eligible expenses. The Company has used and intends to use the remaining funds for eligible purposes, including the re-hiring of Ample Hill’s workforce, The Company is currently seeking forgiveness of the balance of the First Draw PPP Loan and intends on seeking forgiveness for the Second Draw PPP Loan.

Forgiveness of the Loans is available for principal that is used for the limited purposes that qualify for forgiveness under the requirements of the Small Business Administration (“SBA”), in addition to accrued interest. To obtain forgiveness, the Company must request it, provide documentation in accordance with SBA requirements and certify that the amounts requested to be forgiven qualify under those requirements. There is no guarantee that the remaining Loans will be forgiven by the SBA and therefore, the Company has recorded a $3,471,022 loan payable on the consolidated balance sheet as of the end of August 31, 2021. Of this amount, $670,517 has been recorded as a current liability to reflect the amount due within the twelve months through August 31, 2022.

On August 2, 2021, the Company requested, provided documentation in accordance with SBA requirements and certified the amounts requested to be forgiven qualified under the requirements. On August 28, 2021, the Company receive correspondence from Bank of America, which included a Notice of Paycheck Protection Program Forgiveness Payment from SBA. The First Draw PPP Loan in the amount of $588,534. The Company must retain all records for the PPP loan for six years from the date the loan is forgiven. Additionally, subsequent to receiving the First Draw PPP Loan, the Company repaid $264,476. Bank of America is returning this payment to the Company as a result of the loan being forgiven.

As of August 31, 2021 and May 31, 2021, the Company has the following current and long-term liabilities recorded for the PPP loans:

	August 31, 2021	May 31, 2021
PPP Loan Balance
Current	$670,517	$541,691
Long-term	2,800,505	3,253,389
Total PPP Loan Balance	$3,471,022	$3,795,080

 NOTE 12 – COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. ("TMA"), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net revenues (defined as gross sales less returns, allowances and sales commissions) of the Company's surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regards to the acquisition except their rights to future royalties. Royalty expense for the three months ended August 31, 2021 and August 31, 2020 amounted to $7,642 and $12,486, respectively.

In the Company’s fiscal year ended May 31, 2020 (“Fiscal 2020”), the Company determined that it was more likely than not that the Company had a pre-existing tax liability related to prior periods. The Company has analyzed the liability and estimated it to be $265,349 and accordingly, the Company recognized estimated liability in operating expenses in Fiscal 2020 and recorded an accrual for the liability. Management has evaluated the exposure related to this matter and believes that the remaining liability is its best estimate as of August 31, 2021.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report filed with the SEC on Form 10-Q (the "Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Schmitt Industries, Inc. and its consolidated subsidiaries that are based on management's current expectations, estimates, projections and assumptions about the Company's business. Words such as "expects," "anticipates," "intends," "plans," "believes," "sees," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the risk factors disclosed in our Annual Report on Form 10-K for the year ended May 31, 2021, as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report as well as those discussed from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions.

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

RESULTS OF OPERATIONS

Schmitt Industries, Inc. (the “Company”, “Schmitt”, “we” or “our”) operates a diversified business. The Company reports in two business segments, the Ice Cream Segment and the Measurement Segment.

•	Ice Cream Segment. Through our wholly owned subsidiary, Ample Hills Acquisition, LLC, the Ice Cream Segment manufactures, wholesales, and retails ice cream and related products through a network of 11 individual retail locations located in New York, New Jersey and California.

•	Measurement Segment. Through its wholly owned subsidiary Schmitt Measurement Systems, Inc., the Measurement Segment manufactures and sells products in two core product lines, Acuity® and Xact®.

-	Acuity® sells products, solutions and services that includes laser and white light sensor distance, measurement and dimensional sizing products;

-	Xact® product line includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the Internet of Things ("IoT") environment. The Xact products measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure web site for display.

The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2021.

Highlights of the Three Months Ended August 31, 2021 and August 31, 2020

	Three Months Ended August 31,				YoY Change
	2021	%	2020	%	$	%
Ice Cream Segment revenues	$2,955,755	78.6%	$501,420	33.3%	$2,454,335	489.5%
Measurement Segment revenues	803,420	21.4%	1,006,065	66.7%	(202,645)	(20.1)%
Total revenue, net	3,759,175	100.0%	1,507,485	100.0%	2,251,690	149.4%
Cost of sales	1,349,975	35.9%	899,841	59.7%	450,134	50.0%
Gross profit	2,409,200	64.1%	607,644	40.3%	1,801,556	296.5%
Selling, general and administrative	4,130,686	109.9%	2,211,883	146.7%	1,918,803	86.7%
Research & development	9,265	0.2%	17,453	1.2%	(8,188)	(46.9)%
Total operating expenses	4,139,951	110.1%	2,229,336	147.9%	1,910,615	85.7%
Operating loss	(1,730,751)	(46.0)%	(1,621,692)	(107.6)%	(109,059)	(6.7)%
Bargain purchase gain	—	0.0%	1,271,615	84.4%	(1,271,615)	(100.0)%
Forgiveness of PPP loan	588,534	15.7%	—	0.0%	588,534	100.0%
Interest expense	(11,276)	(0.3)%	(2,511)	(0.2)%	8,765	349.1%
Other income, net	112,029	2.9%	98,580	11.7%	13,449	13.6%
Loss before income taxes	(1,041,464)	(27.7)%	(254,008)	(16.8)%	(787,456)	(310.0)%
Income tax provision (benefit)	3,575	0.1%	(404,667)	(26.8)%	(408,242)	(100.9)%
Net (loss) income	$(1,045,039)	(27.8)%	$150,659	10.0%	$(1,195,698)	(793.6)%

•	Consolidated revenues increased $2,251,690, or 149.4%, to $3,759,175, for the three months ended August 31, 2021, as compared to $1,507,485 for the three months ended August 31, 2020. The increase was driven by the new Ice Cream Segment acquired on July 9, 2020 which generated revenues of $2,955,755 for the three months ended August 31, 2021, accounting for 78.6% of total revenue for the three month period.

•	Gross margin increased to 64.1% for the three months ended August 31, 2021, as compared to the three months ended August 31, 2020 of 40.3%. The Company’s gross margin was driven by improved performance in the Ice Cream Segment due to higher factory utilization and production efficiencies, as well as a product mix shift in the Measurement Segment.
•	Operating expenses increased $1,910,615, or 85.7%, to $4,139,951 for the three months ended August 31, 2021, as compared to $2,229,336 for the three months ended August 31, 2020. The increase was primarily due to the inclusion of the Ample Hills business, acquired in July 2020.
•	Net loss was ($1,045,039), or ($0.28), per fully diluted share, for the three months ended August 31, 2021, as compared to net income of $150,659 or $0.04 per fully diluted share, for the three months ended August 31, 2020. Income generated in the comparative period was the result of the bargain gain and income tax benefit related to the acquisition of Ample Hills.
•	Capital expenditures for the three months ended August 31, 2021 were $124,634, as compared to $133,303 during the three months ended August 31, 2020. During the three months ended August 31, 2021, an additional $64,551 was invested in the new Ample Hills Prospect Park West retail location that opened May 28,2021. The remaining $64,083 was the result of expenditures on equipment upgrades at the Company’s Red Hook factory in Brooklyn, New York.

Critical Accounting Policies

The Company's critical accounting policies are disclosed in its Annual Report on Form 10-K for the year ended May 31, 2021. There have been no changes subsequent to May 31, 2021.

Discussion of Operating Results

Subsequent to the acquisition of Ample Hills, the Company has two identifiable reportable segments: the Measurement Segment and the Ice Cream Segment. The foregoing information presents the balances and activities of the Measurement Segment and the Ice Cream Segment as of and for the three months ended August 31, 2021.

Consolidated Revenue- Consolidated revenue increased $2,251,690, or 149.4%, to $3,759,175 for the three months ended August 31, 2021, as compared to $1,507,485 for the three months ended August 31, 2020. The decrease in the Measurement Segment was offset by increased revenues in the Ice Cream Segment.

Ice Cream Segment - The Ice Cream Segment encompasses the operations of Ample Hills Acquisition, LLC and focuses on the wholesale and retail sales of ice cream and related products through a network of 11 individual retail locations located in New York, New Jersey and California.

Ice Cream Segment revenue increased $2,454,335, or 489.5%, to $2,955,755 for the three months ended August 31, 2021, as compared to $501,420 for the three months ended August 31, 2020. The increase was primarily due to the inclusion of a partial quarter for the three months ended August 31, 2020, as the acquisition occurred on July 9, 2020. In addition, the Company opened an additional retail location on May 28, 2021.

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

Measurement Segment revenue decreased $202,645, or 20.1%, to $803,420 for the three months ended August 31, 2021, as compared to $1,006,065 for the three months ended August 31, 2020. The decrease is primarily driven by a decrease in Acuity and Xact product revenue of $110,223 and $123,076, respectively. The decline was offset by an increase in Xact monitoring revenue of $12,253, or 3.2%.

Revenue by product line for the Measurement Segment for the three months ended August 31, 2021 and August 31, 2020, respectively, were as follows:

	Three Months Ended August 31,		YoY Change
	2021	2020	$	%
Acuity revenue	$256,125	$366,348	$(110,223)	(30.1)%
Xact - product revenue	89,917	212,993	(123,076)	(57.8)%
Xact - monitoring revenue	400,690	388,437	12,253	3.2%
Other	56,688	38,287	18,401	48.1%
Total Measurement segment revenue	$803,420	$1,006,065	$(202,645)	(20.1)%

Gross Margin – Ice Cream Segment gross margin for the three months ended August 31, 2021 increased 22.1% to 68.0%, as compared to 45.9% for the three months ended August 31, 2020. The Ice Cream Segment’s improved performance was driven by improved factory utilization, yield and seasonal increase in higher margin retail sales. Measurement Segment gross margin for the three months ended August 31, 2021 increased 10.6% to 49.8% as compared to 39.2% for the three months ended August 31, 2020. The Measurement Segment’s improved margin was driven by a higher percentage of Xact Monitoring revenue.

Operating Expenses – For the three months ended August 31, 2021, operating expenses increased $1,910,615 to $4,139,951, as compared to $2,229,336 for the three months ended August 31, 2020. This is primarily driven by the new Ice Cream Segment, which had operating expenses of $2,783,168 for the three months ended August 31, 2021, and accounted for 67.2% of total operating expenses for the three month period. Results from the Ice Cream Segment are entirely attributable to our Ample Hills business, which was acquired on July 9, 2020.

Ice Cream Segment operating expenses increased $1,730,011, or 187.0%, to $2,783,168 for the three months ended August 31, 2021, as compared to $926,631 for the three months ended August 31, 2020.

Measurement Segment operating expenses increased $303,626, or 28.8%, to $1,356,783 for the three months ended August 31, 2021, as compared to $1,053,157 for the three months ended August 31, 2020. The operating expense increase was driven by higher corporate administrative costs supporting the Measurement Segment Businesses, as well as higher professional fees.

Bargain Purchase Gain - In connection with the acquisition of Ample Hills on July 9, 2020, the Company recognized an initial bargain purchase gain of $1,271,615 that was recorded as a component of other income on the consolidated statement of operations. The bargain purchase gain amount represents the excess of the estimated fair value of net assets acquired over the estimated fair value of the consideration transferred to the sellers and their landlords. In accordance with ASC 805 - Business Combinations (“ASC 805"), we have estimated the fair value of the net assets acquired as of the acquisition date. As a result of additional information obtained during the measurement period about the facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments of $132,807 during the year ended May 31, 2021, which decreased the total bargain purchase gain recognized to $1,138,808. The adjustments were primarily related to additional cure payments subsequent to the acquisition which related to circumstances that existed prior to the acquisition date, and the identification of acquired inventory deemed obsolete as of the acquisition date. See Note 3 – Ample Hills Business Acquisition for further discussion. The purchase price allocation has been finalized as of May 31, 2021, within the measurement period, and no further adjustments will be made.

Other Income - Other income primarily consists of rental income, interest income and other income (expense). Other income was $112,029 for the three months ended August 31, 2021, as compared to $98,580 for the three months ended August 31, 2020.

Interest income was $4,049 for the three months ended August 31, 2021, as compared to $4,248 for the three months ended August 31, 2020. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates

Income Taxes - The effective tax rate for the three months ended August 31, 2021 was (0.1)%, as compared to 159.3% for the three months ended August 31, 2020. The effective tax rate on consolidated net income for the three months ended August 31, 2020 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

Net Loss - Net loss was ($1,045,039), or ($0.28) per fully diluted share, for the three months ended August 31, 2021, compared to net income of $150,659, or $0.04 per fully diluted share, for the three months ended August 31, 2020.

COVID-19 Update

As of August 31, 2021, all of our manufacturing facilities and retail shops were operational. Throughout the COVID-19 pandemic, the Company has been adhering to mandates and other guidance from local governments and health authorities, including the World Health Organization and the Centers for Disease Control and Prevention. The Company has taken extraordinary measures and invested significantly in practices to protect employees and reduce the risk of spreading the virus, while continuing to operate where permitted and to the extent possible. These actions include additional cleaning of our facilities, staggering crews, incorporating visual cues to reinforce social distancing, providing face coverings and gloves, as well as implementing daily health validation at our manufacturing and office facilities. We expect to continue to incur costs to maintain these precautionary measures for the foreseeable future. The health and safety of our employees and our communities is our highest priority.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased $1,211,081 to $1,736,872 as of August 31, 2021 as compared to $2,947,953 as of May 31, 2021.

Net cash used in operating activities was $1,446,889 during the three months ended August 31, 2021 as compared to net cash used in operating activities of $836,523 during the three months ended August 31, 2020. The net loss of $1,045,039, an increase in inventories of $270,027, the forgiveness of part of the First Draw PPP Loan received through the Paycheck Protection Program (“PPP”) totaling $588,534, an increase in other current assets of $264,476 and an increase in rent, utility deposits and ERP deposits of $82,138 were the primary drivers of the overall operating cash usage for the three months ended August 31, 2021. These uses of cash were offset by an increase in accrued liabilities and customer deposits of $334,108, a decrease in accounts receivable, net of $173,224, depreciation and amortization of $149,478, non-cash lease costs of $90,018, stock-based compensation of $26,927, an increase in accounts payable of $20,469 and an increase in income taxes payable of $14,381.

Net cash used in investing activities was $124,634 for the three months ended August 31, 2021 as compared to net cash used in investing activities of $1,802,180 for the three months ended August 31, 2020. The net cash used in investing activities for the three months ended August 31, 2021 is driven by $124,634 of purchases associated with the new Prospect Park West retail location and factory upgrades. The net cash used in investing activities for the three months ended August 31, 2020 were significantly higher as a result of the acquisition of Ample Hills and associated our costs totaling $1,668,877, in addition to purchases of property and equipment totaling $133,303.

Net cash provided by financing activities was $264,476 during the three months ended August 31, 2021, as compared to net cash provided by financing activities of $1,543,447 for the three months ended August 31, 2020. The net cash provided by financing for the three months ended August 31, 2021 activities was primarily due to the forgiveness of part of the First Draw PPP Loan received through the PPP which resulted in a repayments to the Company of $264,476 for a loan payment previously made by the Company on this loan. The net cash provided by financing activities for the three months ended August 31, 2020 was primarily the result of proceeds received by the Company for the First Draw PPP Loan, totaling $1,777,964 offset by repurchases of common stock totaling $234,517.

Management is seeking to sell the assets held for sale, which would be a source of liquidity for the Company.

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

On August 7, 2021, the Company received The Commitment Letter to Schmitt Industries (“Commitment”) from Michael Zapata, CEO. The Commitment states that SCM or its affiliated entities will provide additional capital as required to Schmitt up to $1,300,000 for the Company’s operations as needed through August 31, 2022. The Company has not requested or used any of the $1,300,000 as of August 31, 2021.

On August 2, 2021, the Company requested, provided documentation in accordance with SBA requirements and certified the amounts requested to be forgiven qualified under the requirements. On August 28, 2021, the Company received correspondence from Bank of America, which included a Notice of Paycheck Protection Program Forgiveness Payment from SBA for a portion of the First Draw PPP Loan in the amount of $588,534. The Company must retain all records for the PPP loan for six years from the date the loan is forgiven. Additionally, subsequent to receiving the First Draw PPP Loan in fiscal 2021, the Company repaid $264,476. Bank of America is returning this payment to the Company as a result of the loan being forgiven. The Company has recorded this amount in prepaid expenses and other current assets on the consolidated balance sheet.

Going Concern

In connection with preparing the condensed consolidated financial statements for the three months ended August 31, 2021, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued. In making this assessment we performed a comprehensive analysis of our current circumstances including our financial position and cash usage forecasts. The analysis used to determine the Company’s ability as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next 12 months. The Company has incurred significant losses and has not demonstrated sufficient revenues to achieve profitable operations on a consolidated basis. In addition, the Company will continue to generate losses from operations for at least one year and will require additional financing until the operations achieve profitability. These factors could create substantial doubt as to the Company’s ability to continue as a going concern for at least one year after the date our unaudited condensed consolidated financial statements are issued. However, management expects that our existing cash and cash equivalents, planned sale of real estate assets, and potential additional equity financing, will be sufficient to fund our anticipated level of operations through at least October 2022 and alleviates substantial doubt about the Company’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the year ended May 31, 2021.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2021, management had concluded that there was a material weakness in internal control over financial reporting due to deficiencies in the design and operation of internal controls over segregation of duties; and ineffective management review over accounting reconciliations for stock-based compensation, accounts receivable, accounts payable, inventory, accrued liabilities, sales taxes, expense classification, depreciation of property and equipment, net and earnings per share. We are in the process of remediating the material weakness as of the end of the period covered by this Quarterly Report on Form 10-Q.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and CFO have concluded that, as of August 31, 2021, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Remediation of Material Weaknesses

Management has developed a remediation plan in response to the material weakness identified. Management has leveraged additional accounting resources, both internal and external, to strengthen the financial close and reporting process so as to more effectively detect such misstatements in a more timely fashion. Additional accounting resources include the Company’s announcement of the appointment of Philip Bosco as Chief Financial Officer on November 6, 2020, effective December 1, 2020. In addition, a consulting firm has been engaged to assist with the development and implementation of our internal controls remediation plan.

The remediation plan includes both management’s assessment and recommendations from independent accounting advisors used in the review process.  This remediation plan is intended to address the identified material weaknesses and enhance our overall control environment.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

In the fiscal year ending May 31, 2021, the Company acquired the Ample Hills business. As of August 31, 2021, management has expanded the head count in the accounting and finance department and is in the process of integrating this new business line into the Company's overall internal control environment. Further, management has performed a thorough review of processes and procedures to ensure appropriate segregation of duties are in place to improve the internal control environment. Management anticipates completing these integration efforts by the end of the fiscal year ending May 31, 2022.

During the year ended May 31, 2021, the Company identified an error in its recording of market-based stock compensation, and recorded an adjustment to the consolidated balance sheet as of May 31, 2021, the consolidated statement of operations and comprehensive (loss) income and the consolidated statement of changes in stockholders equity for the periods then ended.

Other than the above referenced matter, including those described in the Remediation of Material Weakness section above, there has been no change in the Company's internal control over financial reporting that occurred during the Company's quarter ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

 Part II - OTHER INFORMATION

 Item 1A. Risk Factors

Please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2021, and to the disclosure relating to material weaknesses due to deficiencies in the design of internal controls under  Item 4 - Controls and Procedures  of this Form 10-Q for the three months ended August 31, 2021, for a listing of factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	October 20, 2021	/s/ Philip Bosco
Philip Bosco, Chief Financial Officer