Form 10-Q
period 2021-11-30
SCHMITT INDUSTRIES INC
filed 2022-01-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of outstanding common stock outstanding as of December 31, 2021:

Common Stock, no par value – outstanding	3,811,142

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

     SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2021	May 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$4,572,774	$4,032,690
Accounts receivable, net	1,385,185	1,154,645
Inventories, net	1,825,636	1,553,310
Prepaid expenses	134,209	198,345
Income taxes receivable	5,701	18,057
Total current assets	7,923,505	6,957,047
Leasehold assets	11,688,920	10,448,486
Property and equipment, net	2,316,494	2,824,017
Property and equipment held for sale, net	433,410	174,847
Leasehold, utilities and ERP deposits	657,490	431,808
Other assets
Intangible assets, net	273,968	337,725
TOTAL ASSETS	$23,293,787	$21,173,930

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$677,791	$583,750
Accrued commissions	63,076	60,614
Accrued payroll liabilities	614,483	527,608
Accrued liabilities	394,745	465,146
Customer deposits and prepayments	117,754	93,364
Other accrued liabilities	389,213	694,590
Current portion of long-term lease liabilities	1,224,648	1,042,331
Current portion of long-term debt	876,404	541,691
Total current liabilities	4,358,114	4,009,094
Long-term debt, net current portion	2,594,618	3,253,389
Long-term leasehold liabilities, net current portion	11,359,230	10,141,864
Total liabilities	18,311,962	17,404,347
Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 4,229,193 and 3,811,142 shares issued and outstanding at November 30, 2021, respectively; and 4,204,553 and 3,786,502 shares issued and outstanding at May 31, 2021, respectively	12,292,728	12,223,359
Accumulated deficit	(7,310,903)	(8,453,776)
Total stockholders' equity	4,981,825	3,769,583
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,293,787	$21,173,930

See accompanying notes to condensed consolidated financial statements

SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2020

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020
Net sales	$2,961,965	$2,029,712	$6,721,140	$3,537,197
Cost of revenue	1,356,874	1,067,599	2,706,849	1,967,440
Gross profit	1,605,091	962,113	4,014,291	1,569,757
Operating expenses
Selling, general and administrative	4,161,890	3,091,516	8,292,576	5,178,232
Transaction costs	—	—	—	125,167
Research and development	5,580	17,877	14,845	35,330
Total operating expenses	4,167,470	3,109,393	8,307,421	5,338,729
Operating loss	(2,562,379)	(2,147,280)	(4,293,130)	(3,768,972)
Bargain purchase gain	—	—	—	1,189,512
Adjustments to bargain purchase gain	—	(82,103)	—	—
Gain on sale of property and equipment	4,598,095	—	4,598,095	—
Forgiveness of PPP loan	—	—	588,534	—
Interest expense	(18,303)	(1,285)	(29,579)	(2,544)
Other income (expense), net	173,274	(134,164)	285,303	(36,836)
Income (loss) before income taxes	2,190,687	(2,364,832)	1,149,223	(2,618,840)
Income tax provision (benefit)	2,775	1,637	6,350	(403,030)
Net income (loss)	$2,187,912	$(2,366,469)	$1,142,873	$(2,215,810)

Net income (loss) per common share
Basic	$0.58	$(0.63)	$0.30	$(0.59)
Weighted-average number of common shares, basic	3,784,000	3,763,156	3,785,997	3,763,454
Diluted	$0.57	$(0.63)	$0.30	$(0.59)
Weighted-average number of common shares, diluted	3,819,616	3,763,156	3,814,909	3,763,454

See accompanying notes to condensed consolidated financial statements

     SCHMITT INDUSTRIES, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2020

	Six Months Ended November 30,
	2021	2020
Cash flows relating to operating activities
Net income (loss)	$1,142,873	$(2,215,810)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bargain purchase gain	—	(1,189,512)
Forgiveness of Paycheck Protection Program loan	(588,534)	—
Depreciation and amortization	294,597	187,114
Gain on sale of property and equipment	(4,598,095)	—
Stock-based compensation	69,369	251,371
Deferred income taxes	—	(406,304)
Non-cash lease costs	159,248	—
(Increase) decrease in:
Accounts receivable, net	(230,540)	(220,514)
Inventories, net	(272,326)	(60,250)
Prepaid expenses	64,136	(46,883)
Deposits on capital improvements to factory	—	(273,278)
Rent, utility deposits and ERP deposits	(225,682)	(79,170)
Leasehold assets	—	(360,896)
Income taxes receivable	12,356	(80,602)
Increase (decrease) in:
Accounts payable	94,041	503,864
Accrued liabilities and customer deposits	(262,052)	433,514
Leasehold liabilities	—	773,670
Net cash used in operating activities	$(4,340,609)	$(2,783,686)

Cash flows relating to investing activities
Acquisition of Ample Hills	$—	$(1,711,127)
Purchases of property and equipment	(181,707)	(258,371)
Proceeds from the sale of property and equipment	4,797,924	—
Net cash provided by (used in) investing activities	$4,616,217	$(1,969,498)

Cash flows relating to financing activities
Proceeds from Paycheck Protection Program, net of repayment	$264,476	$1,795,080
Payments on short-term borrowing	—	(36,441)
Repurchase of common stock	—	(234,517)
Net cash provided by financing activities	$264,476	$1,524,122
Increase (decrease) in cash and cash equivalents	540,084	(3,229,062)
Cash and cash equivalents, beginning of period	4,032,690	10,566,531
Cash and cash equivalents, end of period	$4,572,774	$7,337,469
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$10,606	$80,600
Cash paid for interest	$—	$616

See accompanying notes to condensed consolidated financial statements

     SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2020

	Shares	Amount	Accumulated Deficit	Total
Balance, May 31, 2021	3,786,502	$12,223,359	$(8,453,776)	$3,769,583
Shares issued to directors, officers and others upon vesting of RSUs	24,640	—	—	—
Stock-based compensation	—	69,369	—	69,369
Net income	—	—	1,142,873	1,142,873
Balance, November 30, 2021	3,811,142	$12,292,728	$(7,310,903)	$4,981,825

	Shares	Amount	Accumulated Deficit	Total
Balance, May 31, 2020	3,784,554	$12,257,306	$(364,104)	$11,893,202
Share repurchases	(72,159)	(234,517)	—	(234,517)
Shares issued to directors and officers upon vesting of RSUs	57,290	—	—	—
Stock-based compensation	—	251,371	—	251,371
Net loss	—	—	(2,215,810)	(2,215,810)
Balance, November 30, 2020	3,769,685	$12,274,160	$(2,579,914)	$9,694,246

See accompanying notes to condensed consolidated financial statements

      SCHMITT INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of Schmitt Industries, Inc. (the "Company", "Schmitt", "we" or "our"), the accompanying unaudited interim condensed consolidated financial statements, (collectively hereinafter the “consolidated financial statements”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of November 30, 2021 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2021 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2021. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2022.

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 2: Summary of Significant Accounting Policies” of our fiscal 2021 Form 10-K filed on August 31, 2021.

Principles of Consolidation

These consolidated financial statements include those of the Company and its wholly owned subsidiaries: Schmitt Measurement Systems, Inc. and Ample Hills Acquisition LLC. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Reclassifications

Certain amounts in the prior period consolidated statements of operations have been reclassified to conform to the presentation of the current period. These reclassifications had no effect on previously recorded net income (loss).

Use of Estimates

The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board (“FASB”) on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021. There were no new material accounting standards issued in the six months ended November 30, 2021 that impacted the Company.

Recently Adopted Accounting Standards

There were no new material accounting standards adopted in the six months ended November 30, 2021.

Liquidity

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital. As of November 30, 2021, our available funds consisted of $4,572,774 in cash and cash equivalents. Management is seeking to sell additional assets held for sale as noted below, which would be a source of liquidity, in addition to sources related to the forgiveness of the Paycheck Protection Program (“PPP”) loans (see Note 13 – Long-Term Debt) and the commitment from Michael Zapata, our Chief Executive Officer (“CEO”), to provide additional capital if needed as noted below. We anticipate that the available funds and cash generated from operations and financing activities will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures to fund operations for at least one year after the date the consolidated financial statements are issued.

On August 7, 2021, the Company received The Commitment Letter to Schmitt Industries (“Commitment”) from our CEO. The Commitment states that Sententia Capital Management LLC (“SCM”) or its affiliated entities will provide additional capital as required to Schmitt up to $1,300,000 for the Company’s operations as needed through November 30, 2022. The Company has not requested or used any of the funds available as of November 30, 2021.

On November 10, 2021, the Company closed on the sale of its building located at 2451 NW 28th Avenue, Portland, OR 97210 for $5,100,000 with net proceeds of $4,723,346. The Company recorded a gain on sale of property and equipment totaling $4,598,095 on its consolidated statement of operations. The property associated with the sale was previously classified as assets held for sale. See below for further details.

Business Combinations

The Company accounts for business combinations in accordance with Accounting Standard Codification (“ASC”) 805 - Business Combinations. ASC 805 requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired and liabilities assumed, using the bottom up approach, to estimate their value at the acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets is to be recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recorded as a bargain purchase gain. See Note 2 – Acquisition of Ample Hills.

Assets Held for Sale

Assets held for sale are stated at the lower of cost less depreciation or expected net realizable value. Depreciation is computed using the straight-line method over estimated useful lives of 25 years for building improvements. Expenditures for maintenance and repairs are charged to expense as incurred and are recorded within selling, general and administrative expenses on the consolidated statement of operations.

The Company owned a two story 35,050 sq. foot building in an industrial zone that was listed for sale in December 2020. On November 11, 2021, the Company announced the sale of this building located at 2451 NW 28th Avenue, Portland, OR 97210 for $5,100,000 with net proceeds of $4,723,346. The transaction was funded and closed on November 10, 2021. The Company recorded a gain on sale of property and equipment totaling $4,598,095 on its consolidated statement of operations. Assets held for sale as of May 31, 2021 are associated with this property, and therefore, not included in assets held for sale as of November 30, 2021. The Company previously leased this property to two lessees. See Note 5 – Leases for further information. As such, this lease has been terminated as of November 30, 2021.

The Company owns two office/industrial buildings with a total of 11,667 sq. feet located at 2765 NW Nicolai Street, Portland, OR 97210 that were listed for sale in November 2021. Assets held for sale as of November 30, 2021 are associated with these properties. The Company currently occupies part of this property and leases a portion to a third party. See Note 5 – Leases for further information on this lease. A potential transaction would be structured as a sale/leaseback, as the Company occupies 75% of the buildings.

As of November 30, 2021 and May 31, 2021, assets held for sale consisted of the following:

	November 30, 2021	May 31, 2021
Land	$159,000	$140,000
Buildings and improvements	1,616,250	246,135
Total property and equipment held for sale	1,775,250	386,135
Less accumulated depreciation	(1,341,840)	(211,288)
Total property and equipment held for sale, net	$433,410	$174,847

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

Financial Instruments

The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, accounts payable, the current portion of the PPP loans, customer deposits and prepayments) approximates fair value because of their short-term maturities.

NOTE 2 - AMPLE HILLS BUSINESS ACQUISITION

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

The Agreement assigned to Buyer, or one or more of its affiliates, the Acquired Assets (as defined in the Agreement) and Buyer, or one or more of its affiliates, assumed the Assumed Liabilities (as defined in the Agreement) for a purchase price of $1,000,000. The Asset Acquisition included the following assets, among other things, Ample Hills' equipment, inventory, and all intellectual property, including the names and marks of "AMPLE HILLS" and "AMPLE HILLS CREAMERY" and all derivatives thereof. Pursuant to the Agreement, Buyer also paid approximately $700,000 to certain landlords of Ample Hills in exchange for the right to assume leases with such landlords and $125,167 in transaction costs.

The Company's strategy includes utilizing its capital for value opportunities. Accordingly, the primary purpose of the Ample Hills acquisition was to capitalize on this strategy by purchasing a business with a good brand name, which in light of the purchase price paid in bankruptcy, could have a significant upside. The Transactions were funded by the Company with cash on hand and has been accounted for in accordance with ASC 805. Our estimates of fair value are based upon assumptions believed to be reasonable, yet are inherently uncertain and, as a result, may differ from actual performance. During the measurement period, not to exceed one year from the date of acquisition, the Company recorded adjustments to the estimated fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill or bargain purchase gain, as appropriate, in the period in which such revised estimates are identified. The purchase price allocation has been finalized as of May 31, 2021, within the measurement period, and no further adjustments will be made.

In accordance with ASC 805, the Company has recognized the assets and liabilities of Ample Hills at fair value with the excess of such values over the fair value of consideration transferred to the seller presented as a bargain purchase gain recognized on the accompanying consolidated statement of operations during the year ended May 31, 2021. The foregoing amounts reflect our current estimates of fair value as of the July 9, 2020 acquisition date.

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

As a result of additional information obtained during the measurement period about the facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments which resulted in a reduction in the bargain purchase gain, which reduced it to $1,138,808. The adjustments related to additional cure payments made during the prior year, the discovery of obsolete inventory, and the reduction of the deferred tax liability. The bargain purchase gain amount represents the excess of the estimated fair value of the net assets and intangibles, described above, acquired over the estimated fair value of the consideration transferred to the sellers and their landlords. In accordance with ASC 805, the Company estimated the fair value of the net assets acquired as of the acquisition date.

Ample Hills was a privately held company that was acquired out of bankruptcy. Management has performed a thorough evaluation of the pre-bankruptcy books and found the records to not be auditable. Therefore, management engaged a third party consultant to assist in evaluating alternative means by which to provide historic financial data in future periods.

For further information see Note 12 – Intangible Assets, net for further details regarding the results of the Ice Cream Segment.

NOTE 3 - STOCK OPTIONS AND STOCK-BASED COMPENSATION

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

Stock Options

At November 30, 2021, the Company had outstanding stock options to purchase 22,500 shares of common stock all of which are vested and exercisable with a weighted-average exercise price of $1.70. As all options outstanding as of November 30, 2021 were fully vested; the Company recorded no expense as additional stock-based compensation expense related to stock options during the quarter ending November 30, 2021.

Outstanding Options			Exercisable Options
Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Number of Shares	Weighted- Average Exercise Price
22,500	$1.70	5.3	22,500	$1.70

No stock options were granted, exercised, canceled or expired under the Company's stock-based compensation plans during the six months ended November 30, 2021.

Restricted Stock Units

Service-based and market-based restricted stock units (“RSUs”) are granted to key employees, members of the Company's Board of Directors and others. Service-based RSUs generally fully vest on the first anniversary date of the award. Market-based RSUs are contingent on continued service and vest based on the 15-day average closing price of the Company's common stock equal or exceeding certain targets established by the Compensation Committee of the Board of Directors. No market-based RSUs were granted in the six months ended November 30, 2021.

During the six months ended November 30, 2021, 9,457 service-based RSUs were granted.

RSU activity under the Company's stock-based compensation plans during the six months ended November 30, 2021 is summarized as follows:

	Number of Units	Weighted-Average Price at Grant Date	Aggregate Intrinsic Value
Non-vested RSUs - May 31, 2021	34,237	$4.71	$161,400
RSUs granted	9,457	$4.18	39,551
RSUs vested	(24,640)	$4.06	(99,948)
Non-vested RSUs – November 30, 2021	19,054	$5.30	$101,003

During the three and six months ended November 30, 2021, total restricted stock-compensation expense recognized was $42,422 and $69,369, respectively, and has been recorded as selling, general and administrative expense in the consolidated statements of operations. Remaining stock-compensation expense on non-vested RSUs with a time-vesting condition is $57,548.

NOTE 4 – WEIGHTED-AVERAGE SHARES AND RECONCILIATION

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

For the three and six months ended November 30, 2021, potentially dilutive securities consisted of options to purchase 22,500 shares of common stock at $1.70 per share. Of these potentially dilutive securities, all of the shares of common stock underlying the options are excluded during the three and six months ended November 30, 2020 from the computation of diluted earnings per share because the Company incurred a net loss. In periods when a net loss is incurred, no common stock equivalents are included in the calculation of diluted net income or loss for the Company since they are antidilutive. As such, all stock options outstanding are excluded from the computation of diluted net income in those periods.

Basic weighted-average shares for the three and six months ended November 30, 2021 and November 30, 2020 were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020
Weighted-average shares (basic)	3,784,000	3,763,156	3,785,997	3,763,454
Effect of dilutive stock options	35,616	—	28,912	—
Weighted-average shares (diluted)	3,819,616	3,763,156	3,814,909	3,763,454

NOTE 5 – LEASES

On November 22, 2019, the Company entered into a triple-net lease agreement with Tosei, whereby Tosei will lease the Company's building located at 2451 NW 28th Avenue, Portland, OR 97210 for a base monthly fee of $23,282 for a term of 120 months. This lease arrangement been accounted for pursuant to Accounting Standards Update (“ASU”) No. 2016-02, "Leases (Topic 842) (“ASU Topic 842”)". The Company presents property revenues as other income. As previously noted, this property was listed for sale in December 2020. On November 10, 2021, the Company closed on the sale of this property for $5,100,000 with net proceeds of $4,723,346. As such, this has been terminated as of November 30, 2021.

On October 1, 2020, the Company entered into the Humboldt Lease, whereby Humboldt will lease the Company's building located at 2765 NW Nicolai Street, Portland, OR 97210 for a monthly fee of $3,185 for a term of 62 months. This lease arrangement been accounted for pursuant to Topic 842. The Company presents property revenues as other income. Minimum future lease payments receivable are as follows:

Years Ending May 31,
2022	$19,682
2023	40,151
2024	41,356
2025	42,597
2026	14,338
Total undiscounted cash flow	$158,124

On December 1, 2020, the Company entered into the Second Humboldt Lease, whereby Humboldt will lease a portion of the Company’s building located at 2451 NW 28th Avenue, Portland, OR 97210 for a monthly fee of $4,596 for a lease term of 59 months. As noted above, on November 11, 2021, the Company announced the sale of this property. The transaction was funded and closed on November 10, 2021. As such, this lease has been terminated as of November 30, 2021.

In connection with the July 9, 2020 acquisition of Ample Hills, the Company has multiple real estate leases for its leased stores as well as a manufacturing facility that are recorded as operating leases under various non-cancellable operating leases. On November 12, 2021, the Company signed an additional retail lease agreement in conjunction with its new retail store located in New York. The store is scheduled to open during the spring of 2022. Payments on this lease will commence on April 22, 2022.

To determine whether a contract is or contains a lease, the Company determines at contract inception whether it contains the right to control the use of an identified asset for a period of time in exchange for consideration to the counterparty in the transaction. If the Company determines that the contract provides the right to obtain substantially all of the economic benefit from the use of the leased asset, as well as the right for the Company to direct the asset's use, the Company recognizes a right-of-use asset and liability upon contract inception. The initial carrying value of the operating lease liability is determined by calculating the present value of future lease payments under the contract. The Company considers the future lease payments under the original terms of the contract, and also includes explicitly enumerated renewal periods where management is reasonably certain that such renewal options will be exercised. The Company’s operating leases contain varying terms and expire at various dates through 2030. For the three months ended November 30, 2021 and November 30, 2020, lease expenses under fixed term leases amounted to $486,039  and $424,284, respectively. For the six months ended November 30, 2021 and November 30, 2020, lease expenses under fixed term leases amounted to $926,903 and $690,092, respectively.

Certain of the Company’s operating leases contain variable lease payments, either in part or in total, related to certain performance targets by the Company at the underlying store locations. These variable leases costs are recognized as incurred in accordance with ASC 842 - Leases.

The Company's future minimum lease payments required under operating leases that have commenced as of November 30, 2021 were as follows:

Years Ending May 31,
2022	$777,027
2023	1,858,502
2024	1,866,585
2025	1,845,319
2026	1,619,558
Thereafter	7,146,576
Total lease payments	15,113,567
Less: imputed interest	(2,529,689)
Present value of lease payments	12,583,878
less: current lease obligations	(1,224,648)
Long-term lease obligations	$11,359,230

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

The Company’s lease term and discount rates were as follows:

November 30, 2021
Weighted-average remaining lease term (years)	7.67
Weighted-average discount rate	3.87%

NOTE 6 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consisted of the following:

	November 30, 2021	May 31, 2021
Land	$—	$159,000
Buildings and improvements	1,480,679	2,989,140
Furniture, fixtures and equipment	1,827,315	1,788,784
Total property and equipment	3,307,994	4,936,924
Less: accumulated depreciation	(991,500)	(2,112,907)
Total property and equipment, net	$2,316,494	$2,824,017

Depreciation expense for the three months ended November 30, 2021 and 2020 was $113,240 and $68,561, respectively. Depreciation expense for the six months ended November 30, 2021 and 2020 was $230,839 and $124,795, respectively.

NOTE 7 - CUSTOMER CONCENTRATION

The Company had one customer who accounted for 11.0% of net revenues for the three months ended November 30, 2021. The Company had one customer who accounted for 16.2% of net revenues for the six months ended November 30, 2020.

NOTE 8 – ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable, net consisted of the following:

	November 30,	May 31,
	2021	2021
Accounts receivable	$1,479,192	$1,252,968
Less: allowance for doubtful accounts	(94,007)	(98,323)
Accounts receivable, net	$1,385,185	$1,154,645

NOTE 9 – INVENTORIES, NET

The Company’s inventories, net consisted of the following:

	November 30, 2021	May 31, 2021
Raw materials	$887,829	$901,464
Work-in-process	28,958	35,160
Finished goods	1,009,628	731,826
Total inventories	1,926,415	1,668,450
Less: inventory reserves	(100,779)	(115,140)
Inventories, net	$1,825,636	$1,553,310

NOTE 10 - INCOME TAXES

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

As of November 30, 2021 and of May 31, 2021, the Company had no other long-term liabilities related to income tax contingencies. Interest and penalties associated with uncertain tax positions are recognized as components of the "Provision for income taxes." The Company had no liability for payment of interest and penalties as of November 30, 2021 and May 31, 2021.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2018 and after are subject to examination.

Effective Tax Rate

The effective tax rate was 0.1% and 0.6%, respectively, for the three and six months ended November 30, 2021. The effective tax rate was (0.1%) and (15.4%), respectively, for the three and six months ended November 30, 2020. The effective tax rate on consolidated net income (loss) for the three months ended November 30, 2021 and November 30, 2020 differs from the federal statutory tax rate primarily due to changes in the deferred tax asset valuation allowance. For the three months ended November 30, 2020, the tax benefit recorded related to the bargain purchase gain and changes in the deferred tax asset valuation allowance

NOTE 11 - SEGMENT INFORMATION

As described in Note 2 - Ample Hills Business Acquisition, the Company closed on the acquisition of Ample Hills on July 9, 2020. As a result of the acquisition of Ample Hills, the Company now has two reportable business segments: the Ice Cream Segment and the Measurement Segment. The Ice Cream Segment encompasses the activities of Ample Hills and focuses on the wholesale and retail sales of the Company’s ice cream products from 12 separate retail locations in New York, New Jersey and California. The Measurement Segment focuses on laser-based test and measurement systems and ultrasonic products. All of the Company’s operations are conducted within North America.

The foregoing information presents the balances and activities of the Measurement Segment for the three and six months ended November 30, 2021 and November 30, 2020. For the Ice Cream Segment, the balances and activities for the three and six months ended November 30, 2021 are included, however, due to the acquisition occurring on July 9, 2020, only a portion of balances and activities are presented for the three and six months ended November 30, 2020.

The following table present the activity for the three months ended November 30, 2021 and 2020:

	Three Months Ended November 30,
	2021		2020
	Ice Cream	Measurement	Ice Cream	Measurement
Revenue, net	$1,979,616	$982,349	$1,158,989	$870,723
Gross margin	$1,128,655	$476,436	$467,714	$494,399
Gross margin %	57.0%	48.5%	40.4%	56.8%
Operating loss	$(1,922,873)	$(639,506)	$(1,737,598)	$(409,682)
Depreciation expense	$106,747	$6,493	$59,160	$9,401
Amortization expense	$5,733	$26,145	$6,017	$26,146
Capital expenditures	$57,074	$—	$111,387	$13,680

The following table present the activity for the six months ended November 30, 2021 and 2020:

	Six Months Ended November 30,
	2021		2020
	Ice Cream	Measurement	Ice Cream	Measurement
Revenue, net	$4,935,371	$1,785,769	$1,660,409	$1,876,788
Gross margin	$3,137,845	$876,446	$681,136	$888,621
Gross margin %	63.6%	49.1%	41.0%	47.4%
Operating loss	$(3,138,091)	$(1,155,039)	$(2,700,352)	$(1,068,620)
Depreciation expense	$214,639	$16,200	$94,486	$30,309
Amortization expense	$11,466	$52,292	$10,028	$52,291
Capital expenditures	$181,707	$—	$232,051	$26,320

Segment Assets

	November 30, 2021	May 31,2021
Segment assets to total assets
Ice Cream Segment	$9,898,380	$10,713,832
Measurement Segment	2,270,087	2,565,701
Corporate assets	11,125,320	7,894,397
Total assets	$23,293,787	$21,173,930

NOTE 12 - INTANGIBLE ASSETS

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

During the fourth quarter of the fiscal year ended May 31, 2021, the Company made an evaluation based on factors such as changes in the Ice Cream Segment’s growth rate and recent trends in the Ice Cream Segment’s forecasted financial information, and concluded that a triggering event for an interim impairment analysis had occurred. As part of qualitative assessment, it was determined that the carrying value of the Ample Hills tradenames exceeded the estimated fair value. The tradename was valued using the relief-from-royalty method – a variation of the income approach – which was used for the initial valuation of the tradename in connection with the Company’s acquisition of Ample Hills. Due to a reduction in estimated total enterprise value as a result of the change in financial projections, there is no incremental fair value to allocate to the tradenames. Therefore, during the fiscal year ended May 31, 2021, the Company recognized an impairment loss in the amount of $903,422, which equals the total carrying value of the tradenames as of the testing date.

Finite-lived Intangible Assets

Amortizable intangible assets include purchased technology and patents for the Company’s Measurement Segment and proprietary recipes and the Company’s website for its Ice Cream Segment. These assets are amortized over their estimated useful lives ranging from three to fifteen years. In total, the weighted-average remaining amortization period of the Company’s intangible assets was 4.62 years as of November 30, 2021.

As of November 30, 2021 and May 31, 2021, for the Measurement Segment, the gross carrying value of amortizable intangible assets was $1,663,538, and accumulated amortization was $1,528,226 and $1,475,935, respectively, which includes fully amortized assets. Amortization expense for the Measurement Segment for the three months ended November 30, 2021 and November 30, 2020 was $26,145 and $26,146, respectively. Amortization expense for the Measurement Segment for the six months ended November 30, 2021 and November 30, 2020 was $52,292 and $52,291, respectively. The weighted-average remaining amortization period for Measurement Segment intangible assets was 1.25 years as of November 30, 2021.

As of November 30, 2021 and May 31, 2021, for the Ice Cream Segment, the gross carrying value of amortizable intangible assets was $172,184, and accumulated amortization was $33,528 and $22,062, respectively. Amortization expense for the Ice Cream Segment for the three and six months ended November 30, 2021 was $5,733 and $11,466, respectively. Amortization expense for the Ice Cream Segment for the three and six months ended November 30, 2020 was $6,017 and $10,028, respectively. The weighted-average remaining amortization period for Ice Cream Segment intangible assets was 7.92 years as of November 30, 2021.

The following tables present the major components of finite-intangible assets which are subject to amortization as of November 30, 2021 and May 31, 2021:

As of November 30, 2021	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets subject to amortization:
Measurement Segment
Patented technology	15	$1,663,538	$(1,528,226)	$135,312
Measurement Segment finite-lived assets		1,663,538	(1,528,226)	135,312

Ice Cream Segment
Proprietary recipes	10	146,739	(21,244)	125,495
Company website	3	25,445	(12,284)	13,161
Ice Cream Segment finite-lived intangible assets		172,184	(33,528)	138,656
Total finite-lived intangible assets		$1,835,722	$(1,561,754)	$273,968

As of May 31, 2021	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets subject to amortization:
Measurement Segment
Patented technology	15	$1,663,538	$(1,475,935)	$187,603
Measurement Segment finite-lived assets		1,663,538	(1,475,935)	187,603

Ice Cream Segment
Proprietary recipes	10	146,739	(13,934)	132,805
Company website	3	25,445	(8,128)	17,317
Ice Cream Segment finite-lived intangible assets		172,184	(22,062)	150,122
Total finite-lived intangible assets		$1,835,722	$(1,497,997)	$337,725

Estimated amortization expense for each of the following years is as follows:

Year Ending May 31,
2022	$68,341
2023	101,370
2024	15,313
2025	14,621
2026	14,621
Thereafter	59,702
Total expected amortization expense	$273,968

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

NOTE 13 – LONG-TERM DEBT

Paycheck Protection Program Loan

On March 21, 2020, the Coronavirus Aid Relief and Economic Security Ace (“CARES ACT”) was enacted. The CARES ACT established the PPP, which funds eligible businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and accrued interest if the proceeds are used for eligible costs, which include, but are not limited to, payroll, benefits, mortgage, lease and utility expenses.

The Company received three PPP loans during the fiscal year ended May 31, 2021, one of which was forgiven during the six months ended November 30, 2021. The remaining PPP loans are as follows:

	Loan Amount	Issuance Date	Maturity Period	Interest Rate
PPP Loans
Ample Hills	$1,471,022	July 30, 2020	5 years	1.0%
Ample Hills	2,000,000	April 6, 2021	5 years	1.0%
Total PPP Loan Balance	$3,471,022

The first two loans (one of which was forgiven during the six months ended November 30, 2021 and therefore excluded from the table) were granted on July 30, 2020 (collectively the “First Draw PPP Loan”) under two notes payable. Both notes were issued July 30, 2020 and funds were disbursed on August 3, 2020. The third loan was granted April 6, 2021 (the “Second Draw PPP Loan”) under a note payable. The note payable issued by Ample Hills for the Second Draw PPP Loan was dated April 6, 2021 (the three notes collectively the “Notes”) and funds were disbursed April 6, 2021. The Notes mature five years from the date of issuance and bear interest annually of 1.0%. Interest is accrued monthly, commencing on the date of issuance. Principal and interest is paid monthly through the maturity date, commencing on July 30, 2020 for the First Draw PPP Loan and April 6, 2021 for the Second Draw PPP Loan, unless forgiven as described below. The Notes may be prepaid at any time prior to maturity with no prepayment penalties. As noted above, Loan proceeds may be used only for eligible expense. Ample Hills has used and intends to use the remaining funds for eligible purposes, including the re-hiring of Ample Hill’s workforce, The Company or Ample Hills, as applicable, is currently seeking forgiveness of the balance of the First Draw PPP Loan and for the Second Draw PPP Loan.

Forgiveness of the Loans is available for principal that is used for the limited purposes that qualify for forgiveness under the requirements of the Small Business Administration (“SBA”), in addition to accrued interest. To obtain forgiveness, the Company must request it, provide documentation in accordance with SBA requirements and certify that the amounts requested to be forgiven qualify under those requirements. There is no guarantee that the remaining Loans will be forgiven by the SBA and therefore, the Company has recorded a $3,471,022 loan payable on the consolidated balance sheet as of the end of November 30, 2021. Of this amount, $876,404 has been recorded as a current liability to reflect the amount due within the twelve months through November 30, 2022.

On August 2, 2021, the Company requested forgiveness of the First Draw PPP loan and provided documentation in accordance with SBA requirements and certified the amounts requested to be forgiven qualified under the requirements. On August 28, 2021, the Company received correspondence from Bank of America, which included a Notice of Paycheck Protection Program Forgiveness Payment from SBA for a portion of the First Draw PPP Loan in the amount of $588,534. The Company must retain all records for the PPP loan for six years from the date the loan is forgiven. Additionally, subsequent to receiving the First Draw PPP Loan in fiscal 2021, the Company repaid $264,476. During the six months ended November 30, 2021, Bank of America returned this payment to the Company as a result of a portion of the First Draw PPP loan being forgiven.

On December 15, 2021 and December 22, 2021, respectively, for the remaining portion of the First Draw PPP loan and the Second PPP loan, the Company provided documentation in accordance with SBA requirements and certified the amounts requested to be forgiven qualified under the requirements.

As of November 30, 2021 and May 31, 2021, the Company has the following current and long-term liabilities recorded for the PPP loans:

	November 30, 2021	May 31, 2021
PPP Loan Balance
Current	$876,404	$541,691
Long-term	2,594,618	3,253,389
Total PPP Loan Balance	$3,471,022	$3,795,080

 NOTE 14 – COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. ("TMA"), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net revenues (defined as gross sales less returns, allowances and sales commissions) of the Company's surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regards to the acquisition except their rights to future royalties. Royalty expense for the three months ended November 30, 2021 and November 30, 2020 amounted to $11,787 and $6,506, respectively. Royalty expense for the six months ended November 30, 2021 and November 30, 2020 amounted to $19,429 and $12,486, respectively.

During the Company’s fiscal year ended May 31, 2020 (“Fiscal 2020”), the Company determined that it was more likely than not that the Company had a pre-existing tax liability related to prior periods. The Company has analyzed the liability and estimated it to be $265,349 and accordingly, the Company recognized estimated liability in operating expenses in Fiscal 2020 and recorded an accrual for the liability. Management has evaluated the exposure related to this matter and believes that the remaining liability is its best estimate as of November 30, 2021.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

RESULTS OF OPERATIONS

Schmitt Industries, Inc. (the "Company", "Schmitt", "we" or "our") operates a diversified business. The Company reports in two business segments, the Ice Cream Segment and the Measurement Segment.

·	Ice Cream Segment. Through our wholly owned subsidiary, Ample Hills Acquisition, LLC, the Ice Cream Segment manufactures, wholesales, and retails ice cream and related products through a network of 11 individual retail locations located in New York, New Jersey and California.

·	Measurement Segment. Through its wholly owned subsidiary Schmitt Measurement Systems, Inc., the Measurement Segment manufactures and sells products in two core product lines, Acuity® and Xact®.

-	Acuity® sells products, solutions and services that includes laser and white light sensor distance, measurement and dimensional sizing products.

-	Xact® product line includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the Internet of Things ("IoT") environment. The Xact products measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure website for display.

The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K filed on August 31, 2021.

Highlights of the Three Months Ended November 30, 2021 and November 30, 2020

	Three Months Ended November 30,				YoY Change
	2021	%	2020	%	$	%
Ice Cream Segment revenues	$1,979,616	66.8%	$1,158,989	57.1%	$820,627	70.8%
Measurement Segment revenues	982,349	33.2%	870,723	42.9%	111,626	12.8%
Total revenue, net	2,961,965	100.0%	2,029,712	100.0%	932,253	45.9%
Cost of sales	1,356,874	45.8%	1,067,599	52.6%	289,275	27.1%
Gross profit	1,605,091	54.2%	962,113	47.4%	642,978	66.8%
Selling, general and administrative	4,161,890	140.5%	3,091,516	152.3%	1,070,374	34.6%
Research & development	5,580	0.2%	17,877	0.9%	(12,297)	(68.8%)
Total operating expenses	4,167,470	140.7%	3,109,393	153.2%	1,058,077	34.0%
Operating loss	(2,562,379)	(86.5%)	(2,147,280)	(105.8%)	(415,099)	(19.3%)
Gain on sale of property and equipment	4,598,095	155.2%	—	—	4,598,095	100.0%
Adjustments to bargain purchase gain	—	0.0%	(82,103)	(4.0%)	82,103	100.0%
Interest expense	(18,303)	(0.6%)	(1,285)	(0.1%)	17,018	1324.4%
Other (expense) income, net	173,274	5.8%	(134,164)	(6.6%)	307,438	229.2%
Income (loss) before income taxes	2,190,687	74.0%	(2,364,832)	(116.5%)	4,555,519	192.6%
Income tax provision	2,775	0.1%	1,637	0.1%	1,138	69.5%
Net income (loss)	$2,187,912	73.9%	$(2,366,469)	(116.6%)	$4,554,381	192.5%

Highlights of the Six Months Ended November 30, 2021 and November 30, 2020

	Six Months Ended November 30,				YoY Change
	2021	%	2020	%	$	%
Ice Cream Segment revenues	$4,935,371	73.4%	$1,660,409	46.9%	$3,274,962	197.2%
Measurement Segment revenues	1,785,769	26.6%	1,876,788	53.1%	(91,019)	(4.8%)
Total revenue, net	6,721,140	100.0%	3,537,197	100.0%	3,183,943	90.0%
Cost of sales	2,706,849	40.3%	1,967,440	55.6%	739,408	37.6%
Gross profit	4,014,291	59.7%	1,569,756	44.4%	2,444,535	155.7%
Selling, general and administrative	8,292,576	123.4%	5,178,232	146.4%	3,114,344	60.1%
Transaction costs	—	0.0%	125,167	3.5%	(125,167)	(100.0%)
Research & development	14,845	0.2%	35,330	1.0%	(20,485)	(58.0%)
Total operating expenses	8,307,421	123.6%	5,338,729	150.9%	2,968,692	55.6%
Operating loss	(4,293,130)	(63.9%)	(3,768,972)	(106.6%)	(524,158)	13.9%
Gain on sale of property and equipment	4,598,095	68.4%	—	0.0%	4,598,095	100.0%
Bargain purchase gain	—	0.0%	1,189,512	33.6%	(1,189,512)	(100.0%)
Forgiveness of PPP loan	588,534	8.8%	—	0.0%	588,534	100.0%
Interest expense	(29,579)	(0.4%)	(2,544)	(0.1%)	27,035	1062.7%
Other income, net	285,303	4.2%	(36,836)	(1.0%)	322,139	874.5%
Income (loss) before income taxes	1,149,223	17.1%	(2,618,840)	(74.0%)	3,768,063	143.9%
Income tax provision (benefit)	6,350	0.1%	(403,030)	(11.4%)	409,380	101.6%
Net income (loss)	$1,142,873	17.0%	$(2,215,810)	(62.6%)	$3,358,683	151.6%

•	Consolidated revenues increased $932,253, or 45.9%, to $2,961,965 for the three months ended November 30, 2021, as compared to $2,029,712 for the three months ended November 30, 2020. Consolidated revenues increased $3,183,943, or 90.0%, to $6,721,140 for the six months ended November 30, 2021, as compared to $3,537,197 for the six months ended November 30, 2020. The increase was driven by the Ice Cream Segment, which generated revenues of $1,979,616 and $4,935,371 for the three and six months ended November 30, 2021, respectively, accounting for 66.8% and 73.4% of total revenue for the three and six month periods.

•	Gross margin increased to 54.2% for the three months ended November 30, 2021, as compared to the three months ended November 30, 2020 of 47.4%. Gross margin increased to 59.7%, for the six months ended November 30, 2021, as compared to the six months ended November 30, 2020 of 44.4%. The Company’s gross margin was driven by improved performance in the Ice Cream Segment due to higher factory utilization and production efficiencies, as well as a product mix shift in Measurement Segment.

•	Operating expenses increased $1,058,077, or 34.0%, to $4,167,470 for the three months ended November 30, 2021, as compared to $3,109,393 for the three months ended November 30, 2020. Operating expenses increased $2,968,692, or 55.6%, to $8,307,421 for the six months ended November 30, 2021, as compared to $5,338,729 for the six months ended November 30, 2020. The increase was primarily due to the inclusion of the Ample Hills business, acquired in July 2020.

•	Net income was $2,187,912, or $0.57, per fully diluted share, for the three months ended November 30, 2021, as compared to net loss of ($2,366,469), or ($0.63), per fully diluted share, for the three months ended November 30, 2020. Net income was $1,142,873, or $0.30, per fully diluted share, for the six months ended November 30, 2021, as compared to net loss of ($2,215,810), or ($0.59), per fully diluted share, for the six months ended November 30, 2020.

•	Capital expenditures for the six months ended November 30, 2021 were $181,707 as compared to $258,371 during the six months ended November 30, 2020. During the six months ended November 30, 2021, an additional $111,798 was invested in the new Ample Hills Prospect Park West retail location that opened May 28, 2021. The remaining $69,909 was the result of expenditures on equipment upgrades at the Company’s Red Hook factory in Brooklyn, New York.

Critical Accounting Policies

The Company's critical accounting policies are disclosed in its Annual Report on Form 10-K for the year ended May 31, 2021 filed on August 31, 2021 with the Securities and Exchange Committee (“SEC”). There have been no changes subsequent to May 31, 2021.

Discussion of Operating Results

The Company has previously reported segment information between their two identified reportable segments: the Balancer Segment and the Measurement Segment. As described in the Company’s Annual Report on Form 10-K for the year ended May 31, 2021, the Company sold the Dynamic Balance Systems ("SBS") business line on November 22, 2020. This entity composed substantially all of the business activities of the Company's legacy Balancer Segment. Subsequent to this sale, Management determined that the Company had a single reportable segment, until the acquisition of Ample Hills closed during the first fiscal quarter of 2021 ended August 31, 2020. Subsequent to the acquisition of Ample Hills, the Company has two identifiable reportable segments: the Measurement Segment and the Ice Cream Segment. The foregoing information presents the balances and activities of the Measurement Segment and the Ice Cream Segment as of and for the three and six months ended November 30, 2021.

Consolidated Revenue- Consolidated revenues increased $932,253, or 45.9%, to $2,961,965 for the three months ended November 30, 2021, as compared to $2,029,712 for the three months ended November 30, 2020. Consolidated revenues increased $3,183,943, or 90.0%, to $6,721,140 for the six months ended November 30, 2021, as compared to $3,537,197 for the six months ended November 30, 2020. The increase was driven by the Ice Cream Segment, which generated revenues of $1,979,616 and $4,935,371 for the three and six months ended November 30, 2021, respectively, accounting for 66.8% and 73.4% of total revenue for the three and six month periods.

Ice Cream Segment - The Ice Cream Segment encompasses the operations of Ample Hills Acquisition, LLC and focuses on the wholesale and retail sales of ice cream and related products through a network of 11 individual retail locations located in New York, New Jersey and California.

Ice Cream Segment revenue increased $820,627, or 70.8%, to $1,979,616 for the three months ended November 30, 2021, as compared to $1,158,989, for the three months ended November 30, 2020. Ice Cream Segment revenue increased $3,274,962, or 197.2%, to $4,935,371 for the six months ended November 30, 2021, as compared to $1,660,409 for the six months ended November 30, 2020. The increase was primarily due to the inclusion of Ice Cream Segment revenue for the entire six months ended November 30, 2021 versus partial inclusion for the six months ended November 30, 2020, as the acquisition occurred on July 9, 2020. In addition, the Company opened an additional retail location on May 28, 2021.

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

Measurement Segment revenue increased $111,626, or 12.8%, to $982,349 for the three months ended November 30, 2021, as compared to $870,723 for the three months ended November 30, 2020. Measurement Segment revenue decreased $91,019, or 4.8%, to $1,785,769 for the six months ended November 30, 2021, as compared to $1,876,788 for the six months ended November 30, 2020. For the three months ended November 30, 2021, the increase is primarily driven by an increase in Acuity and Xact product revenue of $119,208 and $25,638, respectively, offset by a decrease in Xact monitoring revenue of $28,625, or 6.8%. For the six months ended November 30, 2021, the decrease is primarily driven by a decrease in Xact product revenue and Xact monitoring revenue of $97,438 and $16,372, respectively, offset by an increase in other revenue and Acuity revenue of $13,805 and $8,985, respectively.

Revenue by product line for the Measurement Segment for the three months ended November 30, 2021 and November 30, 2020, respectively, were as follows:

	Three Months Ended November 30,		YoY Change
	2021	2020	$	%
Acuity revenue	$456,533	$337,325	$119,208	35.3%
Xact - product revenue	120,051	94,413	25,638	27.2%
Xact - monitoring revenue	391,508	420,133	(28,625)	(6.8%)
Other	14,257	18,852	(4,595)	(24.4%)
Total Measurement Segment revenue	$982,349	$870,723	$111,626	12.8%

Revenue by product line for the Measurement Segment for the six months ended November 30, 2021 and November 30, 2020, respectively, were as follows:

	Six Months Ended November 30,		YoY Change
	2021	2020	$	%
Acuity revenue	$712,658	$703,673	$8,985	1.3%
Xact - product revenue	209,968	307,406	(97,438)	(31.7%)
Xact - monitoring revenue	792,198	808,570	(16,372)	(2.0%)
Other	70,945	57,139	13,806	24.2%
Total Measurement Segment revenue	$1,785,769	$1,876,788	$(91,020)	(4.8%)

Gross Margin – Ice Cream Segment gross margin for the three months ended November 30, 2021 increased to 57.0%, as compared to 40.4% for the three months ended November 30, 2020. Ice Cream Segment gross margin for the six months ended November 30, 2021 increased to 63.6%, as compared to 41.0% for the six months ended November 30, 2020. The Ice Cream Segment’s improved performance was driven by improved factory utilization, yield and a seasonal increase in higher margin retail sales.

Measurement Segment gross margin for the three months ended November 30, 2021 decreased to 48.5%, as compared to 56.8% for the three months ended November 30, 2020. Measurement Segment gross margin for the six months ended November 30, 2021 increased to 49.1% as compared to 47.4% for the six months ended November 30, 2020. Measurement Segment’s improved margin was the driven by a higher percentage of Xact Monitoring revenue.

Operating Expenses – Operating expenses increased $1,058,077, or 34.0%, to $4,167,470 for the three months ended November 30, 2021, as compared to $3,109,393 for the three months ended November 30, 2020. Operating expenses increased $2,968,692, or 55.6%, to $8,307,421 for the six months ended November 30, 2021, as compared to $5,338,729 for the six months ended November 30, 2020. The increase was primarily due to the inclusion of the Ample Hills business, acquired in July 2020.

Ice Cream Segment operating expenses increased $846,332 or 38.4%, to $3,051,528 for the three months ended November 30, 2021, as compared to $2,205,196 for the three months ended November 30, 2020. Ice Cream Segment operating expenses increased $2,894,448, or 85.6%, to $6,275,936 for the six months ended November 30, 2021, as compared to $3,381,488 for the six months ended November 30, 2020.

Measurement Segment operating expenses increased $211,745, or 23.4%, to $1,115,942 for the three months ended November 30, 2021, as compared to $904,197 for the three months ended November 30, 2020. Measurement Segment operating expenses increased $74,244, or 3.8%, to $2,031,485 for the six months ended November 30, 2021, as compared to $1,957,241for the six months ended November 30, 2020. The operating expense increase was driven by higher corporate administrative costs supporting the Measurement businesses, as well as higher professional fees.

Gain on Sale of Property and Equipment – During the three and six months ended November 30, 2021, the Company recorded a gain on the sale of property and equipment totaling $4,598,095. The gain is the result of the sale of a two story 35,050 sq. foot building in an industrial zone that was listed for sale in December 2020 and equipment related to Ample Hills. On November 10, 2021, the Company closed on the sale of this building located at 2451 NW 28th Avenue, Portland, OR 97210 for $5,100,000 with net proceeds of $4,723,346.

Bargain Purchase Gain - In connection with the acquisition of Ample Hills on July 9, 2020, the Company recognized an initial bargain purchase gain of $1,271,615 that was recorded as a component of other income on the consolidated statement of operations. The bargain purchase gain amount represents the excess of the estimated fair value of net assets acquired over the estimated fair value of the consideration transferred to the sellers and their landlords. In accordance with ASC 805 - Business Combinations (“ASC 805"), we have estimated the fair value of the net assets acquired as of the acquisition date. As a result of additional information obtained during the measurement period about the facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments of $132,807 during the year ended May 31, 2021, which decreased the total bargain purchase gain recognized to $1,138,808. The adjustments were primarily related to additional cure payments subsequent to the acquisition which related to circumstances that existed prior to the acquisition date, and the identification of acquired inventory deemed obsolete as of the acquisition date. See Note 2 – Ample Hills Business Acquisition for further discussion. The purchase price allocation has been finalized as of May 31, 2021, within the measurement period, and no further adjustments will be made.

Interest Expense – Interest expense was $18,303 for the three months ended November 30, 2021, as compared to $1,285 for the three months ended November 30, 2020. Interest expense was $29,579 for the six months ended November 30, 2021, as compared to $2,544 for the six months ended November 30, 2020.

Other Income (Expense), Net - Other income, net primarily consists of rental income, interest income and other income (expense). Other income was $173,274 for the three months ended November 30, 2021, as compared to other income (expense) of ($134,164) for the three months ended November 30, 2020. Other income (expense), net was $285,303 for the six months ended November 30, 2021, as compared to ($36,836) for the six months ended November 30, 2020.

Interest income was $388 for the three months ended November 30, 2021, as compared to $2,495 for the three months ended November 30, 2020. Interest income was $1,158 for the six months ended November 30, 2021, as compared to $6,743 for the six months ended November 30, 2020. Fluctuations in interest income are impacted by the levels of our average cash and investment balances and changes in interest rates

Income Taxes - The effective tax rate was 0.1% and 0.6%, respectively, for the three and six months ended November 30, 2021. The effective tax rate was (0.1%) and (15.4%), respectively, for the three and six months ended November 30, 2020. The effective tax rate on consolidated net loss for the three months ended November 30, 2021 and November 30, 2020 differs from the federal statutory tax rate primarily due to changes in the deferred tax asset valuation allowance. For the three months ended November 30, 2020, the tax benefit recorded related to the bargain purchase gain and changes in the deferred tax asset valuation allowance

Net Income (Loss) - Net income was $2,187,912, or $0.57, per fully diluted share, for the three months ended November 30, 2021, as compared to net loss of ($2,366,469), or ($0.63), per fully diluted share, for the three months ended November 30, 2020. Net income was $1,142,873, or $0.30, per fully diluted share, for the six months ended November 30, 2021, as compared to net loss of ($2,215,810), or ($0.59), per fully diluted share, for the six months ended November 30, 2020.

COVID-19 Update

As of November 30, 2021, all of the Company’s manufacturing facilities and retail shops were operational. Throughout the COVID-19 pandemic, the Company has been adhering to mandates and other guidance from local governments and health authorities, including the World Health Organization and the Centers for Disease Control and Prevention. The Company has taken extraordinary measures and invested significantly in practices to protect employees and reduce the risk of spreading the virus, while continuing to operate where permitted and to the extent possible. These actions include additional cleaning of our facilities, staggering crews, incorporating visual cues to reinforce social distancing, providing face coverings and gloves, as well as implementing daily health validation at our manufacturing and office facilities. We expect to continue to incur costs to maintain these precautionary measures for the foreseeable future. The health and safety of our employees and our communities is our highest priority.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $617,438 to $3,565,391 as of November 30, 2021, as compared to $2,947,953 as of May 31, 2021.

Net cash used in operating activities was $4,340,609 during the six months ended November 30, 2021, as compared to net cash used in operating activities of $2,783,686 during the six months ended November 30, 2020. The net cash used in operating activities was primarily driven by a gain on disposal of property and equipment of $4,598,095, forgiveness of part of the First Draw PPP Loan received through the Paycheck Protection Program (“PPP”) totaling $588,534, an increase in inventories of $272,326, a decrease in accrued liabilities and customer deposits of $262,052, an increase in accounts receivable, net of $230,540 and an increase in rent, utility deposits and ERP deposits of $225,682. These uses of cash were offset by net income of $1,142,873, depreciation and amortization of $294,597, non-cash lease costs of $159,248, stock-based compensation of $69,369, an increase in accounts payable of $94,041, a decrease in prepaid expenses of $64,136 and an increase in income taxes receivable of $12,356.

Net cash provided by investing activities was $4,616,217 for the six months ended November 30, 2021, as compared to net cash used in investing activities of $1,969,498 for the six months ended November 30, 2020. The net cash provided by investing activities for the six months ended November 30, 2021 is driven by proceeds from the sale of property and equipment of $4,797,924, offset partially by purchases of property and equipment of $181,707. The net cash used in investing activities for the six months ended November 30, 2020 was the result of the acquisition of Ample Hills and associated cure costs totaling $1,711,127, in addition to purchases of property and equipment totaling $258,371.

Net cash provided by financing activities was $264,476 during the six months ended November 30, 2021, as compared to net cash provided by financing activities of $1,524,122 for the six months ended November 30, 2020. The net cash provided by financing activities for the six months ended November 30, 2021 was due to the forgiveness of part of the First Draw PPP Loan received through the PPP, which resulted in a repayment to the Company of $264,476 for a loan payment previously made by the Company on this loan. The net cash provided by financing activities for the six months ended November 30, 2020 was primarily the result of proceeds received by the Company for the First Draw PPP Loan totaling $2,059,556, offset by a repayment of the PPP loan totaling $264,476, the repurchases of common stock totaling $234,517 and payments on short-term borrowing of $36,441.

Management is seeking to sell the assets held for sale, which would be a source of liquidity for the Company.

We believe that our existing cash and cash equivalents combined with the cash we anticipate generating from operating and financing activities will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources. The Company may seek to generate additional cash, whether the remaining PPP loans are forgiven or otherwise. Such efforts could include the sale of previously disclosed real estate efforts or additional financing. Any subsequent equity financing sought may have dilutive effects on our current shareholders. The Company has no agreements or understandings with respect to the foregoing.

On August 7, 2021, the Company received The Commitment Letter to Schmitt Industries (“Commitment”) from Michael Zapata, our Chief Executive Officer (“CEO”). The Commitment states that Sententia Capital Management LLC (“SCM”) or its affiliated entities will provide additional capital as required to Schmitt up to $1,300,000 for the Company’s operations as needed through November 30, 2022. The Company has not requested or used any of the $1,300,000 as of November 30, 2021.

On August 2, 2021, the Company requested forgiveness of the First Draw PPP Loan and provided documentation in accordance with SBA requirements and certified the amounts requested to be forgiven qualified under the requirements. On August 28, 2021, the Company received correspondence from Bank of America, which included a Notice of Paycheck Protection Program Forgiveness Payment from SBA for a portion of the First Draw PPP Loan in the amount of $588,534. The Company must retain all records for the PPP loan for six years from the date the loan is forgiven. Additionally, subsequent to receiving the First Draw PPP Loan in fiscal 2021, the Company repaid $264,476. During the six months ended November 30, 2021, Bank of America returned this payment to the Company as a result of a portion of the First Draw PPP loan being forgiven.

Going Concern

In connection with preparing the consolidated financial statements for the three and six months ended November 30, 2021, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued. In making this assessment we performed a comprehensive analysis of our current circumstances including our financial position and cash usage forecasts. The analysis used to determine the Company’s ability as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next 12 months. The Company has incurred significant losses and has not demonstrated sufficient revenues to achieve profitable operations on a consolidated basis. In addition, the Company will continue to generate losses from operations for at least one year and will require additional financing until the operations achieve profitability. These factors could create substantial doubt as to the Company’s ability to continue as a going concern for at least one year after the date our unaudited condensed consolidated financial statements are issued. However, management expects that our existing cash and cash equivalents, planned sale of real estate assets, our access to the Sententia Capital Management Commitment Letter, and any potential additional equity financing, will be sufficient to fund our anticipated level of operations through at least January 2023 and alleviates substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and CFO have concluded that, as of November 30, 2021, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Remediation of Material Weaknesses

Management developed a remediation plan in response to the material weakness identified. Management has leveraged additional accounting resources, both internal and external, to strengthen the financial close and reporting process so as to more effectively detect such misstatements in a more timely fashion. Additional accounting resources include the Company’s announcement of the appointment of Philip Bosco as CFO on November 6, 2020, effective December 1, 2020. In addition, a consulting firm has been engaged to assist with the development and implementation of our internal controls remediation plan.

The remediation plan includes both management’s assessment and recommendations from independent accounting advisors used in the review process.  This remediation plan is intended to address the identified material weakness and enhance our overall control environment.

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

Changes in Internal Control Over Financial Reporting

In the fiscal year ending May 31, 2021, the Company acquired the Ample Hills business. As of November 30, 2021, management has expanded the head count in the accounting and finance department and is in the process of integrating this new business line into the Company's overall internal control environment. Further, management has performed a thorough review of processes and procedures to ensure appropriate segregation of duties are in place to improve the internal control environment. Management anticipates completing these integration efforts by the end of the fiscal year ending May 31, 2022.

During the fiscal year ended May 31, 2021, the Company identified an error in its recording of market-based stock compensation, and recorded an adjustment to the consolidated balance sheet as of May 31, 2021, the consolidated statement of operations and the consolidated statement of changes in stockholders equity for the periods then ended.

Other than the above referenced matter, including those described in the Remediation of Material Weakness section above, there has been no change in the Company's internal control over financial reporting that occurred during the Company's quarter ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

Please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2021, and to the disclosure relating to material weaknesses due to deficiencies in the design of internal controls under  Item 4. Controls and Procedures  of this Form 10-Q for the three and six months ended November 30, 2021, for a listing of factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	January 14, 2022	/s/ Philip Bosco
Philip Bosco, Chief Financial Officer