Form 10-Q
period 2022-02-28
SCHMITT INDUSTRIES INC
filed 2022-04-14
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of outstanding common stock outstanding as of March 31, 2022:

Common Stock, no par value – outstanding	3,822,683

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2022	May 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,999,241	$4,032,690
Accounts receivable, net	936,809	1,154,645
Inventories, net	2,191,844	1,553,310
Prepaid expenses	30,867	198,345
Income taxes receivable	17,730	18,057
Total current assets	5,176,491	6,957,047
Leasehold assets	11,423,035	10,448,486
Property and equipment, net	2,248,500	2,824,017
Property and equipment held for sale, net	433,410	174,847
Leasehold, utilities and ERP deposits	829,001	431,808
Other assets
Intangible assets, net	242,088	337,725
TOTAL ASSETS	$20,352,525	$21,173,930

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$555,974	$583,750
Accrued commissions	59,208	60,614
Accrued payroll liabilities	505,248	527,608
Accrued liabilities	329,492	465,146
Customer deposits and prepayments	112,791	93,364
Other accrued liabilities	424,799	694,590
Current portion of long-term lease liabilities	1,417,386	1,042,331
Current portion of long-term debt	472,431	541,691
Total current liabilities	3,877,329	4,009,094
Long-term debt, net current portion	1,527,569	3,253,389
Long-term leasehold liabilities, net current portion	10,833,399	10,141,864
Total liabilities	16,238,297	17,404,347
Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 4,236,821 and 3,818,770 shares issued and outstanding at February 28, 2022, respectively; and 4,204,553 and 3,786,502 shares issued and outstanding at May 31, 2021, respectively	12,318,375	12,223,359
Accumulated deficit	(8,204,147)	(8,453,776)
Total stockholders' equity	4,114,228	3,769,583
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,352,525	$21,173,930

See accompanying notes to condensed consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

	Three Months Ended February 28,		Nine Months Ended February 28,
	2022	2021	2022	2021
Net sales	$1,848,913	$1,668,444	$8,570,053	$5,205,641
Cost of revenue	912,076	837,254	3,618,925	2,804,694
Gross profit	936,837	831,190	4,951,128	2,400,947
Operating expenses
Selling, general and administrative	3,312,388	3,313,918	11,604,964	8,492,150
Transaction costs	—	—	—	125,167
Research and development	10,771	21,732	25,616	57,062
Total operating expenses	3,323,159	3,335,650	11,630,580	8,674,379
Operating loss	(2,386,322)	(2,504,460)	(6,679,452)	(6,273,432)
Bargain purchase gain	—	(2,277)	—	1,187,235
Gain on sale of property and equipment	—	—	4,598,095	—
Forgiveness of PPP loan	1,471,292	—	2,059,826	—
Interest expense	(8,232)	(5,400)	(37,811)	(12,854)
Other income, net	38,286	90,703	323,589	58,777
Income (loss) before income taxes	(884,976)	(2,421,434)	264,247	(5,040,274)
Income tax provision (benefit)	8,268	(1,637)	14,618	(404,667)
Net income (loss)	$(893,244)	$(2,419,797)	$249,629	$(4,635,607)

Net income (loss) per common share
Basic	$(0.24)	$(0.64)	$0.07	$(1.23)
Weighted-average number of common shares, basic	3,788,315	3,764,536	3,790,022	3,759,369
Diluted	$(0.24)	$(0.64)	$0.07	$(1.23)
Weighted-average number of common shares, diluted	3,788,315	3,764,536	3,813,675	3,759,369

See accompanying notes to condensed consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2022, AND FEBRUARY 28, 2021

	Nine Months Ended February 28,
	2022	2021
Cash flows relating to operating activities
Net income (loss)	$249,629	$(4,635,607)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bargain purchase gain	—	(1,187,235)
Forgiveness of Paycheck Protection Program loan	(2,059,826)	—
Depreciation and amortization	401,448	307,732
Gain on sale of property and equipment	(4,598,095)	—
Stock-based compensation	95,016	163,493
Deferred income taxes	—	(406,304)
Non-cash lease costs	92,042	596,188
(Increase) decrease in:
Accounts receivable, net	217,836	(381,945)
Inventories, net	(638,534)	(313,012)
Prepaid expenses	167,478	(39,253)
Deposits on capital improvements to factory	—	(417,794)
Rent, utility deposits and ERP deposits	(397,193)	(173,294)
Increase (decrease) in:
Accounts payable	(27,776)	476,589
Accrued liabilities and customer deposits	(409,187)	352,537
Net cash used in operating activities	$(6,907,162)	$(5,657,905)

Cash flows relating to investing activities
Acquisition of Ample Hills	$—	$(1,713,404)
Purchases of property and equipment	(188,687)	(510,321)
Proceeds from the sale of property and equipment	4,797,924	35,500
Net cash provided by (used in) investing activities	$4,609,237	$(2,188,225)

Cash flows relating to financing activities
Proceeds from Paycheck Protection Program, net of repayment	$264,476	$1,795,080
Payments on short-term borrowing	—	(48,625)
Repurchase of common stock	—	(300,492)
Net cash provided by financing activities	$264,476	$1,445,963
Decrease in cash and cash equivalents	(2,033,449)	(6,400,167)
Cash and cash equivalents, beginning of period	4,032,690	10,566,531
Cash and cash equivalents, end of period	$1,999,241	$4,166,364
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$19,200	$80,600
Cash paid for interest	$63	$616

See accompanying notes to condensed consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

	Shares	Amount	Accumulated Deficit	Total
Balance, May 31, 2021	3,786,502	$12,223,359	$(8,453,776)	$3,769,583
Shares issued to directors, officers and others upon vesting of RSUs	32,268	—	—	—
Stock-based compensation	—	95,016	—	95,016
Net income	—	—	249,629	249,629
Balance, February 28, 2022	3,818,770	$12,318,375	$(8,204,147)	$4,114,228

	Shares	Amount	Accumulated Deficit	Total
Balance, May 31, 2020	3,784,554	$12,257,306	$(364,104)	$11,893,202
Share repurchases	(72,101)	(234,517)		(234,517)
Shares issued to directors and officers upon vesting of RSUs	77,281	—	—	—
Stock-based compensation	—	163,493	—	163,493
Repurchase of restricted stock units	(14,400)	(65,975)	—	(65,975)
Net loss	—	—	(4,635,607)	(4,635,607)
Balance, February 28, 2021	3,775,334	$12,120,307	$(4,999,711)	$7,120,596

See accompanying notes to condensed consolidated financial statements.

SCHMITT INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of Schmitt Industries, Inc. (the "Company", "Schmitt", "we" or "our"), the accompanying unaudited interim condensed consolidated financial statements, (collectively hereinafter the “consolidated financial statements”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2022 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2021 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2021. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2022.

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 2: Summary of Significant Accounting Policies” of our most recent Form 10-K for the fiscal year ended May 31, 2021.

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

New Accounting Standards

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board (“FASB”) on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021. There were no new material accounting standards issued in the nine months ended February 28, 2022 that impacted the Company.

Recently Adopted Accounting Standards

There were no new material accounting standards adopted in the nine months ended February 28, 2022.

Liquidity

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital. As of February 28, 2022, our available funds consisted of $1,999,241 in cash and cash equivalents. Management is seeking to sell additional assets held for sale as noted below, which would be a source of liquidity, in addition to sources related to the forgiveness of the Paycheck Protection Program (“PPP”) loans (see Note 13 – Long-Term Debt) and the commitment from Michael Zapata, our Chief Executive Officer (“CEO”), to provide additional capital if needed as noted below. We anticipate that the available funds and cash generated from operations and financing activities will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures to fund operations for at least one year after the date the consolidated financial statements are issued.

On August 7, 2021, the Company received The Commitment Letter to Schmitt Industries (“Commitment”) from our CEO. The Commitment states that Sententia Capital Management LLC (“SCM”) or its affiliated entities will provide additional capital as required to Schmitt up to $1,300,000 for the Company’s operations as needed through February 28, 2023. The Company has not requested or used any of the funds available as of February 28, 2022.

On November 10, 2021, the Company closed on the sale of its building located at 2451 NW 28th Avenue, Portland, OR 97210 for $5,100,000 with net proceeds of $4,753,724. The Company recorded a gain on sale of property and equipment totaling $4,598,095 on its consolidated statement of operations. The property associated with the sale was previously classified as assets held for sale. See below for further details.

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

The Company owned a two story 35,050 sq. foot building in an industrial zone that was listed for sale in December 2020. On November 10, 2021, the Company sold the building located at 2451 NW 28th Avenue, Portland, OR 97210 for $5,100,000 with net proceeds of $4,753,724. The Company recorded a gain on sale of property and equipment totaling $4,598,095 on its consolidated statement of operations. Assets held for sale as of May 31, 2021 are associated with this property, and therefore, not included in assets held for sale as of February 28, 2022. The Company previously leased this property to two lessees, as described further in Note 5 – Leases. As such, this lease has been terminated as of February 28, 2022.

The Company owns two industrial office buildings totaling 11,667 sq. feet located at 2765 NW Nicolai Street, Portland, OR 97210 that were listed for sale in November 2021. Assets held for sale as of February 28, 2022 are associated with these properties. The Company currently occupies part of this property and leases a portion to a third party, as described further in Note 5 – Leases. A potential sale transaction would be structured as a sale-leaseback, as the Company occupies approximately 75% of the buildings.

As of February 28, 2022 and May 31, 2021, assets held for sale consisted of the following:

	February 28, 2022	May 31, 2021
Land	$159,000	$140,000
Buildings and improvements	1,616,250	246,135
Total property and equipment held for sale	1,775,250	386,135
Less accumulated depreciation	(1,341,840)	(211,288)
Total property and equipment held for sale, net	$433,410	$174,847

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

Ample Hills was a privately held company that was acquired out of bankruptcy. Management has performed a thorough evaluation of the pre-bankruptcy books and found the records to not be auditable. Therefore, management engaged a third- party consultant to assist in evaluating alternative means by which to provide historic financial data in future periods.

For further information see Note 11 – Segment Information for further details regarding the operating results of the Ice Cream Segment, and Note 12 – Intangible Assets, net for further details regarding the intangible assets acquired in connection with the Transactions.

NOTE 3 - STOCK OPTIONS AND STOCK-BASED COMPENSATION

Stock-based compensation includes expense charges for all stock-based awards to employees and directors granted under the Company's stock option plan. Stock-based compensation recognized during the period is based on the portion of the grant date fair value of the stock-based award that will vest during the period, adjusted for forfeitures as they occur. Compensation cost for all stock-based awards is recognized using the straight-line method.

Stock Options

As of February 28, 2022, the Company had outstanding stock options to purchase 22,500 shares of common stock all of which are vested and exercisable with a weighted-average exercise price of $1.70. As all stock options outstanding as of February 28, 2022 were fully vested, the Company recorded no additional stock-based compensation expense related to stock options during the quarter ending February 28, 2022.

Outstanding Options			Exercisable Options
Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Number of Shares	Weighted- Average Exercise Price
22,500	$1.70	5.1	22,500	$1.70

No stock options were granted, exercised, canceled or expired under the Company's stock-based compensation plans during the nine months ended February 28, 2022.

Restricted Stock Units

Service-based and market-based restricted stock units (“RSUs”) are granted to key employees, members of the Company's Board of Directors and others. Service-based RSUs generally fully vest on the first anniversary date of the award. Market-based RSUs are contingent on continued service and vest based on the 15-day average closing price of the Company's common stock equal or exceeding certain targets established by the Compensation Committee of the Board of Directors. No market-based RSUs were granted in the nine months ended February 28, 2022.

During the nine months ended February 28, 2022, 12,332 service-based RSUs were granted.

RSU activity under the Company's stock-based compensation plans during the nine months ended February 28, 2022 is summarized as follows:

	Number of Units	Weighted-Average Price at Grant Date	Aggregate Intrinsic Value
Non-vested RSUs - May 31, 2021	34,237	$4.71	$161,400
RSUs granted	12,332	$4.41	54,358
RSUs forfeited	(2,058)	$4.86	(10,000)
RSUs vested	(28,376)	$4.26	(120,913)
Non-vested RSUs – February 28, 2022	16,135	$5.26	$84,845

During the three and nine months ended February 28, 2022, total restricted stock-compensation expense recognized was $25,647 and $95,016, respectively, and has been recorded as selling, general and administrative expense in the consolidated statements of operations. Remaining stock-compensation expense to be recognized in future periods for non-vested RSUs with a time-vesting condition is $30,424.

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

For the three and nine months ended February 28, 2022, potentially dilutive securities consisted of options to purchase 22,500 shares of common stock at $1.70 per share. Of these potentially dilutive securities, all of the shares of common stock underlying the options are excluded from the computation of diluted earnings per share for the three months ended February 28, 2022 and February 28, 2021, and for the nine months ended February 28, 2021, because the Company incurred a net loss during those periods. In periods when a net loss is incurred, no common stock equivalents are included in the calculation of diluted net income or loss for the Company since they are antidilutive. The Company recorded a net profit for the nine months ended February 28, 2022, and as such, all stock options outstanding are included in the computation of diluted net income for that period.

Basic weighted-average shares for the three and nine months ended February 28, 2022 and February 28, 2021 were as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2022	2021	2022	2021
Weighted-average shares (basic)	3,788,315	3,764,536	3,790,022	3,759,369
Effect of dilutive stock options	—	—	23,653	—
Weighted-average shares (diluted)	3,788,315	3,764,536	3,813,675	3,759,369

NOTE 5 – LEASES

Leases – as a Lessor

On November 22, 2019, the Company entered into a triple-net lease agreement with Tosei America, Inc. (“Tosei”), whereby Tosei leased the Company's building located at 2451 NW 28th Avenue, Portland, OR 97210 for a base monthly fee of $23,282 for a term of 120 months. This lease arrangement has been accounted for pursuant to Accounting Standards Update (“ASU”) No. 2016-02, "Leases (Topic 842) (“ASU Topic 842”)". The Company presents property revenues as other income. As previously noted, the Company sold this property on November 10, 2021. As such, this lease has been terminated as of February 28, 2022.

On October 1, 2020, the Company entered into a lease agreement (“Humboldt Lease”) whereby Humboldt Street Collective, LLC (“Humboldt”) will lease the Company's building located at 2765 NW Nicolai Street, Portland, OR 97210 for a monthly fee of $3,185 for a term of 62 months. This lease arrangement been accounted for pursuant to Topic 842. The Company presents property revenues as other income. Minimum future lease payments receivable are as follows:

Years Ending May 31,
2022	$9,841
2023	40,151
2024	41,356
2025	42,597
2026	14,338
Total undiscounted cash flow	$148,283

On December 1, 2020, the Company entered into the Second Humboldt Lease, whereby Humboldt leased a portion of the Company’s building located at 2451 NW 28th Avenue, Portland, OR 97210 for a monthly fee of $4,596 for a term of 59 months. As noted above, the Company sold this property on November 10, 2021. As such, this lease has been terminated as of February 28, 2022.

Leases – as a Lessee

In connection with the acquisition of Ample Hills, the Company assumed multiple real estate leases for retail store locations as well as a manufacturing facility, all of which are classified as operating leases. On November 12, 2021, the Company signed an additional retail lease agreement in conjunction with its new retail store located in New York. The store is scheduled to open during the summer of 2022. Payments on this lease will commence on April 22, 2022.

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

The Company’s operating leases contain varying terms and expire at various dates through 2032. For the three months ended February 28, 2022 and February 28, 2021, lease expenses under fixed term leases amounted to $478,890 and $400,609, respectively. For the nine months ended February 28, 2022 and February 28, 2021, lease expenses under fixed term leases amounted to $1,347,522 and $1,099,993, respectively.

Certain of the Company’s operating leases contain variable lease payments related to certain performance targets by the Company at the underlying store locations. These variable lease costs are recognized as incurred in accordance with ASC 842 - Leases.

The Company's future minimum lease payments required under operating leases that have commenced as of February 28, 2022 were as follows:

Years Ending May 31,
2022	$446,148
2023	1,886,203
2024	1,793,510
2025	1,748,643
2026	1,529,082
Thereafter	7,221,582
Total lease payments	14,625,168
Less: imputed interest	(2,374,383)
Present value of lease payments	12,250,785
less: current lease obligations	(1,417,386)
Long-term lease obligations	$10,833,399

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

The Company’s weighted-average remaining lease term and discount rates under operating leases that have commenced as of February 28, 2022 were as follows:

as of February 28, 2022
Weighted-average remaining lease term (years)	8.94
Weighted-average discount rate	3.87%

NOTE 6 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consisted of the following:

	February 28, 2022	May 31, 2021
Land	$—	$159,000
Buildings and improvements	1,442,667	2,989,140
Furniture, fixtures and equipment	1,871,580	1,788,784
Total property and equipment	3,314,247	4,936,924
Less: accumulated depreciation	(1,065,747)	(2,112,907)
Total property and equipment, net	$2,248,500	$2,824,017

Depreciation expense for the three months ended February 28, 2022 and 2021 was $74,972 and $93,068, respectively. Depreciation expense for the nine months ended February 28, 2022 and 2021 was $305,811 and $217,834, respectively.

NOTE 7 - CUSTOMER CONCENTRATION

The Company had one customer who accounted for 18% of net revenues for the three months ended February 28, 2022. The Company had one customer who accounted for 11% of net revenues for the nine months ended February 28, 2022. The Company had two customers who exceeded 10% of net revenues for the three months ended February 28, 2021, accounting for 21% and 11%, respectively. The Company had one customer who accounted for 18% of net revenues for the nine months ended February 28, 2021.

The Company had two customers who accounted for 23% and 12%, respectively, of accounts receivable, net as of February 28, 2022, and one customer who accounted for 21%, of accounts receivable, net as of February 28, 2021.

NOTE 8 – ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable, net consisted of the following:

	February 28, 2022	May 31, 2021
Accounts receivable	$1,034,729	$1,252,968
Less: allowance for doubtful accounts	(97,920)	(98,323))
Accounts receivable, net	$936,809	$1,154,645

NOTE 9 – INVENTORIES, NET

The Company’s inventories, net consisted of the following:

	February 28, 2022	May 31, 2021
Raw materials	$1,217,338	$901,464
Work-in-process	45,561	35,160
Finished goods	1,029,724	731,826
Total inventories	2,292,623	1,668,450
Less: inventory reserves	(100,779)	(115,140)
Inventories, net	$2,191,844	$1,553,310

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

As of February 28, 2022 and of May 31, 2021, the Company had no other long-term liabilities related to income tax contingencies. Interest and penalties associated with uncertain tax positions are recognized as components of the "Provision for income taxes." The Company had no liability for payment of interest and penalties as of February 28, 2022 and May 31, 2021.

Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years ended May 31, 2018 and after are subject to examination.

Effective Tax Rate

The effective tax rate was 0.9% and 5.5%, respectively, for the three and nine months ended February 28, 2022. The effective tax rate was (0.1%) and (8.0%), respectively, for the three and nine months ended February 28, 2021. The effective tax rate on consolidated net income (loss) for the three months ended February 28, 2022 and February 28, 2021 differs from the federal statutory tax rate primarily due to changes in the deferred tax asset valuation allowance. For the three months ended February 28, 2022, the tax benefit recorded related to the bargain purchase gain and changes in the deferred tax asset valuation allowance.

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

The foregoing information presents the balances and activities of the Measurement Segment for the three and nine months ended February 28, 2022 and February 28, 2021. For the Ice Cream Segment, the balances and activities for the three and nine months ended February 28, 2022 are included, however, due to the acquisition occurring on July 9, 2020, only a portion of balances and activities are presented for the three and nine months ended February 28, 2021.

The following table present the activity for the three months ended February 28, 2022 and 2021:

	Three Months Ended February 28,
	2022		2021
	Ice Cream	Measurement	Ice Cream	Measurement
Revenue, net	$972,920	$875,993	$621,730	$1,046,714
Gross margin	$389,710	$547,127	$263,355	$567,834
Gross margin %	40.1%	62.5%	42.4%	54.2%
Operating loss	$(1,837,593)	$(548,729)	$(2,200,003)	$(304,458)
Depreciation expense	$70,761	$4,211	$82,480	$10,588
Amortization expense	$5,734	$26,145	$6,017	$21,562
Capital expenditures	$10,200	$—	$249,012	$2,938

The following table present the activity for the nine months ended February 28, 2022 and 2021:

	Nine Months Ended February 28,
	2022		2021
	Ice Cream	Measurement	Ice Cream	Measurement
Revenue, net	$5,908,291	$2,661,762	$2,282,139	$2,923,502
Gross margin	$3,527,555	$1,423,573	$944,493	$1,456,454
Gross margin %	59.7%	53.5%	41.4%	49.8%
Operating loss	$(4,975,684)	$(1,703,768)	$(4,901,933)	$(1,371,500)
Depreciation expense	$285,400	$20,411	$176,966	$40,868
Amortization expense	$17,200	$78,437	$16,045	$73,853
Capital expenditures	$188,687	$—	$481,063	$29,258

Segment Assets

	February 28, 2022	May 31,2021
Segment assets to total assets
Ice Cream Segment	$7,911,579	$10,713,832
Measurement Segment	2,521,490	2,565,701
Corporate assets	9,919,456	7,894,397
Total assets	$20,352,525	$21,173,930

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

Finite-lived Intangible Assets

Amortizable intangible assets include purchased technology and patents for the Company’s Measurement Segment and proprietary recipes and the Company’s website for its Ice Cream Segment. These assets are amortized over their estimated useful lives ranging from three to fifteen years. In total, the weighted-average remaining amortization period of the Company’s intangible assets was 4.71 years as of February 28, 2022.

As of February 28, 2022 and May 31, 2021, for the Measurement Segment, the gross carrying value of amortizable intangible assets was $1,663,538, and accumulated amortization was $1,554,372 and $1,475,935, respectively, which includes fully amortized assets. Amortization expense for the Measurement Segment for the three months ended February 28, 2022 and February 28, 2021 was $26,145 and $21,562, respectively. Amortization expense for the Measurement Segment for the nine months ended February 28, 2022 and February 28, 2021 was $78,437 and $73,853, respectively. The weighted-average remaining amortization period for Measurement Segment intangible assets was 1.0 year as of February 28, 2022.

As of February 28, 2022 and May 31, 2021, for the Ice Cream Segment, the gross carrying value of amortizable intangible assets was $172,184, and accumulated amortization was $39,262 and $22,062, respectively. Amortization expense for the Ice Cream Segment for the three and nine months ended February 28, 2022 was $5,734 and $17,200, respectively. The weighted-average remaining amortization period for Ice Cream Segment intangible assets was 7.76 years as of February 28, 2022.

The following tables present the major components of finite-intangible assets which are subject to amortization as of February 28, 2022 and May 31, 2021:

As of February 28, 2022	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets subject to amortization:
Measurement Segment
Patented technology	15	$1,663,538	$(1,554,372)	$109,166
Measurement Segment finite-lived assets		1,663,538	(1,554,372)	109,166

Ice Cream Segment
Proprietary recipes	10	146,739	(24,900)	121,839
Company website	3	25,445	(14,362)	11,083
Ice Cream Segment finite-lived intangible assets		172,184	(39,262)	132,922
Total finite-lived intangible assets		$1,835,722	$(1,593,634)	$242,088

As of May 31, 2021	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets subject to amortization:
Measurement Segment
Patented technology	15	$1,663,538	$(1,475,935)	$187,603
Measurement Segment finite-lived assets		1,663,538	(1,475,935)	187,603

Ice Cream Segment
Proprietary recipes	10	146,739	(13,934)	132,805
Company website	3	25,445	(8,128)	17,317
Ice Cream Segment finite-lived intangible assets		172,184	(22,062)	150,122
Total finite-lived intangible assets		$1,835,722	$(1,497,997)	$337,725

Estimated amortization expense remaining for each of the following years is as follows:

Year Ending May 31,
2022	$36,462
2023	101,370
2024	15,313
2025	14,621
2026	14,621
Thereafter	59,701
Total expected amortization expense	$242,088

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

The Company received three PPP loans during the fiscal year ended May 31, 2021, two of which were forgiven during the nine months ended February 28,2022. The remaining PPP loan is as follows:

	Loan Amount	Issuance Date	Maturity Period	Interest Rate

Second Draw PPP Loan (Ample Hills)	2,000,000	April 6, 2021	5 years	1.0%
Total PPP Loan Balance	$2,000,000

The first two loans (both of which were forgiven during the nine months ended February 28, 2022 and therefore excluded from the table) were granted on July 30, 2020 (collectively the “First Draw PPP Loans”) under two notes payable. Both notes were issued July 30, 2020 and funds were disbursed on August 3, 2020. The third loan was granted and issued on April 6, 2021 (the “Second Draw PPP Loan”) to Ample Hills under a note payable which matures five years from the date of issuance and bears interest annually of 1.0%. Interest is accrued monthly, commencing on the date of issuance. Principal and interest is paid monthly through the maturity date, commencing on April 6, 2021 for the Second Draw PPP Loan, unless forgiven as described below. The note may be prepaid at any time prior to maturity with no prepayment penalties. As noted above, Loan proceeds may be used only for eligible expense. Ample Hills has used and intends to use the remaining funds for eligible purposes, including the re-hiring of its workforce. Ample Hills is currently seeking forgiveness of the balance of the Second Draw PPP Loan.

Forgiveness of the Second Draw PPP Loan is available for principal that is used for the limited purposes that qualify for forgiveness under the requirements of the Small Business Administration (“SBA”), in addition to accrued interest. To obtain forgiveness, the Company must request it, provide documentation in accordance with SBA requirements and certify that the amounts requested to be forgiven qualify under those requirements. There is no guarantee that the remaining Second Draw Loan will be forgiven by the SBA and therefore, the Company has recorded a $2,000,000 loan payable on the consolidated balance sheet as of the end of February 28, 2022. Of this amount, $472,431 has been recorded as a current liability to reflect the amount due within the twelve months through February 28, 2023.

On August 2, 2021, the Company requested forgiveness of the First Draw PPP Loan and provided documentation in accordance with SBA requirements and certified the amounts requested to be forgiven qualified under the requirements. On August 28, 2021, the Company received correspondence from Bank of America, which included a Notice of Paycheck Protection Program Forgiveness Payment from SBA for a portion of the First Draw PPP Loan in the amount of $588,534. The Company must retain all records for the PPP loan for six years from the date the loan is forgiven. Additionally, subsequent to receiving the First Draw PPP Loan in fiscal 2021, the Company repaid $264,476. During the nine months ended February 28, 2022, Bank of America returned this payment to the Company as a result of a portion of the First Draw PPP loan being forgiven.

On December 15, 2021 and December 22, 2021, respectively, for the remaining portion of the First Draw PPP Loan and the Second Draw PPP Loan, the Company provided documentation in accordance with SBA requirements and certified the amounts requested to be forgiven qualified under the requirements. During the three months ended February 28, 2022, the Company received notification that the remaining First Draw PPP Loan had been forgiven by the SBA and subsequently recognized a $1,471,022 gain on the forgiveness of this loan.

As of February 28, 2022 and May 31, 2021, the Company has the following current and long-term liabilities recorded for the PPP loans:

	February 28, 2022	May 31, 2021
Current portion	$472,431	$541,691
Long-term portion	1,527,569	3,253,389
Total PPP loan balance	$2,000,000	$3,795,080

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. ("TMA"), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net revenues (defined as gross sales less returns, allowances and sales commissions) of the Company's surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regards to the acquisition except their rights to future royalties. Royalty expense for the nine months ended February 28, 2022 and February 28, 2021 amounted to $19,429 and $18,992, respectively.

During the Company’s fiscal year ended May 31, 2020 (“Fiscal 2020”), the Company determined that it was more likely than not that the Company had a pre-existing tax liability related to prior periods. The Company has analyzed the liability and estimated it to be $265,349 and accordingly, the Company recognized estimated liability in operating expenses in Fiscal 2020 and recorded an accrual for the liability. Management has evaluated the exposure related to this matter and believes that the remaining liability is its best estimate as of February 28, 2022.

NOTE 15 - SUBSEQUENT EVENTS

On March 4, 2022, March 15, 2022, and April 13, 2022, the Company signed three new retail lease agreements in conjunction with its plans to expand its Ample Hills store footprint.

On April 13, 2022, the Company formalized drawdown terms on its existing $1,300,000 Commitment Letter with its CEO, which states that SCM or its affiliates will provide the Company with additional capital of up to $1,300,000 for the Company’s operations, as needed, through February 28, 2023. Drawdown terms include: 1.0% origination fee, 18-month term after drawdown, 8.0% payment-in-kind interest rate.

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

·	Ice Cream Segment. Through our wholly owned subsidiary, Ample Hills Acquisition, LLC, the Ice Cream Segment manufactures, wholesales, and retails ice cream and related products through a network of 11 individual retail locations located in New York, New Jersey and California.

·	Measurement Segment. Through its wholly owned subsidiary Schmitt Measurement Systems, Inc., the Measurement Segment manufactures and sells products in two core product lines, Acuity® and Xact®.

-	Acuity® sells products, solutions and services that includes laser and white light sensor distance, measurement and dimensional sizing products.

-	Xact® product line includes ultrasonic-based remote tank monitoring products and related Monitoring revenues for markets in the Internet of Things ("IoT") environment. The Xact products measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure website for display.

The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K filed on August 31, 2021.

Highlights of the Three Months Ended February 28, 2022 and February 28, 2021

	Three Months Ended February 28,				YoY Change
	2022	%	2021	%	$	%
Ice Cream Segment revenues	$972,920	52.6%	$621,730	37.3%	$351,190	56.5%
Measurement Segment revenues	875,993	47.4%	1,046,714	62.7%	(170,721)	(16.3%)
Total revenue, net	1,848,913	100.0%	1,668,444	100.0%	180,469	10.8%
Cost of sales	912,076	49.3%	837,254	50.2%	74,822	8.9%
Gross profit	936,837	50.7%	831,190	49.8%	105,647	12.7%
Selling, general and administrative	3,312,388	179.2%	3,313,918	198.6%	(1,530)	(0.0%)
Research & development	10,771	0.6%	21,732	1.3%	(10,961)	(50.4%)
Total operating expenses	3,323,159	179.7%	3,335,650	199.9%	(12,491)	(0.4%)
Operating loss	(2,386,322)	(129.1%)	(2,504,460)	(150.1%)	118,138	(4.7%)
Bargain purchase gain	—	0.0%	(2,277)	(0.1%)	2,277	100.0%
Forgiveness of PPP loans	1,471,292	79.6%	—	—	1,471,292	100.0%
Interest expense	(8,232)	(0.4%)	(5,400)	(0.3%)	(2,832)	52.4%
Other (expense) income, net	38,286	2.1%	90,703	5.4%	(52,417)	(57.8%)
Income (loss) before income taxes	(884,976)	(47.9%)	(2,421,434)	(145.1%)	1,536,458	(63.5%)
Income tax provision (benefit)	8,268	0.4%	(1,637)	(0.1%)	9,905	(605.1%)
Net income (loss)	$(893,244)	(48.3%)	$(2,419,797)	(145.0%)	$1,526,553	(63.1%)

Highlights of the Nine Months Ended February 28, 2022 and February 28, 2021

	Nine Months Ended February 28,					YoY Change
	2022	%		2021	%	$	%
Ice Cream Segment revenues	$5,908,291	68.9%		$2,282,139	43.8%	$3,626,152	158.9%
Measurement Segment revenues	2,661,762	31.1%		2,923,502	56.2%	(261,740)	(9.0%)
Total revenue, net	8,570,053	100.0%		5,205,641	100.0%	3,364,412	64.6%
Cost of sales	3,618,925	42.2%		2,804,694	53.9%	814,231	29.0%
Gross profit	4,951,128	57.8%		2,400,947	46.1%	2,550,181	106.2%
Selling, general and administrative	11,604,964	135.4%		8,492,150	163.1%	3,112,814	36.7%
Transaction costs	—	0.0%		125,167	2.4%	(125,167)	(100.0%)
Research & development	25,616	0.3%		57,062	1.1%	(31,446)	(55.1%)
Total operating expenses	11,630,580	135.7%		8,674,379	166.6%	2,956,201	34.1%
Operating loss	(6,679,452)	(77.9%)		(6,273,432)	(120.5%)	(406,020)	(6.5%)
Gain on sale of property and equipment	4,598,095	53.7%		—	0.0%	4,598,095	100.0%
Bargain purchase gain	—	0.0%		1,187,235	22.8%	(1,187,235)	(100.0%)
Forgiveness of PPP loan	2,059,826	24.	0%	—	0.0%	2,059,826	100.0%
Interest expense	(37,811)	(0.4%)		(12,854)	(0.2%)	(24,957)	194.2%
Other income, net	323,589	3.8%		58,777	1.1%	264,812	(450.5%)
Income (loss) before income taxes	264,247	3.1%		(5,040,274)	(96.8%)	5,304,521	105.2%
Income tax provision (benefit)	14,618	0.2%		(404,667)	(7.8%)	419,285	(103.6%)
Net income (loss)	$249,629	2.9%		$(4,635,607)	(89.0%)	$4,885,236	105.4%

•	Consolidated revenues increased $180,469, or 10.8% to $1,848,913 for the three months ended February 28, 2022, as compared to $1,668,444 for the three months ended February 28, 2021. Consolidated revenues increased $3,364,412, or 64.6%, to $8,570,053 for the nine months ended February 28, 2022, as compared to $5,205,641 for the nine months ended February 28, 2021. The increase was driven by the Ice Cream Segment, which generated revenues of $972,920 and $5,908,291 for the three and nine months ended February 28, 2022, respectively, accounting for 52.6% and 68.9% of total revenue for the three and nine month periods.

•	Gross margin increased to 50.7% for the three months ended February 28, 2022, as compared to the three months ended February 28, 2021, of 49.8%. Gross margin increased to 57.8%, for the nine months ended February 28, 2022, as compared to the nine months ended February 28, 2021, of 46.1%. The Company’s gross margin was driven by improved performance in the Ice Cream Segment due to higher factory utilization and production efficiencies, as well as a product mix shift in Measurement Segment.

•	Operating expenses decreased by $12,491, or 0.4%, to $3,323,159 for the three months ended February 28, 2022, as compared to $3,335,650 for the three months ended February 28, 2021. Operating expenses increased $2,956,201, or 34.1%, to $11,630,580 for the nine months ended February 28, 2022, as compared to $8,674,379 for the nine months ended February 28, 2021. The increase was primarily due to the inclusion of the Ample Hills business, acquired in July 2020.

•	Net loss was ($893,244), or ($0.24) per fully diluted share, for the three months ended February 28, 2022, as compared to net loss of ($2,419,797), or ($0.64) per fully diluted share, for the three months ended February 28, 2021. Net income was $249,629, or $0.07 per fully diluted share, for the nine months ended February 28, 2022, as compared to net loss of ($4,635,607), or ($1.23) per fully diluted share, for the nine months ended February 28, 2021.

•	Capital expenditures for the nine months ended February 28, 2022, were $188,687 as compared to $510,321 during the nine months ended February 28, 2021. The Company’s capital expenditures are primarily related to its Ample Hills retail expansion efforts, as well as expenditures on equipment upgrades at the Company’s Red Hook factory in Brooklyn, New York.

Critical Accounting Policies

The Company's critical accounting policies are disclosed in its Annual Report on Form 10-K for the year ended May 31, 2021 filed on August 31, 2021 with the Securities and Exchange Committee (“SEC”). There have been no changes subsequent to May 31, 2021.

Discussion of Operating Results

The Company has previously reported segment information between their two identified reportable segments: the Balancer Segment and the Measurement Segment. As described in the Company’s Annual Report on Form 10-K for the year ended May 31, 2021, the Company sold the Dynamic Balance Systems ("SBS") business line on November 22, 2019. This entity composed substantially all of the business activities of the Company's legacy Balancer Segment. Subsequent to this sale, Management determined that the Company had a single reportable segment, until the acquisition of Ample Hills closed during the first quarter of fiscal 2021 ended August 31, 2020. Subsequent to the acquisition of Ample Hills, the Company has two identifiable reportable segments: the Measurement Segment and the Ice Cream Segment. The foregoing information presents the balances and activities of the Measurement Segment and the Ice Cream Segment as of and for the three and nine months ended February 28, 2022.

Consolidated Revenue- Consolidated revenues increased $180,469, or 10.8%, to $1,848,913 for the three months ended February 28, 2022, as compared to $1,668,444 for the three months ended February 28, 2021. Consolidated revenues increased $3,364,412, or 64.6%, to $8,570,053 for the nine months ended February 28, 2022, as compared to $5,205,641 for the nine months ended February 28, 2021. The increase was driven by the Ice Cream Segment, which generated revenues of $972,920 and $5,908,291 for the three and nine months ended February 28, 2022, respectively, accounting for 52.6% and 68.9% of total revenue for the three and nine month periods.

Ice Cream Segment - The Ice Cream Segment encompasses the operations of Ample Hills Acquisition, LLC and focuses on the retail and wholesale sales of ice cream and related products through a network of 11 individual retail locations located in New York, New Jersey and California.

Ice Cream Segment revenue increased $351,190, or 56.5%, to $972,920 for the three months ended February 28, 2022, as compared to $621,730, for the three months ended February 28, 2021. Ice Cream Segment revenue increased $3,626,152, or 158.9%, to $5,908,291 for the nine months ended February 28, 2022, as compared to $2,282,139 for the nine months ended February 28, 2021. The increase was primarily due to the inclusion of Ice Cream Segment revenue for the entire nine months ended February 28, 2022, versus partial inclusion for the nine months ended February 28, 2021, as the acquisition occurred on July 9, 2020. In addition, the Company opened an additional retail location on May 28, 2021.

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

Measurement Segment revenue decreased $170,721 or 16.3%, to $875,993 for the three months ended February 28, 2022, as compared to $1,046,714 for the three months ended February 28, 2021. Measurement Segment revenue decreased $261,741, or 9.0%, to $2,661,762 for the nine months ended February 28, 2022, as compared to $2,923,502 for the nine months ended February 28, 2021. For the three months ended February 28, 2022, the decrease is driven by a decrease in Acuity revenue of $106,420 and decreases in Xact product revenue and Xact monitoring revenue of $29,720 and $33,976, respectively. For the nine months ended February 28, 2022, the decrease is primarily driven by a decrease in Xact product revenue and Xact monitoring revenue of $127,156 and $50,349, respectively, as well as a decrease in Acuity revenue of $97,435.

Revenue by product line for the Measurement Segment for the three months ended February 28, 2022 and February 28, 2021, respectively, were as follows:

	Three Months Ended February 28,		YoY Change
	2022	2021	$	%
Acuity revenue	$373,193	$479,613	$(106,420)	(22.2%)
Xact - product revenue	108,810	138,530	(29,720)	(21.5%)
Xact - monitoring revenue	394,595	428,571	(33,976)	(7.9%)
Other	(605)	—	(605)	—
Total Measurement Segment revenue	$875,993	$1,046,714	$(170,721)	(16.3%)

Revenue by product line for the Measurement Segment for the nine months ended February 28, 2022 and February 28, 2021, respectively, were as follows:

	Nine Months Ended February 28,		YoY Change
	2022	2021	$	%
Acuity revenue	$1,085,851	$1,183,286	$(97,435)	(8.2%)
Xact - product revenue	318,778	445,934	(127,156)	(28.5%)
Xact - monitoring revenue	1,186,793	1,237,142	(50,349)	(4.1%)
Other	70,340	57,140	13,200	23.1%
Total Measurement Segment revenue	$2,661,762	$2,923,502	$(261,740)	(9.0%)

Gross Margin – Ice Cream Segment gross margin for the three months ended February 28, 2022 decreased to 40.1%, as compared to 42.4% for the three months ended February 28, 2021. Ice Cream Segment gross margin for the nine months ended February 28, 2022 increased to 59.7%, as compared to 41.4% for the nine months ended February 28, 2021. The Ice Cream Segment’s performance was driven by improved factory utilization and yield.

Measurement Segment gross margin for the three months ended February 28, 2022 increased to 62.5%, as compared to 54.2% for the three months ended February 28, 2021. Measurement Segment gross margin for the nine months ended February 28, 2022 increased to 53.5% as compared to 49.8% for the nine months ended February 28, 2021. Measurement Segment’s improved margin was driven by a higher percentage of Xact Monitoring revenue.

Operating Expenses – Ice Cream Segment operating expenses decreased $236,056 or 9.6%, to $2,227,303 for the three months ended February 28, 2022, as compared to $2,463,359 for the three months ended February 28, 2021. Ice Cream Segment operating expenses increased $2,656,813 or 45.4%, to $8,503,239 for the nine months ended February 28, 2022, as compared to $5,846,426 for the nine months ended February 28, 2021. The increase was primarily due to the inclusion of the Ample Hills business, acquired in July 2020.

Measurement Segment operating expenses increased $223,564, or 25.6%, to $1,095,856 for the three months ended February 28, 2022, as compared to $872,292 for the three months ended February 28, 2021. Measurement Segment operating expenses increased $299,387, or 10.6%, to $3,127,341 for the nine months ended February 28, 2022, as compared to $2,827,953 for the nine months ended February 28, 2021. The operating expense increase was driven by higher corporate administrative costs supporting the Measurement businesses, as well as higher professional fees.

Gain on Sale of Property and Equipment – During the nine months ended February 28, 2022, the Company recorded a gain on the sale of property and equipment totaling $4,598,095. The gain is primarily the result of the sale of a two story 35,050 sq. foot building located at 2451 NW 28th Avenue, Portland, OR. On November 10, 2021, the Company closed on the sale of this building for $5,100,000 gross proceeds.

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

Interest Expense – Interest expense was $8,232 for the three months ended February 28, 2022, as compared to $5,400 for the three months ended February 28, 2021. Interest expense was $37,811 for the nine months ended February 28, 2022, as compared to $12,854 for the nine months ended February 28, 2021.

Other Income, Net - Other income, net, primarily consists of rental income, interest income and other income. Other income, net was $38,286 for the three months ended February 28, 2022, as compared to other income of $90,703 for the three months ended February 28, 2021. Other income, net, was $323,590 for the nine months ended February 28, 2022, as compared to $58,777 for the nine months ended February 28, 2021.

Income Taxes - The effective tax rate was 0.9% and 5.5%, respectively, for the three and nine months ended February 28, 2022. The effective tax rate was (0.1%) and (8.0%), respectively, for the three and nine months ended February 28, 2021. The effective tax rate on consolidated net loss for the three months ended February 28, 2022 and February 28, 2021 differs from the federal statutory tax rate primarily due to changes in the deferred tax asset valuation allowance. For the three months ended February 28, 2021, the tax benefit recorded related to the bargain purchase gain and changes in the deferred tax asset valuation allowance.

Net Income (Loss) - Net loss was ($893,244), or ($0.24), per fully diluted share, for the three months ended February 28, 2022, as compared to net loss of (2,419,797), or ($0.64), per fully diluted share, for the three months ended February 28, 2021. Net income was $249,629, or $0.07, per fully diluted share, for the nine months ended February 28, 2022, as compared to net loss of ($4,635,607), or ($1.23), per fully diluted share, for the nine months ended February 28, 2021.

COVID-19 Update

As of February 28, 2022, all of the Company’s manufacturing facilities and retail shops were operational. Throughout the COVID-19 pandemic, the Company has been adhering to mandates and other guidance from local governments and health authorities, including the World Health Organization and the Centers for Disease Control and Prevention. The Company has taken extraordinary measures and invested significantly in practices to protect employees and reduce the risk of spreading the virus, while continuing to operate where permitted and to the extent possible. These actions include additional cleaning of our facilities, staggering crews, incorporating visual cues to reinforce social distancing, providing face coverings and gloves, as well as implementing daily health validation at our manufacturing and office facilities. We expect to continue to incur costs to maintain these precautionary measures for the foreseeable future. The health and safety of our employees and our communities is our highest priority.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased $1,648,791 to $1,299,162 as of February 28, 2022, as compared to $2,947,953 as of May 31, 2021.

Net cash used in operating activities was $6,907,162 during the nine months ended February 28, 2022, as compared to net cash used in operating activities of $5,657,905 during the nine months ended February 28, 2021. The net cash used in operating activities was primarily driven by a gain on disposal of property and equipment of $4,598,095 and forgiveness of part of the First Draw PPP Loan received through the Paycheck Protection Program (“PPP”) totaling $2,059,826. These uses of cash were offset by net income of $249,629, depreciation and amortization of $401,448, non-cash lease costs of $92,042, stock-based compensation of $95,016, an increase in inventories of $638,534, an increase in rent, utility deposits and ERP deposits of $397,193, a decrease in accounts receivable, net of $217,836, a decrease in accrued liabilities and customer deposits of $409,187, a decrease in accounts payable of $27,776, and a decrease in prepaid expenses of $167,478.

Net cash provided by investing activities was $4,609,237 for the nine months ended February 28, 2022, as compared to net cash used in investing activities of $2,188,225 for the nine months ended February 28, 2021. The net cash provided by investing activities for the nine months ended February 28, 2022 is driven by proceeds from the sale of property and equipment of $4,797,924, offset partially by purchases of property and equipment of $188,687. The net cash used in investing activities for the nine months ended February 28, 2021 was primarily the result of the acquisition of Ample Hills and associated cure costs totaling $1,713,404 and purchases of property and equipment totaling $510,321, partially offset by proceeds from the sale of property and equipment of $35,500.

Net cash provided by financing activities was $264,476 during the nine months ended February 28, 2022, as compared to net cash provided by financing activities of $1,445,963 for the nine months ended February 28, 2021. The net cash provided by financing activities for the nine months ended February 28, 2022 was due to the forgiveness of part of the First Draw PPP Loan received through the PPP, which resulted in a repayment to the Company of $264,476 for a loan payment previously made by the Company on this loan. The net cash provided by financing activities for the nine months ended February 28, 2021 was primarily the result of proceeds received by the Company for the First Draw PPP Loan totaling $2,059,556, offset by a repayment of the PPP loan totaling $264,476, the repurchases of common stock totaling $300,492 and payments on short-term borrowing of $48,625.

Management is seeking to sell the assets held for sale, which would be a source of liquidity for the Company, though there can be no assurance as to whether the Company will consummate a sale or as to the proceeds the Company would receive in any such sale.

We believe that our existing cash and cash equivalents combined with the cash we anticipate generating from operating and financing activities will be sufficient to meet our cash requirements for the foreseeable future. We do not have any significant commitments nor are we aware of any significant events or conditions that are likely to have a material impact on our liquidity or capital resources. The Company may seek to generate additional cash, whether the remaining PPP loan is forgiven or otherwise. Such efforts could include the sale of previously disclosed real estate efforts or additional financing. Any subsequent equity financing sought may have dilutive effects on our current shareholders. The Company has no agreements or understandings with respect to the foregoing.

On August 7, 2021, the Company received The Commitment Letter to Schmitt Industries (“Commitment”) from Michael Zapata, our Chief Executive Officer (“CEO”). The Commitment states that Sententia Capital Management LLC (“SCM”) or its affiliated entities will provide additional capital as required to Schmitt up to $1,300,000 for the Company’s operations as needed through February 28, 2023. The Company has not requested or used any of the $1,300,000 as of February 28, 2022.

On August 2, 2021, the Company requested forgiveness of the First Draw PPP Loan and provided documentation in accordance with SBA requirements and certified the amounts requested to be forgiven qualified under the requirements. On August 28, 2021, the Company received correspondence from Bank of America, which included a Notice of Paycheck Protection Program Forgiveness Payment from SBA for a portion of the First Draw PPP Loan in the amount of $588,534. In February 2022, the Company received notification that the remaining First Draw PPP Loan had been forgiven by the SBA in the amount of $1,471,022. The Company must retain all records for the PPP loan for six years from the date the loan is forgiven. Additionally, subsequent to receiving the First Draw PPP Loan in fiscal 2021, the Company repaid $264,476. During the nine months ended February 28, 2022, Bank of America returned this payment to the Company as a result of a portion of the First Draw PPP loan being forgiven.

Going Concern

In connection with preparing the consolidated financial statements for the three and nine months ended February 28, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued. In making this assessment we performed a comprehensive analysis of our current circumstances including our financial position and cash usage forecasts. The analysis used to determine the Company’s ability as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next 12 months. The Company has incurred significant losses and has not demonstrated sufficient revenues to achieve profitable operations on a consolidated basis. In addition, the Company will continue to generate losses from operations for at least one year and will require additional financing until the operations achieve profitability. These factors could create substantial doubt as to the Company’s ability to continue as a going concern for at least one year after the date our unaudited condensed consolidated financial statements are issued. However, management expects that our existing cash and cash equivalents, planned sale of real estate assets, our access to the Sententia Capital Management Commitment Letter, and any potential additional equity financing, will be sufficient to fund our anticipated level of operations through at least April 2023 and alleviates substantial doubt about the Company’s ability to continue as a going concern.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and CFO have concluded that, as of February 28, 2022, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In the fiscal year ending May 31, 2021, the Company acquired the Ample Hills business. As of February 28, 2022, management has expanded the head count in the accounting and finance department and is in the process of integrating this new business line into the Company's overall internal control environment. Further, management has performed a thorough review of processes and procedures to ensure appropriate segregation of duties are in place to improve the internal control environment. Management anticipates completing these integration efforts by the end of the fiscal year ending May 31, 2022.

During the fiscal year ended May 31, 2021, the Company identified an error in its recording of market-based stock compensation, and recorded an adjustment to the consolidated balance sheet as of May 31, 2021, the consolidated statement of operations and the consolidated statement of changes in stockholders equity for the periods then ended.

Other than the above referenced matter, including those described in the Remediation of Material Weakness section above, there has been no change in the Company's internal control over financial reporting that occurred during the Company's quarter ended February 28, 2022 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the year ended May 31, 2021 except as set forth below. The risk factors set forth below supplement, and should be read together with the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2021, and the disclosure relating to material weaknesses due to deficiencies in the design of internal controls under Item 4 Controls and Procedures of this Form 10-Q for the three and nine months ended February 28, 2022.

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

Further, the current Russia-Ukraine conflict has created extreme volatility in the global financial markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

Our profitability is vulnerable to inflation and cost increases.

Current and future increases in costs such as the cost of raw materials, components, merchandise, shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability. These cost increases may be the result of inflationary pressures that could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices, wage rates and lease and utility costs, may increase our cost of goods sold or operating expenses. Competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and therefore reduce our profitability.

Item 5. Other Information

On March 4, 2022, March 15, 2022, and April 13, 2022, the Company signed three new retail lease agreements in conjunction with its plans to expand its Ample Hills store footprint.

On April 13, 2022, the Company formalized drawdown terms on its existing $1,300,000 Commitment Letter with its CEO, which states that SCM or its affiliates will provide the Company with additional capital of up to $1,300,000 for the Company’s operations, as needed, through February 28, 2023. Drawdown terms include: 1.0% origination fee, 18-month term after drawdown, 8.0% payment-in-kind interest rate.

Item 6. Exhibits

Exhibit	Description

10.1	Secured Grid Promissory Note, dated April 13, 2022, in favor of Sententia Capital Management LLC.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	April 14, 2022	/s/ Philip Bosco
Philip Bosco, Chief Financial Officer