Form 10-Q/A
period 2021-08-31
SCHMITT INDUSTRIES INC
filed 2022-10-12
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

On September 20, 2022, Schmitt Industries, Inc. (the “Company”, “we”, “our” or “us”) filed a Current Report on Form 8-K disclosing that the Company determined that our previously issued financial statements contained in our Quarterly Reports on Form 10-Q for the periods ended August 31, 2021, November 30, 2021, and February 28, 2022 should no longer be relied upon due to the ineffective application of cut-off procedures resulting primarily in the exclusion of certain general and administrative expenses from the statement of operations in the Company’s unaudited interim condensed consolidated financial statements during the fiscal year ended May 31, 2022. For additional information, please refer to that certain Form 8-K, filed on September 20, 2022.

Background of Restatement

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on October 20, 2021 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of errors in the previously issued unaudited interim condensed consolidated financial statements as of and for the three months ended August 31, 2021 related to the Company’s accounting treatment of certain liabilities and expenses incurred that the Company failed to accrue for within the proper reporting period.

For the convenience of the reader, we have included all items in this Form Q/A which supersedes in its entirety the Original Form 10-Q.

The following sections in the Original Filing have been revised in this Form Q/A to reflect the restatement:

•	Part I, Item 1, “Financial Statements”

•	Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations"

•	Part I, Item 4, “Controls and Procedures”

•	Part II, Item 1A, “Risk Factors”

•	Part II – Item 6. Exhibits.

•	the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, 32.1, and 32.2

This Form Q/A does not reflect adjustments for events occurring after the filing of the Original Filing except to the extent that they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. See Note 2 to the accompanying unaudited interim condensed consolidated financial statements, set forth in Item 1 of this Form 10-Q/A, for details of the restatement and its impact on the unaudited interim condensed consolidated financial statements.

Internal Control Considerations

In connection with the restatement, the Audit Committee concluded, with concurrence of management, that there were additional deficiencies in our internal control over financial reporting that constituted additional material weaknesses as of August 31, 2021. For a discussion of management's consideration of our disclosure controls and procedures and the material weaknesses identified, See Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

     SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2021 (As Restated)	May 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,725,643	$4,032,690
Accounts receivable, net	981,421	1,154,645
Inventories, net	1,829,361	1,553,310
Prepaid expenses	203,625	198,345
Other current assets	264,476	—
Income taxes receivable	1,103	18,057
Total current assets	6,005,629	6,957,047
Leasehold assets	10,131,277	10,448,486
Property and equipment, net	2,832,720	2,824,017
Property and equipment held for sale, net	174,847	174,847
Leasehold, utilities and ERP deposits	578,781	431,808
Other assets
Intangible assets, net	305,846	337,725
TOTAL ASSETS	$20,029,100	$21,173,930

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$600,474	$583,750
Accrued commissions	24,167	60,614
Accrued payroll liabilities	593,477	527,608
Accrued liabilities	622,068	465,146
Customer deposits and prepayments	143,273	93,364
Other accrued liabilities	1,438,907	694,590
Current portion of long-term lease liabilities	815,141	1,042,331
Current portion of long-term debt	670,517	541,691
Total current liabilities	4,908,024	4,009,094
Long-term debt, net current portion	2,800,505	3,253,389
Long-term leasehold liabilities, net current portion	10,141,864	10,141,864
Total liabilities	17,850,393	17,404,347
Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 4,218,530 and 3,800,479 shares issued and outstanding at August 31, 2021, respectively; and 4,204,553 and 3,786,502 shares issued and outstanding at May 31, 2021, respectively	12,250,286	12,223,359
Accumulated deficit	(10,071,579)	(8,453,776)
Total stockholders' equity	2,178,707	3,769,583
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,029,100	$21,173,930

See accompanying notes to condensed consolidated financial statements

SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2021 AND AUGUST 31, 2020

	Three Months Ended August 31,
	2021 (As Restated)	2020
Net sales	$3,759,175	$1,507,485
Cost of revenue	1,469,150	899,841
Gross profit	2,290,025	607,644
Operating expenses
Selling, general and administrative	4,650,552	2,086,716
Transaction costs	—	125,167
Research and development	9,265	17,453
Total operating expenses	4,659,817	2,229,336
Operating loss	(2,369,792)	(1,621,692)
Bargain purchase gain	—	1,271,615
Forgiveness of Paycheck Protection Program loan	588,534	—
Interest expense	(11,276)	(2,511)
Other income, net	184,156	98,580
Loss before income taxes	(1,608,378)	(254,008)
Income tax provision (benefit)	9,425	(404,667)
Net (loss) income	$(1,617,803)	$150,659

Net (loss) income per common share
Basic	$(0.43)	$0.04
Weighted-average number of common shares, basic	3,780,439	3,763,752
Diluted	$(0.43)	$0.04
Weighted-average number of common shares, diluted	3,780,439	3,776,494

See accompanying notes to condensed consolidated financial statements

     SCHMITT INDUSTRIES, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2021 AND AUGUST 31, 2020

	Three Months Ended August 31,
	2021 (As Restated)	2020
Cash flows relating to operating activities
Net (loss) income	$(1,617,803)	$150,659
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bargain purchase gain	—	(1,271,615)
Forgiveness of Paycheck Protection Program loan	(588,534)	—
Depreciation and amortization	149,478	245,481
Stock-based compensation	26,927	182,822
Non-cash lease costs	90,018	—
(Increase) decrease in:
Accounts receivable, net	173,224	(69,370)
Inventories, net	(276,051)	(132,252)
Prepaid expenses	(5,280)	(65,654)
Other current assets	(264,476)	—
Rent, utility deposits and ERP deposits	(146,973)	(33,030)
Increase (decrease) in:
Accounts payable	16,724	419,433
Accrued liabilities and customer deposits	980,571	141,670
Income taxes payable	16,954	(404,667)
Net cash used in operating activities	(1,445,221)	(836,523)

Cash flows relating to investing activities
Acquisition of Ample Hills	$—	$(1,668,877)
Purchases of property and equipment	(126,302)	(133,303)
Net cash used in investing activities	$(126,302)	$(1,802,180)

Cash flows relating to financing activities
Proceeds from Paycheck Protection Program, net of repayment	$264,476	$1,777,964
Repurchase of common stock	—	(234,517)
Net cash provided by financing activities	264,476	1,543,447
Decrease in cash and cash equivalents	(1,307,047)	(1,095,256)
Cash and cash equivalents, beginning of period	4,032,690	10,566,531
Cash and cash equivalents, end of period	$2,725,643	$9,471,275
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$10,806	$—
Cash paid during the period for interest	$—	$616

See accompanying notes to condensed consolidated financial statements

     SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2021 and AUGUST 31, 2020

	Shares	Amount	Accumulated Deficit	Total
Balance, May 31, 2021	3,786,502	$12,223,359	$(8,453,776)	$3,769,583
Stock-based compensation	—	26,927	—	26,927
Shares issued to directors, officers and others upon vesting of RSUs	13,977	—	—	—
Net loss (As Restated)	—	—	(1,617,803)	(1,617,803)
Balance, August 31, 2021 (As Restated)	3,800,479	$12,250,286	$(10,071,579)	$2,178,707

	Shares	Amount	Accumulated Deficit	Total
Balance, May 31, 2020	3,784,554	$12,257,306	$(364,104)	$11,893,202
Share repurchases	(72,159)	(234,517)	—	(234,517)
Shares issued to directors and officers upon vesting of RSUs	40,031	—	—	—
Stock-based compensation	—	182,822	—	182,822
Net income	—	—	150,659	150,659
Balance, August 31, 2020	3,752,426	$12,205,611	$(213,445)	$11,992,166

See accompanying notes to condensed consolidated financial statements

      SCHMITT INDUSTRIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Liquidity

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital. As of August 31, 2021, our available funds consisted of $2,725,643 in cash and cash equivalents. Management is seeking to sell the assets held for sale, which would be a source of liquidity, in addition to sources related to the forgiveness of the Paycheck Protection Program (“PPP”) loans (see Note 12 – Long-Term Debt) and the commitment from our CEO to provide additional capital if needed (see below for details). We anticipate that the available funds and cash generated from operations and financing activities will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures to fund operations for at least one year after the date the consolidated financial statements are issued.

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

The Agreement assigned to Buyer, or one or more of its affiliates, the Acquired Assets (as defined in the Agreement) and Buyer, or one or more of its affiliates, assumed the Assumed Liabilities (as defined in the Agreement) for a purchase price of $1,000,000. The Asset Acquisition included the following assets, among other things, Ample Hills' equipment, inventory, and all intellectual property, including the names and marks of "AMPLE HILLS" and "AMPLE HILLS CREAMERY" and all derivatives thereof. Pursuant to the Agreement, Buyer also paid approximately $700,000 to certain landlords of Ample Hills in exchange for the right to assume leases with such landlords. See Note 4 – Ample Hills Business Acquisition for acquisition accounting based on the estimated fair value of assets acquired and liabilities assumed.

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

	August 31, 2021 (As Restated)	May 31, 2021
Raw materials	$1,059,697	$901,464
Work-in-process	28,396	35,160
Finished goods	842,047	731,826
Total inventories	1,930,140	1,668,450
Inventory reserves	(100,779)	(115,140)
Inventory, net	$1,829,361	$1,553,310

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

	August 31, 2021 (As Restated)	May 31, 2021
Land	$159,000	$159,000
Buildings and improvements	3,053,834	2,989,140
Furniture, fixtures and equipment	1,840,685	1,788,784
Total property and equipment	5,053,519	4,936,924
Less accumulated depreciation	(2,220,799)	(2,112,907)
Total property and equipment, net	$2,832,720	$2,824,017

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

Leases

On November 22, 2019, the Company entered in a commercial lease agreement in which it is the lessor. This lease has been accounted for pursuant to Topic 842. The Company elected the practical expedient to not separate lease and non-lease components and will present property revenues as other income, combined based upon the lease being determined to be the predominant component. On November 22, 2019, the Company entered into a triple-net lease agreement with Tosei Engineering Corp. and Tosei America, Inc. (collectively "Tosei"), whereby Tosei will lease the Company's building located at 2451 NW 28th Avenue, Portland, OR 97210 for a base monthly fee of $23,282 for a term of 120 months.

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

Bargain Purchase Gain

In connection with the acquisition of Ample Hills on July 9, 2020, the Company recognized an initial bargain purchase gain of $1,271,615 that was recorded as a component of other income on the consolidated statement of operations. The bargain purchase gain amount represents the excess of the estimated fair value of net assets acquired over the estimated fair value of the consideration transferred to the sellers and their landlords. In accordance with ASC 805, we have estimated the fair value of the net assets acquired as of the acquisition date. As a result of additional information obtained during the measurement period about the facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments of $132,807 which decreased the total bargain purchase gain recognized to $1,138,808. The adjustments were primarily related to additional cure payments subsequent to the acquisition which related to circumstances that existed prior to the acquisition date, and the identification of acquired inventory deemed obsolete as of the acquisition date. See Note 4 – Ample Hills Business Acquisition for further discussion. The purchase price allocation has been finalized as of May 31, 2021, within the measurement period, and no further adjustments will be made.

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

Other Accrued Liabilities

Other accrued liabilities were $1,438,907 and $694,590, respectively, as of August 31, 2021 and May 31, 2021. As of August 31, 2021, other accrued liabilities includes $821,341 from the Ice Cream Segment and $617,566 from the Measurement Segment. The Ice Cream Segment includes other accrued liabilities of $815,999 related to general accruals for routine operating expenses and $5,342 related to unearned revenue. The Measurement Segment includes other accrued liabilities of $523,955 related to general accruals for routine operating expenses, $69,846 of accrued SMS royalty expense related to a discontinued product line, and $29,547 for the Company’s warranty reserve and ($5,782) for miscellaneous other accrued liabilities.

Advertising

Advertising costs included in selling, general and administrative expenses are expensed when the advertising first takes place. Advertising expense was $12,688 and $1,078 for the three months ended August 31, 2021 and August 31, 2020, respectively.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed on Form 8-K filed on September 20, 2022, the Company determined that the Company’s previously issued financial statements for the period ended August 31, 2021 should no longer be relied upon due to errors in such condensed consolidated financial statements related to certain liabilities and expenses incurred that the Company failed to accrue for within the proper reporting periods, resulting primarily in the exclusion of certain general and administrative expenses from the statement of operations in the condensed financial statements.

The following errors were identified as part of the restatement:

A.	The Company discovered expenses and liabilities incurred during the three-month period ended August 31, 2021 that it failed to accrue for properly. The additional expenses are primarily related to unpaid and unrecorded utility charges, professional fees and other operating expenses.

B.	The Company discovered that it did not properly record approximately $72,000 in leasehold security deposits that it acquired from Ample Hills in the Transactions in fiscal year ended May 31, 2021. The Company determined that the error was immaterial to the prior year and has recorded this transaction in the current period as an out of period adjustment.

The following reflects the restatement adjustments recorded in connection with the Company’s restatement of its consolidated financial statements:

Balance Sheet	As of August 31, 2021
	As previously Reported	Adjustment	As Restated	Reference
ASSETS
Current Assets
Cash and cash equivalents	$2,725,643	$—	$2,725,643
Accounts receivable, net	981,421	—	981,421
Inventories, net	1,823,337	6,024	1,829,361	A
Prepaid expenses	203,625	—	203,625
Other current assets	264,476	—	264,476
Income tax receivable	3,676	(2,573)	1,103	A
Total current assets	6,002,178	3,451	6,005,629	A
Leasehold assets	10,131,277	—	10,131,277
Property and equipment, net	2,831,052	1,668	2,832,720	A
Property and equipment held for sale, net	174,847	—	174,847
Leasehold, utilities, and ERP deposits	513,946	64,835	578,781	A, B
Other assets
Intangible assets, net	305,846	—	305,846
Total Assets	$19,959,146	$69,954	$20,029,100	A, B

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$604,219	$(3,745)	$600,474	A
Accrued commissions	49,806	(25,639)	24,167	A
Accrued payroll liabilities	616,168	(22,691)	593,477	A
Accrued liabilities	627,532	(5,464)	622,068	A
Customer deposits and prepayments	143,273	—	143,273
Other accrued liabilities	738,650	700,257	1,438,907	A
Current portion of long-term lease liabilities	815,141	—	815,141
Current portion of long-term debt	670,517	—	670,517
Total current liabilities	4,265,306	642,718	4,908,024	A
Long-term debt	2,800,505	—	2,800,505
Long-term leasehold liabilities	10,141,864	—	10,141,864
Total liabilities	17,207,675	642,718	17,850,393	A
Total stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 4,218,530 and 3,800,479 shares issued and outstanding at August 31, 2021, respectively	12,250,286	—	12,250,286
Accumulated deficit	(9,498,815)	(572,764)	(10,071,579)	A, B
Total stockholders' equity	2,751,471	(572,764)	2,178,707	A, B
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,959,146	$69,954	$20,029,100	A, B

Statement of Operations	For the three months ended August 31, 2021
	As previously Reported	Adjustment	As Restated	Reference
Net sales	$3,759,175	$—	$3,759,175
Cost of revenue	1,349,975	119,175	1,469,150	A
Gross profit	2,409,200	(119,175)	2,290,025	A
Operating expenses
Selling, general and administrative	4,130,686	519,866	4,650,552	A
Research & development	9,265	—	9,265
Total operating expenses	4,139,951	519,866	4,659,817	A
Operating loss	(1,730,751)	(639,041)	(2,369,792)	A
Forgiveness of PPP loans	588,534	—	588,534
Interest expense	(11,276)	—	(11,276)
Other income, net	112,029	72,127	184,156	B
Loss before income taxes	(1,041,464)	(566,914)	(1,608,378)	A, B
Income tax provision	3,575	5,850	9,425	A
Net loss	$(1,045,039)	$(572,764)	$(1,617,803)	A, B
Net loss	(1,045,039)	(572,764)	(1,617,803)	A, B
Net loss per common share
Basic	$(0.28)	$(0.15)	$(0.43)	A, B
Weighted average number of common shares, basic	3,780,439	—	3,780,439
Diluted	$(0.28)	$(0.15)	$(0.43)	A, B
Weighted average number of common shares, diluted	3,780,439	—	3,780,439

Statement of Cash Flows	For the three months ended August 31, 2021
	As previously Reported	Adjustment	As Restated	Reference
Cash flows relating to operating activities
Net loss	$(1,045,039)	$(572,764)	$(1,617,803)	A, B
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of PPP Loan	(588,534)	—	(588,534)
Depreciation and amortization	149,478	—	149,478
Stock-based compensation	26,927	—	26,927
Non-cash lease costs	90,018	—	90,018
(Increase) decrease in:
Accounts receivable, net	173,224	—	173,224
Inventories, net	(270,027)	(6,024)	(276,051)	A
Prepaid expenses	(5,280)	—	(5,280)
Other current assets	(264,476)	—	(264,476)
Rent, Utility Deposits, & ERP Deposits	(82,138)	(64,835)	(146,973)	A, B
Increase (decrease) in:
Accounts payable	20,469	(3,745)	16,724	A
Accrued liabilities and customer deposits	334,108	646,463	980,571	A
Income taxes payable	14,381	2,573	16,954	A
Net cash used in operating activities	$(1,446,889)	$1,668	$(1,445,221)	A, B
Cash flows relating to investing activities
Purchases of property and equipment	(124,634)	(1,668)	(126,302)	A
Net cash used in investing activities	$(124,634)	$(1,668)	$(126,302)	A
Cash flows relating to financing activities
Proceeds from Paycheck Protection Program	264,476	—	264,476
Net cash provided by financing activities	$264,476	$—	$264,476
Decrease in cash and cash equivalents	(1,307,047)	—	(1,307,047)
Cash and cash equivalents, beginning of period	4,032,690	—	4,032,690
Cash and cash equivalents, end of period	2,725,643	—	2,725,643
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	10,806	—	10,806
Cash paid during the period for interest	—	—	—

Segment Information-Ice Cream	For the three months ended August 31, 2021
	As previously Reported	Adjustment	As Restated	Reference
Revenue, net	$2,955,755	$—	$2,955,755
Gross Margin	$2,009,190	$(73,010)	$1,936,180	A
Gross Margin %	68.0%	(2.5%)	65.5%	A
Operating loss	$(1,215,218)	$(412,871)	$(1,628,089)	A, B
Depreciation expense	$107,892	$—	$107,892
Amortization expense	$5,733	$—	$5,733
Capital expenditures	$124,634	$1,668	$126,302	A

Segment Information-Measurement	For the three months ended August 31, 2021
	As previously Reported	Adjustment	As Restated
Revenue, net	$803,420	$—	$803,420
Gross Margin	$400,010	$(46,165)	$353,845	A
Gross Margin %	49.8%	(5.8%)	44.0%	A
Operating loss	$(515,533)	$(226,170)	$(741,703)	A
Depreciation expense	$9,707	$—	$9,707
Amortization expense	$26,146	$—	$26,146
Capital expenditures	$—	$—	$—

Segment Information- Assets	As of August 31, 2021
	As previously Reported	Adjustment	As Restated
Ice Cream Segment	$9,975,115	$72,527	$10,047,642	A, B
Measurement Segment	1,939,006	(2,573)	1,936,433	A
Corporate assets	8,045,025	—	8,045,025
Total Assets	$19,959,146	$69,954	$20,029,100	A, B

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - AMPLE HILLS BUSINESS ACQUISITION

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

For further information see Note 11 – Intangibles Assets, net for further details regarding the results of the Ice Cream segment.

NOTE 5 - STOCK OPTIONS AND STOCK-BASED COMPENSATION

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

During the three months ended August 31, 2021, 664 service-based RSUs were granted.

RSU activity under the Company's stock-based compensation plans during the three months ended August 31, 2021 is summarized as follows:

	Number of Units	Weighted-Average Price at Grant Date	Aggregate Intrinsic Value
Non-vested RSUs - May 31, 2021	34,237	$4.71	$161,400
RSUs granted	664	$5.31	3,526
RSUs vested	(13,977)	$3.81	(53,215)
Non-vested RSUs – August 31, 2021	20,924	$5.34	$111,711

During the three months ended August 31, 2021, total restricted stock-compensation expense recognized was $26,927 and has been recorded as selling, general and administration expense in the condensed consolidated statements of operations. The remaining stock-compensation expense on non-vested RSUs with a time-vesting condition is $17,225.

NOTE 6 – WEIGHTED-AVERAGE SHARES AND RECONCILIATION

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

NOTE 7 - INCOME TAXES

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

Effective Tax Rate

The effective tax rate was (0.6%) and 159.3%, respectively, for the three months ended August 31, 2021 and August 31, 2020. The effective tax rate on consolidated net (loss) income for the three months ended August 31, 2021 and August 31, 2020 differs from the federal statutory tax rate primarily due to changes in the deferred tax asset valuation allowance. For the three months ended August 31, 2020, the tax benefit recorded related to the bargain purchase gain and the impact of certain expenses not being deductible for income tax reporting purposes.

NOTE 8 - LEASES

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

On October 1, 2020, the Company entered into the Humboldt Lease, whereby Humboldt will lease the Company's building located at 2755 NW Nicolai Street, Portland, OR 97210 for a monthly fee of $3,185 for a term of 62 months. This lease arrangement been accounted for pursuant to ASU No. 2016-02, "Leases (Topic 842)". The Company presents property revenues as other income. Minimum future lease payments receivable are as follows:

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

NOTE 9 - CUSTOMER CONCENTRATION

The Company had no customers who exceeded 10% of net revenues for the three months ended August 31, 2021. The Company had one customer who accounted for 25.1% of net revenues for the three months ended August 31, 2020.

NOTE 10 - SEGMENT INFORMATION

As described in Note 4 - Ample Hills Business Acquisition, the Company closed on the acquisition of Ample Hills during the Fiscal 2021. With the acquisition of Ample Hills, the Company now has two reportable business segments, the Ice Cream Segment and the Measurement Segment. The Ice Cream Segment encompasses the activities of Ample Hills and focuses on the wholesale and retail sales of the Company’s ice cream products from 11 separate retail locations in New York, New Jersey and California. The Measurement Segment focuses on laser-based test and measurement systems and ultrasonic products. All of the Company’s operations are conducted within North America.

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

 Segment Information

	Three Months Ended August 31,
	2021 (As Restated)		2020
	Ice Cream	Measurement	Ice Cream	Measurement
Revenue, net	$2,955,755	$803,420	$501,420	$1,006,065
Gross margin	$1,936,180	$353,845	$230,221	$394,222
Gross margin %	65.5%	44.0%	45.9%	39.2%
Operating loss	$(1,628,089)	$(741,703)	$(962,754)	$(658,938)
Depreciation expense	$107,892	$9,707	$35,326	$20,908
Amortization expense	$5,733	$26,146	$163,102	$26,145
Capital expenditures	$126,302	$—	$120,663	$12,640

Segment Assets

	August 31, 2021 (As Restated)	May 31, 2021
Segment assets to total assets
Ice Cream Segment	$10,047,642	$10,713,832
Measurement Segment	1,936,433	2,565,701
Corporate assets	8,045,025	7,894,397
Total assets	$20,029,100	$21,173,930

NOTE 11 - INTANGIBLE ASSETS

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

NOTE 12 – LONG-TERM DEBT

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

 NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q/A, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report filed with the SEC on Form 10-Q/A (the "Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Schmitt Industries, Inc. and its consolidated subsidiaries that are based on management's current expectations, estimates, projections and assumptions about the Company's business. Words such as "expects," "anticipates," "intends," "plans," "believes," "sees," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the risk factors disclosed in our Annual Report on Form 10-K for the year ended May 31, 2021, as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report as well as those discussed from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions.

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

•	Ice Cream Segment. Through our wholly owned subsidiary, Ample Hills Acquisition, LLC, the Ice Cream Segment manufactures, wholesales, and retails ice cream and related products through a network of 11 individual retail locations located in New York, New Jersey and California.

•	Measurement Segment. Through its wholly owned subsidiary Schmitt Measurement Systems, Inc., the Measurement Segment manufactures and sells products in two core product lines, Acuity® and Xact®.

-	Acuity® sells products, solutions and services that includes laser and white light sensor distance, measurement and dimensional sizing products;

-	Xact® product line includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the Internet of Things ("IoT") environment. The Xact products measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure web site for display.

The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2021.

Highlights of the Three Months Ended August 31, 2021 and August 31, 2020

	Three Months Ended August 31,				YoY Change
	2021	%	2020	%	$	%
Ice Cream Segment revenues	$2,955,755	78.6%	$501,420	33.3%	$2,454,335	489.5%
Measurement Segment revenues	803,420	21.4%	1,006,065	66.7%	(202,645)	(20.1)%
Total revenue, net	3,759,175	100.0%	1,507,485	100.0%	2,251,690	149.4%
Cost of sales	1,469,150	39.1%	899,841	59.7%	569,309	63.3%
Gross profit	2,290,025	60.9%	607,644	40.3%	1,682,381	276.9%
Selling, general and administrative	4,650,552	123.7%	2,211,883	146.7%	2,438,669	110.3%
Research & development	9,265	0.2%	17,453	1.2%	(8,188)	(46.9)%
Total operating expenses	4,659,817	124.0%	2,229,336	147.9%	2,430,481	109.0%
Operating loss	(2,369,792)	(63.0)%	(1,621,692)	(107.6)%	(748,100)	46.1%
Bargain purchase gain	—	0.0%	1,271,615	84.4%	(1,271,615)	(100.0)%
Forgiveness of PPP loan	588,534	15.7%	—	—%	588,534	100.0%
Interest expense	(11,276)	(0.3)%	(2,511)	(0.2)%	(8,765)	349.1%
Other income, net	184,156	4.9%	98,580	6.5%	85,576	86.8%
Loss before income taxes	(1,608,378)	(42.8)%	(254,008)	(16.8)%	(1,354,370)	533.2%
Income tax provision (benefit)	9,425	0.3%	(404,667)	(26.8)%	414,092	(102.3)%
Net (loss) income	$(1,617,803)	(43.0)%	$150,659	10.0%	$(1,768,462)	(1,173.8)%

•	Consolidated revenues increased $2,251,690, or 149.4%, to $3,759,175, for the three months ended August 31, 2021, as compared to $1,507,485 for the three months ended August 31, 2020. The increase was driven by the new Ice Cream Segment acquired on July 9, 2020 which generated revenues of $2,955,755 for the three months ended August 31, 2021, accounting for 78.6% of total revenue for the three month period.

•	Gross margin increased to 60.9% for the three months ended August 31, 2021, as compared to the three months ended August 31, 2020 of 40.3%. The Company’s gross margin was driven by improved performance in the Ice Cream Segment due to higher factory utilization and production efficiencies, as well as a product mix shift in Measurement Segment.

•	Operating expenses increased $2,430,481, or 109.0%, to $4,659,817 for the three months ended August 31, 2021, as compared to $2,229,336 for the three months ended August 31, 2020. The increase was primarily due to the inclusion of the Ample Hills business, acquired in July 2020.

•	Net loss was ($1,617,803), or ($0.43), per fully diluted share, for the three months ended August 31, 2021, as compared to net income of $150,659 or $0.04 per fully diluted share, for the three months ended August 31, 2020. Income generated in the comparative period was the result of the bargain gain and income tax benefit related to the acquisition of Ample Hills.

•	Capital expenditures for the three months ended August 31, 2021 were $126,302, as compared to $133,303 during the three months ended August 31, 2020. During the three months ended August 31, 2021, an additional $64,551 was invested in the new Ample Hills Prospect Park West retail location that opened May 28, 2021. The remaining $61,751 was the result of expenditures on equipment upgrades at the Company’s Red Hook factory in Brooklyn, New York.

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

Gross Margin – Ice Cream Segment gross margin for the three months ended August 31, 2021 increased 19.6% (or 42.7% increase) to 65.5%, as compared to 45.9% for the three months ended August 31, 2020. The Ice Cream Segment’s improved performance was driven by improved factory utilization, yield and a seasonal increase in higher margin retail sales. Measurement Segment gross margin for the three months ended August 31, 2021 increased to 44.0% as compared to 39.2% for the three months ended August 31, 2020. The Measurement Segment’s improved margin was driven by a higher percentage of Xact Monitoring revenue.

Operating Expenses – For the three months ended August 31, 2021, operating expenses increased $2,430,481 to $4,659,817, as compared to $2,229,336 for the three months ended August 31, 2020. This is primarily driven by the new Ice Cream Segment, which had operating expenses of $3,123,029 for the three months ended August 31, 2021 and accounted for 67.0% of total operating expenses for the three month period. Results from the Ice Cream Segment are entirely attributable to our Ample Hills business, which was acquired on July 9, 2020.

Ice Cream Segment operating expenses increased $2,196,398, or 237.0%, to $3,123,029 for the three months ended August 31, 2021, as compared to $926,631 for the three months ended August 31, 2020.

Measurement Segment operating expenses increased $234,083, or 18.0%, to $1,536,788 for the three months ended August 31, 2021, as compared to $1,302,705 for the three months ended August 31, 2020. The operating expense increase was driven by higher corporate administrative costs supporting the Measurement Segment businesses, as well as higher professional fees.

Bargain Purchase Gain - In connection with the acquisition of Ample Hills on July 9, 2020, the Company recognized an initial bargain purchase gain of $1,271,615 that was recorded as a component of other income on the consolidated statement of operations. The bargain purchase gain amount represents the excess of the estimated fair value of net assets acquired over the estimated fair value of the consideration transferred to the sellers and their landlords. In accordance with ASC 805 - Business Combinations (“ASC 805"), we have estimated the fair value of the net assets acquired as of the acquisition date. As a result of additional information obtained during the measurement period about the facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments of $132,807 during the year ended May 31, 2021, which decreased the total bargain purchase gain recognized to $1,138,808. The adjustments were primarily related to additional cure payments subsequent to the acquisition which related to circumstances that existed prior to the acquisition date, and the identification of acquired inventory deemed obsolete as of the acquisition date. See Note 4 – Ample Hills Business Acquisition for further discussion.

Subsequent to the measurement period, the Company identified an additional $72,127 of leasehold and utility deposits that were not correctly recorded. As such, the Company has recorded and out of period adjustment related to such deposits with a corresponding increase to other income. The Company has concluded the out-of-period adjustment is not material to any of the Company’s previously issued quarterly or annual financial statements.

Other Income - Other income primarily consists of rental income, interest income and other income (expense). Other income was $184,156 for the three months ended August 31, 2021, as compared to $98,580 for the three months ended August 31, 2020.

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

Net Loss - Net loss was ($1,617,803), or ($0.43) per fully diluted share, for the three months ended August 31, 2021, compared to net income of $150,659, or $0.04 per fully diluted share, for the three months ended August 31, 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased $1,850,348 to $1,097,605 as of August 31, 2021 as compared to $2,947,953 as of May 31, 2021.

Net cash used in operating activities was $1,445,221 during the three months ended August 31, 2021, as compared to net cash used in operating activities of $836,523 during the three months ended August 31, 2020. The net loss of $1,617,803, an increase in inventories of $276,051, the forgiveness of part of the First Draw PPP Loan received through the Paycheck Protection Program (“PPP”) totaling $588,534, an increase in other current assets of $264,476, and an increase in rent, utility deposits and ERP deposits of $146,973 were the primary drivers of the overall operating cash usage for the three months ended August 31, 2021. These uses of cash were offset by an increase in accrued liabilities and customer deposits of $980,571, a decrease in accounts receivable, net of $173,224, depreciation and amortization of $149,478, non-cash lease costs of $90,018, stock-based compensation of $26,927, an increase in accounts payable of $16,724 and an increase in income taxes payable of $16,954.

Net cash used in investing activities was $126,302 for the three months ended August 31, 2021, as compared to net cash used in investing activities of $1,802,180 for the three months ended August 31, 2020. The net cash used in investing activities for the three months ended August 31, 2021 is driven by $126,302 of purchases associated with the new Prospect Park West retail location and factory upgrades. The net cash used in investing activities for the three months ended August 31, 2020 were significantly higher as a result of the acquisition of Ample Hills and associated our costs totaling $1,668,877, in addition to purchases of property and equipment totaling $133,303.

Net cash provided by financing activities was $264,476 during the three months ended August 31, 2021, as compared to net cash provided by financing activities of $1,543,447 for the three months ended August 31, 2020. The net cash provided by financing activities for the three months ended August 31, 2021 was primarily due to the forgiveness of part of the First Draw PPP Loan received through the PPP, which resulted in repayments to the Company of $264,476 for a loan payment previously made by the Company on this loan. The net cash provided by financing activities for the three months ended August 31, 2020 was primarily the result of proceeds received by the Company for the First Draw PPP Loan totaling $1,777,964, offset by repurchases of common stock totaling $234,517.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2021, management had concluded that there was a material weakness in internal control over financial reporting due to deficiencies in the design and operation of internal controls over segregation of duties; and ineffective management review over accounting reconciliations for stock-based compensation, accounts receivable, accounts payable, inventory, accrued liabilities, sales taxes, expense classification, depreciation of property and equipment, net and earnings per share. We are in the process of remediating the material weakness as of the end of the period covered by this Quarterly Report on Form 10-Q/A.

In addition to the previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2021, management identified errors related to the accounting treatment of certain general and administrative expenses that were excluded from the statement of operations, as well as the improper recognition of certain deposits acquired in connection with the acquisition of Ample Hills that, when considered in the aggregate, required a restatement of the unaudited consolidated financial statements as of and for the three months ended August 31, 2021. Refer to Note 2 of “Restatement Of Previously Issued Condensed Consolidated Financials Statements” for further discussion surrounding the restatement.

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

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

Other than the material weaknesses discussed above, including those described in the Remediation of Material Weakness section above, there has been no change in the Company's internal control over financial reporting that occurred during the Company's quarter ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II - OTHER INFORMATION

None.

 Item 1A. Risk Factors

There have been no material changes, other than as described below, from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021. In addition, please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on From 10-K for the fiscal year ended May 31, 2021 and the disclosure relating to material weaknesses due to deficiencies in the design of internal controls under  Item 4 - Controls and Procedures of this Form 10-Q/A for the three months ended August 31, 2021, for a listing of factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

We have identified material weaknesses in our internal control over financial reporting which have resulted in and could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As disclosed in the Company’s Form 10-K for the fiscal year ended May 31, 2021 and this Form 10-Q/A, management identified material weaknesses in our internal control over financial reporting related to the applicable financial reporting cycles.

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

Material weaknesses in our internal control over financial reporting have required us to restate our financial results and if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

The Company has disclosed its intention to restate its unaudited condensed financial statements for the fiscal periods beginning August 31, 2021 through February 28, 2022. As a result of material weaknesses that we have identified in our internal control over financial reporting, the restatement, the adjustments relating to certain liabilities and expenses incurred that the Company failed to accrue for within the proper reporting periods, and other matters raised or that may in the future be raised by the SEC or others, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

SCHMITT INDUSTRIES, INC.
(Registrant)

Date:	October 12, 2022	/s/ Philip Bosco
Philip Bosco, Chief Financial Officer

