Form 10-Q/A
period 2021-11-30
SCHMITT INDUSTRIES INC
filed 2022-10-12
CIK 922612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No.1

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

Background of Restatement

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on January 14, 2022 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of errors in the previously issued unaudited interim condensed consolidated financial statements as of and for the three and six months ended November 30, 2021 related to the Company’s accounting treatment of certain liabilities and expenses incurred that the Company failed to accrue for within the proper reporting period.

For the convenience of the reader, we have included all items in this Form 10-Q/A which supersedes in its entirety the Original Form 10-Q.

The following sections in the Original Filing have been revised in this Form 10-Q/A to reflect the restatement:

•	Part I, Item 1, “Financial Statements”

•	Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations"

•	Part I, Item 4, “Controls and Procedures”

•	Part II, Item 1A, “Risk Factors”

•	Part II – Item 6. Exhibits.

•	the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, 32.1, and 32.2

This Form 10-Q/A does not reflect adjustments for events occurring after the filing of the Original Filing except to the extent that they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. See Note 2 to the accompanying unaudited interim condensed consolidated financial statements, set forth in Item 1 of this Form 10-Q/A, for details of the restatement and its impact on the unaudited interim condensed consolidated financial statements.

Internal Control Considerations

In connection with the restatement, the Audit Committee concluded, with concurrence of management, that there were additional deficiencies in our internal control over financial reporting that constituted additional material weaknesses as of November 30, 2021. For a discussion of management's consideration of our disclosure controls and procedures and the material weaknesses identified, See Part I, Item 4, Controls and Procedures of this Form 10-Q/A.

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

     SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2021 (As Restated)	May 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$4,572,774	$4,032,690
Accounts receivable, net	1,385,185	1,154,645
Inventories, net	1,830,445	1,553,310
Prepaid expenses	134,209	198,345
Income taxes receivable	3,128	18,057
Total current assets	7,925,741	6,957,047
Leasehold assets	11,688,920	10,448,486
Property and equipment, net	2,329,215	2,824,017
Property and equipment held for sale, net	433,410	174,847
Leasehold, utilities and ERP deposits	721,773	431,808
Other assets
Intangible assets, net	273,968	337,725
TOTAL ASSETS	$23,373,027	$21,173,930

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$657,902	$583,750
Accrued commissions	58,079	60,614
Accrued payroll liabilities	614,483	527,608
Accrued liabilities	394,248	465,146
Customer deposits and prepayments	117,754	93,364
Other accrued liabilities	771,664	694,590
Current portion of long-term lease liabilities	1,224,648	1,042,331
Current portion of long-term debt	876,404	541,691
Total current liabilities	4,715,182	4,009,094
Long-term debt, net current portion	2,594,618	3,253,389
Long-term leasehold liabilities, net current portion	11,359,230	10,141,864
Total liabilities	18,669,030	17,404,347
Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 4,229,193 and 3,811,142 shares issued and outstanding at November 30, 2021, respectively; and 4,204,553 and 3,786,502 shares issued and outstanding at May 31, 2021, respectively	12,292,728	12,223,359
Accumulated deficit	(7,588,731)	(8,453,776)
Total stockholders' equity	4,703,997	3,769,583
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,373,027	$21,173,930

See accompanying notes to condensed consolidated financial statements

SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2020

	Three Months Ended November 30,		Six Months Ended November 30,
	2021 (As Restated)	2020	2021 (As Restated)	2020
Net sales	$2,961,965	$2,029,712	$6,721,140	$3,537,197
Cost of revenue	1,341,279	1,067,599	2,810,430	1,967,440
Gross profit	1,620,686	962,113	3,910,710	1,569,757
Operating expenses
Selling, general and administrative	3,887,148	3,091,516	8,537,700	5,178,232
Transaction costs	—	—	—	125,167
Research and development	5,580	17,877	14,845	35,330
Total operating expenses	3,892,728	3,109,393	8,552,545	5,338,729
Operating loss	(2,272,042)	(2,147,280)	(4,641,835)	(3,768,972)
Bargain purchase gain	—	—	—	1,189,512
Adjustments to bargain purchase gain	—	(82,103)	—	—
Gain on sale of property and equipment	4,598,095	—	4,598,095	—
Forgiveness of PPP loan	—	—	588,534	—
Interest expense	(18,303)	(1,285)	(29,579)	(2,544)
Other income (expense), net	173,274	(134,164)	357,430	(36,836)
Income (loss) before income taxes	2,481,024	(2,364,832)	872,645	(2,618,840)
Income tax provision (benefit)	(1,825)	1,637	7,600	(403,030)
Net income (loss)	$2,482,849	$(2,366,469)	$865,045	$(2,215,810)

Net income (loss) per common share
Basic	$0.66	(0.63)	$0.23	$(0.59)
Weighted-average number of common shares, basic	3,784,000	3,763,156	3,785,997	3,763,454
Diluted	$0.65	$(0.63)	$0.23	$(0.59)
Weighted-average number of common shares, diluted	3,819,616	3,763,156	3,814,909	3,763,454

 See accompanying notes to condensed consolidated financial statements

  SCHMITT INDUSTRIES, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2020

	Six Months Ended November 30,
	2021 (As Restated)	2020
Cash flows relating to operating activities
Net income (loss)	$865,045	$(2,215,810)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bargain purchase gain	—	(1,189,512)
Forgiveness of Paycheck Protection Program loan	(588,534)	—
Depreciation and amortization	294,597	187,114
Gain on sale of property and equipment	(4,598,095)	—
Stock-based compensation	69,369	251,371
Deferred income taxes	—	(406,304)
Non-cash lease costs	159,248	—
(Increase) decrease in:
Accounts receivable, net	(230,540)	(220,514)
Inventories, net	(277,135)	(60,250)
Prepaid expenses	64,136	(46,883)
Deposits on capital improvements to factory	—	(273,278)
Rent, utility deposits and ERP deposits	(289,965)	(79,170)
Leasehold assets	—	(360,896)
Income taxes receivable	14,929	(80,602)
Increase (decrease) in:
Accounts payable	74,152	503,864
Accrued liabilities and customer deposits	114,906	433,514
Leasehold liabilities	—	773,670
Net cash used in operating activities	$(4,327,887)	$(2,783,686)

Cash flows relating to investing activities
Acquisition of Ample Hills	$—	$(1,711,127)
Purchases of property and equipment	(194,429)	(258,371)
Proceeds from the sale of property and equipment	4,797,924	—
Net cash provided by (used in) investing activities	$4,603,495	$(1,969,498)

Cash flows relating to financing activities
Proceeds from Paycheck Protection Program, net of repayment	$264,476	$1,795,080
Payments on short-term borrowing	—	(36,441)
Repurchase of common stock	—	(234,517)
Net cash provided by financing activities	$264,476	$1,524,122
Increase (decrease) in cash and cash equivalents	540,084	(3,229,062)
Cash and cash equivalents, beginning of period	4,032,690	10,566,531
Cash and cash equivalents, end of period	$4,572,774	$7,337,469
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$10,606	$80,600
Cash paid for interest	$—	$616

See accompanying notes to condensed consolidated financial statements

     SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2020

	Shares	Amount	Accumulated Deficit	Total
Balance, May 31, 2021	3,786,502	$12,223,359	$(8,453,776)	$3,769,583
Shares issued to directors, officers and others upon vesting of RSUs	24,640	—	—	—
Stock-based compensation	—	69,369	—	69,369
Net income (As Restated)	—	—	865,045	865,045
Balance, November 30, 2021 (As Restated)	3,811,142	$12,292,728	$(7,588,731)	$4,703,997

	Shares	Amount	Accumulated Deficit	Total
Balance, May 31, 2020	3,784,554	$12,257,306	$(364,104)	$11,893,202
Share repurchases	(72,159)	(234,517)	—	(234,517)
Shares issued to directors and officers upon vesting of RSUs	57,290	—	—	—
Stock-based compensation	—	251,371	—	251,371
Net loss	—	—	(2,215,810)	(2,215,810)
Balance, November 30, 2020	3,769,685	$12,274,160	$(2,579,914)	$9,694,246

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

Liquidity

Our primary source of liquidity is our cash flows from operating activities resulting from net income and management of working capital. As of November 30, 2021, our available funds consisted of $4,572,774 in cash and cash equivalents. Management is seeking to sell additional assets held for sale as noted below, which would be a source of liquidity, in addition to sources related to the forgiveness of the Paycheck Protection Program (“PPP”) loans (see Note 14 – Long-Term Debt) and the commitment from Michael Zapata, our Chief Executive Officer (“CEO”), to provide additional capital if needed as noted below. We anticipate that the available funds and cash generated from operations and financing activities will be sufficient to meet cash and working capital requirements, including the anticipated level of capital expenditures to fund operations for at least one year after the date the consolidated financial statements are issued.

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

Business Combinations

The Company accounts for business combinations in accordance with Accounting Standard Codification (“ASC”) 805 - Business Combinations. ASC 805 requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired and liabilities assumed, using the bottom up approach, to estimate their value at the acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets is to be recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recorded as a bargain purchase gain. See Note 3 – Acquisition of Ample Hills.

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

On November 11, 2021, the Company announced the sale of this building located at 2451 NW 28th Avenue, Portland, OR 97210 for $5,100,000 with net proceeds of $4,723,346. The transaction was funded and closed on November 10, 2021. The Company recorded a gain on sale of property and equipment totaling $4,598,095 on its consolidated statement of operations. Assets held for sale as of May 31, 2021 are associated with this property, and therefore, not included in assets held for sale as of November 30, 2021. The Company previously leased this property to two lessees. See Note 6 – Leases for further information. As such, this lease has been terminated as of November 30, 2021.

The Company owns two office/industrial buildings with a total of 11,667 sq. feet located at 2765 NW Nicolai Street, Portland, OR 97210 that were listed for sale in November 2021. Assets held for sale as of November 30, 2021 are associated with these properties. The Company currently occupies part of this property and leases a portion to a third party. See Note 6 – Leases for further information on this lease. A potential transaction would be structured as a sale/leaseback, as the Company occupies 75% of the buildings.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed on Form 8-K filed on September 20, 2022, the Company determined that the Company’s previously issued condensed consolidated financial statements for the period ended November 30, 2021 should no longer be relied upon due to errors in such condensed consolidated financial statements related to certain liabilities and expenses incurred that the Company failed to accrue for within the proper reporting periods, resulting primarily in the exclusion of certain general and administrative expenses from the statement of operations in the condensed financial statements.

The following errors were identified as part of the restatement:

A.	The Company discovered expenses and liabilities incurred during the three and six month periods ended November 30, 2021 that it failed to accrue for properly. The additional expenses are primarily related to unpaid and unrecorded utility charges, professional fees and other operating expenses.

B.	The Company discovered that it did not properly record approximately $72,000 in leasehold security deposits that it acquired from Ample Hills in the Transactions in fiscal year ended May 31, 2021. The Company determined that the error was immaterial to the prior year and has recorded this transaction as of August 31, 2021 as an out of period adjustment.

The following reflects the restatement adjustments recorded in connection with the Company’s restatement of its consolidated financial statements:

Balance Sheet	As of November 30, 2021
	As previously reported	Total Adjustments	As Restated	Reference
ASSETS
Current Assets
Cash and cash equivalents	$4,572,774	$—	$4,572,774
Accounts receivable, net	1,385,185	—	1,385,185
Inventories, net	1,825,636	4,809	1,830,445	A
Prepaid expenses	134,209	—	134,209
Income tax receivable	5,701	(2,573)	3,128	A
Total current assets	7,923,505	2,236	7,925,741	A
Leasehold assets	11,688,920	—	11,688,920
Property and equipment, net	2,316,494	12,721	2,329,215	A
Property and equipment held for sale, net	433,410	—	433,410
Leasehold, utilities, and ERP deposits	657,490	64,283	721,773	A, B
Other assets
Intangible assets, net	273,968	—	273,968
Total Assets	$23,293,787	$79,240	$23,373,027	A, B

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$677,791	$(19,889)	$657,902	A
Accrued commissions	63,076	(4,997)	58,079	A
Accrued payroll liabilities	614,483	—	614,483
Accrued liabilities	394,745	(497)	394,248	A
Customer deposits and prepayments	117,754	—	117,754
Other accrued liabilities	389,213	382,451	771,664	A
Current portion of long-term lease liabilities	1,224,648	—	1,224,648
Current portion of long-term debt	876,404	—	876,404
Total current liabilities	4,358,114	357,068	4,715,182	A
Long-term debt	2,594,618	—	2,594,618
Long-term leasehold liabilities	11,359,230	—	11,359,230
Total liabilities	18,311,962	357,068	18,669,030	A
Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 4,229,193 and 3,811,142 shares issued and outstanding at November 30, 2021, respectively	12,292,728	—	12,292,728
Accumulated deficit	(7,310,903)	(277,828)	(7,588,731)	A, B
Total stockholders' equity	4,981,825	(277,828)	4,703,997	A, B
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,293,787	$79,240	$23,373,027	A, B

Statement of Operations	For the three months ended November 30, 2021
	As previously reported	Total Adjustments	As Restated	Reference
Net sales	$2,961,965	$—	$2,961,965
Cost of revenue	1,356,874	(15,595)	1,341,279	A
Gross profit	1,605,091	15,595	1,620,686	A
Operating expenses
Selling, general and administrative	4,161,890	(274,742)	3,887,148	A
Research & development	5,580	—	5,580
Total operating expenses	4,167,470	(274,742)	3,892,728	A
Operating loss	(2,562,379)	290,337	(2,272,042)	A
Gain on sale of property and equipment	4,598,095	—	4,598,095
Interest expense	(18,303)	—	(18,303)
Other income, net	173,274	—	173,274
Income before income taxes	2,190,687	290,337	2,481,024	A
Income tax provision (benefit)	2,775	(4,600)	(1,825)	A
Net income	$2,187,912	$294,937	$2,482,849	A
Net income per common share:
Basic	$0.58	$0.08	$0.66	A
Weighted average number of common shares, basic	3,784,000	—	3,784,000
Diluted	$0.57	$0.08	$0.65	A
Weighted average number of common shares, diluted	3,819,616	—	3,819,616

	For the six months ended November 30, 2021
	As previously reported	Total Adjustments	As Restated
Net Sales	$6,721,140	$—	$6,721,140
Cost of revenue	2,706,849	103,581	2,810,430	A
Gross profit	4,014,291	(103,581)	3,910,710	A
Operating expenses
Selling, general and administrative	8,292,576	245,124	8,537,700	A
Research & development	14,845	—	14,845
Total operating expenses	8,307,421	245,124	8,552,545	A
Operating loss	(4,293,130)	(348,705)	(4,641,835)	A
Gain on sale of property and equipment	4,598,095	—	4,598,095
Forgiveness of PPP loans	588,534	—	588,534
Interest expense	(29,579)	—	(29,579)
Other income, net	285,303	72,127	357,430	B
Income before income taxes	1,149,223	(276,578)	872,645	A, B
Income tax provision (benefit)	6,350	1,250	7,600	A
Net income	$1,142,873	$(277,828)	$865,045	A, B
Net income per common share
Basic	$0.30	$(0.07)	$0.23	A, B
Weighted average number of common shares, basic	3,785,997	—	3,785,997
Diluted	$0.30	$(0.07)	$0.23	A, B
Weighted average number of common shares, diluted	3,814,909	—	3,814,909

Statement of Cash Flows	For the six months ended November 30, 2021
	As previously reported	Total Adjustments	As Restated	Reference
Cash flows relating to operating activities
Net income	$1,142,873	$(277,828)	$865,045	A, B
Adjustments to reconcile net income to net cash used in operating activities:
Forgiveness of Paycheck Protection Program Loan	(588,534)	—	(588,534)
Depreciation and amortization	294,597	—	294,597
Gain on disposal of property and equipment	(4,598,095)	—	(4,598,095)
Stock-based compensation	69,369	—	69,369
Non-cash lease costs	159,248	—	159,248
(Increase) decrease in:
Accounts receivable, net	(230,540)	—	(230,540)
Inventories, net	(272,326)	(4,809)	(277,135)	A
Prepaid expenses	64,136	—	64,136
Rent, utility deposits, & ERP deposits	(225,682)	(64,283)	(289,965)	A, B
Income taxes receivable	12,356	2,573	14,929	A
(Increase) decrease in:
Accounts payable	94,041	(19,889)	74,152	A
Accrued liabilities and customer deposits	(262,052)	376,958	114,906	A
Net cash used in operating activities	$(4,340,609)	$12,722	$(4,327,887)	A, B
Cash flows relating to investing activities
Purchases of property and equipment	(181,707)	(12,722)	(194,429)	A
Proceeds from the sale of property and equipment	4,797,924	—	4,797,924
Net cash provided by investing activities	$4,616,217	$(12,722)	$4,603,495	A
Cash flows relating to financing activities
Proceeds from Paycheck Protection Program	$264,476	$—	$264,476
Net cash provided by financing activities	$264,476	$—	$264,476
Increase in cash and cash equivalents	540,084	—	$540,084
Cash and cash equivalents, beginning of period	4,032,690	—	4,032,690
Cash and cash equivalents, end of period	$4,572,774	$—	$4,572,774
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$10,606	$—	$10,606
Cash paid for interest	$—	$—	$—

Segment Information-Ice Cream	For the three months ended November 30, 2021
	As previously reported	Total Adjustments	As Restated	Reference
Revenue, net	$1,979,616	$—	$1,979,616
Gross Margin	$1,128,655	$(24,512)	$1,104,143	A
Gross Margin %	57.0%	(1.2%)	55.8%	A
Operating loss	$(1,922,873)	$190,542	$(1,732,331)	A
Depreciation expense	$106,747	$—	$106,747
Amortization expense	$5,733	$—	$5,733
Capital expenditures	$57,074	$11,053	$68,127	A

	For the six months ended November 30, 2021
	As previously reported	Total Adjustments	As Restated
Revenue, net	$4,935,371	$—	$4,935,371
Gross Margin	$3,137,845	$(97,522)	$3,040,323	A
Gross Margin %	63.6%	(2.0%)	61.6%	A
Operating loss	$(3,138,091)	$(222,329)	$(3,360,420)	A
Depreciation expense	$214,639	$—	$214,639
Amortization expense	$11,466	$—	$11,466
Capital expenditures	$181,707	$12,722	$194,429	A

Segment Information-Measurement	For the three months ended November 30, 2021
	As previously reported	Total Adjustments	As Restated
Revenue, net	$982,349	$—	$982,349
Gross Margin	$476,436	$40,107	$516,543	A
Gross Margin %	48.5%	4.1%	52.6%	A
Operating loss	$(639,506)	$99,795	$(539,711)	A
Depreciation expense	$6,493	$—	$6,493
Amortization expense	$26,145	$—	$26,145
Capital expenditures	$—	$—	$—

	For the six months ended November 30, 2021
	As previously reported	Total Adjustments	As Restated
Revenue, net	$1,785,769	$—	$1,785,769
Gross Margin	$876,446	$(6,059)	$870,387	A
Gross Margin %	49.10%	(0.3%)	48.8%	A
Operating loss	$(1,155,039)	$(126,376)	$(1,281,415)	A
Depreciation expense	$16,200	$—	$16,200
Amortization expense	$52,292	$—	$52,292
Capital expenditures	$—	$—	$—

Segment Information- Assets	As of November 30, 2021
	As previously reported	Total Adjustments	As Restated
Ice Cream Segment	$9,898,380	$81,814	$9,980,194	A, B
Measurement Segment	$2,270,087	$(2,574)	$2,267,513	A
Corporate assets	11,125,320	—	11,125,320
Total Assets	$23,293,787	$79,240	$23,373,027	A, B

NOTE 3 - AMPLE HILLS BUSINESS ACQUISITION

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

For further information see Note 13 – Intangible Assets, net for further details regarding the results of the Ice Cream Segment.

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

NOTE 6 – LEASES

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

The Company’s lease term and discount rates were as follows:

November 30, 2021
Weighted-average remaining lease term (years)	7.67
Weighted-average discount rate	3.87%

NOTE 7 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consisted of the following:

	November 30, 2021 (As Restated)	May 31, 2021
Land	$—	$159,000
Buildings and improvements	1,493,400	2,989,140
Furniture, fixtures and equipment	1,827,315	1,788,784
Total property and equipment	3,320,715	4,936,924
Less: accumulated depreciation	(991,500)	(2,112,907)
Total property and equipment, net	$2,329,215	$2,824,017

Depreciation expense for the three months ended November 30, 2021 and 2020 was $113,240 and $68,561, respectively. Depreciation expense for the six months ended November 30, 2021 and 2020 was $230,839 and $124,795, respectively.

NOTE 8 - CUSTOMER CONCENTRATION

The Company had one customer who accounted for 11.0% of net revenues for the three months ended November 30, 2021. The Company had one customer who accounted for 16.2% of net revenues for the six months ended November 30, 2020.

NOTE 9 – ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable, net consisted of the following:

	November 30,	May 31,
	2021	2021
Accounts receivable	$1,479,192	$1,252,968
Less: allowance for doubtful accounts	(94,007)	(98,323)
Accounts receivable, net	$1,385,185	$1,154,645

NOTE 10 – INVENTORIES, NET

The Company’s inventories, net consisted of the following:

	November 30, 2021 (As Restated)	May 31, 2021
Raw materials	$887,829	$901,464
Work-in-process	28,958	35,160
Finished goods	1,014,437	731,826
Total inventories	1,931,224	1,668,450
Less: inventory reserves	(100,779)	(115,140)
Inventories, net	$1,830,445	$1,553,310

NOTE 11 - INCOME TAXES

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

NOTE 12 - SEGMENT INFORMATION

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

The following table present the activity for the three months ended November 30, 2021 and 2020:

	Three Months Ended November 30,
	2021 (As Restated)		2020
	Ice Cream	Measurement	Ice Cream	Measurement
Revenue, net	$1,979,616	$982,349	$1,158,989	$870,723
Gross margin	$1,104,143	$516,543	$467,714	$494,399
Gross margin %	55.8%	52.6%	40.4%	56.8%
Operating loss	$(1,732,331)	$(539,711)	$(1,737,598)	$(409,682)
Depreciation expense	$106,747	$6,493	$59,160	$9,401
Amortization expense	$5,733	$26,145	$6,017	$26,146
Capital expenditures	$68,127	$—	$111,387	$13,680

The following table present the activity for the six months ended November 30, 2021 and 2020:

	Six Months Ended November 30,
	2021 (As Restated)		2020
	Ice Cream	Measurement	Ice Cream	Measurement
Revenue, net	$4,935,371	$1,785,769	$1,660,409	$1,876,788
Gross margin	$3,040,323	$870,387	$681,136	$888,621
Gross margin %	61.6%	48.8%	41.0%	47.4%
Operating loss	$(3,360,420)	$(1,281,415)	$(2,700,352)	$(1,068,620)
Depreciation expense	$214,639	$16,200	$94,486	$30,309
Amortization expense	$11,466	$52,292	$10,028	$52,291
Capital expenditures	$194,429	$—	$232,051	$26,320

Segment Assets

	November 30, 2021 (As Restated)	May 31, 2021
Segment assets to total assets
Ice Cream Segment	$9,980,194	$10,713,832
Measurement Segment	2,267,513	2,565,701
Corporate assets	11,125,320	7,894,397
Total assets	$23,373,027	$21,173,930

NOTE 13 - INTANGIBLE ASSETS

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

NOTE 14 – LONG-TERM DEBT

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the unaudited interim condensed consolidated financial statements.

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

·	Ice Cream Segment. Through our wholly owned subsidiary, Ample Hills Acquisition, LLC, the Ice Cream Segment manufactures, wholesales, and retails ice cream and related products through a network of 11 individual retail locations located in New York, New Jersey and California.

·	Measurement Segment. Through its wholly owned subsidiary Schmitt Measurement Systems, Inc., the Measurement Segment manufactures and sells products in two core product lines, Acuity® and Xact®.

-	Acuity® sells products, solutions and services that includes laser and white light sensor distance, measurement and dimensional sizing products.

-	Xact® product line includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the Internet of Things ("IoT") environment. The Xact products measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure website for display.

The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K filed on August 31, 2021.

Highlights of the Three Months Ended November 30, 2021 and November 30, 2020

	Three Months Ended November 30,				YoY Change
	2021 (As Restated)%		2020	%	$	%
Ice Cream Segment revenues	$1,979,616	66.8%	$1,158,989	57.1%	$820,627	70.8%
Measurement Segment revenues	982,349	33.2%	870,723	42.9%	111,626	12.8%
Total revenue, net	2,961,965	100%	2,029,712	100.0%	932,253	45.9%
Cost of sales	1,341,279	45.3%	1,067,599	52.6%	273,680	25.6%
Gross profit	1,620,686	54.7%	962,113	47.4%	658,573	68.5%
Selling, general and administrative	3,887,148	131.2%	3,091,516	152.3%	795,632	25.7%
Research & development	5,580	0.2%	17,877	0.9%	(12,297)	(68.8%)
Total operating expenses	3,892,728	131.4%	3,109,393	153.2%	783,335	25.2%
Operating loss	(2,272,042)	(76.7%)	(2,147,280)	(105.8%)	(124,762)	5.8%
Gain on sale of property and equipment	4,598,095	155.2%	—	—	4,598,095	100.0%
Adjustments to bargain purchase gain	—	0.0%	(82,103)	(4.0%)	82,103	100.0%
Interest expense	(18,303)	(0.6%)	(1,285)	(0.1%)	17,018	1324.4%
Other (expense) income, net	173,274	5.8%	(134,164)	(6.6%)	307,438	229.2%
Income (loss) before income taxes	2,481,024	83.8%	(2,364,832)	(116.5%)	4,845,856	204.9%
Income tax provision	(1,825)	(0.1%)	1,637	0.1%	3,462	(211.5%)
Net income (loss)	$2,482,849	83.8%	$(2,366,469)	(116.6%)	$4,849,318	204.9%

Highlights of the Six Months Ended November 30, 2021 and November 30, 2020

	Six Months Ended November 30,				YoY Change
	2021 (As Restated)%		2020	%	$	%
Ice Cream Segment revenues	$4,935,371	73.4%	$1,660,409	46.9%	$3,274,962	197.2%
Measurement Segment revenues	1,785,769	26.6%	1,876,788	53.1%	(91,019)	(4.8%)
Total revenue, net	6,721,140	100.0%	3,537,197	100.0%	3,183,943	90.0%
Cost of sales	2,810,430	41.8%	1,967,440	55.6%	842,990	42.8%
Gross profit	3,910,710	58.2%	1,569,757	44.4%	2,340,953	149.1%
Selling, general and administrative	8,537,700	127.0%	5,178,232	146.4%	3,359,468	64.9%
Transaction costs	—	0.0%	125,167	3.5%	(125,167)	(100.0%)
Research & development	14,845	0.2%	35,330	1.0%	(20,485)	(58.0%)
Total operating expenses	8,552,545	127.2%	5,338,729	150.9%	3,213,816	60.2%
Operating loss	(4,641,835)	(69.1%)	(3,768,972)	(106.6%)	(872,863)	23.2%
Gain on sale of property and equipment	4,598,095	68.4%	—	0.0%	4,598,095	100.0%
Bargain purchase gain	—	0.0%	1,189,512	33.6%	(1,189,512)	(100.0%)
Forgiveness of PPP loan	588,534	8.8%	—	0.0%	588,534	100.0%
Interest expense	(29,579)	(0.4%)	(2,544)	(0.1%)	27,035	1062.7%
Other income, net	357,430	5.3%	(36,836)	(1.0%)	394,266	1070.3%
Income (loss) before income taxes	872,645	13.0%	(2,618,840)	(74.0%)	3,491,485	133.3%
Income tax provision (benefit)	7,600	0.1%	(403,030)	(11.4%)	410,630	101.9%
Net income (loss)	$865,045	12.9%	$(2,215,810)	(62.6%)	$3,080,855	139.0%

•	Consolidated revenues increased $932,253, or 45.9%, to $2,961,965 for the three months ended November 30, 2021, as compared to $2,029,712 for the three months ended November 30, 2020. Consolidated revenues increased $3,183,943, or 90.0%, to $6,721,140 for the six months ended November 30, 2021, as compared to $3,537,197 for the six months ended November 30, 2020. The increase was driven by the Ice Cream Segment, which generated revenues of $1,979,616 and $4,935,371 for the three and six months ended November 30, 2021, respectively, accounting for 66.8% and 73.4% of total revenue for the three and six month periods.

•	Gross margin increased to 54.7% for the three months ended November 30, 2021, as compared to the three months ended November 30, 2020 of 47.4%. Gross margin increased to 58.2%, for the six months ended November 30, 2021, as compared to the six months ended November 30, 2020 of 44.4%. The Company’s gross margin was driven by improved performance in the Ice Cream Segment due to higher factory utilization and production efficiencies, as well as a product mix shift in Measurement Segment.

•	Operating expenses increased $783,335, or 25.2%, to $3,892,728 for the three months ended November 30, 2021, as compared to $3,109,393 for the three months ended November 30, 2020. Operating expenses increased $3,213,816, or 60.2%, to $8,552,545 for the six months ended November 30, 2021, as compared to $5,338,729 for the six months ended November 30, 2020. The increase was primarily due to the inclusion of the Ample Hills business, acquired in July 2020.

•	Net income was $2,482,849, or $0.65, per fully diluted share, for the three months ended November 30, 2021, as compared to net loss of ($2,366,469), or ($0.63), per fully diluted share, for the three months ended November 30, 2020. Net income was $865,045, or $0.23, per fully diluted share, for the six months ended November 30, 2021, as compared to net loss of ($2,215,810), or ($0.59), per fully diluted share, for the six months ended November 30, 2020.

•	Capital expenditures for the six months ended November 30, 2021 were $194,429 as compared to $258,371 during the six months ended November 30, 2020. During the six months ended November 30, 2021, an additional $111,798 was invested in the new Ample Hills Prospect Park West retail location that opened May 28, 2021. The remaining $82,631 was the result of expenditures on equipment upgrades at the Company’s Red Hook factory in Brooklyn, New York.

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

Measurement Segment revenue increased $111,626, or 12.8%, to $982,349 for the three months ended November 30, 2021, as compared to $870,723 for the three months ended November 30, 2020. Measurement Segment revenue decreased $91,019, or 4.8%, to $1,785,769 for the six months ended November 30, 2021, as compared to $1,876,788 for the six months ended November 30, 2020. For the three months ended November 30, 2021, the increase is primarily driven by an increase in Acuity and Xact product revenue of $119,208 and $25,638, respectively, offset by a decrease in Xact monitoring revenue of $28,625, or 6.8%. For the six months ended November 30, 2021, the decrease is primarily driven by a decrease in Xact product revenue and Xact monitoring revenue of $97,438 and $16,372, respectively, offset by an increase in other revenue and Acuity revenue of $13,806 and $8,985, respectively.

Revenue by product line for the Measurement Segment for the three months ended November 30, 2021 and November 30, 2020, respectively, were as follows:

	Three Months Ended November 30,		YoY Change
	2021	2020	$	%
Acuity revenue	$456,533	$337,325	$119,208	35.3%
Xact - product revenue	120,051	94,413	25,638	27.2%
Xact - monitoring revenue	391,508	420,133	(28,625)	(6.8%)
Other	14,257	18,852	(4,595)	(24.4%)
Total Measurement Segment revenue	$982,349	$870,723	$111,626	12.8%

Revenue by product line for the Measurement Segment for the six months ended November 30, 2021 and November 30, 2020, respectively, were as follows:

	Six Months Ended November 30,		YoY Change
	2021	2020	$	%
Acuity revenue	$712,658	$703,673	$8,985	1.3%
Xact - product revenue	209,968	307,406	(97,438)	(31.7%)
Xact - monitoring revenue	792,198	808,570	(16,372)	(2.0%)
Other	70,945	57,139	13,806	24.2%
Total Measurement Segment revenue	$1,785,769	$1,876,788	$(91,019)	(4.8%)

Gross Margin – Ice Cream Segment gross margin for the three months ended November 30, 2021 increased to 55.8%, as compared to 40.4% for the three months ended November 30, 2020. Ice Cream Segment gross margin for the six months ended November 30, 2021 increased to 61.6%, as compared to 41.0% for the six months ended November 30, 2020. The Ice Cream Segment’s improved performance was driven by improved factory utilization, yield and a seasonal increase in higher margin retail sales.

Measurement Segment gross margin for the three months ended November 30, 2021 decreased to 52.6%, as compared to 56.8% for the three months ended November 30, 2020. Measurement Segment gross margin for the six months ended November 30, 2021 increased to 48.8% as compared to 47.4% for the six months ended November 30, 2020. Measurement Segment’s improved margin was the driven by a higher percentage of Xact Monitoring revenue.

Operating Expenses – Operating expenses increased $783,335, or 25.2%, to $3,892,728 for the three months ended November 30, 2021, as compared to $3,109,393 for the three months ended November 30, 2020. Operating expenses increased $3,213,816 or 60.2%, to $8,552,545 for the six months ended November 30, 2021, as compared to $5,338,729 for the six months ended November 30, 2020. The increase was primarily due to the inclusion of the Ample Hills business, acquired in July 2020.

Ice Cream Segment operating expenses increased $631,278 or 28.6%, to $2,836,474 for the three months ended November 30, 2021, as compared to $2,205,196 for the three months ended November 30, 2020. Ice Cream Segment operating expenses increased $3,019,255, or 89.3%, to $6,400,743 for the six months ended November 30, 2021, as compared to $3,381,488 for the six months ended November 30, 2020.

Measurement Segment operating expenses increased $152,057, or 16.8%, to $1,056,254 for the three months ended November 30, 2021, as compared to $904,197 for the three months ended November 30, 2020. Measurement Segment operating expenses increased $194,561, or 9.9%, to $2,151,802 for the six months ended November 30, 2021, as compared to $1,957,241 for the six months ended November 30, 2020. The operating expense increase was driven by higher corporate administrative costs supporting the Measurement businesses, as well as higher professional fees.

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

Other Income (Expense), Net - Other income, net primarily consists of rental income, interest income and other income (expense). Other income was $173,274 for the three months ended November 30, 2021, as compared to other income (expense) of ($134,164) for the three months ended November 30, 2020. Other income (expense), net was $357,430 for the six months ended November 30, 2021, as compared to ($36,836) for the six months ended November 30, 2020.

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

Net Income (Loss) - Net income was $2,482,849, or $0.65, per fully diluted share, for the three months ended November 30, 2021, as compared to net loss of ($2,366,469), or ($0.63), per fully diluted share, for the three months ended November 30, 2020. Net income was $865,045, or $0.23, per fully diluted share, for the six months ended November 30, 2021, as compared to net loss of ($2,215,810), or ($0.59), per fully diluted share, for the six months ended November 30, 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased $262,606 to $3,210,559 as of November 30, 2021, as compared to $2,947,953 as of May 31, 2021.

Net cash used in operating activities was $4,327,887 during the six months ended November 30, 2021, as compared to net cash used in operating activities of $2,783,686 during the six months ended November 30, 2020. The net cash used in operating activities was primarily driven by a gain on disposal of property and equipment of $4,598,095, forgiveness of part of the First Draw PPP Loan received through the Paycheck Protection Program (“PPP”) totaling $588,534, an increase in rent, utility deposits and ERP deposits of $289,965, an increase in inventories of $277,135, and an increase in accounts receivable, net of $230,540. These uses of cash were offset by net income of $865,045, depreciation and amortization of $294,597, non-cash lease costs of $159,248, an increase in accrued liabilities and customer deposits of $114,906, stock-based compensation of $69,369, an increase in accounts payable of $74,152, a decrease in prepaid expenses of $64,136 and an increase in income taxes receivable of $14,929.

Net cash provided by investing activities was $4,603,495 for the six months ended November 30, 2021, as compared to net cash used in investing activities of $1,969,498 for the six months ended November 30, 2020. The net cash provided by investing activities for the six months ended November 30, 2021 is driven by proceeds from the sale of property and equipment of $4,797,924, offset partially by purchases of property and equipment of $194,429. The net cash used in investing activities for the six months ended November 30, 2020 was the result of the acquisition of Ample Hills and associated cure costs totaling $1,711,127, in addition to purchases of property and equipment totaling $258,371.

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

In addition to the previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2021, management identified errors related to the accounting treatment of certain general and administrative expenses that were excluded from the statement of operations, as well as the improper recognition of certain deposits acquired in connection with the acquisition of Ample Hills that, when considered in the aggregate, required a restatement of the unaudited consolidated financial statements as of and for the three and six months ended November 30, 2021. Refer to Note 2 of “Restatement Of Previously Issued Condensed Consolidated Financial Statements” for further discussion surrounding the restatement.

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

Other than the material weakness discussed above, including those described in the Remediation of Material Weakness section above, there has been no change in the Company's internal control over financial reporting that occurred during the Company's quarter ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes, other than as described below, from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021. In addition, please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021, and the disclosure relating to material weaknesses due to deficiencies in the design of internal controls under  Item 4. Controls and Procedures of this Form 10-Q/A for the three and six months ended November 30, 2021, for a listing of factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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