Form 10-Q/A
period 2022-02-28
SCHMITT INDUSTRIES INC
filed 2022-10-12
CIK 922612

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

EXPLANATORY NOTE

On September 20, 2022, Schmitt Industries, Inc. (the “Company”, “we”, “our” or “us”) filed a Current Report on Form 8-K disclosing that the Company determined that our previously issued financial statements contained in our Quarterly Reports on Form 10-Q for the periods ended August 31, 2021, November 30, 2021, and February 28, 2022 should no longer be relied upon due to the ineffective application of cut-off procedures resulting primarily in the exclusion of certain general and administrative expenses from the statement of operations in the Company’s unaudited interim condensed consolidated financial statements during the fiscal year ended May 31, 2022. For additional information, please refer to certain Form 8-K, filed on September 20, 2022.

Background of Restatement

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of errors in the previously issued unaudited interim condensed consolidated financial statements as of and for the three and nine months ended February 28, 2022 related to the Company’s accounting treatment of certain liabilities and expenses incurred that the Company failed to accrue for within the proper reporting period.

For the convenience of the reader, we have included all items in this Form 10 Q/A which supersedes in its entirety the Original Form 10-Q.

The following sections in the Original Filing have been revised in this Form 10 Q/A to reflect the restatement:

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

Internal Control Considerations

In connection with the restatement, the Audit Committee concluded, with concurrence of management, that there were additional deficiencies in our internal control over financial reporting that constituted additional material weaknesses as of February 28, 2022. For a discussion of management's consideration of our disclosure controls and procedures and the material weaknesses identified, See Part I, Item 4, Controls and Procedures of this Form 10-Q/A.

SCHMITT INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

     SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2022 (As Restated)	May 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,999,241	$4,032,690
Accounts receivable, net	936,809	1,154,645
Inventories, net	2,197,556	1,553,310
Prepaid expenses	31,726	198,345
Income taxes receivable	16,380	18,057
Total current assets	5,181,712	6,957,047
Leasehold assets	11,423,035	10,448,486
Property and equipment, net	2,311,940	2,824,017
Property and equipment held for sale, net	433,410	174,847
Leasehold, utilities and ERP deposits	901,129	431,808
Other assets
Intangible assets, net	242,088	337,725
TOTAL ASSETS	$20,493,314	$21,173,930

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$546,711	$583,750
Accrued commissions	55,550	60,614
Accrued payroll liabilities	505,248	527,608
Accrued liabilities	328,994	465,146
Customer deposits and prepayments	112,791	93,364
Other accrued liabilities	1,016,918	694,590
Current portion of long-term lease liabilities	1,417,386	1,042,331
Current portion of long-term debt	472,431	541,691
Total current liabilities	4,456,029	4,009,094
Long-term debt, net current portion	1,527,569	3,253,389
Long-term leasehold liabilities, net current portion	10,833,399	10,141,864
Total liabilities	16,816,997	17,404,347
Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized, 4,236,821 and 3,818,770 shares issued and outstanding at February 28, 2022, respectively; and 4,204,553 and 3,786,502 shares issued and outstanding at May 31, 2021, respectively	12,318,375	12,223,359
Accumulated deficit	(8,642,058)	(8,453,776)
Total stockholders’ equity	3,676,317	3,769,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,493,314	$21,173,930

See accompanying notes to condensed consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

	Three Months Ended February 28,		Nine Months Ended February 28,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Net sales	$1,848,913	$1,668,444	$8,570,053	$5,205,641
Cost of revenue	1,029,221	837,254	3,839,651	2,804,694
Gross profit	819,692	831,190	4,730,402	2,400,947
Operating expenses
Selling, general and administrative	3,352,829	3,313,918	11,890,526	8,492,150
Transaction costs	—	—	—	125,167
Research and development	13,271	21,732	28,116	57,062
Total operating expenses	3,366,100	3,335,650	11,918,642	8,674,379
Operating loss	(2,546,408)	(2,504,460)	(7,188,240)	(6,273,432)
Bargain purchase gain	—	(2,277)	—	1,187,235
Gain on sale of property and equipment	—	—	4,598,095	—
Forgiveness of PPP loan	1,471,292	—	2,059,826	—
Interest expense	(8,232)	(5,400)	(37,811)	(12,854)
Other income, net	38,286	90,703	395,716	58,777
Loss before income taxes	(1,045,062)	(2,421,434)	(172,414)	(5,040,274)
Income tax provision (benefit)	8,268	(1,637)	15,868	(404,667)
Net loss	$(1,053,330)	$(2,419,797)	$(188,282)	$(4,635,607)

Net loss per common share
Basic	$(0.28)	$(0.64)	$(0.05)	$(1.23)
Weighted-average number of common shares, basic	3,788,315	3,764,536	3,790,022	3,759,369
Diluted	$(0.28)	$(0.64)	$(0.05)	$(1.23)
Weighted-average number of common shares, diluted	3,788,315	3,764,536	3,813,675	3,759,369

See accompanying notes to condensed consolidated financial statements.

     SCHMITT INDUSTRIES, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2022, AND FEBRUARY 28, 2021

	Nine Months Ended February 28,
	2022 (As Restated)	2021
Cash flows relating to operating activities
Net loss	$(188,282)	$(4,635,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	—	(1,187,235)
Forgiveness of Paycheck Protection Program loan	(2,059,826)	—
Depreciation and amortization	401,448	307,732
Gain on sale of property and equipment	(4,598,095)	—
Stock-based compensation	95,016	163,493
Deferred income taxes	—	(406,304)
Non-cash lease costs	92,042	596,188
(Increase) decrease in:
Accounts receivable, net	217,836	(381,945)
Inventories, net	(644,246)	(313,012)
Prepaid expenses	166,619	(39,253)
Deposits on capital improvements to factory	—	(417,794)
Rent, utility deposits and ERP deposits	(469,321)	(173,294)
Increase (decrease) in:
Accounts payable	(37,039)	476,589
Accrued liabilities and customer deposits	180,126	352,537
Net cash used in operating activities	$(6,843,722)	$(5,657,905)

Cash flows relating to investing activities
Acquisition of Ample Hills	$—	$(1,713,404)
Purchases of property and equipment	(252,127)	(510,321)
Proceeds from the sale of property and equipment	4,797,924	35,500
Net cash provided by (used in) investing activities	$4,545,797	$(2,188,225)

Cash flows relating to financing activities
Proceeds from Paycheck Protection Program, net of repayment	$264,476	$1,795,080
Payments on short-term borrowing	—	(48,625)
Repurchase of common stock	—	(300,492)
Net cash provided by financing activities	$264,476	$1,445,963
Decrease in cash and cash equivalents	(2,033,449)	(6,400,167)
Cash and cash equivalents, beginning of period	4,032,690	10,566,531
Cash and cash equivalents, end of period	$1,999,241	$4,166,364
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$19,200	$80,600
Cash paid for interest	$63	$616

See accompanying notes to condensed consolidated financial statements.

     SCHMITT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

	Shares	Amount	Accumulated Deficit	Total
Balance, May 31, 2021	3,786,502	$12,223,359	$(8,453,776)	$3,769,583
Shares issued to directors, officers and others upon vesting of RSUs	32,268	—	—	—
Stock-based compensation	—	95,016	—	95,016
Net loss (As Restated)	—	—	(188,282)	(188,282)
Balance, February 28, 2022 (As Restated)	3,818,770	$12,318,375	$(8,642,058)	$3,676,317

	Shares	Amount	Accumulated Deficit	Total
Balance, May 31, 2020	3,784,554	$12,257,306	$(364,104)	$11,893,202
Share repurchases	(72,101)	(234,517)	—	(234,517)
Shares issued to directors and officers upon vesting of RSUs	77,281	—	—	—
Stock-based compensation	—	163,493	—	163,493
Repurchase of restricted stock units	(14,400)	(65,975)	—	(65,975)
Net loss	—	—	(4,635,607)	(4,635,607)
Balance, February 28, 2021	3,775,334	$12,120,307	$(4,999,711)	$7,120,596

See accompanying notes to condensed consolidated financial statements.

      SCHMITT INDUSTRIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of Schmitt Industries, Inc. (the “Company”, “Schmitt”, “we” or “our”), the accompanying unaudited interim condensed consolidated financial statements, (collectively hereinafter the “consolidated financial statements”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of February 28, 2022 and its results of operations and its cash flows for the periods presented. The consolidated balance sheet at May 31, 2021 has been derived from the Annual Report on Form 10-K for the fiscal year ended May 31, 2021. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending May 31, 2022.

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

New Accounting Standards

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board (“FASB”) on the Company’s financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021. There were no new material accounting standards issued in the nine months ended February 28, 2022 that impacted the Company.

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

The Company owned a two story 35,050 sq. foot building in an industrial zone that was listed for sale in December 2020. On November 10, 2021, the Company sold the building located at 2451 NW 28th Avenue, Portland, OR 97210 for $5,100,000 with net proceeds of $4,753,724. The Company recorded a gain on sale of property and equipment totaling $4,598,095 on its consolidated statement of operations. Assets held for sale as of May 31, 2021 are associated with this property, and therefore, not included in assets held for sale as of February 28, 2022. The Company previously leased this property to two lessees, as described further in Note 6 – Leases. As such, this lease has been terminated as of February 28, 2022.

The Company owns two industrial office buildings totaling 11,667 sq. feet located at 2765 NW Nicolai Street, Portland, OR 97210 that were listed for sale in November 2021. Assets held for sale as of February 28, 2022 are associated with these properties. The Company currently occupies part of this property and leases a portion to a third party, as described further in Note 6 – Leases. A potential sale transaction would be structured as a sale-leaseback, as the Company occupies approximately 75% of the buildings.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed on Form 8-K filed on September 20, 2022, the Company determined that the Company’s previously issued condensed consolidated financial statements for the period ended February 28, 2022 should no longer be relied upon due to errors in such condensed consolidated financial statements related to certain liabilities and expenses incurred that the Company failed to accrue for within the proper reporting periods, resulting primarily in the exclusion of certain general and administrative expenses from the statement of operations in the condensed consolidated financial statements.

The following errors were identified as part of the restatement:

A.	The Company discovered expenses and liabilities incurred during the three- and nine- month period ended February 28, 2022, that it failed to accrue for properly. The additional expenses are primarily related to unpaid and unrecorded utility charges, professional fees and other operating expenses.

B.	The Company discovered that it did not properly record approximately $72,000 in leasehold security deposits that it acquired from Ample Hills in the Transactions in fiscal year ended May 31, 2021. The Company determined that the error was immaterial to the prior year and has recorded this transaction as of August 31, 2021 as an out of period adjustment.

The following reflects the restatement adjustments recorded in connection with the Company’s restatement of its condensed consolidated financial statements:

Balance Sheet	As of February 28, 2022
	As previously reported	Total Adjustments	As Restated	Reference
ASSETS
Current Assets
Cash and cash equivalents	$1,999,241	$—	$1,999,241
Accounts receivable, net	936,809	—	936,809
Inventories, net	2,191,844	5,712	2,197,556	A
Prepaid expenses	30,867	859	31,726	A
Income tax receivable	17,730	(1,350)	16,380	A
Total current assets	5,176,491	5,221	5,181,712	A
Leasehold assets	11,423,035	—	11,423,035
Property and equipment, net	2,248,500	63,440	2,311,940	A
Property and equipment held for sale, net	433,410	—	433,410
Leasehold, utilities, and ERP deposits	829,001	72,128	901,129	B
Other assets
Intangible assets, net	242,088	—	242,088
Total Assets	$20,352,525	$140,789	$20,493,314	A, B

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$555,974	$(9,263)	$546,711	A
Accrued commissions	59,208	(3,658)	55,550	A
Accrued payroll liabilities	505,248	—	505,248
Accrued liabilities	329,492	(498)	328,994	A
Customer deposits and prepayments	112,791	—	112,791
Other accrued liabilities	424,799	592,119	1,016,918	A
Current portion of long-term lease liabilities	1,417,386	—	1,417,386
Current portion of long-term debt	472,431	—	472,431
Total current liabilities	3,877,329	578,700	4,456,029	A
Long-term debt, net of current portion	1,527,569	—	1,527,569
Long-term leasehold liabilities, net of current portion	10,833,399	—	10,833,399
Total liabilities	16,238,297	578,700	16,816,997	A
Total stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 4,236,821 and 3,818,770 shares issued and outstanding at February 28, 2022, respectively	12,318,375	—	12,318,375
Accumulated deficit	(8,204,147)	(437,911)	(8,642,058)	A,B
Total stockholders' equity	4,114,228	(437,911)	3,676,317	A,B
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,352,525	$140,789	$20,493,314	A,B

Statement of Operations	For the three months ended February 28, 2022
	As previously reported	Total Adjustments	As Restated	Reference
Net sales	$1,848,913	$—	$1,848,913
Cost of revenue	912,076	117,145	1,029,221	A
Gross profit	936,837	(117,145)	819,692	A
Selling, general and administrative	3,312,388	40,441	3,352,829	A
Research and development	10,771	2,500	13,271	A
Total operating expenses	3,323,159	42,941	3,366,100	A
Operating loss	(2,386,322)	(160,086)	(2,546,408)	A
Forgiveness of PPP loans	1,471,292	—	1,471,292
Interest expense	(8,232)	—	(8,232)
Other income, net	38,286	—	38,286	A
Loss before income taxes	(884,976)	(160,086)	(1,045,062)	A
Income tax provision from continuing operations	8,268	—	8,268
Net loss	$(893,244)	$(160,086)	$(1,053,330)	A
Net loss per common share:
Basic	$(0.24)	$(0.04)	$(0.28)	A
Weighted average number of common shares, basic	3,788,315	—	3,788,315
Diluted	$(0.24)	$(0.04)	$(0.28)	A
Weighted average number of common shares, diluted	3,788,315	—	3,788,315

	For the nine months ended February 28, 2022
	As previously reported	Total Adjustments	As Restated	Reference
Net Sales	$8,570,053	$—	$8,570,053
Cost of revenue	3,618,925	220,726	3,839,651	A
Gross profit	4,951,128	(220,726)	4,730,402	A
Selling, general and administrative	11,604,964	285,562	11,890,526	A
Research and development	25,616	2,500	28,116	A
Total operating expenses	11,630,580	288,062	11,918,642	A
Operating loss	(6,679,452)	(508,788)	(7,188,240)	A
Gain on sale of property and equipment	4,598,095	—	4,598,095
Forgiveness of PPP loans	2,059,826	—	2,059,826
Interest expense	(37,811)	—	(37,811)
Other income, net	323,589	72,127	395,716	B
Income (loss) before income taxes	264,247	(436,661)	(172,414)	A, B
Income tax provision from continuing operations	14,618	1,250	15,868	A
Net income (loss)	$249,629	$(437,911)	$(188,282)	A, B
Net income (loss) per common share
Basic	$0.07	$(0.12)	$(0.05)	A, B
Weighted average number of common shares, basic	3,790,022	—	3,790,022
Diluted	$0.07	$(0.12)	$(0.05)	A, B
Weighted average number of common shares, diluted	3,813,675	—	3,813,675

Statement of Cash Flows	For the nine months ended February 28, 2022
	As previously reported	Total Adjustments	As Restated	Reference
Cash flows relating to operating activities
Net income (loss)	$249,629	$(437,911)	$(188,282)	A, B
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Forgiveness of PPP Loan	(2,059,826)	—	(2,059,826)
Depreciation and amortization	401,448	—	401,448
Gain on disposal of property and equipment	(4,598,095)	—	(4,598,095)
Stock-based compensation	95,016	—	95,016
Non-cash lease costs	92,042	—	92,042
(Increase) decrease in:
Accounts receivable, net	217,836	—	217,836
Inventories, net	(638,534)	(5,712)	(644,246)	A
Prepaid expenses	167,478	(859)	166,619	A
Rent, Utility Deposits, & ERP Deposits	(397,193)	(72,128)	(469,321)	A, B
(Increase) decrease in:
Accounts payable	(27,776)	(9,263)	(37,039)	A
Accrued liabilities and customer deposits	(409,187)	589,313	180,126	A
Net cash used in operating activities	$(6,907,162)	$63,440	$(6,843,722)	A, B
Cash flows relating to investing activities
Purchases of property and equipment	$(188,687)	$(63,440)	$(252,127)	A
Proceeds from the sale of property and equipment	4,797,924	—	4,797,924
Net cash provided by investing activities	$4,609,237	$(63,440)	$4,545,797	A
Cash flows relating to financing activities
Proceeds from Paycheck Protection Program	$264,476	$—	$264,476
Net cash provided by financing activities	$264,476	$—	$264,476
Decrease in cash and cash equivalents	$(2,033,449)	$—	$(2,033,449)
Cash and cash equivalents, beginning of period	4,032,690	—	4,032,690
Cash and cash equivalents, end of period	$1,999,241	$—	$1,999,241
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$19,200	$—	$19,200
Cash paid during the period for interest	$63	$—	$63

Segment Information-Ice Cream	For the three months ended February 28, 2022
	As previously reported	Total Adjustments	As Restated	Reference
Revenue, net	$972,920	$—	$972,920
Gross Margin	$389,710	$(76,317)	$313,393	A
Gross Margin %	40.1%	(7.8%)	32.2%	A
Operating loss	$(1,837,593)	$(152,414)	$(1,990,007)	A
Depreciation expense	$70,761	$—	$70,761
Amortization expense	$5,734	$—	$5,734
Capital expenditures	$10,200	$48,932	$59,132	A

	For the nine months ended February 28, 2022
	As previously reported	Total Adjustments	As Restated	Reference
Revenue, net	$5,908,291	$—	$5,908,291
Gross Margin	$3,527,555	$(173,840)	$3,353,715	A
Gross Margin %	59.7%	(2.9%)	56.8%	A
Operating loss	$(4,975,684)	$(374,742)	$(5,350,426)	A
Depreciation expense	$285,400	$—	$285,400
Amortization expense	$17,200	$—	$17,200
Capital expenditures	$188,687	$61,653	$250,340	A

Segment Information-Measurement	For the three months ended February 28, 2022
	As previously reported	Total Adjustments	As Restated	Reference
Revenue, net	$875,993	$—	$875,993
Gross Margin	$547,127	$(40,828)	$506,299	A
Gross Margin %	62.5%	(4.7%)	57.8%	A
Operating loss	$(548,729)	$(7,672)	$(556,401)	A
Depreciation expense	$4,211	$—	$4,211
Amortization expense	$26,145	$—	$26,145
Capital expenditures	$—	$1,787	$1,787	A

	For the nine months ended February 28, 2022
	As previously reported	Total Adjustments	As Restated	Reference
Revenue, net	$2,661,762	$—	$2,661,762
Gross Margin	$1,423,573	$(46,886)	$1,376,687	A
Gross Margin %	53.5%	(1.8%)	51.7%	A
Operating loss	$(1,703,768)	$(134,046)	$(1,837,814)	A
Depreciation expense	$20,411	$—	$20,411
Amortization expense	$78,437	$—	$78,437
Capital expenditures	$—	$1,787	$1,787	A

Segment Information- Assets	As of February 28, 2022
	As previously reported	Total Adjustments	As Restated	Reference
Ice Cream Segment	$7,911,579	$139,493	$8,051,072	A, B
Measurement Segment	2,521,490	1,296	2,522,786	A
Corporate assets	9,919,456	—	9,919,456
Total Assets	$20,352,525	$140,789	$20,493,314	A, B

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

Ample Hills was a privately held company that was acquired out of bankruptcy. Management has performed a thorough evaluation of the pre-bankruptcy books and found the records to not be auditable. Therefore, management engaged a third-party consultant to assist in evaluating alternative means by which to provide historic financial data in future periods.

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

During the three and nine months ended February 28, 2022, total restricted stock-compensation expense recognized was $25,647 and $95,016, respectively, and has been recorded as selling, general and administrative expense in the consolidated statements of operations. The remaining stock-compensation expense to be recognized in future periods for non-vested RSUs with a time-vesting condition is $30,424.

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

NOTE 6 – LEASES

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

On October 1, 2020, the Company entered into the “Humboldt Lease, whereby Humboldt Street Collective, LLC (“Humboldt”) will lease the Company's building located at 2765 NW Nicolai Street, Portland, OR 97210 for a monthly fee of $3,185 for a term of 62 months. This lease arrangement been accounted for pursuant to Topic 842. The Company presents property revenues as other income. Minimum future lease payments receivable are as follows:

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

The Company’s weighted-average remaining lease term and discount rates under operating leases that have commenced as of February 28, 2022 were as follows:

as of February 28, 2022
Weighted-average remaining lease term (years)	8.94
Weighted-average discount rate	3.87%

NOTE 7 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consisted of the following:

	February 28, 2022 (As Restated)	May 31, 2021
Land	$—	$159,000
Buildings and improvements	1,506,107	2,989,140
Furniture, fixtures and equipment	1,871,580	1,788,784
Total property and equipment	3,377,687	4,936,924
Less: accumulated depreciation	(1,065,747)	(2,112,907)
Total property and equipment, net	$2,311,940	$2,824,017

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

The Company had two customers who accounted for 23% and 12%, respectively, of accounts receivable, net as of February 28, 2022, and one customer who accounted for 21% of accounts receivable, net as of February 28, 2021.

NOTE 9 – ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable, net consisted of the following:

	February 28,	May 31,
	2022	2021
Accounts receivable	$1,034,729	$1,252,968
Less: allowance for doubtful accounts	(97,920)	(98,323)
Accounts receivable, net	$936,809	$1,154,645

NOTE 10 – INVENTORIES, NET

The Company’s inventories, net consisted of the following:

	February 28, 2022 (As Restated)	May 31, 2021
Raw materials	$1,217,338	$901,464
Work-in-process	45,561	35,160
Finished goods	1,035,436	731,826
Total inventories	2,298,335	1,668,450
Less: inventory reserves	(100,779)	(115,140)
Inventories, net	$2,197,556	$1,553,310

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

The following table present the activity for the three months ended February 28, 2022 and 2021:

	Three Months Ended February 28,
	2022 (As Restated)		2021
	Ice Cream	Measurement	Ice Cream	Measurement
Revenue, net	$972,920	$875,993	$621,730	$1,046,714
Gross margin	$313,393	$506,299	$263,355	$567,834
Gross margin %	32.2%	57.8%	42.4%	54.2%
Operating loss	$(1,990,007)	$(556,401)	$(2,200,003)	$(304,458)
Depreciation expense	$70,761	$4,211	$82,480	$10,588
Amortization expense	$5,734	$26,145	$6,017	$21,562
Capital expenditures	$59,132	$1,787	$249,012	$2,938

The following table present the activity for the nine months ended February 28, 2022 and 2021:

	Nine Months Ended February 28,
	2022 (As Restated)		2021
	Ice Cream	Measurement	Ice Cream	Measurement
Revenue, net	$5,908,291	$2,661,762	$2,282,139	$2,923,502
Gross margin	$3,353,715	$1,376,687	$944,493	$1,456,454
Gross margin %	56.8%	51.7%	41.4%	49.8%
Operating loss	$(5,350,426)	$(1,837,814)	$(4,901,933)	$(1,371,500)
Depreciation expense	$285,400	$20,411	$176,966	$40,868
Amortization expense	$17,200	$78,437	$16,045	$73,853
Capital expenditures	$250,340	$1,787	$481,063	$29,258

Segment Assets

	February 28, 2022 (As Restated)	May 31, 2021
Segment assets to total assets
Ice Cream Segment	$8,051,072	$10,713,832
Measurement Segment	2,522,786	2,565,701
Corporate assets	9,919,456	7,894,397
Total assets	$20,493,314	$21,173,930

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

The Company received three PPP loans during the fiscal year ended May 31, 2021, two of which were forgiven during the nine months ended February 28, 2022. The remaining PPP loan is as follows:

	Loan Amount	Issuance Date	Maturity Period	Interest Rate

Second Draw PPP Loan (Ample Hills)	$2,000,000	April 6, 2021	5 years	1.0%
Total PPP Loan Balance	$2,000,000

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

NOTE 16 - SUBSEQUENT EVENTS

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

-	Ice Cream Segment. Through our wholly owned subsidiary, Ample Hills Acquisition, LLC, the Ice Cream Segment manufactures, wholesales, and retails ice cream and related products through a network of 11 individual retail locations located in New York, New Jersey and California.

-	Measurement Segment. Through its wholly owned subsidiary Schmitt Measurement Systems, Inc., the Measurement Segment manufactures and sells products in two core product lines, Acuity® and Xact®.

-	Acuity® sells products, solutions and services that includes laser and white light sensor distance, measurement and dimensional sizing products.

-	Xact® product line includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the Internet of Things ("IoT") environment. The Xact products measure the fill levels of tanks holding propane, diesel and other tank-based liquids and the related monitoring services, which includes transmission of fill data from the tanks via satellite to a secure website for display.

The accompanying unaudited financial information should be read in conjunction with our Annual Report on Form 10-K filed on August 31, 2021.

Highlights of the Three Months Ended February 28, 2022 and February 28, 2021

	Three Months Ended February 28,				YoY Change
	2022	%	2021	%	$	%
Ice Cream Segment revenues	$972,920	52.6%	$621,730	37.3%	$351,190	56.5%
Measurement Segment revenues	875,993	47.4%	1,046,714	62.7%	(170,721)	(16.3%)
Total revenue, net	1,848,913	100.0%	1,668,444	100.0%	180,469	10.8%
Cost of sales	1,029,221	55.7%	837,254	50.2%	191,967	22.9%
Gross profit	819,692	44.3%	831,190	49.8%	(11,498)	(1.4%)
Selling, general and administrative	3,352,829	181.3%	3,313,918	198.6%	38,911	1.2%
Research & development	13,271	0.7%	21,732	1.3%	(8,461)	(38.9%)
Total operating expenses	3,366,100	182.1%	3,335,650	199.9%	30,450	0.9%
Operating loss	(2,546,408)	(137.7%)	(2,504,460)	(150.1%)	(41,948)	1.7%
Bargain purchase gain	—	—%	(2,277)	(0.1%)	2,277	100.0%
Forgiveness of PPP loans	1,471,292	79.6%	—	—	1,471,292	100.0%
Interest expense	(8,232)	(0.4%)	(5,400)	(0.3%)	(2,832)	52.4%
Other income, net	38,286	2.1%	90,703	5.4%	(52,417)	(57.8%)
Loss before income taxes	(1,045,062)	(56.5%)	(2,421,434)	(145.1%)	1,376,372	(56.8%)
Income tax provision (benefit	8,268	0.4%	(1,637)	(0.1%)	9,905	(605.1%)
Net loss	$(1,053,330)	(57.0%)	$(2,419,797)	(145.0%)	$1,366,467	(56.5%)

Highlights of the Nine Months Ended February 28, 2022 and February 28, 2021

	Nine Months Ended February 28,			YoY Change
	2022	%	2021	%	$	%
Ice Cream Segment revenues	$5,908,291	68.9%	$2,282,139	43.8%	$3,626,152	158.9%
Measurement Segment revenues	2,661,762	31.1%	2,923,502	56.2%	(261,740)	(9.0%)
Total revenue, net	8,570,053	100.0%	5,205,641	100.0%	3,364,412	64.6%
Cost of sales	3,839,651	44.8%	2,804,694	53.9%	1,034,957	36.9%
Gross profit	4,730,402	55.2%	2,400,947	46.1%	2,329,455	97.0%
Selling, general and administrative	11,890,526	138.7%	8,492,150	163.1%	3,398,376	40.0%
Transaction costs	—	0.0%	125,167	2.4%	(125,167)	(100.0%)
Research & development	28,116	0.3%	57,062	1.1%	(28,946)	(50.7%)
Total operating expenses	11,918,642	139.1%	8,674,379	166.6%	3,244,263	37.4%
Operating loss	(7,188,240)	(83.9%)	(6,273,432)	(120.5%)	(914,808)	14.6%
Gain on sale of property and equipment	4,598,095	53.7%	—	0.0%	4,598,095	100.0%
Bargain purchase gain	—	0.0%	1,187,235	22.8%	(1,187,235)	(100.0%)
Forgiveness of PPP loan	2,059,826	24. 0%	—	0.0%	2,059,826	100.0%
Interest expense	(37,811)	(0.4%)	(12,854)	(0.2%)	(24,957)	194.2%
Other income, net	395,716	4.6%	58,777	1.1%	336,939	573.2%
Loss before income taxes	(172,414)	(2.0%)	(5,040,274)	(96.8%)	4,867,860	(96.6%)
Income tax provision (benefit)	15,868	0.2%	(404,667)	(7.8%)	420,535	(103.9%)
Net income (loss)	$(188,282)	(2.2%)	$(4,635,607)	(89.0%)	$4,447,325	(95.9%)

•	Consolidated revenues increased $180,469, or 10.8% to $1,848,913 for the three months ended February 28, 2022, as compared to $1,668,444 for the three months ended February 28, 2021. Consolidated revenues increased $3,364,412, or 64.6%, to $8,570,053 for the nine months ended February 28, 2022, as compared to $5,205,641 for the nine months ended February 28, 2021. The increase was driven by the Ice Cream Segment, which generated revenues of $972,920 and $5,908,291 for the three and nine months ended February 28, 2022, respectively, accounting for 52.6% and 68.9% of total revenue for the three and nine month periods.

•	Gross margin decreased to 44.3% for the three months ended February 28, 2022, as compared to the three months ended February 28, 2021, of 49.8%. Gross margin increased to 55.2%, for the nine months ended February 28, 2022, as compared to the nine months ended February 28, 2021, of 46.1%. The Company’s gross margin was driven by improved performance in the Ice Cream Segment due to higher factory utilization and production efficiencies, as well as a product mix shift in Measurement Segment.

•	Operating expenses increased by $30,450, or 0.9% to $3,366,100 for the three months ended February 28, 2022, as compared to $3,335,650 for the three months ended February 28, 2021. Operating expenses increased $3,244,263, or 37.4%, to $11,918,642 for the nine months ended February 28, 2022, as compared to $8,674,379 for the nine months ended February 28, 2021. The increase was primarily due to the inclusion of the Ample Hills business, acquired in July 2020.

•	Net loss was ($1,053,330), or ($0.28) per fully diluted share, for the three months ended February 28, 2022, as compared to net loss of ($2,419,797), or ($0.64) per fully diluted share, for the three months ended February 28, 2021. Net loss was ($188,282), or ($0.05). per fully diluted share, for the nine months ended February 28, 2022, as compared to net loss of ($4,635,607), or ($1.23) per fully diluted share, for the nine months ended February 28, 2021.

•	Capital expenditures for the nine months ended February 28, 2022, were $252,127 as compared to $510,321 during the nine months ended February 28, 2021. The Company’s capital expenditures are primarily related to its Ample Hills retail expansion efforts, as well as expenditures on equipment upgrades at the Company’s Red Hook factory in Brooklyn, New York.

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

Measurement Segment revenue decreased $170,721 or 16.3%, to $875,993 for the three months ended February 28, 2022, as compared to $1,046,714 for the three months ended February 28, 2021. Measurement Segment revenue decreased $261,740, or 9.0%, to $2,661,762 for the nine months ended February 28, 2022, as compared to $2,923,502 for the nine months ended February 28, 2021. For the three months ended February 28, 2022, the decrease is driven by a decrease in Acuity revenue of $106,420 and decreases in Xact product revenue and Xact monitoring revenue of $29,720 and $33,976, respectively. For the nine months ended February 28, 2022, the decrease is primarily driven by a decrease in Xact product revenue and Xact monitoring revenue of $127,156 and $50,349, respectively, as well as a decrease in Acuity revenue of $97,435.

Revenue by product line for the Measurement Segment for the three months ended February 28, 2022, and February 28, 2021, respectively, were as follows:

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

Gross Margin – Ice Cream Segment gross margin for the three months ended February 28, 2022 decreased to 32.2%, as compared to 42.4% for the three months ended February 28, 2021. Ice Cream Segment gross margin for the nine months ended February 28, 2022 increased to 56.8%, as compared to 41.4% for the nine months ended February 28, 2021. The Ice Cream Segment’s performance was driven by improved factory utilization and yield.

Measurement Segment gross margin for the three months ended February 28, 2022 increased to 57.8%, as compared to 54.2% for the three months ended February 28, 2021. Measurement Segment gross margin for the nine months ended February 28, 2022 increased to 51.7% as compared to 49.8% for the nine months ended February 28, 2021. Measurement Segment’s improved margin was driven by a higher percentage of Xact Monitoring revenue.

Operating Expenses – Ice Cream Segment operating expenses decreased $159,959, or 6.5%, to $2,303,400 for the three months ended February 28, 2022, as compared to $2,463,359 for the three months ended February 28, 2021. Ice Cream Segment operating expenses increased $2,857,714 or 48.9%, to $8,704,140 for the nine months ended February 28, 2022, as compared to $5,846,426 for the nine months ended February 28, 2021. The increase was primarily due to the inclusion of the Ample Hills business, acquired in July 2020.

Measurement Segment operating expenses increased $190,409, or 21.8%, to $1,062,701 for the three months ended February 28, 2022, as compared to $872,292 for the three months ended February 28, 2021. Measurement Segment operating expenses increased $386,549, or 13.7%, to $3,214,502 for the nine months ended February 28, 2022, as compared to $2,827,953 for the nine months ended February 28, 2021. The operating expense increase was driven by higher corporate administrative costs supporting the Measurement businesses, as well as higher professional fees.

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

Subsequent to the measurement period, the Company identified an additional $72,127 of leasehold and utility deposits that were not correctly recorded. As such, the Company has recorded and out of period adjustment August 31, 2021 related to such deposits with a corresponding increase to other income. The Company has concluded the out-of-period adjustment is not material to any of the Company’s previously issued quarterly or annual financial statements

Interest Expense – Interest expense was $8,232 for the three months ended February 28, 2022, as compared to $5,400 for the three months ended February 28, 2021. Interest expense was $37,811 for the nine months ended February 28, 2022, as compared to $12,854 for the nine months ended February 28, 2021.

Other Income, Net - Other income, net, primarily consists of rental income, interest income and other income. Other income, net was $38,286 for the three months ended February 28, 2022, as compared to other income of $90,703 for the three months ended February 28, 2021. Other income, net, was $395,716 for the nine months ended February 28, 2022, as compared to $58,777 for the nine months ended February 28, 2021.

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

Net Loss - Net loss was ($1,053,330), or ($0.28), per fully diluted share, for the three months ended February 28, 2022, as compared to net loss of ($2,419,797), or ($0.64), per fully diluted share, for the three months ended February 28, 2021. Net loss was ($188,282), or ($0.05), per fully diluted share, for the nine months ended February 28, 2022, as compared to net loss of ($4,635,607), or ($1.23), per fully diluted share, for the nine months ended February 28, 2021.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased $2,222,271 to $725,682 as of February 28, 2022, as compared to $2,947,953 as of May 31, 2021.

Net cash used in operating activities was $6,843,722 during the nine months ended February 28, 2022, as compared to net cash used in operating activities of $5,657,905 during the nine months ended February 28, 2021. The net cash used in operating activities was primarily driven by a net loss of 188,282, a gain on disposal of property and equipment of $4,598,095, an increase in inventories of $644,246, an increase in rent, utility deposits and ERP deposits of $469,321, a decrease in accounts payable of $37,039, and forgiveness of part of the First Draw PPP Loan received through the Paycheck Protection Program (“PPP”) totaling $2,059,826. These uses of cash were partially offset by depreciation and amortization of $401,448, non-cash lease costs of $92,042, stock-based compensation of $95,016, a decrease in accounts receivable, net of $217,836, an increase in accrued liabilities and customer deposits of $180,126, and a decrease in prepaid expenses of $166,619.

Net cash provided by investing activities was $4,545,797 for the nine months ended February 28, 2022, as compared to net cash used in investing activities of $2,188,225 for the nine months ended February 28, 2021. The net cash provided by investing activities for the nine months ended February 28, 2022 is driven by proceeds from the sale of property and equipment of $4,797,924, offset partially by purchases of property and equipment of $252,127. The net cash used in investing activities for the nine months ended February 28, 2021 was primarily the result of the acquisition of Ample Hills and associated cure costs totaling $1,713,404 and purchases of property and equipment totaling $510,321, partially offset by proceeds from the sale of property and equipment of $35,500.

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

In addition to the previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2021, management identified errors related to the accounting treatment of certain general and administrative expenses that were excluded from the statement of operations, as well as the improper recognition of certain deposits acquired in connection with the acquisition of Ample Hills that, when considered in the aggregate, required a restatement of the unaudited consolidated financial statements as of and for the three and nine months ended February 28, 2022. Refer to Note 2 of “Restatement of Previously Issued Condensed Consolidated Financial Statements” for further discussion surrounding the restatement.

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

Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

Part II - OTHER INFORMATION

 Item 1A. Risk Factors

There have been no material changes, other than as described below, from the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021. The risk factors set forth below supplement, and should be read together with the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021, and the disclosure relating to material weaknesses due to deficiencies in the design of internal controls under Item 4 Controls and Procedures of this Form 10-Q/A for the three and nine months ended February 28, 2022.

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