Form 10-K
period 2022-05-31
SCHMITT INDUSTRIES INC
filed 2022-10-13
CIK 922612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended: May 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of the last day of the second fiscal quarter of 2022, the aggregate market value of registrant's common stock held by non-affiliates of the registrant was $17,796,026 based upon the closing price of $5.50 reported for such date on the NASDAQ Capital Market. As of September 30, 2022, the registrant had 3,872,134 outstanding shares of common stock.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

SCHMITT INDUSTRIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MAY 31, 2022

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

Schmitt Industries Inc. (“Schmitt,” “Company,” “Registrant” and “We”) is a holding company owning subsidiaries engaged in diverse business activities. We continually assess strategic opportunities to improve shareholder value.

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

On April 14, 2022, the Company announced its intention to focus on Ample Hills as its core business. This focus will enable Schmitt to accelerate its Ample Hills growth strategy while saving costs and focusing resources on Ample Hills as the Company’s core business line. In conjunction with the focus on Ample Hills, the Company announced a strategic review of its Schmitt Measurement Systems ("SMS") business lines based in Portland, Oregon.

The Company was originally incorporated under the laws of British Columbia, Canada, in 1984 and was reincorporated under the laws of the State of Oregon in 1995. Schmitt is an ISO 9001 certified company. Schmitt trades on the Nasdaq Composite Index (the “NASDAQ”) under the ticker “SMIT.” Schmitt Industries and Ample Hills, collectively, are referred to as the “Company,” “Schmitt,” “we” or “our” throughout this document.

Schmitt’s operating businesses include propane tank monitoring solutions, precision measurement solutions and ice cream production and sales through the retail, wholesale, and e-commerce channels. The Company operates as two reportable segments: the Measurement Segment and the Ice Cream Segment, which is comprised of Ample Hills.

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

Ample Hills revenues are generated through the sale of the Company’s ice cream products at retail locations in New York, New Jersey and California, as well e-commerce and wholesale sales. The Company’s ice cream manufacturing is conducted in its Brooklyn, New York factory.

Products and Services

The Company manufactures, wholesales and retails ice cream and related products. The factory produces ice cream for its retail, wholesale, and e-commerce customers. The Company also utilizes available capacity to manufacture ice cream for third parties through co-packing arrangements.

Customers and Markets

The Company sells its ice cream wholesale to a network of resellers, primarily located in the New York metropolitan area and throughout the northeast. The Company is actively expanding its wholesale footprint into other geographic regions. Additionally, customers nationwide can purchase products for home delivery through the Company’s website. These wholesale and e-commerce sales are facilitated through the Company’s Brooklyn, New York production facility and at third party distribution centers located in Harrisburg, Pennsylvania and Reno, Nevada. Additionally, the Company operates a network of retail locations throughout New York, New Jersey and California where customers can purchase the Company’s ice cream and ice cream-related products. In July 2022, the Company opened its twelfth retail ice cream shop, located on the Upper West Side of Manhattan, New York. In September 2022, the Company opened its thirteenth retail ice cream shop, located in Long Island City, Queens, New York. The Company has signed leases for future retail shops at Greenwich Village, New York, and Beverly Hills and Pasadena, California.

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

Manufacturing

The Company is the first company to pasteurize on-site in New York City and is a registered dairy plant. All of the Company’s products are manufactured in its 15,000 square foot Red Hook Factory production facility. The Company chooses the finest products to manufacture their end products and pasteurizes the milk, cream, sugar and eggs on-site.

Proprietary Technology

Ample Hills produces ice cream from scratch and by hand at the Company’s 15,000 square foot Red Hook Factory in Brooklyn, New York. The Company made ice cream history as the first to pasteurize on-site in New York City, which registered the plant as a dairy plant and earned the nickname of “Brooklyn’s freshest.” In addition, the Company bakes its mix-ins for the ice cream and controls every step of the process to create its ice creams in-house using its proprietary technology. The Company has 15 wholesale proprietary recipes and 55 retail proprietary recipes, which were valued at $146,739 and recorded as finite-lived (10 years) intangible assets in conjunction with the acquisition. As of May 31, 2022, the proprietary recipe intangible asset, net of accumulated amortization, is $118,184.

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

On October 27, 2021, Schmitt announced the AR2700 High-Speed Long-Range Sensor, its highest speed long range sensor to date. This ultra-compact rangefinder is eye-safe and can measure natural targets up to 70 meters away or to retroreflective targets 270 meters away. A time-of-flight rangefinder, the AR2700 measures distance with a rapidly pulsing collimated laser beam that creates an infrared spot on a target surface. Designed for measurements of moving targets, the distance sensor is ideal for detecting objects in industrial automation or for monitoring defined areas in transport and logistics applications. Typical applications for the AR2700 include:

•	Bridge crane monitoring.

•	Trolley positioning.

•	Altitude measurements.

On January 18, 2022, Schmitt announced its new 8-inch Touch Panel Display. Building upon the technology from our previous 7-inch version, the 8-inch Touch Panel Display comes with fully revamped 2.0 software, the ability to communicate with up to 6 Acuity sensors, a full suite of connection ports, and the ability to easily perform sophisticated measurement applications such as plane analysis and thickness measurement.

The new 8-inch Touch Panel Display can be used in many applications including:

•	Cut-to-length measurements in lumber and steel industries.

•	Log length measurements.

•	General applications such as thickness, width, height, and other dimensional measurements.

•	Plane analysis such as for battery expansion or elevator control.

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

On December 16, 2021, Schmitt announced the release of its new tank monitoring device, the Xact Reader – Cellular (“XRC”), expanding Xact's existing satellite product line.

The XRC is a plug-and-play device that can handle any sensor with a 0 - 3.6VDC input and output. It also has capabilities to handle up to *4 sensors input with a single head unit. Sensor offerings include, but are not limited to:

•	Submersible Sensor – perfect for lubricants, fuels, chemicals, and many other non-pressurized mediums.

•	Hall Effect Sensor – this is utilized mostly in the propane industry. For use with "remote-ready dials."

•	Ultrasonic Sensor – The external ultrasonic transducer that Xact is known for in our suite of satellite devices.

With this new device and suite of sensors, Xact is ready to expand into all industries that handle the delivery and optimization of all bulk liquids.

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

The Company's Quality Control Program first received full ISO 9001 certification in 1996. In 2005, the Company received its certification to the newer ISO 9001:2000 requirements and received subsequent recertification and is current as of Fiscal year end 2022 with ISO 9001:2015 requirements.

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

Product Development

The Company maintains an ongoing research and development program to expand the product lines and capabilities of its Measurement Segment. During the year ended May 31, 2022 (“Fiscal 2022”) and the year ended May 31, 2021 (“Fiscal 2021”), the Company's research and development expenses for continuing operations totaled $40,456 (of which $40,098 was for the Measurement Segment) and $69,601 (of which $68,426 was for the Measurement Segment), respectively.

Major Customers

With  respect to the Company’s consolidated net revenues from continuing operations, the Company is not dependent on any one or a few major customers. The Company had one customer that accounted for 17.8% and 2.9% of accounts receivable, net as of May 31, 2022 and 2021, respectively.

With respect to discontinued operations, the Company had one customer that accounted for 11.2% and 15.4% of consolidated net revenues for the years ended May 31, 2022 and 2021, respectively. The Company had one customer that accounted for 43.3% and 25.0% of accounts receivable, net as of May 31, 2022 and 2021, respectively.

Employees

As of May 31, 2022, the Company employed 157 individuals, none of which were covered by a collective bargaining agreement.

Other Information

Our primary website is www.schmittindustries.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such information to, the Securities and Exchange Commission (“SEC”). Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov.

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

As  of May 31, 2022, we had cash and cash equivalents of $1,050,910 and working capital deficiency of $1,822,078 compared to cash and cash equivalents of $4,032,690 and working capital of $2,947,953 as of May 31, 2021 for continuing operations. Our primary sources of cash are cash generated from the sale of assets as the Company realigns its operating businesses and a loan from Sententia Capital Management.

We incurred a net loss of $3,283,776 for the fiscal year ended May 31, 2022, compared to a net loss of $8,089,672 for the fiscal year ended May 31, 2021, and have incurred additional net losses since inception. At May 31, 2022, we had an accumulated deficit of $11,737,552. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline. In addition, to the extent that we continue to incur losses or want to expand our operations, we may need to seek additional financing. There can be no assurance that we will be able to obtain additional financing and any additional financing could be dilutive to our stockholders.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our May 31, 2022 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements incorporated in this annual report have been prepared assuming that we will continue as a going concern for one year from the date the financial statements are issued and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

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

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission (“SEC”)   have increased and may continue to increase Company expenses as the Company devotes resources to ensure compliance with all applicable laws and regulations. In addition, the NASDAQ Capital Market, on which the Company's common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. The Company may be required to hire additional personnel and use outside legal, accounting and advisory services to address these laws, rules and regulations. The Company also expects these developments to make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future, and the Company may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, the Company's board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect the Company.

Pandemics or disease outbreaks, such as the current novel coronavirus (“COVID-19”) pandemic may disrupt our business, which could materially affect our operations and results of operations.

Pandemics or disease outbreaks such as the COVID-19 pandemic, have and may continue to impact customer traffic at Company-owned locations, may make it more difficult to staff our Company-owned locations, and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or continue to cause full and partial closures of our affected Company-owned locations, sometimes for prolonged periods of time. The Company previously implemented closures, modified hours or reductions in on-site staff, resulting in cancelled shifts for some of the Company employees. These changes and any additional changes may materially adversely affect our business or results of operations, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time. In addition, our operations could be disrupted if any of our employees or employees of the Company's suppliers and business partners were or are suspected of having COVID-19 or other illnesses since this could require the Company, its suppliers or its business partners to quarantine some or all such employees, close and disinfect locations and other facilities or, in the case of our suppliers, delay in delivering the Company's products. If a significant percentage of the Company's workforce, our suppliers and business partners are unable to work, including because of illness, travel or government restrictions in connection with pandemics or disease outbreaks (including the current COVID-19 pandemic), the Company's operations may be negatively impacted, potentially materially adversely affecting the Company's business, liquidity, financial condition or results of operations. Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses has caused and could continue to cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on guest traffic at our locations or the ability to adequately staff locations. The Company could also be adversely affected if government authorities impose or reinstate restrictions on public gatherings, human interactions, operations of businesses or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Additional regulation or requirements with respect to the compensation of the Company's employees and the employees of our business partners could also have an adverse effect on the Company's business. The implementation of such measures and if COVID-19 or other disease continues to spread significantly, the perceived risk of infection or health risk may adversely affect the Company's business, liquidity, financial condition and results of operations.

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

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our material weaknesses, management concluded that our internal control over financial reporting was not effective. Management has developed a remediation plan in response to the material weakness identified. During Fiscal 2022, management added additional experienced accounting personnel and continued to leverage external accounting resources to strengthen the financial close and reporting process so as to more effectively detect such misstatements in a more timely fashion. The Company intends to continue strengthening its internal resources while utilizing an external consulting firm to support public reporting requirements.

The remediation plan includes both management’s assessment and recommendations from independent accounting advisors used in the review process. This remediation plan is intended to address the identified material weaknesses and enhance our overall control environment.

Material weaknesses in our internal control over financial reporting have required us to restate our financial statements and if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our Consolidated Financial Statements may contain material misstatements and we could be required to restate our financial results. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

The Company has restated its unaudited interim condensed   consolidated financial statements for the fiscal periods beginning August 31, 2021, through February 28, 2022. As a result of material weaknesses that we have identified in our internal control over financial reporting, the restatement, the adjustments relating to certain liabilities and expenses incurred that the Company failed to accrue for within the proper reporting periods, and other matters raised or that may in the future be raised by the SEC or others, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

If the Small Business Administration (“SBA”) does not grant forgiveness of our loans under the Paycheck Protection Program (“PPP”), our business operations and cash flow likely will be adversely affected, and we may be limited in our ability to grow our operations until the unforgiven portion of this loan is repaid.

On July 30, 2020, the Company was granted two PPP loans by the SBA (collectively the “First Draw PPP Loan”) under two notes payable dated July 30, 2020 and funds were disbursed on August 3, 2020. On April 6, 2021, the Company was granted the third PPP loan (the “Second Draw PPP Loan”) under a note payable. The note payable issued by Ample Hills for the Second Draw PPP Loan was dated April 6, 2021 (the three notes collectively the “Notes”) and funds were disbursed April 6, 2021. The Notes mature five years from the date of issuance and bear interest annually of 1.0%. Interest is accrued monthly, commencing on the date of issuance. During the fiscal year ended May 31, 2022, the Company’s First Draw PPP Loan was fully forgiven by the SBA. The Company is currently seeking forgiveness of the balance of the Second Draw PPP Loan.

Under the terms of the PPP, the principal balance and interest due under the Notes will be forgiven if we meet certain conditions related to the use of the loan proceeds. While we expect that the Second Draw PPP Loan will be materially forgiven, we cannot be certain that the SBA will grant forgiveness of the entirety of our loan. If we do not receive forgiveness of our loan, we will be obligated to start making payments on the portion of the principal and interest that is not forgiven so that it will be fully repaid no later than five years from the date of issuance, unless we are able to negotiate new payment terms.

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

While we acquired Ample Hills in connection with our growth strategy to acquire other businesses, we can provide no assurance that we will identify appropriate acquisition targets, successfully complete any future acquisitions or successfully integrate the business of companies we do acquire. Even if we successfully acquire a business entity, there is no assurance that our combined business will become profitable. The process of completing the integration of acquired businesses could cause an interruption of, or loss of momentum in, the activities of our company and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the pursuit of business acquisitions and the integration of acquired businesses, and the incurrence of significant, acquisition related costs in connection with proposed and completed acquisitions, could have an adverse effect on our business, financial condition or results of operations.

Further, as part of our strategy, we intend to increase focus on Ample Hills to accelerate its growth while saving costs and focusing resources on Ample Hills; however, there is no assurance that we will be able to successfully achieve the anticipated cost savings and other benefits from these actions within the expected timeframe as such actions are subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and consolidated financial position and results of operations could be adversely affected.

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

If the benefits of any completed or proposed merger or acquisition do not meet the expectations of investors, stockholders or financial analysts, the market price of our common stock may decline.

If the benefits of any completed (including Ample Hills) or proposed merger or acquisition (including Ample Hills) do not meet the expectations of investors or securities analysts, the market price of our common stock prior to such acquisition may decline. The market values of our common stock at the time of an acquisition may vary significantly from their prices on the date the acquisition target was identified.

Increases in the cost of food and paper products could harm our profitability and operating results.

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. We are unable to predict the future cost of our ice cream and expect to experience price volatility for our ice cream products. To the extent that dairy prices increase as compared to earlier periods, it could impact our results of operations. If the price of dairy or other food products that we use in our operations significantly increases, or tariffs are imposed, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease and such decrease in operating margins could have a material adverse effect on our business, results of operations or financial condition.

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

As of May 31, 2022, the Company owned two buildings in Portland, Oregon totaling a combined 11,667 square feet of office space on 23,274 square feet of land. Both of these buildings are classified as assets held for sale. One of the buildings is associated with the Measurement Segment, and one is leased to Humboldt Street Collective, LLC. See Note 3 – Summary of Significant Accounting Policies for further information on this lease. On July 18, 2022 these buildings were sold to Tofte Farms, LLC for a purchase price of $3.5 million.

The Ice Cream Segment leases all properties which includes a 15,000 square foot manufacturing facility in Brooklyn, New York and retail locations located in New York, New Jersey and California. The following table lists our corporate headquarters and our principal manufacturing and warehousing facilities for the Measurement Segment and the Ice Cream Segment, in addition to our retail properties as of May 31, 2022:

Facility Name	Facility Location	Facility Type/Usage
Measurement Segment
Portland	Portland, Oregon	Corporate Headquarters/Manufacturing/Administrative
Portland storage facility	Portland, Oregon	Investment-leased

Ice Cream Segment
Red Hook Facility	Brooklyn, New York	Manufacturing/Administrative
Red Hook Retail	Brooklyn, New York	Retail
Astoria	Queens, New York	Retail
Chelsea	Manhattan, New York	Retail
Fireboat	Brooklyn, New York	Retail
Gowanus	Brooklyn, New York	Retail
Prospect Heights	Brooklyn, New York	Retail
Dekalb	Brooklyn, New York	Retail
Jersey City	Jersey City, New Jersey	Retail
Essex	Manhattan, New York	Retail
Long Beach	Long Beach, California	Retail
Prospect Park West	Brooklyn, New York	Retail
Upper West Side	Manhattan, New York	Retail (opened July 2022)
Long Island City	Queens, New York	Retail (opened September 2022)
Greenwich Village	Manhattan, New York	Retail (opening forthcoming)
Beverly Hills	Beverly Hills, California	Retail (opening forthcoming)
Pasadena	Pasadena, California	Retail (opening forthcoming)

ITEM 3.	LEGAL PROCEEDINGS

As of the reporting date of the annual report, there are no pending legal proceedings that are material to the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “SMIT.”

As of September 30, 2022, there were 3,872,134 shares of common stock outstanding held by 70 holders of record.

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

The following table shows information about equity awards under the Company’s equity compensation plans at May 31, 2022:

Plan Category	Number of Securities to be issued upon exercise of outstanding awards	Weighted- average exercise price of outstanding awards	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities in column a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	32,833	$2.71	348,051
Equity compensation plans not approved by security holders	-	-	-
Total	32,833	$2.71	348,051

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Schmitt Industries Inc. (“Schmitt,” “Company,” “Registrant” and “We”) is a holding company owning subsidiaries engaged in diverse business activities. Schmitt’s operating businesses include propane tank monitoring solutions, precision measurement solutions and ice cream production and distribution. Our subsidiaries include our Measurement Segment (“SMS”) and our Ice Cream Segment, which is comprised of Ample Hills.

We continually assess strategic opportunities to improve shareholder value. On April 14, 2022, the Company announced its intention to focus on Ample Hills as its core business. This focus will enable Schmitt to accelerate its Ample Hills growth strategy while saving costs and focusing resources on Ample Hills as Schmitt’s core business line. In conjunction with the focus on Ample Hills, the Company announced a strategic review of its Schmitt Measurement Systems business lines based in Portland, Oregon.

On July 9, 2020, Ample Hills Acquisition LLC (“Buyer”)   entered into an Asset Purchase Agreement (the “Agreement”), dated as of June 29, 2020, with Ample Hills. The Transactions closed on July 9, 2020, the day after a sale order approving the Transactions was entered by the Bankruptcy Court. The Ample Hills entities were debtors-in-possession under title 11 of the United States Code, 11 U.S.C. § 101 et seq. pursuant to voluntary petitions for relief filed under Chapter 11 of the Bankruptcy Code on March 15, 2020 in the Bankruptcy Courts. The Transactions were conducted through a Bankruptcy Court-supervised process, subject to Bankruptcy Court-approved bidding procedures, approval of the Transactions by the Bankruptcy Court, and the satisfaction of certain closing conditions.

RECENT DEVELOPMENTS

Strategic Highlights

As disclosed above, on April 14, 2022, the Company announced its intention to focus on Ample Hills and the Ice Cream Segment as its core business.

On May 2, 2022, the Company filed a shelf registration statement for the sale of up to $100,000,000 in debt and equity securities. On May 20, 2022, the Company entered into a sales agreement with Roth Capital Partners, LLC and filed a prospectus supplement for an at-the-market offering of up to $5,000,000 in common stock.

Subsequent to Fiscal Year 2022, the Company announced additional strategic updates, including the sale and leaseback of the Nicolai buildings in Portland for $3.5 million gross sales proceeds. The real estate transaction closed on July 18, 2022.

On July 20, 2022, the Company announced that it entered into a non-binding term sheet which contemplates a potential reverse merger with Proton Green, LLC and the spin-off of Schmitt’s Ample Hills business to pre-merger shareholders of Schmitt’s common stock. It is proposed that Proton Green would become a wholly owned subsidiary of Schmitt, the Company would be renamed “Proton Green Corporation,” and the common stock would continue to trade on the Nasdaq under a new symbol. If consummated, Ample Hills would become a standalone entity and the newly merged company would retain any remaining components of the SMS businesses.

On September 17, 2022, the Company received notice of termination of the previously announced non-binding term sheet with Proton Green regarding the reverse merger and spin-off of Schmitt’s Ample Hills business. As a result of the termination, the transactions contemplated by the term sheet will not proceed.

SIGNIFICANT ACCOUNTING POLICIES

The analysis of the Company’s financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”).

In preparing the Consolidated Financial Statements certain estimates and judgments are required that affect the reported amounts within the Consolidated Statement of Operations and Balance Sheet. Note–3 - Summary of Significant Accounting Policies, in the accompanying Notes to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Management asserts the estimates, assumptions and judgments involved in the accounting policies described in Note–3 - Summary of Significant Accounting Policies have the greatest potential impact on our Consolidated Financial Statements and have deemed these to be our critical accounting policies and estimates.

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

Factory Sales, net

The Company’s Ice Cream Segment generates revenues from sales of finished goods from its Brooklyn, New York factory, including wholesale, e-commerce, and direct-to-consumer sales. These revenues, net of sales tax paid to states, are recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. The Company also generates revenue by providing manufacturing production services to third parties and recognizes revenues as services are provided to the customer.

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

Business Combinations

In accordance with ASC 805 – Business Combinations (“ASC 805”), the Company allocates the purchase consideration to the identifiable assets acquired and liabilities assumed in business combinations based on their acquisition-date fair values. The excess of the purchase consideration over the amounts assigned to the identifiable assets and liabilities is recognized as goodwill, or if the fair value of the net assets acquired exceeds the purchase consideration, a bargain purchase gain is recorded. Factors giving rise to goodwill generally include operational synergies that are anticipated as a result of the business combination and growth expected to result in economic benefits from access to new customers and markets. The fair values of identifiable intangible assets acquired in business combinations are generally determined using an income approach, requiring financial forecasts and estimates as well as market participant assumptions.

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

Intangible Assets and Impairment

Indefinite-Lived Intangible Assets

Definite-lived and indefinite-lived intangible assets arising from business combinations include patented technology, proprietary recipes, websites and trademarks and trade names. Definite-lived intangible assets are amortized over the estimated period during which the asset is expected to contribute directly or indirectly to future cash flows. Intangible assets that are considered to be indefinite-lived are not amortized.

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold, and use is based on the amount by which the carrying value exceeds the fair value of the asset.

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

Lease Accounting – Leases

The Company evaluates their leases to determine if they have the right to control the use of an asset, or groups of assets, for a period of time in exchange for consideration. If the determine that they have the right to obtain substantially all of the economic benefits arising from the use of such asset, the recognize a right-of-use asset and lease liability. The Company evaluates each lease to estimate their expected term which includes renewal options that they are reasonably assured that they will exercise and they also evaluate the classification of the lease as either an operating lease or a finance lease. As the Company’s leases do not provide an implicit rate, the Company must estimate an incremental borrowing rate based on the information available at the time the lease is commenced or amended. The estimated rate is directly utilized in determining the present value of the lease payments. The Company estimated the incremental borrowing rate based on prevailing financial market conditions, peer company credit analyses and management judgment. The Company asses their right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

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

Each year the Company files income tax returns in the various taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company's financial statements in accordance with ASC 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

Discussion of Operating Results From Continuing Operations

After the acquisition of Ample Hills on July 9, 2020, the Company determined they have two segments: the Measurement Segment and the Ice Cream Segment. On April 14, 2022, the Company announced its intention to focus on the Ice Cream Segment as its core business and simultaneously launch a strategic review of the Company’s Measurement Segment, including the Xact and Acuity business lines. Management anticipates disposing of the Measurement Segment through multiple transactions involving the sale of legal entities, assets, or a combination thereof. In accordance with ASC 205-20, Presentation of Financial Statemen–s - Discontinued Operations, the Company determined that the Xact business line met the conditions for a discontinued operation and is recorded as such in the consolidated financial statements. The Company reports financial results for discontinued operations separately from continuing operations in order to distinguish the financial impact of the potential disposal transaction from ongoing operations. Prior financial information has been updated to reflect the required presentation for discontinued operations under ASC 205-20. See Note 4 – Assets Held for Sale and Operations Classified as Discontinued Operations for further details.

COVID-19 Update

As of May 31, 2022, all of our manufacturing facilities and retail shops were operational (except for new leases with shop openings forthcoming)  . Throughout the COVID-19 pandemic, the Company has been adhering to mandates and other guidance from local governments and health authorities, including the World Health Organization and the Centers for Disease Control and Prevention. The Company has taken extraordinary measures and invested significantly in practices to protect employees and reduce the risk of spreading the virus, while continuing to operate where permitted and to the extent possible. These actions include additional cleaning of our facilities, staggering crews, incorporating visual cues to reinforce social distancing, providing face coverings and gloves, as well as implementing daily health validation at our manufacturing and office facilities. We expect to continue to incur costs to maintain these precautionary measures for the foreseeable future. The health and safety of our employees and our communities is our highest priority.

Key Leadership Changes

On October 22, 2021, the Company announced the appointment of Alex Zyngier to the Company Board of Directors, effective October 22, 2021. Mr. Zyngier replaces Steven Strom, who resigned from the Board of Directors. On September 30, 2022, Lillian Tung tendered her resignation from the Board of Directors of the Company. Neither Ms. Tung’s nor Mr. Strom's resignation was the result of any disagreements with the Company on any matters relating to its operations, policies and practices.

Andrew Hines’ term as member of the Board of Directors ended on December 10, 2021 as he did not stand for re-election at the Company’s 2021 annual meeting of the shareholders. His former seat remains vacant as of May 31, 2022.

RESULTS OF OPERATIONS

	Fiscal Year ended May 31,				YoY Change
	2022	%	2021	%	$	%
Ice Cream Segment revenues	$8,315,486	84.1%	$4,043,436	72.2%	$4,272,050	105.7%
Measurement Segment revenues	1,577,724	15.9%	1,557,023	27.8%	20,701	1.3%
Total revenue, net	9,893,210	100.0%	5,600,459	100.0%	4,292,751	76.6%
Cost of revenue	4,824,639	48.8%	3,535,778	63.1%	1,288,861	36.5%
Gross profit	5,068,571	51.2%	2,064,681	36.9%	3,003,890	145.5%
Selling, general and administrative	15,644,001	158.1%	11,398,113	203.5%	4,245,888	37.3%
Impairment of intangible assets	—	0.0%	903,422	16.1%	(903,422)	(100.0%)
Transaction costs	—	0.0%	125,167	2.2%	(125,167)	(100.0%)
Research & development	40,456	0.4%	69,601	1.2%	(29,145)	(41.9%)
Total operating expenses	15,684,457	158.5%	12,496,303	223.1%	3,188,154	25.5%
Operating loss	(10,615,886)	(107.3%)	(10,431,622)	(186.3%)	(184,264)	(1.8%)
Gain on sale of property and equipment	4,598,095	46.5%	24,208	0.4%	4,573,887	100.0%
Forgiveness of PPP loans	2,059,556	20.8%	—	0.0%	2,059,556	100.0%
Bargain purchase gain	—	0.0%	1,138,808	20.3%	(1,138,808)	100.0%
Interest expense	(46,828)	(0.5%)	(19,038)	(0.3%)	(27,790)	146.0%
Other income, net	315,376	3.2%	248,815	4.4%	66,561	(26.8%)
Loss before income taxes from continuing operations	(3,689,687)	(37.3%)	(9,038,829)	(161.4%)	5,349,142	59.2%
Income tax provision (benefit) from continuing operations	19,197	0.2%	(403,666)	(7.2%)	422,863	(104.8%)
Net loss from continuing operations	(3,708,884)	(37.5%)	(8,635,163)	(154.2%)	4,926,279	57.0%
Income from discontinued operations, net of tax	425,108	4.3%	545,491	9.7%	(120,383)	22.1%
Net loss	$(3,283,776)	(33.2%)	$(8,089,672)	(144.4%)	$4,805,896	59.4%

Fiscal Year Ended May 31, 2022 Compared to Fiscal Year Ended May 31, 2021

Consolidated Revenue - Consolidated revenue increased $4,292,751, or 76.6%, to $9,893,210 in Fiscal 2022 from $5,600,459 in Fiscal 2021. The increase was driven by the Ice Cream Segment, which generated $8,315,486 in sales during Fiscal 2022, accounting for 84.1% of total revenue for the fiscal year. The Measurement Segment sales remained steady at $1,577,724 for Fiscal 2022, a slight increase of $20,701 over prior Fiscal 2021 of $1,557,023. The Measurement Segment accounted for 15.9% of total revenue in Fiscal 2022.

Ice Cream Segment Revenue – The Ice Cream Segment encompasses the operations of Ample Hills and focuses on the wholesale and retail sales of their ice cream and related products through a network of individual retail locations located in New York, New Jersey and California, in addition to sales on the Company’s website. Revenues for the Ice Cream Segment for Fiscal 2022 increased $4,272,050, or 105.7%, to $8,315,486, as compared to $4,043,436 in Fiscal 2021.

Measurement Segment Revenue   – The Measurement Segment includes one product line: the Acuity product line, which focuses on laser-based distance measurement and dimensional sizing laser sensors. The Xact product line, which includes ultrasonic-based remote tank monitoring products and related monitoring revenues for markets in the IoT environment, is classified as “held for sale” and reported separately. See Note 4 – Assets Held for Sale and Operations Classified as Discontinued Operations   for further details. All activity in the Company’s Measurement Segment was conducted in North America in Fiscal 2022 and Fiscal 2021.

Measurement Segment Revenue increased $20,701, or 1.3%, to $1,577,724 in Fiscal 2022 as compared to $1,557,023 in Fiscal 2021.

Gross Profit   – Consolidated gross profit for Fiscal 2022 is 51.2%, as compared to 36.9% in Fiscal 2021, primarily due to higher gross margins from the Ice Cream Segment.

Measurement Segment gross profit for Fiscal 2022, consisting solely of the Acuity business as Xact is classified separately as held for sale, increased by 10.3% to 40.7% as compared to 30.4% in Fiscal 2021. The increase was due to implemented bill of material efficiencies which improved Acuity unit costs of production.

Ice Cream Segment gross profit increased by 13.8% to 53.4%  in Fiscal 2022, as compared to 39.4% in Fiscal 2021. As the Company continues to strive for efficiencies in the day-to-day operations of the business, the Company expects to be able to manage costs and identify opportunities to drive additional revenue and volume through their factory, which will further improve gross margin.

Operating Expenses – Consolidated operating expenses increased $3,188,154, or 25.5% to $15,684,457 in Fiscal 2022 compared to $12,496,303 in Fiscal 2021. This increase was primarily due to the Ice Cream Segment, which had operating expenses of $12,019,919 in Fiscal 2022, representing a $2,608,472, or 27.7%, increase from $9,411,447 in Fiscal 2021. The Ice Cream Segment accounted for 76.6% of total operating expenses. Operating expenses for the Measurement Segment increased $579,682 or 18.8%,  to $3,664,538 in Fiscal 2022 from $3,084,856 in Fiscal 2021. The operating expense increase was driven by professional fees increase of $1,161,466, or 67.7%, to $2,876,174 in Fiscal 2022, as compared to $1,714,708 in Fiscal 2021.

Other Income - Other income primarily consists of rental income, interest income and other income. Other income was $315,376 for Fiscal 2022 as compared to $248,815  for Fiscal 2021.

Interest expense was $46,828 for Fiscal 2022 as compared to $19,038 for Fiscal 2021.

Income Tax Provision (Benefit from Income Taxes)   –- The effective tax rate in Fiscal 2022 was (0.59%),   as compared to 4.7% in Fiscal 2021. The effective tax rate on consolidated net loss in Fiscal 2022 and 2021 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

Net loss - Net loss in Fiscal 2022 was $3,283,776, or $0.97 per fully diluted share, and net loss in Fiscal 2021 was $8,089,672, or $2.29 per fully diluted share. The decrease in net loss for Fiscal 2022 was primarily due to the Company’s $4,598,095 gain on sale of property and equipment and $2,059,556 forgiveness of PPP loans in Fiscal 2022.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA – Adjusted EBITDA, which excludes certain reorganization, legal and other professional expense and inventory adjustments, was ($9,743,929) for Fiscal 2022 as compared to Adjusted EBITDA of ($8,419,539)  in Fiscal 2021.

Reconciliation of EBITDA to Adjusted EBITDA – Adjusted EBITDA for Fiscal 2022 and Fiscal 2021 is calculated as follows on a consolidated basis:

	Fiscal Year Ended May 31,
	2022	2021
Loss before income taxes from continuing operations	$(3,689,687)	$(9,038,829)
Depreciation and amortization	437,183	443,926
Interest Expense	46,828	19,038
EBITDA from continuing operations	$(3,205,676)	$(8,575,865)
Adjusted for:
Gain on sale of property and equipment	(4,598,095)	—
Forgiveness of PPP loans	(2,059,556)	—
Bargain purchase gain	—	(1,138,808)
Impairment of intangible assets	—	903,422
Stock-based compensation	119,398	266,545
Income from discontinued product line
Reorganization, legal, and transaction fees	—	125,167
Adjusted EBITDA from continuing operations	$(9,743,929)	$(8,419,539)

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased $4,770,031 to ($1,822,078) as of the end of Fiscal 2022 compared to $2,947,953  as of the end of Fiscal 2021. The decrease in working capital in Fiscal 2022 was primarily the result of the following:

•	Cash and cash equivalents decreased $2,981,780 to $1,050,910 at the end of Fiscal 2022 as compared to $4,032,690 at the end of Fiscal 2021.

•	Accounts payable increased $262,527 to $844,494 at the end of Fiscal 2022 as compared to $581,967 at the end of Fiscal 2021.

•	Other accrued liabilities increased $970,569 to $1,665,159 at the end of Fiscal 2022 as compared to $694,590 at the end of Fiscal 2021.

•	Current portion of long-term lease liabilities increased $432,132 to $1,474,463 at the end of Fiscal 2022 as compared to $1,042,331 at the end of Fiscal 2021.

•	Prepaid expenses decreased $103,697 to $94,648 at the end of Fiscal 2022 as compared to $198,345 at the end of Fiscal 2021.

These decreases were partially offset by the following:

•	Inventories increased $192,107 to $1,443,529 at the end of Fiscal 2022 as compared to $1,251,422 at the end of Fiscal 2021.

Net cash used in operating activities for continuing operations was $8,096,389 in Fiscal 2022 as compared to net cash used in operating activities for continuing operations of $7,466,978 in Fiscal 2021. The net loss of $3,283,776, a gain on sale of property and equipment of $4,598,095, an increase in accounts receivable of $22,684, an increase in rent, utility deposits and ERP deposits of $239,105, an increase in inventories of $192,107, and the forgiveness of PPP loans of $2,059,556 were the primary drivers of the overall operating cash usage for Fiscal 2022, offset by non-cash lease costs of $365,856, depreciation and amortization of $437,183, stock based compensation expense of $119,398, a decrease in prepaid expenses of $103,698, a decrease in income tax receivable of $21,196, an increase in accrued liabilities and customer deposits of $989,076  and an increase in accounts payable of $262,527. In Fiscal 2021, the net loss of $8,089,672, a bargain purchase gain of $1,138,808,  an increase in accounts receivable of $730,971, a decrease in deferred income taxes of $453,238, an increase in rent, utility deposits and ERP deposits of $206,628, and increase in inventories of $153,955 and an increase in prepaid expenses of $84,388 were the primary drivers of the overall operating cash usage for Fiscal 2021, offset by an impairment of indefinite-lived intangible assets of $903,422, non-cash lease costs of $735,709,  depreciation and amortization of $443,926, stock based compensation expense of $266,545, an increase in accrued liabilities and customer deposits of $799,862,  and an increase of accounts payable of $330,945 were the primary drivers of the overall operating cash usage for Fiscal 2021.

Net cash provided by investing activities was $3,801,019 in Fiscal 2022 as compared to net cash used in investing activities of $3,035,184 for Fiscal 2021. The net cash   provided by investing activities for Fiscal 2022 is driven by the $4,797,924 proceeds from the sale of property and equipment, offset by the $996,905 purchases of property and equipment, used primarily to build out the Ample Hills retail footprint.

Net cash provided by financing activities was $1,264,476 in Fiscal 2022 as compared to net cash provided by financing activities of $3,441,305 for Fiscal 2021. The net cash provided by financing activities was due to the proceeds from a $1,000,000 promissory note and $264,476 proceeds from the Paycheck Protection Program.

Management is pursuing multiple sources of liquidity. On April 14, 2022, Schmitt announced its intention to focus on Ample Hills as its core business.  In conjunction with the focus on Ample Hills, the Company also announced the strategic review of its Measurement segment, which could result in a sale of one or both of those businesses. On May 2, 2022, the Company filed a shelf registration statement for the sale of up to $100,000,000 in debt and equity securities. On May 20, 2022, the Company entered into a sales agreement with Roth Capital Partners, LLC and filed a prospectus supplement for an at-the-market offering of up to $5,000,000 in common stock.

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from investing and financing activities, including proceeds from the sale of property and equipment, funding under business loans and credit agreements and the sale of equity securities.

The Company currently projects that it will need additional capital to fund its current operations and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. As a result, the Company needs to raise additional capital or secure debt funding to support on-going operations until such time. This projection is based on the Company’s current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from the sale of equity and/or debt. Alternatively, or in addition, the Company may seek to sell additional assets or portions of its business. Any of the foregoing may not be achievable on favorable terms, or at all, and may require the consent of current debt and/or equity holders to the modification of existing agreements, which may or may not be granted. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders  .

Recently Issued Accounting Guidance

Refer to Note 3 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of the end of Fiscal 2022. However, the Company could be exposed to interest rate risk at any time in the future and, therefore, employs established policies and procedures to manage its exposure to changes in the market risk of its cash equivalents.

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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Schmitt Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Schmitt Industries, Inc. (the "Company") as of May 31, 2022 and 2021, the related Consolidated Statement of Operations, Stockholders’ Equity and Cash Flows for the years ended May 31, 2022 and 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and does not believe that its current level of cash and cash equivalents is sufficient to fund continuing operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Assessment

As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and does not believe that its current level of cash and cash equivalents is sufficient to fund continuing operations. The Company determined these, and other factors, raised substantial doubt as to the Company's ability to continue as a going concern one year from the issuance date of the consolidated financial statements. In making this determination, management prepared a one-year cash flow projection. Management used significant assumptions in preparing the one-year cash flow projection, which included expected operating costs and financing obligations.

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

Melville, New York

October 13, 2022

PCAOB ID Number 1195

SCHMITT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	Fiscal Year Ended May 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$1,050,910	$4,032,690
Accounts receivable, net	751,551	728,867
Inventories, net	1,443,529	1,251,422
Prepaid expenses	94,648	198,345
Income tax receivable	—	18,057
Current portion of assets held for sale as discontinued operations	665,206	727,666
Total current assets	4,005,844	6,957,047
Leasehold assets	14,282,286	10,448,486
Property and equipment, net	2,947,628	2,823,366
Property and equipment held for sale, net	433,410	174,847
Non-current assets held for sale as discontinued operations	482,279	298,507
Leasehold, utilities, and ERP deposits	560,660	321,555
Other assets
Intangible assets, net	127,189	150,122
TOTAL ASSETS	$22,839,296	$21,173,930

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$844,494	$581,967
Accrued commissions	66,083	60,614
Accrued payroll liabilities	540,895	514,660
Accrued liabilities	429,003	465,146
Customer deposits and prepayments	116,309	93,364
Other accrued liabilities	1,668,298	694,590
Current portion of long-term lease liabilities	1,474,463	1,042,331
Current portion of long-term debt	503,219	541,691
Liabilities held for sale as discontinued operations	185,158	14,731
Total current liabilities	5,827,922	4,009,094
Long-term debt	2,496,781	3,253,389
Long-term leasehold liabilities	13,909,388	10,141,864
Total liabilities	22,234,091	17,404,347
Stockholders' equity
Common stock, no par value, 20,000,000 shares authorized, 4,243,775 and 3,825,724 shares issued and outstanding at May 31, 2022, respectively; and 4,204,553 and 3,786,502 shares issued and outstanding at May 31, 2021, respectively	12,342,757	12,223,359
Accumulated deficit	(11,737,552)	(8,453,776)
Total stockholders' equity	605,205	3,769,583
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,839,296	$21,173,930

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended May 31,
	2022	2021
Net sales	$9,893,210	$5,600,459
Cost of revenue	4,824,639	3,535,778
Gross profit	5,068,571	2,064,681
Operating expenses:
General, administrative and sales	15,644,001	11,398,113
Impairment of intangible assets	—	903,422
Transaction costs	—	125,167
Research & development	40,456	69,601
Total operating expenses	15,684,457	12,496,303
Operating loss	(10,615,886)	(10,431,622)
Gain on sale of property and equipment	4,598,095	24,208
Bargain purchase gain	—	1,138,808
Forgiveness of PPP loans	2,059,556	—
Interest expense	(46,828)	(19,038)
Other income, net	315,376	248,815
Loss before income taxes for continuing operations	(3,689,687)	(9,038,829)
Income tax provision (benefit) from continuing operations	19,197	(403,666)
Net loss from continuing operations	(3,708,884)	(8,635,163)
Income from discontinued operations, net of tax	425,108	545,491
Net loss	$(3,283,776)	$(8,089,672)

Net loss per common share from continuing operations:
Basic	$(0.97)	$(2.29)
Weighted average number of common shares, basic	3,808,446	3,765,783
Diluted	(0.97)	$(2.29)
Weighted average number of common shares, diluted	3,808,446	3,765,783
Net income per common share from discontinued operations:
Basic	$0.11	$0.15
Weighted average number of common shares, basic	3,808,446	3,765,783
Diluted	0.11	$0.15
Weighted average number of common shares, diluted	3,808,446	3,765,783
Net loss per common share:
Basic	$(0.86)	$(2.15)
Weighted average number of common shares, basic	3,808,446	3,765,783
Diluted	(0.86)	$(2.15)
Weighted average number of common shares, diluted	3,808,446	3,765,783

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Accumulated
	Shares	Amount	deficit	Total
Balance, May 31, 2020	3,784,554	$12,257,306	$(364,104)	$11,893,202
Share repurchases	(72,101)	(234,517)	—	(234,517)
Shares issued to directors, officers and employees upon vesting of RSUs	88,449	—	—	—
Stock-based compensation	—	266,545	—	266,545
Repurchase of restricted stock units	(14,400)	(65,975)	—	(65,975)
Net loss	—	—	(8,089,672)	(8,089,672)
Balance, May 31, 2021	3,786,502	$12,223,359	$(8,453,776)	$3,769,583
Shares issued to directors, officers and employees upon vesting of RSUs	39,222	—	—	—
Stock-based compensation	—	119,398	—	119,398
Net loss	—	—	(3,283,776)	(3,283,776)
Balance, May 31, 2022	3,825,724	$12,342,757	$(11,737,552)	$605,205

The accompanying notes are an integral part of these consolidated financial statements.

SCHMITT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended May 31,
	2022	2021
Cash flows relating to operating activities
Net loss	$(3,283,776)	$(8,089,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	—	(1,138,808)
Forgiveness of PPP Loans	(2,059,556)	—
Intangible impairment	—	903,422
Depreciation and amortization	437,183	443,926
Gain on disposal of property and equipment	(4,598,095)	(24,208)
Stock-based compensation	119,398	266,545
Deferred income taxes	—	(453,238)
Non-cash lease costs	365,856	735,709
(Increase) decrease in:
Accounts receivable, net	(22,684)	(730,971)
Inventories, net	(192,107)	(153,955)
Prepaid expenses	103,698	(84,388)
Income tax receivable	18,057	(65,519)
Rent, Utility Deposits, & ERP Deposits	(239,105)	(206,628)
Increase (decrease) in:
Accounts payable	262,527	330,945
Accrued liabilities and customer deposits	992,215	799,862
Net cash used in operating activities - continuing operations	(8,096,389)	(7,466,978)
Net cash provided by operating activities - discontinued operations	49,114	527,016
Net cash used in operating activities - total	$(8,047,275)	$(6,939,962)
Cash flows relating to investing activities
Acquisition of Ample Hills	$—	$(1,665,854)
Purchases of property and equipment	(996,905)	(1,404,830)
Gain on sale of property and equipment	4,797,924	35,500
Net cash provided by (used in) investing activities	$3,801,019	$(3,035,184)
Cash flows relating to financing activities
Proceeds from Paycheck Protection Program	$264,476	$4,059,556
Repayments on Paycheck Protection Program	—	(264,476)
Proceeds from short-term borrowing	1,000,000	—
Payments on short-term borrowing	—	(53,283)
Repurchase of common stock	—	(300,492)
Net cash provided by financing activities	1,264,476	3,441,305
Decrease in cash and cash equivalents	(2,981,780)	(6,533,841)
Cash and cash equivalents, beginning of period	4,032,690	10,566,531
Cash and cash equivalents, end of period	$1,050,910	$4,032,690
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$19,197	$80,600
Cash paid during the period for interest	$63	$616

The accompanying notes are an integral part of these consolidated financial statements.

Schmitt Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2022 AND 2021

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Schmitt Industries, Inc. (the "Company", "Schmitt", "we" or "our") operates a diversified business providing highly precise test and measurement products, as well as providing quality consumer products through the Company’s ice cream manufacturing and retail business. Through its wholly owned subsidiary, Schmitt Measurement Systems, Inc. (the “Measurement Segment”), the Company manufactures and sells products in two core product lines, Acuity Lasers and Xact Tank Monitoring.

•	Acuity™ was acquired in June of 2000 and manufactures and markets dimensional and distance measurement lasers. These laser products utilize both triangulation and time-of-flight measurement principles and are known for their speed and accuracy. The Acuity products are used in a wide variet y of industrial, commercial and research applications.

•	Xact™ was acquired in February of 2008 and offers ultrasonic measurement technology for the remote monitoring of the fill levels of propane and other liquid tanks. Together with the Xact gauge reader, the satellite-focused Xact systems can detect and communicate fill levels, along with other information such as tank size and configuration, to customers through the “Internet of Things” (“IoT”) ecosystem using the Company’s satellite provider and a secure website. Typical users of Xact systems are bulk propane, diesel, jet fuel suppliers and ammonia users and distributors. As of May 31, 2022, the Xact product line is classified as held-for-sale and considered discontinued operations of the Company. See further discussion in Note 4 – Assets held for sale and operations classified as discontinued operations.

Through its wholly owned subsidiary, Ample Hills Acquisition LLC, and its subsidiaries (collectively, “Ample Hills” or “Ice Cream Segment”), the Company manufactures, wholesales and retails ice cream and related products through a network of retail locations located in New York, New Jersey and California. Unless otherwise noted, discussion in these Notes to Consolidated Financial Statements refers to our continuing operations. Refer to Note 4, Assets held for sale and operations classified as discontinued operations, for additional information regarding the discontinued operations.

NOTE 2 – LIQUIDITY AND GOING CONCERN

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from investing and financing activities, including proceeds from the sale of property and equipment, funding under business loans and credit agreements and the sale of equity securities. As of May 31, 2022, the Company had an aggregate cash and cash equivalent balance of $1,050,910 and a net working capital deficit from continuing operations of $1,822,078. On July 18, 2022, the Company executed the sale of its Portland real estate for $3,268,533 net proceeds.

The Company currently projects that it will need additional capital to fund its current operations and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. As a result, the Company needs to raise additional capital or secure debt funding to support on-going operations until such time. This projection is based on the Company’s current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from the sale of equity and/or debt. Alternatively, or in addition, the Company may seek to sell additional assets or portions of its business (see Note 4 – Assets held for sale and operations classified as discontinued operations). Any of the foregoing may not be achievable on favorable terms, or at all, and may require the consent of current debt and/or equity holders to the modification of existing agreements, which may or may not be granted. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

If the Company is unable to raise additional capital moving forward, its ability to operate in the normal course and continue to invest in its product portfolio may be negatively impacted and the Company may be forced to scale back operations or divest some or all of its products.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”).

Principles of Consolidation

These consolidated financial statements include those of the Company and its wholly owned subsidiaries: Schmitt Measurement Systems, Inc. and Ample Hills Acquisition, LLC. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the consolidated financial statements could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, revenue recognition, estimates of impairment on long-lived assets, allowance for doubtful accounts, recognition and measurement of income tax assets, valuation of stock-based compensation, the valuation of net assets acquired and the identification and measurements inherent in the classification of certain components of our operations as discontinued operations.

Reclassification

Certain amounts in the prior period consolidated statement of operations have been reclassified to conform to the presentation of the current period. These reclassifications had no effect on previously recorded net loss.

Segment Reporting

The Company’s reportable segments are based on the “management” approach, meaning they are based on the way management views the business, the internal reports it reviews and the way it manages the business, assesses performance, and makes decisions. The chief operating decision maker reviews revenue, gross margin and the operating performance of each reportable segment. The Company’s reportable segments during the years ended May 31, 2022 and 2021 were the Ice Cream Segment and Measurement Segment.

Business Combinations

The Company accounts for business combinations in accordance with Accounting Standard Codification (“ASC”) 805 - Business Combinations. ASC 805 requires, among other things, an assignment of the acquisition consideration transferred to the sellers for the tangible and intangible assets acquired and liabilities assumed, using the bottom up approach, to estimate their value at the acquisition date. Any excess of the fair value of the purchase consideration over these identified net assets is to be recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recorded as a bargain purchase gain. See Note 5 – Ample Hills Business Acquisition.

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

Factory Sales, net

The Company’s Ice Cream Segment generates revenues from sales of finished goods from its Brooklyn, New York factory, including wholesale, e-commerce, and direct-to-customer sales. These revenues, net of sales tax paid to states, are recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. The Company also generates revenues by providing manufacturing production services to third parties and recognizes revenues as services are provided to the customer.

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

Customer Deposits and Prepayments

The Company defers revenue recognition of revenues in instances where consideration is received from customers in advance of the Company completing its obligations in exchange for such consideration. As of the fiscal years ended May 31, 2022 and 2021, significant contract balances were as follows:

	Fiscal Year Ended May 31,
	2022	2021
Contract liabilities:
Customer deposits, current	$68,199	$55,464
Gift card liabilities, current	48,110	37,900
Total customer deposits and prepayments	$116,309	$93,364

Commission costs are calculated as a percentage of sales for Acuity sales within the Measurement Segment and paid to both internal and external sales representatives. The Company accrues for the commission expense at the time of sale and pays the commission to the sales representative once customer payment is collected. These amounts are recorded within general, administrative and sales expense.

Cash and Cash Equivalents

The Company generally invests its excess cash in money market funds. The Company's investment policy also allows for cash to be invested in investment grade highly liquid securities, and the Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. The Company's cash consists of demand deposits in large financial institutions and money market funds. At times, balances may exceed federally insured limits. As of May 31, 2022 and May 31, 2021, the Company had cash and cash equivalents of $1,050,910 and $4,032,690, respectively.

Accounts Receivable, net

Accounts receivable arise from granting credit to customers in the normal course of business, are unsecured and are presented net of an allowance for doubtful accounts.  The Company maintains credit limits for all customers based on several factors, including but not limited to financial condition and stability, payment history, published credit reports and use of credit references. Management performs various analyses to evaluate accounts receivable balances to ensure recorded amounts reflect estimated net realizable value. This review includes using accounts receivable aging reports, other operating trends and relevant business conditions, including general economic factors, as they relate to each of the Company's domestic and international customers. In the event there is doubt about whether a customer account is collectible, a reserve is recorded. If these analyses lead management to the conclusion that a customer account is uncollectible, the balance will be directly charged to bad debt expense.

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

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixtures, and equipment; three years for vehicles; and the lesser of the remaining lease term or useful life for leasehold improvements.

Property and Equipment Held for Sale, net

Property and equipment held for sale are stated at the lower of cost less depreciation or expected net realizable value. Depreciation is computed using the straight-line method over estimated useful lives of 25 years for building improvements. Expenditures for maintenance and repairs are charged to expense as incurred and are recorded within selling, general and administrative expenses on the consolidated statement of operations.

The Company owned a two story 35,050 square foot building in an industrial zone that was listed for sale in December 2020. On November 10, 2021, the Company sold the building located at 2451 NW 28th Avenue, Portland, OR 97210 for $5,100,000 with net proceeds of $4,753,724. The Company recorded a gain on sale of property and equipment totaling $4,598,095 on its consolidated statement of operations. Assets held for sale as of May 31, 2021 are associated with this property, and therefore, not included in assets held for sale as of May 31, 2022. The Company previously leased this property to two lessees, as described further in Note 12 – Leases. As such, this lease has been terminated as of May 31, 2022.

The Company owns two industrial office buildings totaling 11,667 sq. feet located at 2765 NW Nicolai Street, Portland, OR 97210 that were listed for sale in November 2021. Assets held for sale as of May 31, 2022 are associated with these properties. The Company currently occupies part of this property and leases a portion to a third party, as described further in Note 12 – Leases. A potential sale transaction would be structured as a sale-leaseback, as the Company occupies approximately 75% of the buildings.

As of the fiscal years ended May 31, 2022 and 2021, property and equipment held for sale consisted of the following:

	Fiscal Year Ended May 31,
	2022	2021
Land	$159,000	$140,000
Buildings and improvements	1,616,250	246,135
Total assets hold for sale	1,775,250	386,135
Less accumulated depreciation	(1,341,840)	(211,288)
Property and equipment, net	$433,410	$174,847

On July 15, 2022, subsequent to the Company’s fiscal year end, the Company executed the sale and leaseback of these assets. See further discussion in Note 20 – Subsequent Events.

Leases

On June 1, 2019, the Company adopted ASC 842, Leases (“ASC 842”), using the modified retrospective approach and electing the option to not apply the guidance to comparative periods, which continue to be presented under the accounting methods in effect for those periods.

To determine whether a contract is or contains a lease, the Company determines at contract inception whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If the contract provides for the right to obtain substantially all of the economic benefit from, and direct the use of, the leased asset, the Company recognizes a right-of-use asset and lease liability upon contract inception. The initial carrying value of the operating lease liability is determined by calculating the present value of future lease payments under the contract. The Company considers the future lease payments under the original terms of the contract, along with explicitly enumerated renewal periods where management is reasonably certain that such renewal options will be exercised.

In order to calculate the right-of-use asset and lease liability for an operating lease, ASC 842 requires that a lessee apply a discount rate equal to the rate implicit in a lease whenever such a rate is readily determinable. The Company’s lease agreements do not provide a readily determinable implicit rate, nor is this rate available from our leasing counterparties. Consequently, the Company estimates an incremental borrowing rate to determine the present value of the lease payments. This incremental borrowing rate represents the Company’s estimate of an interest rate that the Company would be able to obtain from a lender to borrow, on a collateralized basis, over a similar term to obtain an asset of similar value.

Intangible Assets

Definite-lived and indefinite-lived intangible assets arising from business combinations include patented technology, proprietary recipes, websites and trademarks and trade names. Definite-lived intangible assets are amortized over the estimated period during which the asset is expected to contribute directly or indirectly to future cash flows. Intangible assets that are considered to be indefinite-lived are not amortized.

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold, and use is based on the amount by which the carrying value exceeds the fair value of the asset.

Advertising Costs

Advertising costs included in general, administrative and sales, are expensed when the advertising first takes place. Advertising expense was $38,628 and $63,635 for the years ended May 31, 2022, and 2021, respectively.

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

Restricted Stock Units

Service-based restricted stock units (“RSUs”) are granted to key employees and members of the Company's Board of Directors. Service-based RSUs generally fully vest on the first anniversary date of the award.

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

Each year the Company files income tax returns in the various taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company's consolidated financial statements in accordance with ASC 740. The Company applies this guidance by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.

Earnings (Loss) Per Share

Pursuant to ASC 260, Earnings Per Share, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting periods.

Diluted net loss per share is based on the weighted average number of shares outstanding during the periods plus the effect, if any, of the potential exercise or conversion of securities, such as warrants and restricted stock units that would cause the issuance of additional shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders during the periods listed in the consolidated statements of operations, the weighted average number of shares are the same for both basic and diluted net loss per share due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive. An anti-dilutive impact is an increase in earnings per share or a decrease in net loss per share that would result from the conversion, exercise, or issuance of certain contingent securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. Cash held by the Company, in financial institutions, regularly exceeds the federally insured limit of $250,000. With respect to continuing operations, the Company is not dependent on any one or a few major customers. See further information in Note 18 – Customer Concentration.

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820, Fair Value Measurements and Disclosures provides a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The level in the hierarchy within which the fair value measurement in its entirety falls is based upon the lowest level of input that is significant to the fair value measurement as follows:

•	Level 1 — inputs are based upon unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2 — inputs are based upon quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Assets measured at fair value on a non-recurring basis include tangible and intangible assets. Such assets are reviewed annually for impairment indicators. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3).

The carrying amounts of the Company’s financial instruments, which include accounts receivables, customer deposits, accounts payable and accrued expenses, approximate their fair values, principally due to their short-term nature, maturities or nature of interest rates.

Recently Issued Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the new standard to determine the potential impact on its financial condition, results of operations, cash flows, and financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU adds to US GAAP an impairment model known as the current expected credit loss (CECL) model, which is based on expected losses rather than incurred losses. The objectives of the CECL model are to: (1) reduce the complexity in US GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments, (2) eliminate the barrier to timely recognition of credit losses by using an expected loss model instead of an incurred loss model, (3) require an entity to recognize an allowance of lifetime expected credit losses, and (4) not require a specific method for entities to use in estimating expected credit losses. This ASU will be effective for fiscal years beginning after December 15, 2022. An entity should apply the amendment on a prospective basis at the beginning of the interim period that includes the adoption date. The Company is currently evaluating the new standard to determine the potential impact on its financial condition, results of operations, cash flows, and financial statement disclosures.

NOTE 4 – ASSETS HELD FOR SALE AND OPERATIONS CLASSFIED AS DISCONTINUED OPERATIONS

On April 14, 2022, the Company announced its intention to focus on the Ice Cream Segment as its core business and simultaneously launch a strategic review of the Company’s Measurement Segment, including the Xact and Acuity business lines. Management anticipates disposing of the Measurement Segment through multiple transactions involving the sale of legal entities, assets, or a combination thereof. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the Company determined that the Xact business line met the conditions for a discontinued operation and is recorded as such in the consolidated financial statements. The Company reports financial results for discontinued operations separately from continuing operations in order to distinguish the financial impact of the potential disposal transaction from ongoing operations.

The following table presents the Company’s consolidated assets and liabilities recorded in “Assets held for sale as discontinued operations” and “Liabilities held for sale as discontinued operations,” respectively, on the Company’s consolidated balance sheets as of May 31, 2022 and 2021:

	Fiscal Year Ended May 31,
	2022	2021
ASSETS
Current assets
Accounts receivable, net	$382,361	$425,778
Inventories	282,845	301,888
Total current assets	665,206	727,666
Property and equipment, net	452	651
Leasehold, utilities, and ERP deposits	394,676	110,253
Intangible assets, net	87,152	187,603
TOTAL ASSETS	$1,147,486	$1,026,173

LIABILITIES
Current liabilities
Accounts payable	$180,613	$1,783
Accrued payroll liabilities	4,545	12,948
Total current liabilities	185,158	14,731
TOTAL LIABILITIES	$185,158	$14,731

The following table presents the Company’s net income from discontinued operations for the years ended May 31, 2022 and 2021:

	Fiscal Year Ended May 31,
	2022	2021
Net sales	$2,069,496	$2,263,891
Cost of revenue	1,130,050	1,057,810
Gross profit	939,446	1,206,081
Operating expenses
General, administrative and sales	514,338	647,061
Research & development	—	13,529
Total operating expenses	514,338	660,590
Operating income	425,108	545,491
Income before income taxes	425,108	545,491
Income tax provision (benefit) from discontinued operations	—	—
Income from discontinued operations, net of tax	$425,108	$545,491

On May 17, 2022, the Company announced that it had entered into a letter of intent to sell all assets related to its Xact business line. As noted in Note 20 – Subsequent Events, on June 16, 2022, the Company announced that the letter of intent had been terminated.

NOTE 5 – AMPLE HILLS BUSINESS ACQUISITION

On July 9, 2020, the Ample Hills Acquisition LLC entered into an agreement to acquire Ample Hills Holdings, Inc. and Ample Hills Creamery, Inc. and their subsidiaries (collectively the “Ample Hills Entities”). The Ample Hills Entities were a debtor-in-possession under title 11 of the United States Code, 11 U.S.C. § 101 et seq. pursuant to voluntary petitions for relief filed under Chapter 11 of the Bankruptcy Code on March 15, 2020. The acquisition was conducted through a bankruptcy court-supervised process subject to bidding procedures and certain closing conditions.

The terms of the agreement provided that the Company acquired select assets and liabilities of the Ample Hills Entities for a base purchase price of $1,000,000. Pursuant to the agreement, the Company also paid an additional $713,404 to certain landlords of the Ample Hills Entities in exchange for the right to assume existing retail leases. The Company incurred $125,167 in transaction costs related to acquisition, which were recorded as operating expenses on income statement. Payment of the base purchase price, cure payments, and transaction costs was funded using cash on-hand as of the acquisition date.

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

Under ASC 805, any excess of the fair value of the purchase consideration over the identified net assets is to be recorded as goodwill; conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recorded as a bargain purchase gain. The excess of the aggregate fair value of the identifiable net assets acquired over the total purchase price was $1,138,808, which was recorded as a bargain purchase gain on the accompanying consolidated statement of operations for the fiscal year ended May 31, 2021. The bargain purchase gain was primarily due to the fair value of the identifiable intangible assets acquired. The purchase price allocation has been finalized as of May 31, 2021, within the measurement period, and no further adjustments will be made.

The following table summarizes the Company’s purchase price allocation for the acquisition of Ample Hills:

Purchase Price
Cash paid to sellers	$1,000,000
Cure payments	713,404
Total purchase price	$1,713,404

Purchase Price Allocation
Assets Acquired
Right-of-use operating lease assets	$10,645,098
Website	25,445
Tradename and trademarks	903,422
Proprietary recipes	146,739
Security deposits	225,180
Machinery and equipment	564,553
Leasehold improvements	815,798
Inventory	632,100
Total assets acquired	$13,958,335

Liabilities Assumed
Lease liabilities	$10,645,098
Deferred tax liability	405,688
Customer deposits	20,204
Gift card liabilities	35,133
Total liabilities assumed	11,106,123
Net assets acquired	2,852,212
Gain on bargain purchase	$1,138,808

NOTE 6 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	Fiscal Year Ended May 31,
	2022	2021
Receivables	$838,825	$775,431
Less: allowance for doubtful accounts	(87,274)	(46,564)
Accounts receivable, net	$751,551	$728,867

NOTE 7 – INVENTORIES, NET

Inventories, net consisted of the following:

	Fiscal Year Ended May 31,
	2022	2021
Raw materials	$905,376	$607,825
Work-in-process	64,390	35,160
Finished goods	574,645	687,488
Total inventory	1,544,411	1,330,473
Inventory reserves	(100,882)	(79,051)
Inventory, net	$1,443,529	$1,251,422

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	Fiscal Year Ended May 31,
	2022	2021
Land	$—	$159,000
Buildings and improvements	2,072,231	2,989,140
Furniture, fixtures and equipment	2,051,722	1,787,264
Total plant and equipment	4,123,953	4,935,404
Less accumulated depreciation	(1,176,325)	(2,112,038)
Property and equipment, net	$2,947,628	$2,823,366

Depreciation expense for the fiscal years ended May 31, 2022 and 2021 was $414,250 and $421,864, respectively.

NOTE 9 - INCOME TAXES

Effective Tax Rate

The effective tax rate for Fiscal 2022 and Fiscal 2021 was (0.59%) and 4.7%, respectively. The effective tax rate on consolidated net loss for Fiscal 2022 and Fiscal 2021 differs from the federal statutory tax rate primarily due to changes in the deferred tax valuation allowance and the impact of certain expenses not being deductible for income tax reporting purposes.

The provision for income taxes for the fiscal years ended May 31, 2022 and 2021 was as follows:

	Fiscal Year Ended May 31,
	2022	2021
Current provision for continued operations	$19,197	$(403,666)
Current provision for discontinued operations	—	—
Deferred provision	5,167,143	2,203,268
Change in valuation allowance	(5,167,143)	(2,203,268)
Total provision for income taxes	$19,197	$(403,666)

Deferred tax assets are comprised of the following components as of May 31, 2022 and 2021:

	Fiscal Year Ended May 31,
	2022	2021
Basis difference for assets	$(55,507)	$(541,015)
Inventory related items	38,912	30,910
Lease right-of-use assets	321,405	197,573
Other reserves and liabilities	260,068	163,348
Net operating loss carryforward	4,228,721	3,333,873
General business and other credit carry forward	373,544	450,252
Gross deferred tax assets	5,167,143	3,634,941
Deferred tax asset valuation allowance	(5,167,143)	(3,634,941)
Net deferred tax assets	$—	$—

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial deferred tax asset related to temporary differences between book and tax basis of assets and liabilities and net operating loss carryforwards. During the fiscal year ended May 31, 2022, the Company increased its valuation allowance by $1,532,202 due to the increase in net operating loss carryforwards generated by the Fiscal 2022 results. During the fiscal year ended May 31, 2021, the Company increased its valuation allowance $2,203,268. The Company has provided a full valuation allowance against all of its deferred tax assets as the recent losses from continuing operations have been given more weight than projected future income when determining the need for a valuation allowance.

The Company has federal net operating loss carryforwards of $14,532,066 which begin to expire in 2037 along with the federal general business and other credit carryforwards. The Company has state net operating loss carryforwards of $19,984,566 which begin to expire in 2031.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax loss due to the following:

	Fiscal Year Ended May 31,
	2022	2021
Statutory federal rate	21.00%	21.0%
State Taxes, net of federal benefit	12.37%	5.8%
Change in deferred tax valuation allowance	(47.06)%	(25.8)%
Bargain Gain	—%	4.8%
R&D tax credits	—%	—%
Effect of foreign income tax rates	—%	—%
State minimum taxes	—%	(0.1)%
Permanent and other differences	13.10%	(1.0)%
Effective Tax Rate	(0.59)%	4.7%

Interest and penalties associated with uncertain tax positions are recognized as components of the Provision for income taxes. There was no liability for payment of interest and penalties as of May 31, 2022 and May 31, 2021. Several tax years are subject to examination by major tax jurisdictions. In the United States, federal tax years for the years ended May 31, 2019 and after are subject to examination.

NOTE 10 – STOCK OPTIONS AND STOCK-BASED COMPENSATION

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

There were no options granted during the fiscal years ended May 31, 2022 and 2021 and the Company had outstanding stock options to purchase 22,500 shares of Common Stock as of May 31, 2022 and 2021. All outstanding options are fully vested and exercisable with a weighted-average exercise price of $1.70. As all options outstanding as of May 31, 2022 and 2021 were fully vested, the Company did not record any additional stock-based compensation expense during the fiscal years ended May 31, 2022 and 2021.

Options granted, exercised, canceled and expired under the Company's stock-based comp ensation plans during the fiscal years ended May 31, 2022 and 2021 are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable - May 31, 2020	22,500	$1.70	6.9	$38,250
Options granted	—	—
Options exercised	—	$—
Options forfeited/canceled	—	$—
Options outstanding and exercisable - May 31, 2021	22,500	$1.70	5.8	$38,250
Options granted	—	—
Options exercised	—	$—
Options forfeited/canceled	—	$—
Options outstanding and exercisable - May 31, 2022	22,500	$1.70	4.8	$38,250

Restricted Stock Units

Service-based RSUs are granted to key employees and members of the Company's Board of Directors. Service-based RSUs generally fully vest on the first anniversary date of the award.

During the fiscal year ended May 31, 2021, there were 76,315 service-based RSUs granted. The total fair value of the RSUs at grant date was $372,717. Of the service-based RSUs outstanding, 97,225 units vested, and no units canceled.

During the fiscal year ended May 31, 2022, there were 19,286 service-based RSUs granted. The total fair value of the RSUs at grant date was $86,463. Of the service-based RSUs outstanding, 35,330 units vested, and 7,860 units canceled. RSU activity under the Company's stock-based compensation plans during the fiscal year ended May 31, 2022 and 2021 are summarized as follows:

	Number of Units	Weighted- Average Price at Grant Date	Aggregate Intrinsic Value
Non-vested restricted stock units – May 31, 2020	55,147	$3.28	$180,882
Restricted stock units granted	76,315	4.88	372,717
Restricted stock units vested	(97,225)	4.03	(392,199)
Non-vested restricted stock units – May 31, 2021	34,237	$4.71	$161,400
Restricted stock units granted	19,286	4.48	86,463
Restricted stock units forfeited	(7,860)	5.60	(44,018)
Restricted stock units vested	(35,330)	4.33	(153,018)
Non-vested restricted stock units – May 31, 2022	10,333	$4.92	$50,827

During fiscal years ended May 31, 2022 and 2021, total restricted stock unit compensation expense recognized was $119,398 and $266,545, respectively, and has been recorded as general, administrative and sales expense in the Consolidated Statements of Operations. Stock compensation expense related to non-vested restricted stock units with a time vesting condition was $40,436 and $81,385 for the years ended May 31, 2022 and 2021, respectively.

NOTE 11 – WEIGHTED-AVERAGE SHARES AND RECONCILIATION

For the fiscal years ended May 31, 2022 and May 31, 2021, potentially dilutive securities consisted of options of 22,500 shares of Common Stock at $1.70 per share. Of these potentially dilutive securities, none of the shares of Common Stock underlying the options are included in the computation of diluted earnings per share because the Company incurred a net loss from continuing operations. In periods when a net loss is incurred in continuing operations, no Common Stock equivalents are included in the calculation of diluted net income or loss from discontinued operations or overall Company net income or loss since they are antidilutive. As such, all stock options outstanding are excluded from the computation of diluted net income in those periods.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for loss from continuing operations for fiscal years ended May 31, 2022 and 2021, respectively:

	Net	Weighted-Avg	Per Share
	(Loss) Income	Shares	Amount
Fiscal year ended May 31, 2022
Basic earnings per share from continuing operations			$(0.97)
Loss available to stockholders	$(3,708,844)	3,808,446	—
Loss available to common stockholders	$(3,708,844)	3,808,446	$(0.97)

Basic earnings per share from discontinued operations			$0.11
Income available to stockholders	$425,108	3,808,446	—
Income available to common stockholders	$425,108	3,808,446	$0.11
Fiscal year ended May 31, 2021
Basic earnings per share from continuing operations			$(2.29)
Loss available to stockholders	$(8,635,163)	3,765,783
Loss available to common stockholders	$(8,635,163)	3,765,783	$(2.29)

Basic earnings per share from discontinued operations			$0.15
Income available to stockholders	$545,491	3,765,783	—
Income available to common stockholders	$545,491	3,765,783	$0.15

NOTE 12 - LEASES

As a Lessor

On November 22, 2019, the Company entered into a commercial lease agreement in which Tosei America, Inc. leased the Company's building located at 2451 NW 28th Avenue, Portland, OR 97210 for a monthly fee of $23,282 over a term of 120 months. The Company elected to apply the practical expedient to not separate lease and non-lease components, and has presented property revenues as other income, based upon the lease being the predominant component of the arrangement. The Company sold this property on November 10, 2021, and is no longer a party to the lease as of that date.

On October 1, 2020, the Company entered into a commercial lease agreement in which Humboldt Street Collective, LLC will lease the Company's building located at 2765 NW Nicolai Street, Portland, OR 97210 for a monthly fee of $3,185 over a term of 62 months. As discussed in Note 20 – Subsequent Events, the Company executed the sale and leaseback of this building on July 15, 2022, and therefore is no longer a lessor under this arrangement.

On December 1, 2020, the Company entered into a commercial lease agreement in which Humboldt Street Collective, LLC, leased a portion of the Company’s building located at 2451 NW 28th Avenue, Portland, OR 97210 for a monthly fee of $4,596 for a term of 59 months.

As of May 31, 2022, minimum future lease payments receivable are as follows:

Years Ending May 31,
2023	97,807
2024	100,742
2025	103,764
2026	47,585
Total undiscounted cash flows	$349,898

As a Lessee

In connection with the acquisition of Ample Hills, the Company assumed multiple real estate leases for retail store locations and a manufacturing facility, all of which are classified as operating leases under ASC 842. The Company has since entered into three additional retail lease agreements which commenced during the fiscal year ended May 31, 2022, all of which are classified as operating leases under ASC 842.

The Company’s operating leases contain varying terms and expire at various dates through 2042. Lease expenses under fixed term leases were $1,843,932 and $1,438,502 for the years ended May 31, 2022 and 2021, respectively.

Certain of the Company’s operating leases contain variable lease payments related to certain performance targets by the Company at the respective store locations. These variable leases costs are recognized as incurred in accordance with ASC 842.

The Company’s future minimum lease payments required under operating leases that have commenced as of May 31, 2022 were as follows:

Years Ending May 31,
2023	$2,047,329
2024	2,030,688
2025	1,993,618
2026	1,782,111
2027	1,412,915
Thereafter	11,184,613
Total lease payments	20,451,274
Less: imputed interest	(5,067,423)
Present value of future lease payments	15,383,851
Less: current portion of long-term lease liabilities	(1,474,463)
Long-term lease liabilities, net of current portion	$13,909,388

The weighted-average remaining lease term and weighted-average discount rate for operating leases that have commenced as of May 31, 2022 are as follows:

as of May 31, 2022
Weighted-average remaining lease term (years)	11.28
Weighted-average discount rate	4.56%

NOTE 13 – LONG-TERM DEBT

Paycheck Protection Program Loan

On March 21, 2020, the Coronavirus Aid Relief and Economic Security Ace (“CARES ACT”) was enacted. The CARES ACT established the Paycheck Protection Program (“PPP”) which provides funding to eligible businesses through federally-guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and accrued interest if the proceeds are used for eligible costs, which include, but are not limited to, payroll, benefits, mortgage, lease, and utility expenses.

The Company received three PPP loans during Fiscal 2021, two of which were forgiven during the year ended May 31, 2022. The remaining outstanding PPP loan is as follows:

	Loan Amount	Issuance Date	Maturity Period	Interest Rate
Second Draw PPP Loan (Ample Hills)	$2,000,000	April 6, 2021	5 years	1.0%
Total PPP Loan Balance	$2,000,000

The first two loans (both of which were forgiven during Fiscal 2022 and therefore excluded from the table) were granted on July 30, 2020 (collectively the “First Draw PPP Loans”) under two notes payable. Both notes were issued July 30, 2020 and funds were disbursed on August 3, 2020. The third loan was granted and issued on April 6, 2021 (the “Second Draw PPP Loan”) to Ample Hills under a note payable which matures five years from the date of issuance and bears interest annually of 1.0%. Interest is accrued monthly, commencing on the date of issuance. Principal and interest is paid monthly through the maturity date, commencing on April 6, 2021 for the Second Draw PPP Loan, unless forgiven as described below. The note may be prepaid at any time prior to maturity with no prepayment penalties. As noted above, Loan proceeds may be used only for eligible expense. Ample Hills has used and intends to use the remaining funds for eligible purposes, including the re-hiring of its workforce. Ample Hills is currently seeking forgiveness of the balance of the Second Draw PPP Loan.

Forgiveness of the Second Draw PPP Loan is available for principal that is used for the limited purposes that qualify for forgiveness under the requirements of the Small Business Administration (“SBA”), in addition to accrued interest. To obtain forgiveness, the Company must request it, provide documentation in accordance with SBA requirements and certify that the amounts requested to be forgiven qualify under those requirements. There is no guarantee that the remaining Second Draw Loan will be forgiven by the SBA and therefore, the Company has recorded a $2,000,000 loan payable on the consolidated balance sheet as of the end of May 31, 2022. Of this amount, $503,219 has been recorded as a current liability to reflect the amount due within the twelve months through May 31, 2023.

On August 2, 2021, the Company requested forgiveness of the First Draw PPP Loan and provided documentation in accordance with SBA requirements and certified the amounts requested to be forgiven qualified under the requirements. On August 28, 2021, the Company received correspondence from Bank of America, which included a Notice of Paycheck Protection Program Forgiveness Payment from SBA for a portion of the First Draw PPP Loan in the amount of $588,534. The Company must retain all records for the PPP loan for six years from the date the loan is forgiven. Additionally, subsequent to receiving the First Draw PPP Loan in fiscal 2021, the Company repaid $264,476. During the twelve months ended May 31, 2022, Bank of America returned this payment to the Company as a result of a portion of the First Draw PPP loan being forgiven.

On December 15, 2021 and December 22, 2021, respectively, for the remaining portion of the First Draw PPP Loan and the Second Draw PPP Loan, the Company provided documentation in accordance with SBA requirements and certified the amounts requested to be forgiven qualified under the requirements. During the twelve months ended May 31, 2022, the Company received notification that the remaining First Draw PPP Loan had been forgiven by the SBA and subsequently recognized a $2,059,556 gain on the forgiveness of this loan.

Although the Company has applied for forgiveness of the entire Second Draw PPP Loan, there is no guarantee that the loan will be forgiven by the SBA.

Interest expense on the PPP loans during the years ended May 31, 2022 and 2021 was $42,713 and $19,038, respectively. As of May 31, 2022 and May 31, 2021 there was $2,000,000 and $3,795,080 outstanding under the PPP loans, respectively.

Related Party Promissory Note

On August 7, 2021, the Company received The Commitment Letter to Schmitt Industries (“Commitment”) from an entity affiliated with our CEO. The Commitment states that Sententia Capital Management LLC or its affiliated entities will provide additional capital as required to Schmitt up to $1,300,000 for the Company’s operations as needed through February 28, 2023. On April 13, 2022, the Company formalized drawdown terms and extended the maturity date on the loan through the maturity date which was October 28, 2023. Drawdown terms include: 1.0% origination fee, 18-month term after drawdown, and an 8.0% payment-in-kind interest rate. Interest expense on the promissory note for the fiscal years ended May 31, 2022 and 2021 was $4,115 and $0, respectively. As of May 31, 2022 and May 31, 2021 there was $1,000,000 and $0 outstanding under the promissory note, respectively.

As of May 31, 2022 and 2021, respectively, the Company had the following current and long-term liabilities recorded for their debt obligations:

	Fiscal Year Ended May 31,
	2022	2021
Current portion	$503,219	$541,691
Long-term portion	2,496,781	3,253,389
Total	$3,000,000	$3,795,080

Principal payments of outstanding long-term debt as of May 31, 2022 are as follows:

Year ending May 31:
2023	$503,219
2024	1,512,389
2025	513,380
2026	471,012
Total principal payments	$3,000,000

NOTE 14 – INTANGIBLE ASSETS

 Intangible assets include the Company’s website and proprietary recipes for its Ice Cream Segment. These assets are amortized over their estimated useful lives ranging from three to ten years.

As of May 31, 2022 and May 31, 2021, for the Ice Cream Segment, the gross carrying value of amortizable intangible assets was $172,184, and accumulated amortization was $44,995 and $22,062, respectively. Amortization expense for the Ice Cream Segment for the years ended May 31, 2022 and May 31, 2021 was $22,933 and $22,062, respectively. The weighted-average remaining amortization period for Ice Cream Segment intangible assets was 7.59 years as of May 31, 2022.

 The following table presents the major components of finite-intangible assets which are subject to amortization as of May 31, 2022 and May 31, 2021:

As of May 31, 2022	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets subject to amortization:
Ice Cream Segment
Proprietary recipes	10	$146,739	$28,555	$118,184
Company website	3	25,445	16,440	9,005
Ice Cream Segment finite-lived intangible assets		$172,184	$44,995	$127,189

As of May 31, 2021	Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets subject to amortization:
Ice Cream Segment
Proprietary recipes	10	$146,739	$13,934	$132,805
Company website	3	25,445	8,128	17,317
Ice Cream Segment finite-lived intangible assets		$172,184	$22,062	$150,122

Estimated amortization expense for each of the following years is as follows:

Year Ending May 31,
2023	$22,933
2024	15,313
2025	14,621
2026	14,621
2027	14,621
Thereafter	45,080
Total expected amortization expense	$127,189

During the fourth quarter of fiscal 2021, the Company made an evaluation based on factors such as changes in the Ice Cream segment’s growth rate and recent trends in the Ice Cream segment’s forecasted financial information, and concluded that a triggering event for an interim impairment analysis had occurred. As part of qualitative assessment, it was determined that the carrying value of the Ample Hills Tradename exceeded its estimated fair value. The Tradename was valued using the relief-from-royalty method – a variation of the income approach – which was used for the initial valuation of the Tradename in connection with the Company’s acquisition of Ample Hills. Due to a reduction in estimated total enterprise value as a result of the change in financial projections, there is no incremental fair value to allocate to the tradename. Therefore, the Company recognized an impairment loss in the amount of $903,422, which equals the total carrying value of the Tradename as of the testing date.

NOTE 15 – SEGMENT INFORMATION

 Presented below is certain information by reportable segment. The Company uses the same accounting policies for each reportable segment as it uses for the Company as a whole.

Segment Information

	Fiscal Year Ended, May 31,
	2022		2021
	Ice Cream	Measurement	Ice Cream*	Measurement
Net revenue	$8,315,486	$1,577,724	$4,043,436	$1,557,023
Gross margin	$4,426,579	$641,992	$1,591,207	$473,474
Gross margin %	53.2%	40.7%	39.4%	30.4%
Operating Expenses	$12,019,919	$3,664,538	$9,411,447	$3,084,856
Operating loss	$(7,593,342)	$(3,022,544)	$(7,820,240)	$(2,611,382)
Depreciation expense	$395,071	$19,179	$377,641	$44,223
Amortization expense	$22,933	$—	$22,062	$—
Capital expenditures	$967,757	$29,148	$1,382,959	$21,871

(*) Ice Cream Segment activity for Fiscal 2021 includes activities from the date of acquisition (July 9, 2020) through May 31, 2021.

Segment Assets

	Fiscal Year Ended May 31,
	2022	2021
Segment assets to total assets
Ice Cream Segment	$10,463,502	$10,713,832
Measurement Segment	2,245,663	2,565,701
Corporate assets	10,130,131	7,894,397
Total assets	$22,839,296	$21,173,930

All of the Company’s operations for both the Ice Cream Segment and the Measurement Segment are conducted within North America.

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company adopted the Schmitt Industries, Inc. 401(k) Profit Sharing Plan & Trust effective June 1, 1996. Employees must meet certain age and service requirements to be eligible. Participants may contribute up to 15% of their eligible compensation which may be partially matched by the Company. The Company may make further contributions in the form of a profit-sharing contribution or a discretionary contribution. The Company made matching contributions in conjunction with employee contributions to the plan totaling $43,761 and $55,005 during the years ended May 31, 2022 and 2021, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

In a transaction related to the acquisition of Schmitt Measurement Systems, Inc., formerly TMA Technologies, Inc. ("TMA"), the Company established a royalty pool and vested in each shareholder and debt holder of the acquired company an interest in the royalty pool equal to the amount invested or loaned including interest payable through March 1995. The royalty pool is funded at 5% of net revenues (defined as gross sales less returns, allowances and sales commissions) of the Company's surface measurement products and future derivative products developed by Schmitt Industries, Inc., which utilize these technologies. As part of the royalty pool agreement, each former shareholder and debt holder released TMA from any claims with regard to the acquisition except their rights to future royalties. Royalty expense applicable to the fiscal years ended May 31, 2022 and 2021 amounted to $19,429 and $32,106, respectively.

In Fiscal 2020, the Company determined that it was more likely than not that the Company had a pre-existing tax liability related to prior periods. The Company has analyzed the liability and estimated it to be $265,349 and accordingly, the Company recognized estimated liability in operating expenses in Fiscal 2020 and recorded an accrual for the liability. Management has evaluated the exposure related to this matter and believes that the remaining liability is its best estimate as of May 31, 2022.

NOTE 18 – CUSTOMER CONCENTRATION

With respect to the Company’s consolidated net revenues from continuing operations, the Company is not dependent on any one or a few major customers. The Company had one customer that accounted for 17.8% and 2.9% of accounts receivable, net as of May 31, 2022 and 2021, respectively.

With respect to discontinued operations, the Company had one customer that accounted for 11.2% and 15.4% of consolidated net revenues for the years ended May 31, 2022 and 2021, respectively. The Company had one customer that accounted for 43.3% and 25.0% of accounts receivable, net as of May 31, 2022 and 2021, respectively.

NOTE 19 – OUT-OF-PERIOD ADJUSTMENTS

During Fiscal 2022, the Company recorded an out-of-period adjustment of $72,000 to record additional leasehold security deposits that were acquired in the Ample Hills business acquisition. The adjustment resulted in an increase to leasehold security deposits of $72,000 and an increase to other income of $72,000. Management evaluated the impact of this out-of-period adjustment and concluded that it is not material to any current or prior annual periods.

During Fiscal 2021, the Company recorded an out-of-period adjustment related to the manner in which the Company calculated and recorded market-based stock-based compensation expense. The impact of this adjustment resulted in a decrease to stock-based compensation expense of $243,187 for the year ended May 31, 2021 and a decrease to common stock of $243,187 as of May 31, 2021. Management evaluated the impact of this out-of-period adjustment and concluded that it is not material to any current or prior annual periods.

NOTE 20 – SUBSEQUENT EVENTS

On June 2, 2022, the Company announced that it entered into an agreement for the sale of its Nicolai Street real estate for $3,268,533 net proceeds. The transaction closed on July 15, 2022 and was structured as a sale-leaseback in which the Company agreed to lease a portion of the building from the buyer-lessor for a period of five years.

On June 16, 2022, the Company announced a new Ample Hills retail lease in Manhattan's historic Greenwich Village.

On June 16, 2022, the Company announced that the Board of the Company did not approve the proposed transaction involving the sale of the Xact business line, and that the letter of intent for the proposed transaction had been formally terminated.

On July 20, 2022, the Company announced that it entered into a non-binding term sheet which contemplates the potential reverse merger with Proton Green, LLC and the spin-off of Schmitt’s Ample Hills business to pre-merger shareholders of Schmitt’s common stock. It is contemplated that Proton Green would become a wholly owned subsidiary of Schmitt, the Company would be renamed “Proton Green Corporation”, and the common stock would continue to trade on the Nasdaq under a new symbol. If consummated, Ample Hills would become a standalone entity and the newly merged company would retain any remaining components of the SMS business.

On September 17, 2022, the Company received notice of termination of the previously announced non-binding term sheet with Proton Green, LLC (“Proton Green”) regarding the reverse merger with Proton Green and spin-off of Schmitt’s Ample Hills business.

On September 20, 2022, the Company determined that the Company’s previously-issued condensed consolidated interim financial statements included in the associated Form 10-Qs for the periods ended August 31, 2021, November 30, 2021 and February 28, 2022, including the comparative periods, should no longer be relied upon due to certain errors in the ineffective application of cut-off procedures resulting primarily in the exclusion of certain general and administrative expenses from the statement of operations in the Company’s interim financial statements during the fiscal year ended May 31, 2022. On October 12, 2022, the Company filed Form 10-Q/A’s for each respective interim period with restated interim financial statements reflecting adjustments recorded to correct the errors.

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

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2022.

Our CEO and CFO concluded that we have a material weakness in internal control over financial reporting due to deficiencies in the design and operation of internal controls over the application of cut-off procedures to identify and accrue liabilities, as well as insufficient and imprecise management review controls in the financial close process relating to the accounting for accounts payable, expense classification, accrued liabilities, and inventory.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and CFO have concluded that, as of May 31, 2022 the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Remediation of Material Weaknesses

Management has developed a remediation plan in response to the material weaknesses   identified. During Fiscal 2022, management hired additional experienced accounting personnel and continued to leverage external accounting resources to strengthen the financial close and reporting process so as to more effectively detect such misstatements in a more timely fashion. The Company overhauled its entire accounts payable team and hired experienced personnel to record invoices in accordance with Generally Accepted Accounting Principles. The Company intends to continue strengthening its internal accounting resources while utilizing an external consulting firm to support public reporting requirements.

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

Notwithstanding the identified material weaknesses, management believes that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

In the prior fiscal year ending May 31, 2021, the Company acquired the Ample Hills business. As of May 31, 2022, management has expanded the head count in the accounting and finance department and integrated the new business line into the Company's overall internal control environment. Further, management has performed a thorough review of processes and procedures to ensure appropriate segregation of duties and controls in the financial closing process related to stock-based compensation, accounts receivable, sales taxes, depreciation of property and equipment, and earnings per share, are in place to improve the internal control environment. Management will continue to focus on remediating   the remaining identified material weaknesses and anticipates completing these efforts by the end of the fiscal year ending May 31, 2023.

During Fiscal 2021, the Company identified an error in its recording of market-based stock compensation, and recorded an adjustment to the Consolidated Balance Sheet as of May 31, 2021, the Consolidated Statement of Operations and Comprehensive Income (Loss) and the Consolidated Statement of Changes in Stockholders Equity for the periods then ended.

Other than the above referenced matter, and the matter described in the Remediation of Material Weakness section above, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended May 31, 2022 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Certain information required by Part III is included in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the Company’s Proxy Statement relating to the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the Company’s Proxy Statement relating to the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Company’s Proxy Statement relating to the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the Company’s Proxy Statement relating to the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the Company’s Proxy Statement relating to the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(4)	Financial Statements

(1)	Consolidated Balance Sheets as of May 31, 2022 and 2021

(2)	Consolidated Statements of Operations for the years ended May 31, 2022 and 2021

(3)	Consolidated Statements of Cash Flows for the years ended May 31, 2022 and 2021

(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended May 31, 2022 and 2021

(5)	Notes to Consolidated Financial Statements for the years ended May 31, 2022 and 2021

(6)	Reports of Independent Registered Public Accounting Firms

(b)	Financial Statement Schedules: All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

I	Exhibits: Reference is made to the list on page 67 and 68 of the Exhibits filed with this report.

INDEX TO EXHIBITS

Exhibits	Description

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

[Form 8-K filed on July 15, 2020, Exhibit 2.1]

*3.1	Second Restated Articles of Incorporation of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1998, Exhibit 3(i)]

*3.2	Articles of Amendment to Articles of Incorporation of Schmitt Industries, Inc. [Form 8-K filed on July 2, 2019, Exhibit 3.1]

*3.3	Articles of Amendment to Articles of Incorporation of Schmitt Industries, Inc. [Form 8-K filed on January 27, 2021, Exhibit 3.1]

*3.3	Second Restated Bylaws of Schmitt Industries, Inc. [Form 10-K for the fiscal year ended May 31, 1998, Exhibit 3(ii)]

*4.1	See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of security holders.

*4.2	Section 382 Rights Agreement, dated as of July 1, 2019, between Schmitt Industries, Inc. and Broadridge Corporate Issuer Solutions, Inc. [Form 8-K filed on July 2, 2019, Exhibit 4.1]

4.3	Amendment to Rights Agreement, dated as of January 25, 2021, between the Corporation and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent. [Form 8-K filed on January 27, 2021, Exhibit 4.1]

4.4	Description of Securities [Form 10-K for the fiscal year ended May 31, 2020, Exhibit 4.3]

*10.1†	Schmitt Industries, Inc. 2014 Equity Incentive Plan. [Appendix A to Schedule 14A filed on August 26, 2014]

*10.2	Asset Purchase Agreement and Stock Purchase Agreement dated October 9, 2019. [Form 8-K filed on October 11, 2019, Exhibit 1.01(A)]

*10.3	Transition Services Agreement, dated November 22, 2019 between the Company and Tosei America, Inc. [Form 8-K filed on November 27, 2019, Exhibit 99.1]

*10.4	Lease Agreement, dated November 22, 2019 between the Company and Tosei America, Inc. [Form 8-K filed on November 27, 2019, Exhibit 99.2]

*10.5†	Employment Agreement for Jamie Schmidt dated January 14, 2020. [Form 8-K filed on January 16, 2020, Exhibit 10.1]

*10.6	Promissory Note, dated August 3, 2020 [Form 10-K for the fiscal year ended May 31, 2020, Exhibit 10.6]

*10.7	Promissory Note, dated August 3, 2020 [Form 10-K for the fiscal year ended May 31, 2020, Exhibit 10.7]

*10.8	Multi-Tenant Net Lease dated October 1, 2020 between Humboldt Street Collective, LLC and Schmitt Industries, Inc. [Form 10-Q for the fiscal quarter ended August 31, 2020, Exhibit 10.1]

*10.9	†	Chief Executive Officer Agreement dated September 30, 2020 between Schmitt Industries, Inc. and Michael R. Zapata. [Form 10-Q for the fiscal quarter ended August 31, 2020, Exhibit 10.2]

*10.10	†	Chief Financial Officer Agreement dated November 16, 2020 between SCHMITT INDUSTRIES, Inc. and Philip Bosco. [Form 10-Q for the fiscal quarter ended November 30, 2020, Exhibit 10.3]

*10.11		Multi-Tenant Net Lease dated December 1, 2020 between Humboldt Street Collective, LLC and Schmitt Industries, Inc. [Form 10-Q for the fiscal quarter ended November 30, 2020, Exhibit 10.4]

*10.12		Real Estate Purchase and Sale Agreement, dated October 14, 2021, between Schmitt Industries, Inc. and Sierra Auto Properties LLC [Form 8-K filed on November 17, 2021, Exhibit 10.1]

*10.13		Secured Grid Promissory Note, dated April 13, 2022, in favor of Sententia Capital Management LLC [Form 10-Q for the fiscal quarter ended February 28, 2022, Exhibit 10.1]

*10.14		Sales Agreement, dated May 20, 2022, between the Company and Roth Capital Partners, LLC [Form 8-K filed May 20, 2022, Exhibit 10.1]

*10.15		Real Estate Purchase and Sale Agreement, dated June 2, 2022, between Schmitt Industries, Inc. and Tofte Farms, LLC. [Form 8-K filed June 7, 2022, Exhibit 10.1]

*14.1		Code of Ethics and Business Conduct. [Form 10-K for the fiscal year ended May 31, 2004, Exhibit 14.1]

21.1		Subsidiaries of Schmitt Industries, Inc. as of May 31, 2021.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†		Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHMITT INDUSTRIES, INC.

By:	/s/ Michael R. Zapata
Michael R. Zapata
President and Chief Executive Officer

Date: October 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 13, 2022.

Signature	Title

/s/ Michael R. Zapata Michael R. Zapata	President and Chief Executive Officer (Principal Executive Officer)

/s/ Philip Bosco Philip Bosco	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Charles Davidson Charles Davidson	Director

/s/ Alexandre Zygnier Alexandre Zygnier	Director