Form 10-K/A
period 2022-05-31
SCHMITT INDUSTRIES INC
filed 2022-10-13
CIK 922612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2022

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

EXPLANATORY NOTE

Schmitt Industries, Inc. (“Schmitt Industries”, “we”, “us” or “our”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2022 (the “Original Filing”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Filing rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Filing is hereby amended and restated as set forth below. We are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and amending Item 15 of Part IV to include such certifications. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Name	Age	Position
Michael R. Zapata(1)	44	President, Chief Executive Officer and Chairman of the Board of Directors
Philip Bosco(2)	53	Chief Financial Officer and Treasurer
Charles Davidson	63	Director and Chairman of the Audit Committee
Steven Strom	59	Director and Chairman of the Nominating and Governance Committee
Alexandre Zyngier(3)	52	Director
Lillian Tung(4)	39	Former Director
(1)	Mr. Zapata was appointed Executive Chairman and President, effective December 1, 2018.

(2)	Mr. Bosco was appointed Chief Financial Officer and Treasurer, effective December 1, 2020.

(3)	Mr. Zyngier was appointed as director to the board of directors in October 2021.

(4)	Ms. Tung resigned as a director in September 2022.

Executive Officers

Michael R. Zapata has served as a director since October 2018, as the Company’s Executive Chairman and President since December 2018, and as Chief Executive Officer since July 2019. Mr. Zapata is the founder and Managing Member of Sententia Capital Management, LLC (“Sententia”), a value investing focused investment management firm. Since inception in 2012, the firm has invested in deep value public equities in a concentrated portfolio. Prior to Sententia, Mr. Zapata served nearly 10 years in the U.S. Navy. During his service from 2001 to 2010, he held various leadership roles during the Global War on Terror. Deploying to locations including Iraq, Afghanistan, Africa, the Middle East and the Arabian Peninsula, he brings valuable insight and expertise in intelligence fusion, operational execution, strategic planning and risk mitigation. He received his B.S. from Texas A&M University, where he was recognized as a Dougherty Award Recipient. He received his M.B.A. from Columbia University as a student in the Heilbrunn Center for Value Investing. He is a director of Communication Systems, Inc. He also serves as a director of Tip of the Spear Foundation, a non-profit dedicated to supporting Elite Operators and their families during times of need. Mr. Zapata’s qualifications to serve on the Company’s board of directors include his years of business experience as an executive at various companies and as an investment professional. In addition, Mr. Zapata’s role as the Chief Executive Officer of the Company provides the Company’s board of directors with invaluable insight into the management and daily operations of the Company.

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

Non-Employee Directors

Charles Davidson has served as a director since May 2016. Mr. Davidson has served as Chief Executive Officer of Attensa Corporation, an enterprise software provider, since August 2014. He was the CEO of Attensa’s predecessor company Leeward, Inc. from 2009 until 2014, when it was merged into Attensa Corporation, and was Chief Executive Officer of Attensa, Inc. from 2007 until 2009. From 2000 to 2003, Mr. Davidson was Chief Executive Officer and President of StatiaFX, a developer of software solutions for financial advisory services. When StatiaFX was acquired in 2003 by Financial Profiles, a business unit of Hanover Insurance Group, Mr. Davidson became Vice President for Strategy and Business Development of Financial Profiles and served in that function until 2006 when the business was sold. >From 1994 to 1999, Mr. Davidson was Chief Operating Officer and a member of the Board of Directors of the Crabbe Huson Group. In 1993, he co-founded Co-Operations, Inc. and served as its Chairman until 2000. Mr. Davidson holds a B.S. degree in Business from the University of Oregon and a J.D. magna cum laude from Northwestern School of Law, Portland. He is a member (inactive) of the bar associations of Oregon and Washington. Mr. Davidson’s qualifications to serve on the Company’s board of directors include his years of business experience as an executive at various companies.

Alexandre Zyngier was appointed as a director in October 2021. Mr. Zyngier founded Batuta Advisors in 2013 and has over twenty years of experience in investment advisory opportunities in restructuring, turnaround and event driven situations. Mr. Zyngier is currently Chairman of the Board of EVO Transportation Inc., Director of COFINA Puerto Rico and Director of Atari SA.He was previously Lead Director at AudioEye, Inc., Director Eileen Fisher, Inc., Director Torchlight Energy Resources, Inc., Chairman of the Board of Vertis Inc., a Director of Island One LLC, Executive Chairman of DTV America Corporation and other private companies. Mr. Zyngier was the trustee for Linc Energy and is the current sole liquidating Director for Tetralogic Pharmaceuticals Inc. Mr. Zyngier is also an expert witness in Delaware Bankruptcy Court. Mr. Zyngier has worked as a Portfolio Manager, investing in public and private distressed opportunities, at Alden Global Capital (2009-2013), Deutsche Bank Co. (2007-2008) and Goldman Sachs & Co. (2003-2007). During this time, his focus was on distressed investments representing fulcrum securities in the Capital Structure. He was also a strategy consultant at McKinsey & Company (1997-2000). Prior to that, he was a technical brand manager at Procter & Gamble (1991-1995), focused on Latin America Beauty Care Products. Mr. Zyngier has an MBA with a concentration in Finance and Accounting from the University of Chicago (1997) and a bachelor’s degree in Chemical Engineering from UNICAMP (1991). Mr. Zyngier’s qualifications to serve on the Company’s board of directors include his years of investment and advisory experiences with various companies.

Lillian Tung served as a director from October 2020 to September 2022. She is the co-founder of Fur and has more than a decade of experience in marketing and entrepreneurship. Prior to starting Fur, Ms. Tung worked at L’Oréal USA on the Maybelline Global Marketing team from 2011 to 2015. Prior to L’Oréal, Ms. Tung served in the Consumer Marketing division of Time Inc. from 2007 – 2008, and as an analyst for JPMorgan Chase Inc. in the Financial Sponsors Group from 2005 to 2007. She currently serves on the board of the Horace Mann School Alumni Council. Ms. Tung has an MBA with a concentration in Management and Marketing from Columbia Business School (2011) and a bachelor’s degree in East Asian Languages and Civilizations from Harvard University (2005) where she was on the dean’s list for three years. Ms. Tung’s broad business experience across marketing channels with a strong emphasis on digital acquisition, brand development, and consumer engagement qualified her to serve on the Company’s board of directors.

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

Audit Committee

The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the consolidated financial statements of the Company. The Audit Committee is also charged with the review and approval of all related party transactions involving the Company. The current members of the Audit Committee are Messrs. Davidson and Zyngier. Mr. Zyngier currently serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are audit committee financial experts, as defined by the SEC rules, based on their past business experience and financial certifications.

Compensation Committee

The duties and responsibilities of the Compensation Committee include, among other things, reviewing and approving the Company’s general compensation policies, setting compensation levels for the Company’s executive officers, setting the terms of and grants of awards under share-based incentive plans and retaining and terminating executive compensation consultants. The current members of the Compensation Committee are Messrs. Zyngier and Davidson. Ms. Lillian Tung was the Chairman of the Compensation Committee until her resignation in September 2022.

Nomination and Corporate Governance Committee

The duties and responsibilities of the Nomination and Corporate Governance Committee include, among other things, assisting the Board in identifying individuals qualified to become Board members and recommending director nominees for the next annual meeting of shareholders, and taking a leadership role in shaping the corporate governance of the Company. The current members of the Nomination and Corporate Governance Committee are Messrs. Zyngier and Davidson. Mr. Davidson currently serves as Chairman of the Nomination and Corporate Governance Committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and each person who owns more than ten percent of a registered class of the Company’s equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and the Company’s other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended May 31, 2022 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year, except for a non-timely (i) Form 4 for Ms. Tung with respect to transactions on August 25, 2021, (ii) Form 4 for Mr. Zyngier with respect to a transaction on October 21, 2021, and (iii) Form 4 for Mr. Bosco with respect to a transaction on March 14, 2022. The Form 4 filings primarily relate to the grant or vesting of restricted stock units of which the Company had data entry problems that resulted in delayed filings on behalf of named directors.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the dollar amounts of various forms of compensation earned by our named executive officers (“NEOs”) during the years noted:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Michael R. Zapata(3)	2022	$250,000	$—	$16,506	—	$13,502	$280,008
Chairman, President and CEO	2021	$222,667	$—	$57,543	—	$18,000	$298,210

Philip Bosco (4)	2022	$225,000	$6,750	$23,810	—	—	$255,560
CFO and Treasurer	2021	$121,875	—	—	—	—	121,875

(1)	The fair value of these stock awards was computed in accordance with methods allowed under FASB ASC Topic 718 "Compensation - Stock Compensation."

(2)	Value of stock options awards was calculated using Black Scholes pricing model with assumptions discussed in Note 7 to the Company’s financial statements as of and for the year ended May 31, 2022.

(3)	Mr. Zapata was appointed Executive Chairman and President, effective December 1, 2018. Mr. Zapata was appointed Chief Executive Officer, effective July 30, 2019.

(4)	Mr. Bosco was appointed Chief Financial Officer, effective December 1, 2020.

Employment Agreements

Michael R. Zapata

Mr. Zapata is the founding member of Sententia, a value-based investment firm, of which he has served as Mr. Zapata is the founding member of Sententia, a value-based investment firm, of which he has served as general partner since its inception in 2012. The Company entered into a consulting agreement with Sententia, pursuant to which Sententia has agreed to provide executive management services to the Company, which shall be performed by Mr. Zapata. As contemplated by the terms of the agreement, the Company pays $14,000 directly to Sententia per month during the term of the agreement, which was defined as July 30, 2019 through July 31, 2020. Effective August 1, 2020, the Company extended this agreement on a month-to-month basis under similar terms. In addition, pursuant to the consulting agreement, Mr. Zapata was granted 17,777 restricted stock units on August 6, 2019 that vested on such date, and Mr. Zapata may receive a performance-based bonus to be paid in additional restricted stock units with a maximum cash value equivalent of $168,000.

Effective September 30, 2020, Mr. Zapata entered into an employment agreement with the Company. Pursuant to the terms of his agreement, Mr. Zapata became an employee of the Company. In recognition of his services, Mr. Zapata is entitled to receive (i) an annualized salary of $250,000, and (ii) upon achieving certain performance-based objectives determined by the Company’s board of directors or its Compensation Committee, a bonus of up to 50% of his annual salary, payable half in cash and half in stock. Such performance-based objectives will be established by the Company’s board of directors as soon as reasonably practicable and reevaluated on an annual basis by mutual agreement of Mr. Zapata and the Company’s board of directors or its Compensation Committee.

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

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding our NEOs’ unexercised option and other equity incentive plan awards to purchase our common stock as of May 31, 2022:

Option Awards					Other Equity Incentive Plan Awards
Equity Incentive
					Equity Incentive	Plan Awards:
	Number of	Number of			Plan Awards:	Market or Payout
	Securities	Securities			Number of	Value of Unearned
	Underlying	Underlying			Unearned Shares,	Shares, Units or
	Unexercised	Unexercised	Option	Option	Units or Other	Other Rights That
	Options (#)	Options (#)	Exercise Price	Expiration	Rights That Have	Have Not Vested ($)
Name	Exercisable	Unexercisable	($)	Date	Not Vested (#)	(4)
Michael R. Zapata(1)	—	—	—	—	—	—
Philip Bosco(2)	—	—	—	—	6,148	$27,297

(1)	Mr. Zapata was appointed Executive Chairman and President, effective December 1, 2018.

(2)	Mr. Bosco was appointed Chief Financial Officer, effective December 1, 2020.

(3)	Mr. Schmidt transitioned from Chief Financial Officer of the Company, effective December 1, 2020.

(4)	The market value of the unearned shares is based on the closing price on May 31, 2022 of $4.44.

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

The following table presents information regarding cash compensation paid to non-employee directors of the Company for fiscal year 2022 (“Fiscal 2022”):

Name	Cash	Equity(1)	Total
Current Directors:
Charles Davidson	$24,750	$—	$24,750
Andrew Hines	11,000	—	11,000
Steven Strom	12,000	—	12,000
Lillian Tung(2)	9,603	14,405	24,008
Alexandre Zyngier(3)	—	28,256	28,256

_______________

(1)	The value of restricted stock units is granted to each applicable director have been determined in accordance with United States generally accepted accounting principles
(2)	Mr. Hines resigned as director in November 2021.
(3)	Ms. Tung resigned as a director in September 2022
(4)	Mr. Zyngier became a director of the Company in October 2021.

The Compensation Committee periodically awards our non-employee directors with equity-based compensation. The following table presents information regarding our non-employee directors’ unexercised equity incentive plan awards to purchase the Company’s common stock as of May 31, 2022:

Stock Awards
Equity Incentive Plan
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Charles Davidson	—	—
Andrew P. Hines	—	—
Lillian Tung	—	—
(1)	The market value of the unvested units is based on the closing price on May 31, 2022 of $4.44.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents information with respect to the beneficial ownership of our common stock as of October 11, 2022, by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding common stock;

•	each of our directors and NEOs; and

•	all of our directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to our 5% beneficial owners is based on information we received from such holders. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The percentage of beneficial ownership is based on 3,872,134 shares of common stock outstanding as of October 11, 2022.

Except as otherwise noted below, the address of persons listed in the following table is:

c/o Schmitt Industries, Inc. 2765 N.W. Nicolai Street Portland, Oregon 97210

Name of Beneficial Owner	Number	Percentage
Persons known to beneficially own more than 5%
GAMCO Investors, Inc.(1)	610,000	15.8%
Sententia Capital Management LLC(2)	474,235	12.2%
Activist Investing LLC (3)	377,892	9.8%
Directors and NEOs
Michael R. Zapata(2)(4)	539,839	13.9%
Philip Bosco(5)	10,749	*
Charles Davidson(6)	41,967	1.1%
Alexandre Zyngier(8)	6,534	*
All executive officers and directors as a group (4 persons)(9)	599,089	15.5%

* Represents holdings of less than 1% of shares outstanding.

(1)	The address of GAMCO Investors, Inc. is One Corporate Center, Rye, NY 10580. This disclosure is based on information contained in a Schedule 13D/A filed by GAMCO Investors, Inc. with the SEC on August 27, 2020.

(2)	Michael R. Zapata, as the managing member of Sententia Capital Management, LLC, general partner of Sententia Group, LP, and as the managing member of Sententia Capital Management, LLC, may be deemed to beneficially own the shares of common stock beneficially owned by Sententia Capital Management LLC. Mr. Zapata disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. This disclosure is based on information contained in a Schedule 13D/A filed by Sententia Capital Management LLC with the SEC on December 17, 2019 and a Form 4 filed by Michael Zapata with the SEC on April 18, 2022.

(3)	The address of Activist Investing LLC is 1185 Avenue of the Americas, Third Floor New York, New York 10036. This disclosure is based on information contained in a Schedule 13D filed by Activist Investing LLC with the SEC on November 19, 2021.

(4)	Includes 65,604 shares of the Company’s common stock held directly by Mr. Zapata as of October 11, 2022.

(5)	Includes 10,749 shares of the Company’s common stock held as of October 11, 2022.

(6)	Includes 26,967 shares of the Company’s common stock held as of October 11, 2022 and options to purchase 15,000 shares of common stock at a strike price of $1.70, all of which were vested on October 11, 2022.

(7)	Includes 6,603 shares of the Company’s common stock held as of October 11, 2022.

(8)	Includes 6,534 shares of the Company’s common stock held as of October 11, 2022.

(9)	Consists of 605,692 shares held as of October 11, 2022, 15,000 shares of the Company’s common stock issuable upon exercise of options with a strike price of $1.70.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of May 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	15,000	1.70	359,477
Equity compensation plans not approved by security holders	0	0	0
Total	15,000	1.70	359,477

(1) These equity compensation plans consist of our 2014 Equity Incentive Plan and our 2004 Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Mr. Zapata is the founding member of Sententia, and Mr. Schmidt, our former CFO and Treasurer, is a former employee of Sententia, Mr. Zapata is the founding member of Sententia, a value-based investment firm, of which he has served as general partner since its inception in 2012. The Company entered into a consulting agreement with Sententia, where Sententia has agreed to provide executive management services to the Company, which shall be performed by Mr. Zapata in his role as CEO. The Company and Mr. Zapata transitioned from the consulting agreement to full employment of Mr. Zapata in 2020.

On August 7, 2021, the Company received a commitment letter to the Company (the “Commitment”) from Mr. Zapata. The Commitment stated that Sententia or its affiliated entities will provide additional capital as required to the Company up to $1,300,000 for the Company’s operations as needed through November 30, 2022. On April 13, 2022, the Company formalized drawdown terms on the Commitment in the form of a promissory note, which states that Sententia or its affiliates will provide the Company with additional capital of up to $1,300,000 for the Company’s operations, as needed, through February 28, 2023. Drawdown terms include a 1.0% origination fee, 18-month term after drawdown and an 8.0% payment-in-kind interest rate.

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

Audit Committee Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee, or one of its members to whom authority has been delegated by the Audit Committee, may also pre-approve particular services on a case-by- case basis. The Audit Committee, or one of its members to whom authority had been delegated, pre-approved all of the Company’s audit fees, audit-related fees, tax fees, and all other fees for services by the independent auditors during Fiscal 2022 and Fiscal 2021.

Fees Billed for the 2022 and 2021 Fiscal Years

Audit and Related Fees

For the fiscal years ended May 31, 2022 and May 31, 2021, Moss Adams LLP and their affiliates billed, or have estimated they will bill, a total of $0, and $314,747, respectively, for their audits, and fees reasonably related to the performance of the audits of Schmitt’s annual consolidated financial statements for those fiscal years; review of financial statements contained in Schmitt’s Forms 10-Q in those fiscal years; and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

For the fiscal years ended May 31, 2022 and May 31, 2021, UHY LLP and their affiliates billed, or have estimated they will bill, a total of $271,625 and $92,250, respectively.

Tax Fees

For the fiscal years ended May 31, 2022 and May 31, 2021 UHY LLP and their affiliates billed, or have estimated they will bill, a total of $0 and $0, respectively, for preparation of subsidiary tax return.

All Other Fees

For the fiscal years ended May 31, 2022 and May 31, 2021 UHY LLP and their affiliates billed, or have estimated they will bill, a total of $0 and $0, respectively, for services other than those already disclosed above.

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

SCHMITT INDUSTRIES, INC.

Date: October 13, 2022	By:	/s/ Philip Bosco
Philip Bosco
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael R. Zapata	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	October 13, 2022
Michael R. Zapata
/s/ Philip Bosco	Chief Financial Officer(Principal Financial and Accounting Officer)	October 13, 2022
Philip Bosco

/s/ Charles Davidson	Director	October 13, 2022
Charles Davidson

/s/ Alexandre Zygnier	Director	October 13, 2022
Alexandre Zygnier